Form 10QSB
period 1995-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1995-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)


DELAWARE                           84-0592823
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

633 Seventeenth Street, Suite 1670, Denver, Colorado   80202
(Address of principal executive offices)               (Zip Code)

(303) 294-9525
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/ Yes   / / No


Shares of common stock outstanding on August 14, 1995: 16,307,013

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                   June 30        March 31
                                   1995           1995
                                   (Unaudited)
                                   -----------    ---------
ASSETS
Current assets
     Cash and cash equivalents     $83,000        $83,000
     Accounts receivable:
          Oil and gas sales        263,000        292,000
          Joint interest billings
               and other, net      128,000        299,000
     Other current assets          133,000        46,000
                                   -------        -------
          Total current assets     607,000        720,000
                                   =======        =======
Property and equipment
     Oil and gas property (full
          cost method)             31,502,000     31,418,000
     Support equipment             440,000        435,000
                                   ----------     ----------
                                   31,942,000     31,853,000
     Accumulated depletion (includes
          cumulative ceiling limitation
          charges of $14,091,000)  (28,933,000)   (28,763,000)
     Accumulated depreciation      (365,000)      (358,000)
                                   ------------   ------------
     Net property and equipment    2,644,000      2,732,000
     Other assets                  71,000         56,000
                                   ------------   ------------
TOTAL ASSETS                       $3,322,000     $3,508,000
                                   ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                   June 30        March 31
                                   1995           1995
                                   (Unaudited)
                                   -----------    ---------
LIABILITIES
Current liabilities
     Accounts payable and accrued
          liabilities              $445,000       $492,000
     Current portion of long-term
          debt                     498,000        514,000
                                   --------       ---------
     Total current liabilities     943,000        1,006,000

Long-term debt, less current
     portion                       516,000        606,000
                                   --------       ---------
TOTAL LIABILITIES                  1,459,000      1,612,000
                                   ---------      ---------
SHAREHOLDERS' EQUITY
     Preferred stock, $.10 par value
          Authorized: 3,000,000 shares
          Issued: 0 shares         0              0
     Common stock, $.10 par value
          32,000,000 shares authorized;
          16,307,013 shares outstanding
          at March 31 and June 30  1,688,000      1,688,000
     Additional paid-in capital    21,022,000     21,022,000
     Employee Stock Ownership Plan
          contribution             13,000         13,000
     Accumulated deficit           (20,831,000)   (20,798,000)
     Less treasury stock (572,739
          shares at March 31 and
          June 30); at cost        (29,000)       (29,000)

TOTAL SHAREHOLDERS' EQUITY         1,863,000      1,896,000
                                   ----------     ----------
TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                             $3,322,000     $3,508,000
                                   ==========     ==========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                                   Quarter Ended June 30
                                   1995           1994
                                   -------        -------
REVENUE
     Oil and gas sales             $751,000       $256,000
     Well service revenue          1,000          0
                                   --------       --------
          Total revenue            752,000        256,000
                                   --------       --------
EXPENSES
     Oil and gas production        486,000        125,000
     Production tax                59,000         18,000
     Well service expenses         1,000          0
     Depreciation, depletion and
          amortization             174,000        85,000
     General and administrative    34,000         60,000
                                   --------       --------
          Total operating expenses 754,000        288,000
                                   --------       --------
     Loss from operations          (2,000)        (32,000)

OTHER INCOME (EXPENSE)
     Interest and other income     2,000          5,000
     Interest expense              (33,000)       (10,000)
                                   --------       --------
     Total other income (expense)  (31,000)       (5,000)

Loss before income taxes           (33,000)       (37,000)
Income taxes                       0              0
                                   ---------      ---------
NET LOSS                           $(33,000)      $(37,000)
                                   =========      =========
Weighted average number of
     shares outstanding            16,307,013     16,736,505

Net loss per share                 $(.002)        $(.002)

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows

                                   Quarter Ended June 30
                                   1995           1994
                                   ---------      ---------
Cash flows from operating activities
     Net loss                      $(33,000)      $(37,000)
     Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
          Depreciation, depletion and
          amortization             174,000        85,000
          Employee Stock Ownership Plan
          contribution             0              7,000
          Change in current assets and
          current liabilities:
          Accounts receivable, net 200,000        23,000
          Accounts payable and accrued
          liabilities              (47,000)       (66,000)
          Other current assets     (87,000)       0
          Change in other assets   (15,000)       0
          Other                    3,000          2,000
                                   --------       ---------
     Net cash provided by operating
     activities                    195,000        14,000
                                   --------       ---------
Cash flows from investing activities
     Capital expenditures
          Oil and gas property     (84,000)       (53,000)
          Support equipment        (5,000)        (23,000)
     Proceeds from sale of property
     and equipment                 0              0
                                   --------       ---------
     Net cash used in investing
     activities                    (89,000)       (76,000)
                                   --------       ---------
Cash flows from financing activities
     Long-term debt payments       (106,000)      (3,000)
     Purchase of treasury stock    0              0
                                   ---------      ---------
     Net cash used in financing
     activities                    (106,000)      (3,000)
                                   ---------      ---------
Cash
     Net increase (decrease)       0              (65,000)
     Balance, beginning of period  83,000         378,000
                                   --------       --------
     Balance, end of period        $83,000        $313,000
                                   ========       ========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                    June 30, 1995

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules an regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's March 31, 1995 annual report.

1.  Summary of Significant Accounting Policies

Reclassifications
Certain prior year amounts may have been reclassified to conform to current year presentation.

Income Taxes
In the first quarter of fiscal 1994, Basic implemented Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of April 1, 1993. SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards under SFAS 109. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized.

The Company's adoption of SFAS 109 had no cumulative effect on operations for the quarter ended June 30, 1995 since the net deferred tax asset of $6,525,000 was offset by a valuation allowance of an equal amount. The Company's deferred tax liabilities and assets are comprised of the following components at June 30, 1995 and 1994.

                                   Quarter ended June 30
                                   1995           1994
                                   -------        -------
Deferred tax liabilities
     Depreciation and depletion    $(377,000)     $(323,000)

Deferred tax assets
     Net operating loss
          carryforwards            5,716,000      5,705,000
     Statutory depletion
          carryforward             1,186,000      1,144,000

Valuation allowance                (6,525,000)    (6,526,000)
                                   -----------    -----------
Net deferred tax asset             $0             $0
                                   ===========    ===========

At March 31, 1995, the Company had available approximately $16,304,000 of net operating loss carryforwards which expire in varying amounts in the years 1996 through 2009. The Company also has available a depletion carryover of approximately $3,388,000.

The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized due to expiration and other factors. Although management expects improvement in the future results of operations, it emphasized past performance rather than income projections when determining the valuation allowance. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources
Liquidity
During the quarter just ended, current assets decreased 16% from $720,000 at year ended March 31, 1995 (March 31) to $607,000 at June 30, 1995 (June 30) and current liabilities decreased 6% from $1,006,000 at March 31 to $943,000 at June
30. Consequently, the Company's current ratio decreased slightly from .7:1 at March 31 to .64:1 at June 30. For Bank covenant purposes, at March 31 the current ratio was 1.46:1 and decreased to 1.36:1 at June 30.

Hedging
The Company previously disclosed its intention to hedge its oil price risk. Consequently, in the quarter just ended, the Company executed twenty-two (22) put option contracts at a cost of approximately $9,000. The intent of this transaction was to create a $17.00 per barrel floor price for approximately 75% of the Company's anticipated oil production from key properties through October 1995. By utilizing this type of instrument, the Company would participate in 100% of any upside price movement. The Company did not hedge any of its gas production.

Liquidity Outlook
The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Despite the Company's increased monthly debt repayment and interest requirements, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 1996.

Strategy Implementation
Pursuing its acquisition strategy, in the quarter just ended, the Company purchased from unrelated third parties: (1) for $20,000, a 60% and 68% working interest in two North Dakota wells which the Company now operates; (2) for $16,000, a 5% working interest in a North Dakota well that the Company already operates; and (3) for $1,500, a 6.3% working interest in a Montana well which the Company also operates.

Outlook for Remainder of Fiscal Year 1996
To the extent that funds are available, the Company intends to pursue the acquisition of producing properties and the exploitation of both existing properties and those which it acquires. However, the Company may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding, change in oil or gas prices, lending institution requirements and other events which the Company is not able to anticipate.

Results of Operations

Quarter Ended June 30,1995 Compared to Quarter Ended June 30, 1994
Overview
Operations in the quarter ended June 30, 1995 resulted in a net loss of $33,000 compared to a net loss of $37,000 in the same quarter in 1994.

Revenues
Oil and gas sales revenue increased $495,000 (193%) in the quarter ended June 30, 1995 (1995) from the quarter ended June 30, 1994 (1994). Of this amount, $409,000 (83%) was attributable to increased oil production and $47,000 (9%) was attributable to oil price increases. Gas volume increases accounted for a $69,000 (14%) positive variance and gas price decreases accounted for a negative variance of -$30,000 (-6%).

Volumes and Prices
Total liquid production increased 196%, from 13,200 barrels in 1994 to 39,100 barrels in 1995 and the price per barrel increased 8%, from $15.83 in 1994 to $17.03 in 1995. Total gas production increased 147%, from 22,900 MCF's in 1994 to 56,600 MCF's in 1995, while the price per MCF decreased 26%, from $2.06 in
1994 to $1.53 in 1995.   The increase in both liquid and gas production was
primarily due to three factors: (1) the acquisition of approximately sixty properties in the Williston basin of Montana and North Dakota as disclosed in the Company's 1995 Form 10-KSB; (2) the development drilling and recompletion on the Company's Antenna Federal prospect in Weld County, Colorado during the last half of fiscal 1995; and (3) the acquisition of a well in Montana in fiscal 1995.

Expenses
Oil and gas production expense increased $361,000 (289%) in 1995 from 1994 primarily as a result of the normal production expenses associated with the acquisitions mentioned above as well as workovers on those newly acquired properties. It is management's belief that these workover expenses are not indicative of future operations, but rather reflect deferred maintenance by the previous owner. As a result of the increased production expense, the overall lifting cost per equivalent barrel increased from $8.43 in 1994 to $11.23 in 1995.

Depreciation, depletion and amortization expense increased $89,000 (105%) in 1995 from 1994 due to increases in Basic's production volumes in the quarter just ended. This increase was more than offset by the positive impact of the aforementioned acquisitions on the Company's reserve base determination at the end of fiscal 1995. As a result, the depletion rate decreased from $4.54 per equivalent barrel in 1994 to $3.51 per equivalent barrel in 1995.

Net general and administrative expense decreased $26,000 (43%), from $60,000 in 1994 to $34,000 in 1995 primarily as a result of the fact that more general and administrative expenses were charged out to operations and the full cost pool in 1995. Also contributing to the overall decrease in net general and administrative expense were decreases in building-related expenses and outside professional services. Offsetting these decreases were increases in rent, entertainment, and seminars.


Liquids and Natural Gas Production Sales Price and Production Cost

Liquids and natural gas production, average sales prices and average production costs per equivalent barrel of production are shown in the following table for the quarter ended June 30 in the current and prior year. Certain prior year amounts have been reclassified to conform to current year presentation.

                                   Quarter ended June 30
                                   1995           1994
                                   -------        -------
     Production
          Oil (barrels)            39,100         13,200
          Gas (mcf)                56,600         22,900

     Revenue
          Oil                      $665,000       $209,000
          Gas                      86,000         47,000
                                   --------       --------
          Total                    $751,000       $256,000
                                   ========       ========
     Average sales price(3)
          Oil (per barrel)         $17.03         $15.83
          Gas (per mcf)            $1.53          $2.06
     Total production expense(1)   $545,000       $143,000
     Average production exp.(2)(3) $11.23         $8.43

     (1)  Operating costs, including production tax
     (2) Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     (3)  Averages calculated based upon non-rounded figures

PART II.
OTHER INFORMATION
(Cumulative from March 31, 1995)

Item 1.  Legal Proceedings

The Company previously disclosed that in November 1994, the Company received notification from the State of Colorado, Equal Employment Opportunity Commission
(EEOC) that a former employee had filed a complaint regarding severance pay. In June 1995, the Company received notification from the EEOC that no probable cause was found for the complaint and that the case had been dismissed. Under Colorado law, the former employee has ninety days to appeal this decision. If the decision is appealed, the Company expects to vigorously defend its position, but to the extent it would be unsuccessful, the disputed item would be a nominal amount.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

During the period ending June 30, 1995, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following Form 8-Ks have been filed with the Securities and Exchange Commission since March 31, 1995 and are incorporated herein by reference. For further information on these disclosures, reference to the original documents should be made. The following is a summary of those original documents.

Form 8-K dated June 19, 1995
On June 19, 1995, the Company reported that it had entered into a hedging transaction whereby the Company executed twenty-two (22) put option contracts at a cost of approximately $9,000. The intent of this transaction was to create a $17.00 per barrel floor price for approximately 75% of the Comapny's anticipated oil production from key properties through October 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.


By (signature)                /s/ Ray Singleton
(Name and title)              Ray Singleton, President
(Date)                        August 14, 1995