Form 10QSB
period 1995-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1995-11-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File Number 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE                                                           84-0592823
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                            Identification No.)

633 Seventeenth Street, Suite 1670, Denver, Colorado               80202-3635
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
Yes /X/  No / /


Shares of common stock outstanding on November 10, 1995:  16,580,487

                                       PART I.
                                FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                             September 30   March 31
                                             1995           1995
                                             (Unaudited)
                                             ------------   -----------
Assets
Current assets
     Cash & cash equivalents                 $152,000       $83,000
     Accounts receivable
          Oil and gas sales                  259,000        292,000
          Joint interest and other, net      94,000         299,000
     Other current assets                    67,000         46,000
                                             -----------    -----------
               Total current assets          572,000        720,000
                                             -----------    -----------
Property and equipment
     Oil and gas property (full cost method) 31,537,000     31,418,000
     Support equipment                       440,000        435,000
                                             -----------    -----------
                                             31,977,000     31,853,000
     Accumulated depletion - FCP (includes
          cumulative ceiling limitation
          charges of $14,091,000)            (29,098,000)   (28,763,000)
     Accumulated depreciation                (370,000)      (358,000)
                                             -----------    -----------
     Net property & equipment                2,509,000      2,732,000
     Other assets                            71,000         56,000
                                             -----------    -----------
Total Assets                                 $3,152,000     $3,508,000
                                             ===========    ===========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                             September 30   March 31
                                             1995           1995
                                             (Unaudited)
                                             ------------   -----------
Liabilities
Current liabilities
     Accounts payable & accrued liabilities  $514,000       $492,000
     Current portion of long-term debt       429,000        514,000
                                             ------------   -----------
               Total current liabilities     943,000        1,006,000

Long-term debt, less current portion         376,000        606,000
                                             ------------   -----------
               Total liabilities             1,319,000      1,612,000
                                             ------------   -----------
Shareholders' Equity
     Preferred stock, $.10 par value
          Authorized - 3,000,000 shares
          Issued - 0 shares                  -----          -----
     Common stock, $.10 par value
          32,000,000 shares authorized;
          16,307,013 shares outstanding at
          March 31 and 16,580,487 at
          September 30                       1,688,000      1,688,000
     Additional paid-in capital              21,022,000     21,022,000
     Employee Stock Ownership Plan
          contribution                       -----          13,000
     Accumulated deficit                     (20,861,000)   (20,798,000)
     Less: treasury stock (572,739 shares
          at March 31 and 299,265 at
          September 30); at cost             (16,000)       (29,000)
                                             ------------   -----------
               Total shareholders' equity    1,833,000      1,896,000
                                             ------------   -----------
Total Liabilities & Shareholders' Equity     $3,152,000     $3,508,000
                                             ============   ===========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                         Six Months Ended              Quarter Ended
                         September 30                  September 30
                         1995           1994           1995      1994
                         ----------     ---------      --------- ---------
Revenue:
Oil and gas sales        $1,397,000     $569,000       $646,000  $313,000
Well service revenue     3,000          5,000          2,000     5,000
                         ----------     ---------      --------- ---------
     Total revenue       1,400,000      574,000        648,000   318,000
                         ----------     ---------      --------- ---------
Expenses:
Oil and gas production   881,000        308,000        395,000   183,000
Production tax           114,000        39,000         55,000    21,000
Well service expenses    3,000          4,000          2,000     4,000
Depreciation, depletion
     & amortization      342,000        179,000        168,000   94,000
General & administrative 68,000         120,000        34,000    60,000
                         ----------     ----------     --------  --------
     Total expenses      1,408,000      650,000        654,000   362,000
                         ----------     ----------     --------  --------
Loss from operations     (8,000)        (76,000)       (6,000)   (44,000)
                         ----------     ----------     --------  --------
Other Income (Expense):
Interest & other income  2,000          7,000          -----     2,000
Gain on sale of office
     building            -----          38,000         -----     38,000
Interest expense         (57,000)       (20,000)       (24,000)  (10,000)
                         ----------     ----------     --------  --------
     Total other
     income (expense)    (55,000)       25,000         (24,000)  30,000
                         ----------     ----------     --------  --------
Loss before income taxes (63,000)       (51,000)       (30,000)  (14,000)
Income taxes             -----          -----          -----     -----
                         ----------     ----------     --------  --------
Net loss                 $(63,000)      $(51,000)      $(30,000) $(14,000)
                         ==========     ==========     ========  ========
Weighted average number of
     shares outstanding  16377247       16736505       16446721  16736505
                         ==========     ==========     ========  ========
Net loss per share:      $(.004)        $(.003)        $(.002)   $( .001)
                         ==========     ==========     ========  ========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                             Six Months Ended
                                             September 30
                                             1995           1994
                                             ----------     ----------
Cash Flows from Operating Activities
     Net loss                                $(63,000)      $(51,000)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
          Depreciation, depletion and
          amortization                       342,000        179,000
          Employee Stock Ownership Plan
          contribution                       -----          13,000
          Change in current assets and current
          liabilities
               Accounts receivable, net      238,000        (74,000)
               Accounts payable and accrued
               liabilities                   22,000         190,000
               Other current assets          (21,000)       21,000
          Other assets                       (15,000)       (52,000)
          Gain on sale of office building    -----          (38,000)
          Other adjustments                  6,000          5,000
                                             ----------     ----------
Net cash provided by operating activities    509,000        193,000
                                             ----------     ----------
Cash Flows from Investing Activities
     Capital expenditures
          Oil and gas property               (120,000)      (391,000)
          Support equipment                  (5,000)        (33,000)
     Proceeds from sale of property and
          equipment                          -----          382,000
                                             ----------     ----------
Net cash used in investing activities        (125,000)      (42,000)
                                             ----------     ----------
Cash Flows from Financing Activities
     Long-term debt payments                 (315,000)      (349,000)
     Proceeds from borrowing                 -----          500,000
     Purchase of treasury stock              -----          -----
                                             ----------     ----------
Net cash provided by (used in) financing
activities                                   (315,000)      151,000
                                             ----------     ----------
Cash
     Net increase                            69,000         302,000
     Balance at beginning of period          83,000         378,000
                                             ----------     ----------
     Balance at end of period                $152,000       $680,000
                                             ==========     ==========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                 September 30, 1995

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's March 31, 1995 annual report.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION Certain prior year amounts have been reclassified to conform to current year presentation.

INCOME TAXES In the first quarter of fiscal 1994, Basic implemented Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of April 1, 1993. SFAS 109 requires recognition of deferred income tax assets and liabilities based upon enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards under SFAS 109. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized.

The Company's adoption of SFAS 109 had no cumulative effect on operations since the net deferred tax asset of $6,398,000 was offset by a valuation allowance of an equal amount. The Company's deferred tax liabilities and assets are comprised of the following components at September 30, 1995.


                             (Intentionally left blank)

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                 September 30, 1995
                                     (Continued)

                                             September 30, 1995
                                             ------------------
Deferred tax liabilities
     Depreciation and depletion              $(494,000)

Deferred tax assets
     Net operating loss carryforwards        5,706,000
     Statutory depletion carryforward        1,186,000

Valuation allowance                          (6,398,000)
                                             ------------
Net deferred tax asset                       $0
                                             ============

At March 31, 1995, the Company had available approximately $16,304,000 of net operating loss carryforwards which expire in varying amounts in the years 1996 through 2010. The Company also has available a depletion carryover of approximately $3,388,000.

The Company has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized due to expiration and other factors. Although management expects improvement in future results of operations, it emphasizes past performance rather than income projections when determining the valuation allowance. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY During the quarter just ended, current assets decreased 21% from $720,000 at year ended March 31, 1995 (March 31) to $572,000 at September 30, 1995 (September 30) and current liabilities decreased 6% from $1,006,000 at March 31 to $943,000 at September 30. Consequently, the Company's current ratio decreased from .72:1 at March 31 to .61:1 at September 30. For Bank covenant purposes, at March 31 the current ratio was 1.46:1 and decreased to 1.11:1 at September 30. If this trend were to continue and the Company's current ratio fell below 1.0:1.0, the Company would technically be considered in default of Bank covenants. Since the reduction in the current ratio to this level was intentional, the Company expects the current ratio to stabilize at or near its current level. Thus, a technical default is not expected to occur.

HEDGING The Company previously disclosed it had executed twenty-two (22) put option crude oil contracts at a cost of approximately $9,000. The intent of this transaction was to create a $14.50 per barrel effective field price for approximately 75% of the Company's anticipated oil production from key properties through October 1995. Due to the nature of the Company's debt repayment requirements, management believed that protection from price uncertainty was critical during this period. As of this date, all of these options have expired unexercised and the Company has no other hedges in place. However, management expects to hedge some portion of future production to mitigate the effects of future price uncertainty.

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

DEBT On March 30, 1995, the Company disclosed the modification of its loan agreement with Norwest Bank Colorado N.A. (the Bank) to increase its loan indebtedness by an additional $690,000 to $1,120,000. Following required monthly principal payments, by September 13, 1995, the unpaid loan principal balance was $805,000.

On September 13, 1995, the Bank and the Company further modified the loan agreement to create a "Declining Balance, Revolving Line Of Credit" (DBRLOC) and increased the face amount of the promissory note to $2,500,000. The Company is now able to draw on the DBRLOC up to $2,500,000 or the borrowing base, whichever is less. At September 13, 1995 the Company's borrowing base was set at $1,050,000, but declines monthly by the minimum required principal payment. Under the DBRLOC and note, the Company is required to make monthly principal payments commencing October 31, 1995 and continuing each month thereafter until May 31, 1998 in the following minimum amounts:

     Time period                                  Amount
     ------------------------------------------   -----------------
     October 31, 1995 through December 31, 1995   $53,000 per month
     January 31, 1996 through December 31, 1996   $30,000 per month
     January 31, 1997 through December 31, 1997   $25,000 per month
     January 31, 1998 through April 30, 1998      $20,000 per month
     May 31, 1998                                 Remaining principal balance

The Company's borrowing base will be reviewed biannually and may be adjusted up or down due to reevaluation of previously collateralized properties, addition of newly acquired properties, increased reserves created by enhancements or exploitation and rising or declining oil or gas prices. At May 31, 1998, unless the DBRLOC is again modified or the borrowing base is adjusted, the outstanding principal balance is expected to be approximately $131,000.

In addition to the above described principal payments, monthly interest payments are due on the unpaid principal balance at the Bank's fluctuating prime lending rate plus two percent (2%). In addition, quarterly, the Company is required to pay a 1/2% commitment fee on the unused portion of the adjusted and declined borrowing base. As of September 30, 1995, the Company's effective annual interest rate was 10.75%.

As a result of the foregoing loan modification, the Company now has the ability to draw an additional $245,000 from the DBRLOC. In addition, the Company may reduce the loan balance ahead of schedule and be able to re-borrow up to the declined and/or adjusted borrowing base. The increased loan facility allows the Company to continue implementing its plan of acquiring additional producing properties and exploiting both existing and newly acquired properties for additional cashflow and reserve potential. At this time the Company has not identified any additional properties for acquisition.

Furthermore, on September 13, 1995, in addition to the above described DBRLOC, the Bank and the Company executed the collateral documents necessary to create a second Revolving Line Of Credit (RLOC) and make an additional $900,000 available for the Company's hedging activities. The terms of the RLOC have not yet been finalized and funds under this second facility are not yet available. In addition to other anticipated requirements and restrictions, the funds from the RLOC can only be used to fund margin requirements associated with the Company's hedging activities. By December 15, 1995, it is expected that terms for the RLOC will be finalized and funds will then be available.

The DBRLOC and RLOC are collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties and the Company's hedging/margin account associated with the Company's hedging activities.

STRATEGY IMPLEMENTATION
Pursuing its acquisition and exploitation strategy, in the quarter just ended, the Company: (1) purchased from an unrelated third party, for $7,400, a 25% working interest in a Montana well that the Company already operates; and (2) participated, at a cost of approximately $60,000, in the recompletion of a Montana well in which it owns a 50% working interest. Subsequent to the end of the quarter, the Company disclosed that this second well was producing 147 barrels of oil, 16 barrels of water and 112 MCF of gas per day from the Bakken formation. The well previously produced an average of 9 barrels of oil, 11 barrels of water and 4 MCF of gas per day from the Madison formation.

The Company continues to be adversely affected by the magnitude of unanticipated repair costs associated with subsurface equipment on recently acquired Williston basin properties. It appears the majority of these costs can be attributed to the deferral of routine maintenance by the previous operator preparatory to the sale of these properties. Unfortunately, these temporary deferrals were of sufficient duration to have accelerated the requirement to replace subsurface components. An example of such deferrals would be the curtailment of chemical treatments to reduce apparent monthly expenses, resulting in increased corrosion of subsurface equipment, increased subsurface failures and operating costs and, eventually, premature replacement. In the quarter just ended, the Company incurred approximately $45,000 in repair and replacement costs on one of its water disposal facilities in Montana. Adding to the impact of this repair was the fact that four producing wells, which used this facility, had to be shut-in for three weeks while the repair took place.

The Company expects these repair costs to continue, albeit in decreasing amounts, as the Company discovers, repairs and replaces damaged and/or compromised subsurface equipment. While the impact of these costs is evident on current profitability, the Company cannot predict what the impact will be on future profitability.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

OVERVIEW
Operations in the six months ended September 30, 1995 (1995) resulted in a net loss of $63,000 compared to a net loss of $51,000 in the six months ended September 30, 1994 (1994).

REVENUES
Oil and gas sales revenue increased $828,000 (146%) in 1995 from 1994. Of this amount, $777,000 (94%) was attributable to an increase in oil production while oil price decreases accounted for a negative variance of $28,000 (-3%). Gas volume increases accounted for a positive variance of $111,000 (13%) and gas price declines accounted for a negative variance of $32,000 (-4%).

VOLUMES AND PRICES
Total liquid production increased 161% from 29,000 barrels in 1994 to 75,800 barrels in 1995 while the price per barrel decreased slightly (-2%) from $16.60 in 1994 to $16.23 in 1995. Total gas production increased 126% from 48,900 MCFs in 1994 to 110,600 MCFs in 1995 while the price per MCF decreased 16% from $1.80 in 1994 to $1.51 in 1995. The increase in both liquid and gas production was primarily due to the Company's Williston basin acquisition completed in March 1995 and its drilling and recompletion program in the Wattenburg field in northeast Colorado conducted from August 1994 to February 1995.

EXPENSES
Oil and gas production expense, including production tax, increased $648,000 (187%) in 1995 from 1994 primarily as a result of the two aforementioned acquisition and development efforts. In addition, an unprecedented number of workovers occurred in the six months just ended, primarily on the newly-acquired properties. It is management's belief that these workover expenses are not indicative of future operations, but rather reflect deferred maintenance by the previous owner. The overall lifting cost per equivalent barrel increased 13% from $9.34 in 1994 to $10.56 in 1995.

Depreciation, depletion and amortization expense increased $163,000 (91%) in 1995 from 1994 due to increases in the full cost pool and increases in produced volumes, both attributable to the two aforementioned acquisition and development efforts. The average depletion expense per equivalent barrel decreased 20% from $4.43 in 1994 to $3.56 in 1995 as a result of the proportionally greater amount of estimated reserves that were added at the year ended March 31, 1995.

Net general and administrative expense decreased $52,000 (43%) in 1995 from 1994. This decrease is attributable to an increase in the number of Company-operated properties, and associated administrative overhead fees, following the Williston basin acquisition mentioned above. Also contributing to the overall decrease in gross general and administrative expense were decreases in building-related expenses and outside professional services. Offsetting these decreases were increases in rent and membership dues.

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

OVERVIEW
Operations in the quarter ended September 30, 1995 (1995) resulted in a net loss of $30,000 compared to a net loss of $14,000 in the quarter ended September 30, 1994 (1994).

REVENUES
Oil and gas sales revenue increased $333,000 (106%) in 1995 from 1994. Of this amount, approximately $352,000 (106%) was attributable to an increase in oil production while oil price decreases accounted for a negative variance of $59,000 (-18%). Gas volume increases accounted for a positive variance of $44,000 (13%) while gas price declines accounted for a negative $4,000 (-1%) of the total variance.

VOLUMES AND PRICES
Total liquid production increased 129% from 15,800 barrels in 1994 to 36,200 barrels in 1995 while the price per barrel decreased 9% from $17.22 in 1994 to $15.62 in 1995. Total gas production increased 108% from 26,000 MCFs in 1994 to 54,000 MCFs in 1995 while the price per MCF decreased 6% from $1.58 in 1994 to $1.48 in 1995. The increase in both liquid and gas production was primarily due to the Company's Williston basin acquisition and its drilling and recompletion program in the Wattenburg field mentioned above.

EXPENSES
Oil and gas production expense, including production tax, increased $246,000 (121%) in 1995 from 1994 primarily as a result of the aforementioned acquisition and development programs and an unprecedented number of workovers, as mentioned earlier. The overall lifting cost per equivalent barrel decreased slightly (2%) from $10.13 in 1994 to $9.96 in 1995 as a result of the increased production.

Depreciation, depletion and amortization expense increased $74,000 (79%) in 1995 from 1994 due to increases in the full cost pool and increases in produced volumes, both attributable to the acquisition and development efforts mentioned above. The average depletion expense per equivalent barrel decreased 16% from $4.34 in 1994 to $3.65 in 1995 due to the proportionally greater amount of estimated reserves that were added at the year ended March 31, 1995.

Net general and administrative expense decreased $26,000 (43%) in 1995 compared
to 1994.   This decrease is attributable to an increase in the number of
Company-operated properties, and associated administrative overhead fees, following the Williston basin acquisition previously mentioned. Also contributing to the overall decrease in gross general and administrative expense were decreases in building-related expenses and transfer agent fees. Offsetting these decreases were increases in rent and travel expenses.

                             (Intentionally left blank)

        Liquids and Natural Gas Production, Sales Price and Production Costs

Liquids and natural gas production, average sales prices and average production costs per equivalent barrel of production are shown in the following table for the six months and quarter ended September 30 in the current and prior year.

                         Six Months Ended         Quarter Ended
                         September 30             September 30
                         1995           1994      1995           1994
                         ---------      --------- ---------      ---------
Production
     Oil (barrels)       75,800         29,000    36,200         15,800
     Gas (mcf)           110,600        48,900    54,000         26,000

Revenue
     Oil                 $1,230,000     $481,000  $566,000       $272,000
     Gas                 167,000        88,000    80,000         41,000
                         ----------     --------  ----------     ----------
     Total               $1,397,000     $569,000  $646,000       $313,000
                         ==========     ========  ==========     ==========
Average sales price
     Oil (per barrel)    $16.23         $16.60    $15.62         $17.22
     Gas (per mcf)       1.51           1.80      1.48           1.58

Total production exp.(1) $995,000       $347,000  $450,000       $204,000
Avg. production exp.(2)  $10.56         $9.34     $9.96          $10.13

(1)  Operating expenses, including production tax
(2) Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)


                             (Intentionally left blank)

                                      PART II.
                                  OTHER INFORMATION
                          (Cumulative from March 31, 1995)

Item 1.  Legal Proceedings

The Company previously disclosed that in November 1994, the Company received notification from the State of Colorado, Equal Employment Opportunity Commission
(EEOC) that a former employee had filed a complaint regarding severance pay. In June 1995, the Company received notification from the EEOC that no probable cause was found for the complaint and that the case had been dismissed. Under Colorado law, the former employee had ninety days to appeal this decision. As of September 30, 1995, the ninety days had expired and the Company has not received notification of an appeal. The Company now regards the matter as closed.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the shareholders was held on October 6, 1995. Proxies for the election of directors at this meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's director nominees and all such director nominees were elected. They are as follows: G. W. Breuer, David J. Flake, Edgar J. Huffman and Ray Singleton. The number of votes cast for, against, and withheld with respect to each nominee are as follows:

                    For            Against        Withheld
                    -----------    -----------    -----------
G. W. Breuer        14,832,959     1,268,036      34,550
David J. Flake      11,865,560     4,235,435      34,550
Edgar J. Huffman    12,191,956     3,909,039      34,550
Ray Singleton       12,192,418     3,908,577      34,550

The Board of Directors (BOD) had submitted two additional matters to the Company's shareholders for approval at this annual meeting. First, the BOD proposed to amend the Company's Certificate of Incorporation to reduce the par value of the Company's capital stock from ten cents ($0.10) per share to one-tenth of one cent ($0.001) per share. Proxies for this issue were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's proposal and the proposal was accepted with the number of votes being as follows: For: 10,799,378 votes; Against: 5,281,802 votes; Abstentions: 86,388 votes.

Second, the BOD requested shareholder approval of the 1995 Incentive Stock Option Plan. This Plan would provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company's ability to attract and retain those individuals on whom the continued success of the Company most depends. Proxies for this issue were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's proposal and the proposal was accepted with the number of votes being as follows: For: 8,555,342 votes; Against: 5,229,546 votes; Abstentions:
85,785 votes.

No other matters were voted upon at the meeting.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit
No.            Document
--------       ------------------------------------
10(i)a         Amended Loan Agreement between Norwest Bank Colorado, N.A. and
               Basic, dated September 13, 1995, filed herein.

10(i)a         1995 Stock Option Plan, filed herein.

b.   Reports on Form 8-K

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

Form 8-K dated September 13, 1995 On September 13, 1995, the Company reported that it had renegotiated its loan agreement with Norwest Bank Colorado N.A (the
Bank) whereby the existing term loan was modified to create a "Declining Balance, Revolving Line Of Credit." In addition to the above, the Bank and the Company executed the collateral documents necessary to create a second Revolving Line Of Credit and make an additional $900,000 available for the Company's hedging activities. The terms of the RLOC have not yet been finalized and funds under this second facility are not yet available.




                             (Intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.



(Registrant)                  BASIC EARTH SCIENCE SYSTEMS, INC.
(Signature)                   /s/ Ray Singleton
(Name and title)              Ray Singleton, President and Acting Treasurer
(Date)                        November 10, 1995