Form 10QSB
period 1995-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1996-02-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1995


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


Shares of common stock outstanding on February 14, 1996: 16,580,487

                                       PART I.
                                FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                        December 31    March 31
                                        1995           1995
                                        (Unaudited)
                                        -----------    ---------------
Assets
Current assets
Cash & cash equivalents                 $53,000        $83,000
Accounts receivable
Oil and gas sales                       291,000        292,000
Joint interest and other, net           92,000         299,000
Other current assets                    122,000        46,000
                                        --------       --------
Total current assets                    558,000        720,000
                                        --------       --------
Notes receivable                        7,000          0
Property and equipment
Oil and gas property (full cost method) 31,753,000     31,418,000
Office building and support equipment   440,000        435,000
                                        ----------     ----------
                                        32,193,000     31,853,000
Accumulated depletion - FCP (includes
cumulative ceiling limitation charges
of $14,091,000)                         (29,245,000)   (28,763,000)
Accumulated depreciation                (376,000)      (358,000)
                                        ------------   ------------
Net property & equipment                2,572,000      2,732,000
Other assets                            71,000         56,000
                                        ------------   ------------
Total Assets                            $3,208,000     $3,508,000
                                        ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                        December 31    March 31
                                        1995           1995
                                        (Unaudited)
                                        ------------   ------------
Liabilities
Current liabilities
Accounts payable & accrued liabilities  $476,000       $492,000
Current portion of long-term debt       360,000        514,000
                                        ----------     ----------
Total current liabilities               836,000        1,006,000

Long-term debt, less current portion    506,000        606,000
                                        ----------     ----------
Total liabilities                       1,342,000      1,612,000
                                        ----------     ----------
Shareholders' Equity
Preferred stock, $.10 par value
Authorized - 3,000,000 shares
Issued - 0 shares                       -----          -----
Common stock, $.10 par value
32,000,000 shares authorized;
16,580,487 shares outstanding at
December 31 and 16,307,013 shares
outstanding at March 31                 1,688,000      1,688,000
Additional paid-in capital              21,022,000     21,022,000
Employee Stock Ownership Plan
contribution                            0              13,000
Accumulated deficit                     (20,828,000)   (20,798,000)
Less treasury stock at cost (299,265
shares at December 31 and 572,739
shares at March 31)                     (16,000)       (29,000)
                                        ------------   ------------
Total shareholders' equity              1,866,000      1,896,000
                                        ------------   ------------
Total Liab. & Shareholders' Equity      $3,208,000     $3,508,000
                                        ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                         Nine Months Ended        Quarter Ended
                         December 31              December 31
                         1995           1994      1995      1994
                         --------       --------  --------  --------
Revenue:
Oil and gas sales        $2,107,000     $968,000  $710,000  $399,000
Well service revenue     5,000          6,000     2,000     1,000
                         ----------     --------  --------- --------
Total revenue            2,112,000      974,000   712,000   400,000
                         ----------     --------  --------- --------
Expenses:
Oil and gas production   1,292,000      530,000   411,000   222,000
Production tax           168,000        66,000    54,000    27,000
Well service expenses    5,000          5,000     2,000     1,000
Depreciation, depletion and
     amortization        493,000        299,000   151,000   120,000
General & administrative 108,000        186,000   40,000    66,000
                         ----------     --------- --------  --------
Total expenses           2,066,000      1,086,000 658,000   436,000
                         ----------     --------- --------  --------
Income (loss) from
     operations          46,000         (112,000) 54,000    (36,000)

Other Income (Expense):
Interest & other income  4,000          25,000    2,000     18,000
Gain on sale of building -----          38,000    ----      ----
Interest expense         (80,000)       (34,000)  (23,000)  (14,000)
                         --------       --------  --------  --------
Total other income (exp) (76,000)       29,000    (21,000)  4,000
                         --------       --------  --------  --------
Net income (loss) before
     income taxes        (30,000)       (83,000)  33,000    (32,000)
Income taxes             ----           ----      ----       ----
                         --------       --------  --------  --------
Net income (loss)        $(30,000)      $(83,000) $33,000   $(32,000)
                         =========      ========= ========  =========
Weighted average number of
shares outstanding       16,445,242     16,636,643 16,580,487  16,557,013

Net income (loss)/share  $(.002)        $(.005)   $.002     $(.002)

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                        Nine Months Ended
                                             December 31
                                        1995           1994
                                        ------------   ------------
Cash Flows from Operating Activities
Net loss                                $(30,000)      $(83,000)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion & amortization  493,000        299,000
Employee Stock Ownership Plan           -----          17,000
Change in current assets & current liabilities
Accounts receivable, net                208,000        (54,000)
Accounts payable & accrued liabilities  (16,000)       22,000
Other current assets                    (76,000)       20,000
Other assets                            (22,000)       (51,000)
Gain on sale of office building         -----          (38,000)
Other                                   8,000          6,000
                                        ------------   ------------
Net cash provided by oper. activities   565,000        138,000
                                        ------------   ------------
Cash Flows from Investing Activities
Capital expenditures
Oil and gas property                    (336,000)      (763,000)
Support equipment                       (5,000)        (43,000)
Proceeds from sale of prop. & equipment -----          382,000
                                        ------------   ------------
Net cash used in investing activities   (341,000)      (424,000)
                                        ------------   ------------
Cash Flows from Financing Activities
Proceeds from borrowing                 220,000        500,000
Long-term debt payments                 (474,000)      (391,000)
Purchase of treasury stock              -----          (8,000)
                                        ------------   ------------
Net cash provided by (used in)
     financing activities               (254,000)      101,000
                                        ------------   ------------
Cash
Net increase (decrease)                 (30,000)       (185,000)
Balance at beginning of period          83,000         378,000
                                        ------------   ------------
Balance at end of period                $53,000        $193,000
                                        ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                  December 31, 1995


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

The Company's adoption of SFAS 109 had no cumulative effect on operations since the net deferred tax asset of $6,314,000 was offset by a valuation allowance of an equal amount. The Company's deferred tax liabilities and assets are comprised of the following components at December 31, 1995 and 1994.




                             (Intentionally left blank.)

                                   1995           1994
                                   ----------     ----------
Deferred tax liabilities
     Depreciation and depletion    $(546,000)     $(397,000)

Deferred tax assets
     Net operating loss carryfwds  5,705,000      5,705,000
     Statutory depletion carryfwd  1,155,000      1,155,000

Valuation allowance                (6,314,000)    (6,463,000)
                                   ------------   ------------
Net deferred tax asset             $0             $0
                                   ============   ============

At March 31, 1995, the Company had available approximately $16,304,000 of net operating loss carryforwards which expire in varying amounts in the years 1996 through 2010. The Company also has available a depletion carryover of approximately $3,355,000.

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

Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

Liquidity
During the past three quarters, current assets decreased 23% from $720,000 at year ended March 31, 1995 (March 31) to $558,000 at December 31, 1995 (December
31) and current liabilities decreased 17% from $1,006,000 at March 31 to $836,000 at December 31. Consequently, the Company's current ratio decreased from .72:1 at March 31 to .67:1 at December 31 (up slightly from the previous quarter). For Bank covenant purposes, at March 31 the current ratio was 1.46:1 and decreased to 1.17:1 at December 31 (also up slightly from the previous quarter).

On November 29, 1995, the Company reported on a Form 8-K that it had advised its bank that as of October 31, 1995 it failed to satisfy the liquidity covenant in its Loan Agreement. The Company also failed to satisfy this liquidity covenant at November 30, 1995. The Company requested and received a waiver from its Bank regarding both violations. At December 31, 1995, the Company was in compliance with all loan covenants.

Hedging
The Company previously disclosed the use of put option oil contracts to protect against price uncertainty during a critical period of debt repayment. All of these options expired unexercised.

Subsequent to the expiration of these put options, the Company sold 27 oil futures contracts with maturities ranging from February 1996 to January 1997. The majority of the contracts are in the first six months. The average price of the contracts is $18.30 per barrel. The intent of these transactions is to reduce the Company's exposure to price uncertainty during this period of relatively high financial leverage.

Liquidity Outlook
The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Despite the Company's increased monthly debt repayment and interest requirements, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in the remainder of fiscal year 1996.

Debt
On September 13, 1995, the Bank and the Company modified its previous loan agreement to create a "Declining Balance, Revolving Line Of Credit" (DBRLOC) and increased the face amount of the promissory note to $2,500,000. The Company is now able to draw on the DBRLOC up to $2,500,000 or the borrowing base, whichever is less. At September 13, 1995 the Company's borrowing base was set at $1,050,000, but declines monthly by the minimum required principal payment. Under the DBRLOC and note, the Company is required to make monthly principal payments commencing October 31, 1995 and continuing each month thereafter until May 31, 1998 in the following minimum amounts:

     October 31, 1995 through December 31, 1995   $53,000 per month
     January 31, 1996 through December 31, 1996   $30,000 per month
     January 31, 1997 through December 31, 1997   $25,000 per month
     January 31, 1998 through April 30, 1998      $20,000 per month
     May 31, 1998                                 Balance of remaining principal

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

In addition to the above described principal payments, monthly interest payments are due on the unpaid principal balance at the Bank's fluctuating prime lending rate plus two percent (2%). In addition, quarterly, the Company is required to pay a 1/2% commitment fee on the unused portion of the adjusted and declined borrowing base. As of December 31, 1995, the Company's effective annual interest rate was 10.75%.

As a result of the foregoing loan modification, the Company now has the ability to draw additional funds from the DBRLOC up to the then effective borrowing base. In addition, the Company may reduce the loan balance ahead of schedule and be able to re-borrow up to the declined and/or adjusted borrowing base. The increased loan facility allows the Company to continue implementing its plan of acquiring additional producing properties and exploiting both existing and newly acquired properties for additional cashflow and reserve potential. At this time the Company has not identified any additional properties for acquisition.

Following the covenant violation discussed above, the Company drew $220,000 from the DBRLOC to cure said violation. As a result, at December 31, 1995, the Company had the ability to draw an additional $25,000 before reaching the borrowing base limit.

In addition to the above described DBRLOC, on September 13, 1995, the Bank and the Company executed the collateral documents necessary to create a second Revolving Line Of Credit (RLOC) and make an additional $900,000 available for the Company's hedging activities. The terms of the RLOC were finalized in December 1995 and funds under this second facility were made available. In addition to other requirements and restrictions, the funds from the RLOC can only be used to fund margin requirements associated with the Company's hedging activities. At December 31, 1995 the Company had drawn $46,000 from this facility to fund the margin requirements associated with the hedging activities described above.

The DBRLOC and RLOC are collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties and the Company's hedging/margin account associated with the Company's hedging activities.

Strategy Implementation
The Company previously disclosed an unsuccessful recompletion attempt and unexpected repair and replacement costs on recently acquired properties. Expenditures in these two areas placed the Company in violation of its loan covenants for a short period during the quarter just ended. In addition to an advance of funds from its DBRLOC described above, the Company curtailed its recompletion and acquisition efforts in order to cure this violation. Having cured this violation at December 31, 1995, the Company intends to repay a portion of the funds advanced before resuming its acquisition and exploitation strategy.

The Company continues to be adversely affected by the magnitude of unanticipated repair costs associated with equipment on recently acquired Williston basin properties. The Company expects these repair costs to continue, albeit in decreasing amounts, as the Company discovers, repairs and replaces damaged and/or compromised equipment. While the impact of these costs is evident on current profitability, the Company cannot predict what the impact will be on future profitability.

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


Results of Operations

Year-to-Date Comparison

Overview
Operations in the nine months ended December 31, 1995 (1995) resulted in a net loss of $30,000 compared to a net loss of $83,000 in the nine months ended December 31, 1994 (1994).

Revenues
Oil and gas sales increased $1,139,000 (more than 117%) in 1995 from 1994. Of this amount, $1,077,000 (95%) was attributable to increases in oil production while oil price decreases accounted for a slight negative variance of $1,000 (less than 1%). Gas volume increases accounted for a positive variance of $64,000 (5%) while gas price decreases accounted for a $1,000 negative variance (less than 1%).

Volumes and Prices
Total liquid production increased 138%, from 48,100 barrels in 1994 to 114,500 barrels in 1995, while the average price per barrel decreased slightly (less than 1%) from $16.22 in 1994 to $16.21 in 1995. Total gas production increased 34% from 119,800 MCF in 1994 to 160,700 MCF in 1995, while the price per MCF decreased slightly (less than 1%) from $1.57 in 1994 to $1.56 in 1995. The increase in both liquid and gas production was primarily due to the Company's Williston basin acquisition completed in March 1995, its participation in the October 1995 recompletion of a Montana well in which the Company owns a 50% working interest, and its drilling and recompletion program in the Wattenburg field in northeast Colorado conducted from August 1994 to February 1995.

Expenses
Oil and gas production expense, including production tax, increased $864,000 (145%) in 1995 from 1994 primarily as a result of the aforementioned Williston basin acquisition and the Montana well recompletion. Consequently, the overall lifting cost per equivalent barrel increased 18%, from $8.76 in 1994 to $10.33 in 1995.

Depreciation, depletion and amortization expense increased $194,000 (65%) in 1995 from 1994 due to increases in the full cost pool and increases in produced volumes, both attributable to the aforementioned acquisition and recompletion efforts. The average depletion expense per equivalent barrel decreased 7% from $4.14 in 1994 to $3.83 in 1995 as a result of the proportionally greater amount of estimated reserves that were added at (and subsequent to) the year ended March 31, 1995.

Net general and administrative expense decreased $78,000 (42%) in 1995 from 1994. This decrease is attributable to an increase in the number of Company-operated properties, and associated administrative overhead fees, following the Williston basin acquisition mentioned above. Also contributing to the overall decrease in gross general and administrative expense were decreases in building expenses and outside professional fees which were partially offset by increases in salaries and office expenses.

Quarter Ended December 31, 1995 Compared to Quarter Ended December 31, 1994

Overview
Operations in the quarter ended December 31, 1995 (1995) resulted in net income of $33,000 compared to a net loss of $32,000 in the quarter ended December 31, 1994 (1994).

Revenues
Oil and gas sales increased $311,000 (78%) in 1995 from 1994. Of this amount, approximately $307,000 (99%) was attributable to increases in oil production while oil price increases accounted for a positive variance of $20,000 (6%). Gas volume decreases accounted for a negative $29,000 (-9%) while the increase in gas prices accounted for a positive $13,000 (4%) of the total variance.

Volumes and Prices
Total liquid production increased 103%, from 19,100 barrels in 1994 to 38,700 barrels in 1995, while the average price per barrel increased 3%, from $15.65 in 1994 to $16.18 in 1995. Total gas production decreased 29%, from 70,900 MCF in 1994 to 50,100 MCF in 1995, while the price per MCF increased 18%, from $1.41 in 1994 to $1.67 in 1995. The increase in liquid production was primarily due to the Company's Williston basin acquisition and the Montana well recompletion mentioned above. The decrease in gas production was primarily due to normal production decline associated with wells newly drilled and/or recompleted in fiscal 1994.

Expenses
Oil and gas production expense, including production tax, increased $216,000 (87%) in 1995 from 1994 primarily as a result of the aforementioned Williston basin acquisition and the Montana well recompletion. Consequently, the overall lifting cost per equivalent barrel increased 23%, from $8.05 in 1994 to $9.88 in 1995.

Depreciation, depletion and amortization expense increased $31,000 (26%) in 1995 from 1994 due to increases in the full cost pool and increases in produced volumes, both attributable to the aforementioned acquisition and recompletion efforts. The average depletion expense per equivalent barrel decreased 18% from $3.79 in 1994 to $3.12 in 1995 as a result of the proportionally greater amount of estimated reserves that were added at (and subsequent to) the year ended March 31, 1995.

Net general and administrative expense decreased $26,000 (39%) in 1995 compared to 1994. This decrease is attributable to an increase in the number of Company-operated properties, and associated administrative overhead fees, following the Williston basin acquisition mentioned above.


                             (Intentionally left blank.)

        Liquids and Natural Gas Production, Sales Prices and Production Costs

Liquids and natural gas production, average sales prices and average production costs per equivalent barrel of production are shown in the following table for the nine months and quarter ended December 31 in the current and prior year.

                              Nine Months Ended        Quarter Ended
                              December 31              December 31
                              1995           1994      1995      1994
                              ------------   --------  --------- ----------
Production
     Oil (barrels)            114,500        48,100    38,700    19,100
     Gas (mcf)                160,700        119,800   50,100    70,900

Revenue
     Oil                      $1,856,000     $780,000  $626,000  $299,000
     Gas                      251,000        188,000   84,000    100,000
                              ----------     --------  --------  --------
Total                         $2,107,000     $968,000  $710,000  $399,000
                              ==========     ========  ========  ========
Average sales price
     Oil (per barrel)         $16.21         $16.22    $16.18    $15.65
     Gas (per mcf)            1.56           1.57      1.67      1.41
Total production expense(1)   $1,460,000     $596,000  $465,000  $249,000
Average production expense(2) $10.33         $8.76     $9.88     $8.05

----------------------------
(1)  Operating expenses, including production tax
(2) Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)







                             (Intentionally left blank.)

                                      PART II.
                                  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

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

                    For            Against   Withheld
                    --------       --------  --------
G. W. Breuer        14,832,959     1,268,036 34,550
David J. Flake      11,865,560     4,235,435 34,550
Edgar J. Huffman    12,191,956     3,909,039 34,550
Ray Singleton       12,192,418     3,908,577 34,550

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit
No.       Document
-------   --------
10(i)a    Amended Loan Agreement between Norwest Bank Colorado, N.A. and Basic, dated September 13, 1995, previously filed.

10(i)a    1995 Stock Option Plan, previously filed.

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

Form 8-K dated November 29, 1995
On November 29, 1995, the Company reported that it had advised its Bank that as of October 31, 1995, it failed to satisfy the liquidity covenant in its Loan Agreement. The Company requested and received a waiver from its Bank regarding said violation. Further, the Company reported that it has drawn on its line of credit and expects to continue doing so in order to pay current liabilities in their normal course and attain a current ratio acceptable to its Bank.




                             (Intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.



(Registrant)             BASIC EARTH SCIENCE SYSTEMS, INC.
(Name and title)         Ray Singleton, President
(Signature)              /s/ Ray Singleton
(Date)                   February 14, 1996