Form 10KSB
period 1996-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1996-06-28
CIK 10254

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [Fee Required]

                      For the fiscal year ended March 31, 1996

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

                           Commission file number: 0-7914

                          BASIC EARTH SCIENCE SYSTEMS, INC.
                         633 Seventeenth Street, Suite 1670
                               Denver, Colorado  80202

                              Telephone (303) 294-9525

Incorporated in Delaware                                 IRS ID#84-0592823



Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.10 par value at March 31, 1995 and $.001 par value at March 31, 1996

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year:  $2,826,000

As of June 7, 1996, 16,580,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $350,000.

The proxy statement for the 1996 annual meeting is incorporated by reference into Part III.

                          Basic Earth Science Systems, Inc.
                          Form 10-KSB Annual Report - 1996
                                  Table of Contents

Part I:                                                                    Page
                                                                           ----
     Item 1.   Description of Business                                     3

     Item 2.   Description of Property                                     8

     Item 3.   Legal Proceedings                                           10

     Item 4.   Submission of Matters to a Vote of Security Holders         10

Part II:
     Item 5.   Market for Common Equity and Related Stockholder Matters    11

     Item 6.   Management's Discussion and Analysis or Plan of Operation   12

     Item 7.   Financial Statements                                        17

     Item 8.   Changes In and Disagreements With Accountants On
               Accounting and Financial Disclosure                         36

Part III:
     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act           36

     Item 10.  Executive Compensation                                      36

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management                                                  36

     Item 12.  Certain Relationships and Related Transactions              36

Part IV:
     Item 13.  Exhibits and Reports on Form 8-K                            37

Part I

                                       ITEM 1
                               DESCRIPTION OF BUSINESS

Basic Earth Science Systems, Inc. (Basic or the Company), was originally organized in July 1969 and became a public company in 1980. The Company is principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. The Company's primary areas of operation are the Williston basin in North Dakota and Montana, south Texas and the D-J basin in Colorado.

Business Development

Since 1994, the Company's new management has undertaken a strategy which redirects the Company's existing capital into productive and economic oil and gas properties, focuses on increasing reserves through the acquisition and improvement of producing properties, and re-establishes banking relationships which may provide debt financing for these purposes. Despite the fact that many companies are moving away from an acquisition strategy, management believes that opportunities still exist to increase reserves through the acquisition and improvement of producing properties. In fact, given the Company's size, its shortage of external funding and its existing internal staff strengths, this may be one of the few strategies which the Company may be able to pursue successfully. The Company's acquisition strategy is based largely on the exodus of major and large independent oil and gas companies from the United States to overseas areas. Management believes this exodus or divestiture of producing properties is particularly intense in the Rocky Mountain region.

In pursuing this plan, in its fiscal year ending March 31, 1995, the Company reported it successfully established a new banking relationship, the drilling and recompletion of four wells on its Antenna Federal Prospect, the sale of its office building and move of its offices from the suburbs to downtown Denver, Colorado, the sale of deep exploration rights in south Texas and the acquisition of approximately sixty properties in the Williston basin. Management reported that these activities resulted in a 41% increase in the discounted present value of Basic's estimated proved reserves at year end from approximately $3.3 million to $4.7 million.

As a result of these efforts, in the fiscal year ended March 31, 1996, oil and gas sales revenue increased 97% from approximately $1.4 million to approximately $2.8 million and Cash Flows from Operating Activities increased 484% from $134,000 to $782,000. Production expense was higher than expected and net income was lower than expected due to the magnitude of unanticipated repair costs associated with equipment on recently acquired Williston basin properties. (See further discussion in Results of Operations, Expenses.)

In October 1995, the Company reported it participated with an unrelated third party in the recompletion of the State #12-16, in Richland County, Montana. The well was reported to have an initial potential of 147 barrels of oil, 16 barrels of water and 112 MCF of gas per day from the Bakken formation. The well previously produced an average of 9 barrels of oil, 11 barrels of water and 4 MCF of gas per day from the Madison formation. Basic owns a fifty percent (50%) working interest in the well.

Following this success, the Company undertook one other recompletion attempt which was unsuccessful. Further recompletion attempts were curtailed when the cash requirements created by these two efforts and the magnitude of unanticipated repair costs on Williston basin properties resulted in the Company's inability to satisfy the liquidity covenant in its Loan Agreement.
The Company reported this covenant violation to its bank and, upon request, received a waiver from the bank for this violation. To rectify the situation, the Company drew on its line of credit to pay current liabilities as they became due. As of December 31, 1995, the Company was able to attain a current ratio acceptable to its bank.

As a result of the inability to satisfy the liquidity covenant and with the onset of winter in the Williston basin, management curtailed recompletion activities and thereafter focused on equipment repairs, cash requirements and bank covenant compliance.

Contemplated Activities

General

The Company has begun implementation of its strategy by virtue of the various activities described above. Further implementation of its plan of operation is described herein. However, the Company may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

Repairs

In the fiscal year just ended, the Company has been adversely affected by the magnitude of unanticipated repair costs associated with equipment on recently acquired Williston basin properties. Management expects these repair costs to continue, albeit in decreasing amounts. Indeed, subsequent to year end, the Company has been required to replace the surface facilities associated with four wells in McCone County, Montana. The Company cannot predict the magnitude of future repair activities nor the impact on future costs. However, management has noted that where it has undertaken the repair and/or replacement of compromised equipment, operating and/or repair costs have been dramatically reduced. As a result, it is management's belief that the effect of these repairs should, in the aggregate, become apparent in the current fiscal year. However, there can be no assurances that other failures will occur in the future that would require significant repairs.

Development

The Company holds a number of properties that it believes may have the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. Management expects to pursue these potential opportunities on a number of these properties in the upcoming fiscal year. However, there can be no assurances that funds will be available to pursue such opportunities or that such efforts will be successful.

Drilling

While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

In this regard, the Company has agreed to participate with unrelated third parties for a minority interest (10%) in the development of a small 3-D seismic prospect in south Texas. The Company's initial commitment is expected to be $42,000. Management believes the project provides exposure to "high tech" exploration techniques and, if successful, is capable of increasing reserves and cash flow with reasonable risk.

Divestitures

The Company continues to hold a number of marginal, non-operated properties in several states. Management intends to divest itself of a number of these properties in the current fiscal year.

Segment Information and Major Customers

Industry Segment

The Company is engaged in only one segment of the oil and gas industry: oil and gas exploration, production, operations and development. The Company has no gathering, transportation, refining or marketing functions.

Markets

The Company's oil and natural gas is sold to various purchasers in the geographic area of its properties. Oil and natural gas liquids are hauled by truck from tanks at or near the wellhead, or collected by pipeline, for transportation to refineries. Natural gas is collected by a gathering system
and, after processing, is distributed through pipelines to end-users.   Basic is
a small company and, as such, has no impact on the market for its goods and little control over the price received. The market for, and the value of, oil and natural gas are dependent upon a number of factors including other sources of production, competitive fuels and proximity and capacity of pipelines or other means of transportation, all of which are beyond the control of Basic.

The Company believes that substantially all domestic oil which is produced can be readily sold at prevailing market prices. The oil prices the Company receives are slightly lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand forces. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 1996, Basic sold 71 percent of its oil and gas production to a total of three purchasers: 34 percent to Cenex, Inc., 19 percent to Murphy Oil USA, Inc. and 18 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic's gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end-users.

Competition

The oil and gas industry is a highly competitive and speculative business. The Company encounters strong competition from major and independent oil companies in all phases of its operations, particularly in the acquisition of economically desirable producing properties and drilling prospects. Competition is intense with respect to the acquisition of large producing properties, or large packages of producing properties. These multiple well packages are particularly competitive if they include partially developed properties or properties with natural gas attributes. In this arena, the Company must compete with many companies having financial resources and technical staffs significantly larger than its own. However, management believes that the competition for smaller properties, especially distressed properties, is less intense. Because of the limited capital resources available to the Company, management has focused on these smaller and/or distressed properties in its acquisition efforts.

Regulations

General

The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, and taxes. The Company is further affected by changes in such laws and by constantly changing administrative regulations. To the best of its knowledge, the Company is in compliance with all such regulations and is not aware of any claims which could have a material impact upon the Company's financial condition, results of operations, or cash flows.

Federal Taxation

During fiscal 1993, The Comprehensive National Energy Policy Act (Act) was signed into law. The Act provides for various incentives and revenue-raising provisions. Perhaps most significant to independent oil and gas companies are the provisions repealing certain intangible drilling cost and statutory depletion tax preferences for the purposes of calculating the alternative minimum tax. While provisions are favorable to the oil and gas industry, Basic will not realize current benefits because of its relatively high, non-cash depletion expense and a substantial net operating loss carryforward.

Natural Gas Pricing

During fiscal 1992, the Federal Regulatory Commission (FERC) issued FERC Order 636 and subsequent related orders (the Order) which are intended to ensure that pipelines provide transportation service that is equal in quality for all gas suppliers, whether the customer purchases gas from the pipeline or from a different supplier. While the Company views this Order as favorable to natural gas producers, it is not suspected to have a material impact on Basic in that the vast majority of the Company's production is crude oil rather than natural gas.

Environmental Matters

The Company is subject to various federal, state, regional and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, may impose liability on the owner or the lessee for the cost of pollution clean up resulting from operations, subject the owner or lessee to liability for pollution damages, require the suspension or cessation of operations in affected areas and impose restrictions on injection into subsurface aquifers that may contaminate ground water. Although environmental requirements do have a substantial impact upon the energy industry, these requirements do not appear to affect Basic any differently than other companies in this industry who operate in a given geographic area. The Company is not aware of any environmental claims which could have a material impact upon the Company's financial condition, results of operations, or cash flows.

Such regulation has increased the resources required and costs associated with planning, designing, drilling, operating and both installing and abandoning oil and natural gas wells and facilities. Indeed, within the fiscal year just ended, the Company has had to dedicate additional staff resources to the task of complying with developing, changing and expanding environmental regulations. As yet, Basic has not had to hire any new employees to comply with these regulations. The Company will continue to make expenditures in its efforts to comply with these requirements, which are unavoidable business costs in the oil and gas industry.

Although the Company is not fully insured against all environmental and other risks, it maintains insurance coverage which it believes is customary in the industry.

Other

In the year just ended, the Company was not involved in any research and development efforts, nor does management anticipate any such efforts in the coming fiscal year. There are no significant patents, trademarks, licenses, franchises or concessions held by the Company.

The oil and gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and natural gas products temporarily. Additionally, catastrophic events, such as hurricanes or other supply disruptions, may also temporarily increase the demand for oil and gas supplies. Such events and their impacts may cause fluctuations in quarterly or even annual revenues and earnings.

Basic's offices are located at 633 Seventeenth Street, Suite 1670, Denver, Colorado 80202 (telephone number 303-294-9525). At the end of its fiscal year, the Company had ten employees: five at its main office in Denver, Colorado and five at its subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas.

                                       ITEM 2
                               DESCRIPTION OF PROPERTY

Producing Properties: Locations and Impact

As of March 31, 1996, Basic owned an interest in 115 oil wells and 20 gas wells. Basic currently operates 82 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately
75.7 percent of Basic's total liquid hydrocarbon sales and approximately 66.3 percent of total gas sales in the year ended March 31, 1996. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                              Producing Property
                              ------------------
                    Gross Wells                   Net Wells
                    -----------                   ---------
                    Oil       Gas                 Oil       Gas
                    ---       ---                 ---       ---
     Colorado       0         4                   0.00      2.40
     Kansas         3         0                   0.53      0.00
     Louisiana      4         9                   0.77      .38
     Montana        18        0                   13.55     0.00
     New Mexico     0         5                   0.00      0.98
     North Dakota   50        0                   22.36     0.00
     Oklahoma       2         1                   0.50      0.31
     Texas          37        1                   28.99     0.23
     Wyoming        1         0                   0.42      0.00
                    -----     -----               -----     -----
     Total          115       20                  67.12     4.30
                    =====     =====               =====     =====

Reserves

At March 31, 1996, the discounted present value of Basic's estimated proved reserves was approximately $4,725,000 reflecting a 41.2% increase over the previous year's reserves of $3,347,000. This increase was primarily the result of an increase in the price of oil over the price at March 31, 1995 and the reserves added following the successful recompletion of the State #12-16 into the Bakken formation, in addition to the purchase of numerous small interests in various wells which Basic operates. The analysis of Basic's oil and gas reserves and the financial analysis of the oil and gas properties are in Notes 1 and 7 to the Consolidated Financial Statements.

Leasehold Acreage

The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or "held-by-production." Basic's acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company's "raw material" and, therefore, its potential to replace reserves in the future. Basic's strategy is the acquisition of producing properties. Given this strategy, there is no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to exploration companies. Management believes this is a reflection of the Company's strategy rather than its ability to replace reserves.

                    Developed Acreage        Undeveloped Acreage
                    -----------------        -------------------
                    Gross     Net            Gross     Net
                    -----     -----          -----     -----
     Colorado       640       344            0         0
     Kansas         800       130            0         0
     Louisiana      3,349     417            9,478     280
     Montana        2,720     2,029          2,600     826
     New Mexico     800       156            0         0
     North Dakota   8,812     4,579          5,037     2,413
     Oklahoma       320       85             0         0
     Texas          3,166     2,256          80        64
     Wyoming        634       254            1,016     486
                    -----     -----          -----     -----
     Total          21,241    10,250         18,211    4,069
                    ======    ======         ======    =====

Office Building

During the fiscal year ended March 1995, Basic sold its 6,700 square foot office building which was its corporate headquarters. Following this transaction, Basic subleased office space and moved its corporate headquarters to downtown Denver. The building was encumbered by a mortgage. (See Note 2 to the Consolidated Financial Statements.)

Field Service Equipment

At March 31, 1996, the Company's subsidiary, Basic Petroleum Services, Inc., owned a 60' trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, four pickup trucks and six ancillary service vehicles. None of the vehicles are encumbered.

                                       ITEM 3
                                  LEGAL PROCEEDINGS

None.

                                       ITEM 4
                           SUBMISSION OF MATTERS TO A VOTE
                                 OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fiscal quarter ended March 31, 1996.

Part II
                                       ITEM 5
                              MARKET FOR COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid prices for each quarter of the last two fiscal years. Prices are obtained from National Quotation Bureau, Inc.

                                   High      Low
                                   -----     -----
Year Ended March 31, 1995

First Quarter                      $.0500    $.0200
Second Quarter                     .0500     .0200
Third Quarter                      .0300     .0200
Fourth Quarter                     .0400     .0100

Year Ended March 31, 1996

First Quarter                      $.0938    $.0312
Second Quarter                     .0800     .0312
Third Quarter                      .0800     .0200
Fourth Quarter                     .0312     .0200

The bid price on June 17, 1996 was $0.03. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 1996, Basic had approximately 2,546 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                       ITEM 6
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OR PLAN OF OPERATION

Capital Structure and Liquidity

Financing

The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

Bank Debt

On September 13, 1995, the Bank and the Company modified its previous loan agreement to create a "Declining Balance, Revolving Line of Credit" (DBRLOC) and increased the face amount of the promissory note to $2,500,000. The Company is now able to draw on the DBRLOC up to $2,500,000 or the borrowing base, whichever is less. At March 31, 1996 the Company's borrowing base was at $1,020,000, but declines monthly by the minimum required principal payment. Under the DBRLOC and note, the Company is required to make monthly principal payments until May 31, 1998. Information concerning the Company's debt appears in Note 2 to the Consolidated Financial Statements.

Hedging

Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of the near-term principal payments, fluctuations in crude oil prices may have an impact on the Company's financial affairs. Accordingly, during the past year the Company entered into futures and/or options contracts in order to hedge its exposure to any material fluctuations in crude oil prices. The Company has not hedged any gas production. Information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

Liquidity

The Company's current ratio increased from .7:1 at March 31, 1995 (1995) to 0.9:1 at March 31, 1996 (1996). A specific Bank covenant requires the maintenance of a current ratio of 1:1, after adjustment by the removal of the current portion of long-term debt. At March 31, 1996, the Company was in compliance with all Bank covenants and the Company's current ratio was 1:1 as calculated per the provisions of the covenants.

During the fiscal year just ended, current assets decreased 4% from $720,000 at 1995 to $717,000 at 1996 while current liabilities decreased 16% from $986,000 at 1995 to $825,000 at 1996. Cash increased $9,000 (11%) from $83,000 at 1995 to $92,000 at 1996.

Liquidity Outlook

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing obligations as they become due in fiscal year 1997. If the Company is able to hedge future production, especially through March 1997, then even if oil prices decline significantly from current levels, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing obligations as they become due in fiscal year 1997.

Impact of Inflation

Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources; Requirements and Alternatives

Overview

In addition to its routine and predictable production-related costs, its general and administrative expenses and its debt repayment requirements, the Company requires capital to fund the development and enhancement of recently acquired properties and the capital to fund the acquisition of additional properties.
The Company intends to fund its immediate needs for these efforts with the use of its internally-generated cash flow from operations, industry and/or investment partners, and new financing, all of which may or may not be generated or obtained.

Other Commitments

As of June 17, 1996, the Company has no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its hedging activities and the 3-D seismic shoot in which it has agreed to participate (See
Item 1, Contemplated Activities, Drilling).

New Debt/Equity Financing

The Company's balance sheet and borrowing base have little capacity for additional debt. Unless the Company is successful in exploiting undeveloped potential from recently acquired properties, and thus add to the Company's borrowing base, management does not believe it can successfully secure additional bank debt without securing additional equity capital.

Given Basic's size and the current price of the Company's stock, management believes additional equity would be difficult and expensive to obtain. At the same time, management is acutely aware of the need for additional equity financing in order to fund future growth. While addressing the care and concerns of existing shareholders, management is in the initial stages of exploring methods of developing a stronger capital base. However, it must be stressed, there are no assurances that equity financing is available or can be attained by the Company. Furthermore, pursuit of equity financing may alter or vary due to changes in circumstances, unforeseen costs or difficulties, unforeseen opportunities and other events which the Company is not able to anticipate.

Results of Operations

1996 Compared with 1995

Overview

Operations in fiscal year ended March 31, 1996 (1996) resulted in $6,000 of net income compared to net income of $90,000 for fiscal year ended March 31, 1995
(1995).

Revenues

Oil and gas sales revenue increased $1,384,000 (97%) from 1995. Of this amount, $1,319,000 (95%) was attributable to increases in oil production and $23,000 (2%) was attributable to strengthening oil prices. Furthermore, $68,000 (5%) was attributable to gas volume increases while -$26,000 (-2%) was attributable to weakening gas prices.

Volumes and Prices

Total liquid production increased 117%, from 69,000 barrels in 1995 to 150,000 barrels in 1996, while the average price per barrel increased slightly from $16.26 in 1995 to $16.43 in 1996. Total gas production increased 22%, from 175,000 MCF in 1995 to 214,000 MCF in 1996, while the price per MCF dropped 7%, from $1.75 in 1995 to $1.63 in 1996. The increase in liquid production was due to the Williston basin acquisition completed near the end of fiscal 1995. The increase in gas production was primarily due to development drilling and recompletion on the Company's Antenna Federal prospect in Weld County, Colorado. Both liquid and gas production increases were partially offset by normal production declines.

Expenses

Oil and gas production expense and production taxes increased $1,164,000 (137%) in 1996 from 1995 primarily as a result of the Williston basin acquisition completed near the end of fiscal 1995. The overall lifting cost per equivalent
barrel increased 25% from $8.67 in 1995 to $10.85 in 1996.   This
disproportionate increase in lifting cost is due to a higher percentage of oil versus gas production following the Williston basin acquisition and high initial decline rates associated with newly drilled and/or recompleted gas wells. Compounding this problem are the previously disclosed, unanticipated repair costs associated with equipmnt on recently acquired Williston basin properties. These repair costs have two components. First, the costs due to the elevated level of recurring, but seemingly routine, equipment failures and associated attempts to repair (keep in service) compromised equipment (a cost which is expensed). Second, once identified and determined to be economically justified, the costs to replace and/or refurbish surface and subsurface equipment (a cost which is capitalized). The Company expects these repair costs to continue, albeit in decreasing amounts, as the Company discovers, repairs and replaces compromised equipment and/or abandons or sells wells where replacement of such equipment cannot be economically justified. While the impact of these costs is evident on current oil and gas production expense, the Company cannot predict the magnitude of future repair activities nor the impact on future costs.

Depreciation and depletion expense increased $193,000 (55%) in 1996 from 1995. This increase was primarily due to increases in produced volumes resulting from the Williston basin acquisition mentioned above. The effect of the increase in produced volumes was partially offset by a decrease in the depletion expense per equivalent barrel. In this regard, the depletion expense per equivalent barrel decreased 16% from $3.41 in 1995 to $2.87 in 1996, primarily because of the increase in reserve volumes. However, the depletion rate, as a percent of the full cost pool, increased from 11% in 1995 to 17% in 1996.

Net general and administrative expense decreased $88,000 (37%) in 1996 from 1995. This decrease is primarily attributable to an increase in the number of Company-operated properties, and associated administrative overhead fees following the Williston basin acquisition mentioned above. Administrative overhead fees are charged to various properties which the Company operates and serve to reduce gross general and administrative expenses. Such charges are made in recognition of the cost of office activities incurred in the administration of Company operated properties. Also contributing to the overall decrease in general and administrative expense were decreases in building expenses, bad debt expense and outside professional fees which were partially offset by increases in salaries and office expenses. As a result of the overall decrease, and in conjunction with increased production volumes, general and administrative expense per equivalent barrel decreased from $2.43 in 1995 to $.81 in 1996.

Other Income/Expense

Other Income/Expense decreased $198,000 (192%), from a positive $103,000 in 1995 to a negative $95,000 in 1996. This decrease was the result of certain transactions which occurred in 1995 which were not repeated in 1996. They include sales proceeds being netted against receivables, writing-off dated and disputed payables and partially offsetting receivables, and proceeds from the sale of the Company's office building. Additionally, interest expense on the Company's bank debt increased significantly in 1996 from 1995. See Note 2 to the Consolidated Financial Statements for further discussion of bank debt.

Liquids and Natural Gas Production, Sales Price and Production Costs

Liquids and natural gas production, average sales prices and average production costs per equivalent barrel of production are shown in the following table for each of the three prior years in the period ended March 31.

                                   1996      1995      1994
                                   -----     -----     -----
     Production:
          Oil (barrels)            150,000   69,000    67,000
          Gas (mcf)                214,000   175,000   109,000
     Revenue: (in thousands)
          Oil                      $2,464    $1,122    $1,034
          Gas                      349       307       207
                                   ------    ------    ------
          Total                    2,813     1,429     1,241
     Total production expense
          (in thousands)(1)        2,015     851       808
                                   ------    ------    ------
     Gross profit (in thousands)   798       578       433
                                   ======    ======    ======
     Average sales price:
          Oil (per barrel)         $16.43    $16.26    $15.33
          Gas (per mcf)            1.63      1.75      1.90
     Average production expense(2) 10.85     8.67      9.51
     Average gross profit(3)       4.30      5.89      5.08
     --------------------------
     (1)  Operating costs, including production tax
     (2)  Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     (3)  Gross profit per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

                                       ITEM 7
                                FINANCIAL STATEMENTS


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Basic Earth Science Systems, Inc.:

We have audited the accompanying consolidated balance sheets of BASIC EARTH SCIENCE SYSTEMS, INC. (a Delaware corporation) and subsidiaries, as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc., and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Denver, Colorado,
  June 7, 1996.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                   Assets
                                   ------
                                                  March 31
                                                  --------
                                        1996                1995
                                        --------            --------
CURRENT ASSETS:
Cash and cash equivalents               $92,000             $83,000
Accounts receivable:
     Oil and gas sales                  322,000             292,000
     Joint interest and other, net      155,000             299,000
Other current assets                    148,000             46,000
                                        --------            --------
     Total current assets               717,000             720,000
                                        --------            --------
PROPERTY AND EQUIPMENT:
Oil and gas property (full cost method) 31,844,000          31,418,000
Furniture, fixtures and equipment       432,000             435,000
                                        ----------          ----------
                                        32,276,000          31,853,000
Accumulated depreciation                (356,000)           (358,000)
Accumulated depletion - FCP
     (includes cumulative ceiling
     limitation charges of $14,091,000
     in 1996 and 1995)                  (29,295,000)        (28,763,000)
                                        ------------        ------------
Net property and equipment              2,625,000           2,732,000
Other noncurrent assets                 77,000              56,000
                                        ------------        ------------
     Total noncurrent assets            2,702,000           2,788,000
                                        ------------        ------------
TOTAL ASSETS                            $3,419,000          $3,508,000
                                        ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2


                    Liabilities and Shareholders' Equity
                    ------------------------------------
                                                  March 31
                                                  --------
                                        1996                1995
                                        ----------          ----------
CURRENT LIABILITIES:
Accounts payable & accrued liabilities  $699,000            $472,000
Current portion of long-term debt       126,000             514,000
                                        ----------          ----------
     Total current liabilities          825,000             986,000
                                        ----------          ----------
LONG-TERM DEBT                          692,000             626,000
                                        ----------          ----------
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value
     at March 31, 1995; $.001 par
     value at March 31, 1996
     Authorized - 3,000,000 shares
     Issued - 0 shares                  ---                 ---
Common stock, $.10 par value at
     March 31, 1995; $.001 par
     value at March 31, 1996
     Authorized - 32,000,000 shares
     Issued - 16,879,752 shares in
     1996 and 1995                      17,000              1,688,000
Additional paid-in capital              22,692,000          21,022,000
Employee Stock Ownership Plan
     contribution                       ---                 13,000
Treasury stock (299,265 shares at
     March 31, 1996; 572,739 shares
     at March 31, 1995) at cost         (15,000)            (29,000)
Accumulated deficit                     (20,792,000)        (20,798,000)
                                        ------------        ------------
TOTAL SHAREHOLDERS' EQUITY              1,902,000           1,896,000
                                        ------------        ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $3,419,000          $3,508,000
                                        ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                        Year Ended March 31
                                        -------------------
                              1996           1995           1994
                              ----------     ----------     ----------
REVENUE:
Oil and gas sales             $2,813,000     $1,429,000     $1,241,000
Well service revenue          13,000         7,000          ---
                              ----------     ----------     ----------
Total revenue                 2,826,000      1,436,000      1,241,000
                              ----------     ----------     ----------
EXPENSES:
Oil and gas production        1,779,000      762,000        726,000
Production tax                236,000        89,000         82,000
Well servicing expenses       12,000         5,000          ---
Depreciation, depletion and
amortization                  547,000        354,000        297,000
General and administrative    151,000        239,000        277,000
                              ---------      ---------      ---------
Total expenses                2,725,000      1,449,000      1,382,000
                              ---------      ---------      ---------
INCOME (LOSS) FROM OPERATIONS 101,000        (13,000)       (141,000)
                              ---------      ---------      ---------
OTHER INCOME (EXPENSE):
Interest and other income     9,000          107,000        11,000
Gain on sale of office
     building                 ---            38,000         ---
Interest expense              (104,000)      (42,000)       (44,000)
                              ---------      --------       --------
Total other income (expense)  (95,000)       103,000        (33,000)
                              ---------      --------       --------
NET INCOME (LOSS)             $6,000         $90,000        $(174,000)
                              =========      ========       ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING            16,478,869     16,593,614     16,739,777
                              ==========     ==========     ==========
NET INCOME (LOSS) PER SHARE   $---           $.005          $(.010)
                              ==========     ==========     ==========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                        Year Ended March 31
                                        -------------------
                              1996           1995           1994
                              ----------     ----------     ----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)             $6,000         $90,000        $(174,000)
Adjustments to reconcile
     net income (loss) to
     net cash provided by
     operating activities:
     Depreciation, depletion
          and amortization    547,000        354,000        297,000
     Bad debt expense         ---            ---            60,000
     Employee Stock Ownership
          Plan contribution   ---            7,000          6,000
     Change in current assets
     and current liabilities:
     Accounts receivable, net 114,000        (376,000)      27,000
     Other current assets     (102,000)      (2,000)        (5,000)
     Accounts payable and
     accrued liabilities      227,000        142,000        (10,000)
     Changes in other assets  (21,000)       (56,000)       ---
     Changes in other
     liabilities              (3,000)        ---            ---
     (Gain)/loss on sale of
     assets                   1,000          (38,000)       ---
     Other                    13,000         13,000         6,000
                              ----------     ----------     ----------
     Net cash provided by
     operating activities     782,000        134,000        207,000
                              ----------     ----------     ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures:
     Oil and gas property     (455,000)      (1,708,000)    (76,000)
     Support equipment        (28,000)       (44,000)       (18,000)
Proceeds from sale of oil
     and gas property         29,000         186,000        ---
Proceeds from sale of
     building                 ---            382,000        ---
                              ----------     ----------     ----------
     Net cash used in
     investing activities     (454,000)      (1,184,000)    (94,000)
                              ----------     ----------     ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Long-term debt payments       (564,000)      (419,000)      (7,000)
Proceeds from borrowing       245,000        1,190,000      ---
Purchase of treasury stock    ---            (16,000)       (48,000)
                              ----------     ----------     ----------
     Net cash provided by
     (used in) financing
     activities               (319,000)      755,000        (55,000)
                              ----------     ----------     ----------
CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash
     and cash equivalents     9,000          (295,000)      58,000
Balance at beginning of year  83,000         378,000        320,000
                              ----------     ----------     ----------
Balance at end of year        $92,000        $83,000        $378,000
                              ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest        $104,000       $42,000        $44,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
             Consolidated Statements of Changes in Shareholders' Equity
                      Years ended March 31, 1996, 1995 and 1994
                                   Common stock             Additional
                                   ------------             paid-in
                              Shares         Par value      capital
                              ------         ---------      -------
Balance, April 1, 1993        16,879,752     $1,688,000     $21,025,000
Purchase of treasury stock    ---            ---            ---
Issuance of treasury stock for
     Employee Stock Ownership
     Plan contribution        ---            ---            (3,000)
Employee Stock Ownership
     Plan contribution
     (132,534 shares)         ---            ---            ---
Net Loss                      ---            ---            ---
                              ----------     ----------     ----------
Balance, March 31, 1994       16,879,752     1,688,000      21,022,000
Purchase of treasury stock    ---            ---            ---
Employee Stock Ownership
     Plan contribution
     (140,940 shares)         ---            ---            ---
Net Income                    ---            ---            ---
                              ----------     ----------     ----------
Balance, March 31, 1995       16,879,752     1,688,000      21,022,000
Issuance of treasury stock for
     Employee Stock Ownership
     Plan contribution        ---            ---            (1,000)
Change in par value           ---            (1,671,000)    1,671,000
Net Income                    ---            ---            ---
                              ----------     ----------     ----------
Balance, March 31, 1996       16,879,752     $17,000        $22,692,000
                              ==========     ==========     ==========
                         Employee Stock      Treasury stock
                         Ownership Plan      --------------      Accumulated
                         contribution        Shares    Amount    deficit
                         --------------      ------    ------    -----------
Balance, April 1, 1993   $32,000             ---       ---       $(20,714,000)
Purchase of treasury
     stock               ---                 (468,004) $(48,000) ---
Issuance of treasury stock
     for Employee Stock
     Ownership Plan
     contribution        (32,000)            324,757   35,000    ---
Employee Stock Ownership
     Plan contribution
     (132,534 shares)    6,000               ---       ---       ---
Net Loss                 ---                 ---       ---       (174,000)
                         ----------          --------  --------  ----------
Balance, March 31, 1994  6,000               (143,247) (13,000)  (20,888,000)
Purchase of treasury
     stock               ---                 (429,492) (16,000)  ---
Employee Stock Ownership
     Plan constribution
     (140,940 shares)    7,000               ---       ---       ---
Net Income               ---                 ---       ---       90,000
                         ----------          --------  --------  ----------
Balance, March 31, 1995  13,000              (572,739) (29,000)  (20,798,000)
Issuance of treasury stock
     for Employee Stock
     Ownership Plan
     contribution        (13,000)            273,374   14,000    ---
Change in par value      ---                 ---       ---       ---
Net Income               ---                 ---       ---       6,000
                         ----------          --------  --------  ----------
Balance, March 31, 1996  $0                  (299,265) $(15,000) $(20,792,000)
                         ==========          ========  ========  ==========

                               See accompanying notes.

                        Basic Earth Science Systems, Inc.
                                Table of Contents
                    Notes to Consolidated Financial Statements

                                  March 31, 1996

                                                                      Page No.
                                                                      --------

1.   Summary of Significant Accounting Policies                            24

2.   Debt                                                                  27

3.   Shareholders' Equity                                                  29

4.   Major Customers                                                       29

5.   Income Tax                                                            30

6.   Related Party Transactions                                            31

7.   Unaudited Oil and Gas Reserve Information                             31

                        Basic Earth Science Systems, Inc.
                    Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Oil and Gas Producing Activity

Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas property are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge during the years ended March 31, 1996, 1995 or 1994.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are credited to oil and gas property cost. In the years ended March 31, 1996, 1995 and 1994, Basic credited oil and gas property cost for $29,000, $186,000 and $1,000, respectively, as a result of the sale of its interest in certain oil and gas property.

All of Basic's property is located in the United States.

All capitalized cost is depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas property owned by Basic. Depletion per equivalent barrel of production was $2.87, $3.41 and $3.08 for the years ended March 31, 1996, 1995 and 1994, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, that may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

Support Equipment and Other

When property and equipment other than oil and gas property is retired, abandoned or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation of support equipment and other property is computed using various methods over periods ranging from three to thirty years.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding for each period. The effect of the assumed exercise of any outstanding stock options was anti-dilutive and, therefore, was excluded from the computations. The weighted average number of shares for the years ended March 31, 1996, 1995 and 1994 was 16,478,869, 16,593,614 and 16,739,777,
respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Hedging

Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of the near-term principal payments, fluctuations in crude oil prices may have an impact on the Company's financial affairs. Accordingly, during the past year the Company entered into futures and/or options contracts in order to hedge its exposure to any material fluctuations in crude oil prices. The Company has not hedged any gas production. Gains or losses attributable to such contracts that hedge specific future deliveries are deferred and recognized in income when the corresponding physical sale is recorded.

Under futures contracts, the Company receives or makes payments to the New York Mercantile Exchange (NYMEX) via a trading account based on the differential between the price at which any given contract was sold and the price at which it was bought back (the closing price). Under put option contracts, the Company would receive payments from NYMEX if the closing price is greater than the floor price at which the put option was purchased. When a put option contract is combined with the sale of a call option contract, a "collar" or a floor price and a ceiling price is created. In this situation the Company would receive payments from NYMEX if the closing price is greater than the floor price at which the put option was purchased or would make payments to NYMEX if the closing price is greater than the ceiling price at which the call option was sold. If the closing price was between the floor and the ceiling both options would expire unexercised and the Company would benefit by the amount the closing price exceeded the floor price, less the cost of the option. When a futures contract is combined with the purchase of a call option contract, a "synthetic put" is created. In this situation, the futures contract would cause the Company to receive or make payments to NYMEX as described above. However, any payment would be offset by, and to the extent, the closing price is greater than the price at which the call option was purchased.

At March 31, 1996, the Company had forty-two open futures and/or options contracts to hedge future deliveries with maturities ranging from May 1996 through January 1997 at prices ranging from $18.08 to $21.47 per barrel.

Cash flows from hedging activities are classified as operating activities in the Statement of Cash Flows. The Company realized a $38,350 loss on its hedging activities in 1996. These losses were offset by receiving higher prices for physical crude oil sales in 1996. No hedging activities were undertaken in 1995. The fair market value of the open futures and options contracts at March 31, 1996, using commodity prices in effect at March 31, 1996, would, if such prices were to remain constant in the future, create an approximate loss of $45,930. If such a loss, or a portion thereof, were to occur, such loss theoretically would be offset by receiving higher prices for physical crude oil sales.

For each futures contract and each call option contract that is sold, the Company is required to furnish an initial cash margin. In addition, to the extent that the price of oil moves above the price each futures or call option contract was sold, the Company is required to furnish an additional cash margin, an event known as a margin call. The purchase of put or call options does not require a cash margin to be maintained. If a margin call is not funded, NYMEX will close the contracts and any unrealized loss would become a realized loss. The Company has executed a tri-party agreement to fund the initial margin requirement and any margin calls up to $900,000 (See further information under Debt). Because of the volatility of oil prices, it is possible for this credit limit to be exceeded. One example of how this credit limit could be exceeded would occur if the Company were to execute one hundred (100) contracts and the price of oil were to increase nine dollars per barrel ($9/ Bbl) in each future month in which the Company had a contract (other variations of this example could result in credit limit exposure). By loan covenant and Board of Director direction, the Company is precluded from exceeding 75% of the average monthly production demonstrated over the three preceding months. At March 31, 1996, approximately $150,000 of the $900,000 credit limit was being utilized. During the past year, the maximum credit utilization never exceeded $150,000.

The Company is not exposed to credit risk in the event of nonperformance by a counterparty in that such risk is borne by NYMEX. Since each trader in each future contract and put or call option sold is required to furnish an initial cash margin and is subject to margin calls, nonperformance by NYMEX is considered unlikely.

Continuation of hedging activities, at this level of coverage or at higher or lower levels of coverage, may vary or change, due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

2.   Debt

Outstanding debt of Basic as of March 31, 1996 and 1995 is as follows:

                                        March 31
                                   -----------------------
                                   1996           1995
                                   --------       --------
     Bank note under loan
          agreement (see below)    $801,000       $1,120,000
     Other long-term liabilities   17,000         20,000
                                   --------       ----------
                                   818,000        1,140,000
     Less current portion          126,000        514,000
                                   --------       ----------
     Total long-term debt          $692,000       $626,000
                                   ========       ==========

Bank Debt

On August 1, 1994, the Company entered into a loan agreement with Norwest Bank Colorado N.A. (the Bank) whereby the Company borrowed $500,000 and executed a $500,000 promissory note payable to the Bank.

On March 30, 1995, the Bank and the Company modified this loan agreement to provide the Company with an additional $690,000 and increased the face amount of the promissory note to $1,120,000. The loan was modified to accommodate the acquisition of approximately sixty properties in the Williston basin of North Dakota and Montana.

On September 13, 1995, the Bank and the Company modified its previous loan agreement to create a "Declining Balance, Revolving Line of Credit" (DBRLOC) and increased the face amount of the promissory note to $2,500,000. The Company is now able to draw on the DBRLOC up to $2,500,000 or the borrowing base, whichever is less. At March 31, 1996 the Company's borrowing base was at $1,020,000, but declines monthly by the minimum required principal payment. Under the DBRLOC and note, the Company is required to make monthly principal payments until May 31, 1998 in the following minimum amounts:

     April 30, 1996 through December 31, 1996     $30,000 per month
     January 31, 1997 through December 31, 1997   $25,000 per month
     January 31, 1998 through April 30, 1998      $20,000 per month
     May 31, 1998                                 Balance of remaining
                                                  principal

The Company's borrowing base will be reviewed biannually and may be adjusted up or down due to reevaluation of previously collateralized properties, addition of newly acquired properties, increased reserves created by enhancements or exploitation and rising or declining oil or gas prices. At May 31, 1998, unless the DBRLOC is again modified or the borrowing base is adjusted, the outstanding principal balance potentially could be as high as $151,000.

In addition to the above described principal payments, monthly interest payments are due on the unpaid principal balance at the Bank's fluctuating prime lending rate plus two percent (2%). In addition, quarterly, the Company is required to pay a 1/2% commitment fee on the unused portion of the adjusted and declined borrowing base. As of March 31, 1996, the Company's effective annual interest rate was 10.25%.

As a result of the foregoing loan modification, the Company now has the ability to draw additional funds from the DBRLOC up to the then effective borrowing base. In addition, the Company may reduce the loan balance ahead of schedule and be able to re-borrow up to the declined and/or adjusted borrowing base. Because of this flexibility, the current portion of long term debt has been reduced by the difference between the borrowing base ($1,020,000) and the
outstanding debt ($801,000) or $219,000.   Had this adjustment not been made,
the current portion of long term debt would be $345,000.

In addition to the above described DBRLOC, on September 13, 1995, the Bank and the Company executed the collateral documents necessary to create a second Revolving Line of Credit (RLOC) and make an additional $900,000 available for the Company's hedging activities. The terms of the RLOC were finalized in December 1995 and funds under this second facility were made available. In addition to other requirements and restrictions, the funds from the RLOC can only be used to fund margin requirements associated with the Company's hedging activities. At March 31, 1996 the Company had drawn approximately $150,000 from this facility to fund the margin requirements associated with the hedging activities described above under Note 1.

Under the modified loan agreement, the Company must maintain certain covenants with regard to various financial ratios, net worth, liens and other criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires the repayment of the then-existing principal balance. In addition to the foregoing, a specific event of default occurs with the death, resignation or replacement of greater than fifty percent (50%) of the current board of directors. At March 31, 1996, the Company was in compliance with all Bank covenants, including those regarding financial ratios, net worth, liens, encumbrances and other criteria.

The DBRLOC and RLOC are collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties and the Company's hedging/margin account associated with the Company's hedging activities.

Statements of Financial Accounting Standards No. 107 and 119 require a disclosure comparing the fair value of long-term debt relative to the carrying value. The Company's lines of credit require interest payments to be adjusted by fluctuations in the Bank's prime lending rate. Based on this, management believes the fair value of long-term debt approximates the carrying value.

Mortgage Debt

On September 1, 1994, the Company closed on the sale of its office building to an unrelated third party for $382,000. The transaction generated approximately $38,000 in net sales proceeds after extinguishing the mortgage debt and paying all penalties, commissions and fees.

3.   Shareholders' Equity

Employee Stock Ownership Plan

Basic's Employee Stock Ownership Plan covers substantially all employees who have worked for Basic for at least six months and are employed at the end of the Company's fiscal year. The annual contribution is determined by the board of directors based upon eligible employees' base salaries. For the years ended March 31, 1994 and 1995, the annual contribution was made using treasury stock. There was no contribution made for the year ended March 31, 1996.

As previously disclosed, subsequent to the year ended March 31, 1995, the Company filed an application with the Internal Revenue Service to terminate the Employee Stock Ownership Plan (the Plan) effective April 1, 1995. This application was made because of the high administrative costs associated with maintenance of the Plan, the low percentage of proceeds which are received by employees relative to total Plan costs, and the belief that alternative methods of compensation will more effectively benefit the Company's employees. The application was approved by the Internal Revenue Service and the process for final termination is under way. The Company is reviewing several alternatives in deciding how to replace the Plan.

4.   Major Customers

Significant purchasers of 10% or more of Basic's oil and gas production are as follows:

                                   1996      1995      1994
                                   ------    ------    ------
     Cenex, Inc.                   34%       ---       ---
     Norco Crude Gathering, Inc.   18%       30%       ---
     Murphy Oil USA, Inc.          19%       28%       22%
     Associated Natural Gas, Inc.  ---       13%       ---
     Conoco, Inc.                  ---       10%       12%
     Mobil Oil Corporation         ---       ---       34%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are available.


5.   Income Tax

Basic and its subsidiaries file a consolidated income tax return.

As of March 31, 1996, Basic had available, to reduce future taxable income, tax net operating loss carryforwards of approximately $15,083,000 which approximates alternative minimum tax net operating loss carryforwards, and which expire in 1997 through 2011. The net operating loss carryforward for tax purposes is different from the net operating loss carryforward for financial reporting purposes primarily because of the expensing of intangible drilling and development costs for tax purposes and the ceiling limitation charges for financial reporting purposes. For income tax purposes, investment tax credit and excess statutory depletion carryforwards as of March 31, 1996 are approximately $146,000 and $3,534,000, respectively. Investment tax credits are accounted for using the flow-through method and expire in the year ended March 31, 2001.

In the first quarter of fiscal 1994, Basic implemented Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of April 1, 1993. SFAS 109 requires recognition of deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards under SFAS 109. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized. The Company's adoption of SFAS 109 had no cumulative effect on operations for the year ended March 31, 1996 since the net deferred tax asset of $5,994,000 was offset by a valuation allowance of an equal amount.

The Company's deferred tax liabilities and assets are comprised of the following components at March 31, 1996 and 1995:

                                             1996           1995
                                             -----          -----
     Deferred tax liabilities
          Depreciation and depletion         $(522,000)     $(377,000)

     Deferred tax assets
          Net operating loss carryforwards   5,279,000      5,716,000
          Statutory depletion carryforward   1,237,000      1,186,000

     Valuation allowance                     (5,994,000)    (6,525,000)
                                             -----------    -----------
     Net deferred tax asset                  $0             $0
                                             ===========    ===========

Basic has established a valuation allowance due to the uncertainty that the full amount of the operating loss carryforwards will be utilized due to expiration and other factors. Although management expects improvement in the future results of operations, it emphasizes past performance rather than income projections when determining the valuation allowance. Any subsequent adjustments to the valuation allowance, if deemed appropriate due to changed circumstances, will be recognized as a separate component of the provision for income taxes.

6.   Related Party Transactions

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the policy of Basic that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other.

In the years ended March 31, 1996, 1995 and 1994, there were no significant related party transactions.

7.   Unaudited Oil and Gas Reserve Information

Approximately ninety-six percent (96%) of the reserve estimates presented herein, for the year ended March 31, 1996, were derived from reports prepared by the independent petroleum engineering firm, Heinle & Associates, Inc (Heinle). The remaining four percent (4%) were prepared by Basic and were not audited by Heinle. For the year ended March 31, 1995, approximately ninety-four percent (94%) of the reserve estimates presented herein were derived from reports prepared by Heinle. The remaining six percent (6%) were prepared by Basic and were not audited by Heinle. For the year ended March 31, 1994, approximately ninety percent (90%) of the reserve estimates presented herein were derived from reports prepared by Heinle. The remaining ten percent (10%) were prepared by Basic and were not audited by Heinle. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.
Accordingly, these estimates are likely to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Analysis of Changes in Proved Reserves

Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the periods indicated, are presented in the following two tables:

                    Proved Developed and Undeveloped Reserves
                                                       Natural
                                        Oil            gas
                                        (bbl)          (mcf)
                                        -----------    -------
     Proved developed and undeveloped
     reserves at March 31, 1993         539,000        976,000

     Revisions of previous estimates    (226,000)      (106,000)
     Extensions and discoveries         14,000         392,000
     Improved recovery                  8,000          49,000
     Production                         (67,000)       (109,000)
     Purchase of reserves               8,000          ---
     Sale of reserves                   ---            ---
                                        ----------     ----------
     Proved developed and undeveloped
     reserves at March 31, 1994         276,000        1,202,000

     Revisions of previous estimates    87,000         (801,000)
     Extensions and discoveries         29,000         862,000
     Improved recovery                  25,000         3,000
     Production                         (69,000)       (175,000)
     Purchase of reserves               262,000        ---
     Sale of reserves                   ---            ---
                                        ----------     ----------
     Proved developed and undeveloped
     reserves at March 31, 1995         610,000        1,091,000

     Revisions of previous estimates    108,000        228,000
     Extensions and discoveries         68,000         ---
     Improved recovery                  70,000         ---
     Production                         (150,000)      (214,000)
     Purchase of reserves               15,000         2,000
     Sale of reserves                   ---            ---
                                        ----------     ----------
     Proved developed and undeveloped
     reserves at March 31, 1996         721,000        1,107,000
                                        ==========     ==========

                                        Proved Developed Reserves
                                        -------------------------
                                                       Natural
                                        Oil            gas
                                        (bbl)          (mcf)
                                        ----------     ---------
     March 31, 1996                     721,000        1,107,000
     March 31, 1995                     610,000        1,091,000
     March 31, 1994                     258,000        790,000

                         Aggregate Capitalized Oil and Gas Property Cost
                         -----------------------------------------------
                                             March 31
                                             --------
                                   1996                1995
                                   -----------         -----------
     Capitalized cost
          Proved property          $31,823,000         $31,397,000
          Unproved property        21,000              21,000
                                   -----------         -----------
                                   31,844,000          31,418,000
     Accumulated depreciation and
          depletion                (15,204,000)        (14,672,000)
     Oil and gas property cost
          in excess of ceiling
          limitation (cumulative)  (14,091,000)        (14,091,000)
                                   ------------        ------------
     Net capitalized cost          $2,549,000          $2,655,000
                                   ============        ============

                                        Costs Incurred
                                        --------------
                                        Year Ended March 31
                                        -------------------
                              1996           1995           1994
                              ----------     ----------     ----------
     Property acquisition
          Proved property     $215,000       $1,063,000     $36,000
          Unproved property   (15,000)       (186,000)      ---
     Exploration              11,000         ---            ---
     Development              276,000        589,000        ---

In the year ended March 31, 1996, Basic received approximately $29,000 from an unrelated third party for undeveloped acreage in Stark County, North Dakota. This $29,000 payment is reflected as a credit to unproved property acquisition cost in the table above.

In the year ended March 31, 1995, Basic received approximately $186,000 from an unrelated third party for an assignment of deep rights underlying its West Cole Unit in Webb County, Texas. This $186,000 payment is reflected as a credit to unproved property acquisition cost in the table above.

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 1996, 1995 and 1994. The future production and development cost represents the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to Basic's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers, reduced by investment tax credits in accordance with the Tax Reform Act of 1986. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

     Standardized Measure of Estimated Discounted Future Net Cash Flows
     ------------------------------------------------------------------
                                             March 31
                                             --------
                              1996           1995           1994
                              -----------    -----------    -----------
     Future cash inflows      $16,392,000    $12,195,000    $5,824,000

     Future cash outflows
          Production cost     (9,532,000)    (7,414,000)    (2,837,000)
          Development cost    (45,000)       (45,000)       (489,000)
                              -----------    -----------    -----------
     Future net cash flows
     before future income tax 6,815,000      4,736,000      2,498,000

     Future income tax        ---            ---            ---
                              -----------    -----------    -----------
     Future net cash flows    6,815,000      4,736,000      2,498,000

     Adjustment to discount
          future annual net
          cash flows at 10%   (2,090,000)    (1,299,000)    (891,000)
                              -----------    -----------    -----------
     Standardized measure of
          discounted future
          net cash flows      $4,725,000     $3,347,000     $1,607,000
                              ===========    ===========    ===========

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 1996, 1995 and 1994.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------
                                   Year Ended March 31
                                   -------------------
                              1996           1995           1994
                              -----------    -----------    -----------
Standardized measure,
beginning of period           $3,437,000     $1,607,000     $2,273,000

Sales of oil and gas, net
of production cost            (835,000)      (527,000)      (406,000)

Net change in sales prices,
net of production cost        498,000        (338,000)      126,000

Discoveries, extensions and
improved recoveries, net
of future development cost    840,000        1,240,000      225,000

Sale of reserves              ---            ---            ---

Purchase of reserves          71,000         1,022,000      14,000

Development costs incurred
that reduced future
development cost              ---            489,000        18,000

Changes in estimated future
development cost              ---            (43,000)       (82,000)

Revisions of quantity
estimates                     792,000        (155,000)      (860,000)

Accretion of discount         344,000        161,000        227,000

Net change in income tax      ---            ---            ---

Changes in rates of
production and other          (422,000)      (19,000)       72,000
                              -----------    -----------    -----------
Standardized measure,
end of period                 $4,725,000     $3,437,000     $1,607,000
                              ===========    ===========    ===========

In the year ended March 31, 1996, Basic realized an increase from the prior year in the standardized measure of estimated discounted net cash flows. This increase in the standardized measure was primarily the result of (1) the reserves added following the successful recompletion of the State #12-16 into the Bakken formation, (2) the purchase of numerous small interests in various wells which Basic operates, and (3) higher oil prices.

                                      ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

                                      ITEM 9
               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 1996 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                              EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 1996 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                  AND MANAGEMENT

Information concerning this item will be in Basic's 1996 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 1996 Proxy Statement, which is incorporated herein by reference.

Part IV
                                     ITEM 13
                         EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
No.       Document
- --------  --------------------
3i Restated Certificate of Incorporation included in Basic's Form 10-K for the year ended March 31, 1981 (1)

3i        By-laws included in Basic's Form S-1 filed October 24, 1980 (1)

3i Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996 (*)

10(i)a Division Orders with NORCO, Inc. for oil produced from the West Cole and West Cole North Units, Webb County, Texas (1)

10(i)a Commercial Contract pertaining to the sale of Company-owned office building, dated April 15, 1994 (1)

10(i)a    Office Lease, dated August 17, 1994 (1)

10(i)a Loan Agreement between Norwest Bank Denver, N.A. and Basic, dated August 1, 1994 (1)

10(i)a Sales Agreement between Basic and TransTexas, dated March 3, 1995, pertaining to the sale of deep exploration rights (1)

10(i)a Purchase & Sale Agreement between Basic and MCM, dated March 6, 1995, pertaining to Williston basin acquisition (1)

10(i)a Amended Loan Agreement between Norwest Bank Denver, N.A. and Basic, dated March 30, 1995 (1)

10(i)a Amended Loan Agreement between Norwest Bank Denver, N.A. and Basic, dated September 13, 1995 (1)

10(ii) Oil and Gas Incentive Compensation Plan included in Basic's Form 10-K for the year ended March 31, 1985 (1)

22 Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987 (1)
- ---------------------------
(1)  Previously filed and incorporated herein by reference
(*)  Filed herein

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/Ray Singleton                   /s/Karen E. Morris
- ------------------------           ------------------------
Ray Singleton, President           Karen Morris, Controller
                                   Principal Accounting Officer

June 27, 1996                      June 27, 1996
- ------------------------           ------------------------
Date:                              Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity:                 Date:
- --------------------               ---------


- ------------------------------     --------------------
G. W. Breuer, Director


/s/David J. Flake                  June 27, 1996
- ------------------------------     --------------------
David J. Flake, Director


/s/Edgar J. Huffman                June 27, 1996
- ------------------------------     --------------------
Edgar J. Huffman, Director


/s/Ray Singleton                   June 27, 1996
- ------------------------------     --------------------
Ray Singleton, Director