Form 10KSB/A
period 1996-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1996-07-31
CIK 10254

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-KSB/A

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

                              Telephone (303) 294-9525

Incorporated in Delaware                                     IRS ID# 84-0592823



Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.10 par value at March 31, 1995 and $.001 par value at March 31, 1996

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year:  $2,826,000

As of June 7, 1996, 16,580,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $350,000.

                          Basic Earth Science Systems, Inc.

                         Form 10-KSB/A Annual Report - 1996

                                  Table of Contents

Part III:
                                                                 Page
                                                                 -----
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance With
               Section 16(a) of the Exchange Act                 3

     Item 10.  Executive Compensation                            5

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management                                    9

     Item 12.  Certain Relationships and Related Transactions    10

Part III
                                       Item 9
            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

The following sets forth the names and ages of the four members of the Board of Directors of Basic Earth Science Systems, Inc. ("Basic" or "the Company") who served in the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

G. W. Breuer (77) was a co-founder of the Company and has been a member of the Board of Directors since inception in 1969. Mr. Breuer also served as the Company's Chief Executive Officer from 1969 through March 1993 and was its President from February 1978 through March 1993. Mr. Breuer is a 1940 graduate of Purdue University with a degree in petroleum engineering.

David J. Flake (41) has been a director of the Company since September 1987.
Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983, a position he held until his resignation in January 1993 to pursue other business opportunities. From September 1987 through January 1993, Mr. Flake also served as Secretary/Treasurer of the Company. In April 1994, Mr. Flake was appointed Corporate Secretary. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

Edgar J. Huffman (56) was elected to the Board of Directors in May 1993. For the past five years Mr. Huffman has served continuously in the following capacities. He is a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded on NASDAQ. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Additionally, Mr. Huffman is a director of FCS Laboratories, Inc. (FCS), a diagnostic laboratory and pharmaceutical producer, as well as Chairman of the Finance Committee and Audit Committee and a member of the Compensation Committee. FCS is a public company traded on the OTC market. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (45) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake, noted above, Mr. Singleton was appointed Acting Treasurer. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992.

Executive Officers

At this time, and during the past year, all executive officers are also board members. Their names, ages, principal occupations or employments during the past five years are set forth above. There are no family relationships between or among the officers and Board of Directors.

Directors are elected by the Company's shareholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Board Committees and Attendance

The Board of Directors of the Company held six meetings during the fiscal year ended March 31, 1996. During the year ended March 31, 1995 the Board of Directors met four times. Each of the directors attended at least 75% of all the meetings.

In May 1993, the Board established an Audit Committee consisting of Messrs. Flake and Huffman, both outside directors. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, operations, and internal controls implemented by Basic's management.

In June 1993, the Board formed a Compensation Committee which currently consists of Messrs. Huffman and Flake. This committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, and is empowered to review general policy matters, including compensation and benefits, pertaining to the employees of the Company.

Basic does not have a Nominating Committee.


Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and shareholders of more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that all forms required to be filed by its officers, directors and ten percent shareholders have been filed as of May 15, 1996. During the year ended March 31, 1996, Mr. Breuer filed one late report.


                                       Item 10
                               Executive Compensation

Executive Officer Compensation

The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for the fiscal years ended March 31, 1996, 1995 and 1994. No other director, officer or employee received annual compensation which exceeded $100,000.

Name and                                     Other          All
Principal      Fiscal    Annual    Annual    Annual         Other
Position       Year      Salary    Bonus     Compensation   Compensation
- ---------      ------    -------   -------   ------------   ------------
                                             (1)            (2)
Ray Singleton  1996      $70,463   $0        $4,430         $281
President,     1995      65,000    0         6,558          257
Chief          1994      65,000    2,500     2,982          0
Executive Officer
and Acting
Treasurer

(1) Mr. Singleton was appointed President and Chief Executive Officer on March 4, 1993. Other Annual Compensation includes $4,430, $4,608 and $1,357 paid through the Oil and Gas Incentive Compensation Plan for fiscal 1996, 1995 and 1994, respectively. Other Annual Compensation also includes $0, $1,950 and $1,625 which represents the market value of the Company's common stock contributed to his ESOP account (see discussion below) for fiscal 1996, 1995 and 1994, respectively. The ESOP contributions are non-cash compensation.

(2) All Other Compensation of $281 and $257 are the premiums for a life insurance policy for Mr. Singleton for fiscal 1996 and 1995, respectively. Mr. Singleton designates the beneficiary.

In April 1976, the Company adopted an Employee Stock Ownership Plan (ESOP) which covers substantially all full-time employees of Basic and its subsidiaries who have worked for at least six months and are employed by Basic at March 31 of each fiscal year. ESOP contributions are generally made by transferring sufficient shares of the Company's common stock or treasury stock which, when valued at fair market value, equal the annual contribution amount as determined by the Company's Board of Directors. For the years ended March 31, 1996, 1995 and 1994, the ESOP contributions added to all participants' accounts totalled $0, $7,000 and 6,000, respectively, which resulted in the issuance to the ESOP, based on applicable market prices, of 0, 140,940 and 132,534 shares, respectively, of the Company's common stock. As a result of contributions made during these periods, Basic's ESOP has received approximately 0.0%, 0.85%,% and 0.81%, respectively, of the issued and outstanding shares of the Company's common stock. While the additional stock ownership received by Basic's ESOP is minimal in any given year, the cumulative effect over several years of such additional stock ownership may be considered substantial, i.e., an aggregate increase in stock ownership of approximately 1.6% over the last three (3) fiscal years.

As noted, the Company funded its ESOP contribution by issuing shares of its common stock in sufficient number, when valued at fair market value, to satisfy the contribution as determined by its Board of Directors. In making the ESOP contribution in this manner, the market value of the Company's stock was less than its $0.10 par value for the contributions made for 1990, 1991 and 1992. This resulted in a contingent liability in an amount equal to the difference between the $0.10 par value and the applicable fair market value, being in the aggregate amount of approximately $52,000. To the extent that it is ultimately determined that this contingent liability is owed, compensation was understated by this amount.

Basic's creditors have the sole right to seek payment of the underpaid stock consideration. However, any such claim requires that the Company's assets be insufficient to satisfy its creditor's claims and such claims must be brought within six (6) years after the issuance of the subject shares. Since Basic has a positive net asset balance which, it is anticipated, will continue for the foreseeable future, and since the passage of time reduces the amount of the contingent liability, it is currently unlikely that any liability will arise with respect to the subject ESOP shares.

In 1993, the Board of Directors expressed a desire to fund all or a substantial portion of its ESOP contribution obligation with treasury stock rather than issue additional common stock. The use of treasury shares for an ESOP contribution avoided diluting the value of common stock held by shareholders and further avoided the potential contingent liability issue if the fair market value of the Company's stock was less than its $0.10 par value. It should be noted, however, that even the use of treasury stock for an ESOP contribution reduced the percentage of common stock held by public shareholders and increased the percentage held by the Company's employees. As a result of the foregoing new policy, all of the Company's ESOP contributions commencing in 1993 and thereafter were funded with treasury stock.

Each employee's interest in the ESOP vests in incremental portions based upon number of years of employment ranging from three years (20%) to seven years (100%). At March 31, 1995, Mr. Singleton was 100% vested in the 424,842 shares in his ESOP account. These shares are included in the Security Ownership table on page 9. Currently, there are 2,323,056 shares in the ESOP, including the 424,842 shares in Mr. Singleton's account. All of the shares in the ESOP represent approximately 14.0% of the total outstanding shares. Of the current directors, only Mr. Singleton is currently a participant in Basic's ESOP.

Effective April 1, 1995, the Board of Directors voted to discontinue the ESOP. The Company filed an application with the Internal Revenue Service to terminate the ESOP effective April 1, 1995. This application was made because of the high administrative costs associated with maintenance of the ESOP, the low percentage of proceeds which are received by employees relative to total ESOP costs, and the belief that alternative methods of compensation will more effectively benefit the Company's employees. The application was approved by the Internal Revenue Service and the process for final termination is under way. The Company is reviewing several alternatives in deciding how to replace the ESOP.

Basic has an Oil and Gas Incentive Compensation Plan (the Plan) for current and former key employees. Through this Plan, Basic pays to the Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the Plan Management Committee in which Basic has an interest. Messrs. Breuer and Flake are members of the Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the Plan vests over a period ranging from four to eleven years; however, Basic can sell or otherwise transfer its interest in properties designated for the Plan. If Basic sells a property in the Plan, the participants shall receive their respective percentages of the sales price. There are currently six participants in the Plan including Messrs. Breuer, Flake and Singleton. During the year ended March 31, 1996, Messrs. Breuer, Flake and Singleton received $5,080, $3,504 and $4,430, respectively, through the Plan. During the year ended March 31, 1995, Messrs. Breuer, Flake and Singleton received $5,424, $3,644 and $4,608, respectively. Mr. Singleton's amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above. Mr. Breuer's amounts were withheld by the Company as partial payment of amounts owed the Company. (See Item 12, Certain Relationships and Related Transactions, below.)

On July 27, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (the "Plan") and in October 1995, the Company's shareholders approved the Plan. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company's ability to attract and retain those individuals on whom the continued success of the Company most depends. Mr. Singleton is eligible to receive a grant under this Plan. However, as of May 15, 1996, the Compensation Committee had not met and no grants of options had been made under the Plan.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

Director Compensation

In the past, the directors have received no compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in attending board meetings. However, on July 27, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (the "Plan") which was approved by the Company's shareholders in October 1995. The Plan provides for eligible, non-employee members of the Board of Directors of the Company or its subsidiaries (Non-Employee Directors) to receive grants of certain options under the Plan to purchase common stock of the Company as compensation for their services. A Non-Employee Director shall not be entitled to receive any grant of a non-qualified option if such Non-Employee Director is indebted in any amount to the Company as of the date of grant of such non-qualified options. If such indebtedness is paid in full by or on behalf of the affected Non-Employee Director within 45 days from the date of grant, the said Non-Employee Director shall be entitled to receive the applicable grant of a non-qualified option as if such indebtedness due to the Company had not existed.

Specifically, the Plan provides that each eligible, Non-Employee Director shall initially be granted a non-qualified option to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on a yearly basis, each Non-Employee Director shall be granted a non-qualified option to purchase 25,000 shares of common stock of the Company.

Currently, in accordance with the terms of the Plan, two of the Company's Non-Employee Directors, each owning less than 10% of the Company's common stock, have been granted a non-qualified option to purchase 50,000 shares of common stock at an exercise price of $0.078. One other Non-Employee Director, who owns more than 10% of the Company's common stock, was disqualified to receive a similar grant of a non-qualified option to purchase 50,000 shares of common stock because of the indebtedness limitation previously mentioned. If this Non-Employee Director had been entitled to receive such an option, the exercise price would have been $0.086. (See Item 12, Certain Relationships and Related Transactions, below.)

                                       Item 11
                   Security Ownership of Certain Beneficial Owners
                                   and Management

Set forth below, as of May 15, 1996, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in the fiscal year just ended. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 1996.

                                                       Percent of
                                                       Outstanding
                                                       Shares
Name and Address         Shares of Common Stock        Beneficially
of Beneficial Owner      Beneficially Owned            Owned
- -------------------      ----------------------        ------------
G. W. Breuer             3,767,670                     22.7%
Denver, CO  (1)

Basic's Employee Stock   1,898,214                     11.4%
Ownership Plan  (2)

Ray Singleton            518,842                       3.1%
Englewood, CO  (3)

David J. Flake           515,478                       3.1%
Denver, CO  (4)

Edgar J. Huffman         65,000                        0.4%
Phoenix, AZ  (5)

All officers and         4,866,990                     29.3%
directors as a group
(4 persons: (1),(3),(4) and (5))

(1) Includes 2,645,191 shares owned by Mr. Breuer directly and 1,122,479 shares with indirect beneficial ownership.

(2) Represents shares held in the Company's and its subsidiary's individual Employee Stock Ownership Plan (ESOP) accounts excluding shares held in the ESOP accounts of the Company's officers listed separately in the table.

(3) Represents 94,000 shares held directly by Mr. Singleton and 424,842 shares held in Mr. Singleton's ESOP account.

(4) Represents 505,478 shares owned by Mr. Flake and 10,000 shares with indirect beneficial ownership.

(5) Includes 25,000 shares owned by Mr. Huffman directly and 40,000 shares with indirect beneficial ownership.

Company management knows of no arrangements which may result in a change in control of Basic.

                                       Item 12
                   Certain Relationships and Related Transactions

In September 1995, the Board of Directors authorized a loan to Mr. Singleton, in the amount, up to and including, $10,000. The loan is to be used solely for the purchase of Company stock from existing shareholders. The loan is evidenced by a promissory note and requires quarterly interest payments at a fluctuating rate equal to the Company's cost of debt. The note requires no principal payments and has a term of five years, at which time the principal balance becomes due. The loan is collateralized by the purchased stock. Pursuant to this arrangement, at March 31, 1996, Mr. Singleton had borrowed $7,344 from the Company to purchase 94,000 shares.

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

Subject to this policy, G. W. Breuer, former President and Chief Executive Officer and a current director, has participated, since 1980, with Basic in various drilling and development arrangements. Some of these properties are still producing, but no longer generate net income consistently. In the past, management's policy allowed for non-payment from certain individuals, including Mr. Breuer, of a net loss, in the belief that net income from subsequent months would cover the loss. In August 1993, with the concurrence of the Board of Directors, management enacted new policies whereby the Company requested these certain individuals, including Mr. Breuer, to bring any outstanding account balances current, and to keep them current on an ongoing basis. This policy has resulted in a long standing dispute between Mr. Breuer and the Company over ownership of certain properties and the payment of lease operating expenses.
The Company has withheld proceeds from sales transactions, and other nominal amounts, from Mr. Breuer, as partial payment of this debt. The Company contends that, as of March 31, 1996, the balance owed to Basic by Mr. Breuer was approximately $1,400.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer, replacing Society National Bank as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In the years ended March 31, 1996, 1995 and 1994, there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following person on behalf of Basic and in the capacity indicated.


BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton                  /s/Karen E. Riner
- -------------------------          -----------------------------
Ray Singleton, President           Karen E. Riner, Controller
                                   (formerly Karen E. Morris)
                                   Principal Accounting Officer

July 30, 1996                      July 30, 1996
- -------------------------          -----------------------------
Date                               Date