Form 10QSB
period 1996-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1996-08-07
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [ X ]   No


Shares of common stock outstanding on August 7, 1996: 16,580,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
                                        INDEX

PART I.   FINANCIAL INFORMATION
                                                                        Page
                                                                        -----
     Item 1.   Financial Statements                                         3

               Consolidated Balance Sheets - June 30, 1996
               and March 31, 1996                                           3

               Consolidated Statements of Operations - Quarter Ended
               June 30, 1996 and June 30, 1995                              5

               Consolidated Statements of Cash Flows - Quarter Ended
               June 30, 1996 and June 30, 1995                              6

               Notes to Financial Statements                                7

               Summary of Significant Accounting Policies                   7

               Income Taxes                                                 7

     Item 2.   Management's Discussion and Analysis or Plan of Operation    8

               Results of Operations                                       10

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           12

     Item 2.   Changes in Securities                                       12

     Item 3.   Defaults Upon Senior Securities                             12

     Item 4.   Submission of Matters to a Vote of Security Holders         12

     Item 5.   Other Information                                           12

     Item 6.   Exhibits and Reports on Form 8-K                            12

     Signatures                                                            12

                                       PART I.
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                                    June 30        March 31
                                                    1996           1996
                                                    ----------     ----------
                                                    (Unaudited)
Assets
Current assets
     Cash and cash equivalents                      $46,000        $92,000
     Accounts receivable:
          Oil and gas sales                         327,000        322,000
          Joint interest billings and other, net    93,000         155,000
     Other current assets                           146,000        148,000
                                                    ----------     ---------
               Total current assets                 612,000        717,000
                                                    ----------     ---------
Property and equipment
     Oil and gas property (full cost method)        31,900,000     31,844,000
     Support equipment                              417,000        432,000
                                                    ----------     ----------
                                                    32,317,000     32,276,000
     Accumulated depletion (includes cumulative
          ceiling limitation charges of
          $14,091,000)                              (29,424,000)   (29,295,000)
     Accumulated depreciation                       (347,000)      (356,000)
                                                    ------------   ------------
     Net property and equipment                     2,546,000      2,625,000
     Other noncurrent assets                           77,000         77,000
                                                    ------------   ------------
               Total noncurrent assets              2,623,000      2,702,000
                                                    ------------   ------------
Total Assets                                        $3,235,000     $3,419,000
                                                    ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                                    June 30        March 31
                                                    1996           1996
                                                    ----------     ----------
                                                    (Unaudited)
Liabilities
Current liabilities
     Accounts payable and accrued liabilities       $489,000       $699,000
     Current portion of long-term debt              153,000        126,000
                                                    ----------     ----------
     Total current liabilities                      642,000        825,000

Long-term debt, less current portion                617,000        692,000
                                                    ----------     ----------
Total liabilities                                   1,259,000      1,517,000
                                                    ----------     ----------
Shareholders' Equity
     Preferred stock, $.001 par value
          Authorized - 3,000,000 shares
          Issued - 0 shares                         -----          -----
     Common stock, $.001 par value
          32,000,000 shares authorized;
          16,580,487 shares outstanding at
          March 31 and at June 30                   17,000         17,000
     Additional paid-in capital                     22,692,000     22,692,000
     Accumulated deficit                            (20,718,000)   (20,792,000)
     Less treasury stock (299,265 shares at
       March 31 and June 30); at cost               (15,000)       (15,000)
                                                    ------------   ------------
     Total shareholders' equity                     1,976,000      1,902,000
                                                    ------------   ------------
Total Liabilities & Shareholders' Equity            $3,235,000     $3,419,000
                                                    ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                                                       Quarter Ended June 30
                                                  -----------------------------
                                                     1996           1995
                                                  ----------        ----------
Revenue
     Oil and gas sales                            $725,000          $751,000
     Well service revenue                         11,000            1,000
                                                  ----------        ----------
          Total revenue                           736,000           752,000
                                                  ----------        ----------
Expenses
     Oil and gas production                       385,000           486,000
     Production tax                               70,000            59,000
     Well service expenses                        12,000            1,000
     Depreciation, depletion and amortization     132,000           174,000
     General and administrative                   42,000            34,000
                                                  ----------        ----------
          Total operating expenses                641,000           754,000
                                                  ----------        ----------
Income (loss) from operations                     95,000            (2,000)
                                                  ----------        ----------
Other income (expense)
     Interest and other income                    3,000             2,000
     Interest expense                             (24,000)          (33,000)
                                                  ----------        ----------
          Total other income (expense)            (21,000)          (31,000)
                                                  ----------        ----------
Income (loss) before income taxes                 74,000            (33,000)
Income taxes                                      -----             -----
                                                  ----------        ----------
Net income (loss)                                 $74,000           $(33,000)
                                                  ==========        ==========
Weighted average number of
shares outstanding                                16,580,487        16,307,013
                                                  ==========        ==========
Net income (loss) per share                       $.004             $(.002)
                                                  ==========        ==========

                               See accompanying notes.
                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows

                                                       Quarter Ended June 30
                                                  -----------------------------
                                                  1996               1995
                                                  ----------         ----------
Cash flows from operating activities:
     Net income (loss)                            $74,000            $(33,000)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization   132,000            174,000
       Change in current assets and current
         liabilities:
         Accounts receivable, net                 57,000             200,000
         Accounts payable & accrued liabilities   (210,000)          (47,000)
         Other current assets                     2,000              (87,000)
       Change in other assets                     -----              (15,000)
       Loss/(gain) on sale of assets              (1,000)            -----
       Other                                      3,000              3,000
                                                  ----------         ----------
Net cash provided by operating activities         57,000             195,000
                                                  ----------         ----------
Cash flows from investing activities:
     Capital expenditures
          Oil and gas property                    (56,000)           (84,000)
          Support equipment                       -----              (5,000)
     Proceeds from sale of property & equipment   1,000              -----
                                                  ----------         ----------
Net cash used in investing activities             (55,000)           (89,000)
                                                  ----------         ----------
Cash flows from financing activities:
     Proceeds from borrowing                      42,000             -----
     Long-term debt payments                      (90,000)           (106,000)
     Purchase of treasury stock                   -----              -----
                                                  ----------         ----------
Net cash used in financing activities             (48,000)           (106,000)
                                                  ----------         ----------
Cash
     Net increase (decrease)                      (46,000)           0
     Balance at beginning of period               92,000             83,000
                                                  ----------         ----------
     Balance at end of period                     $46,000            $83,000
                                                  ==========         ==========
Supplemental disclosure of cash flow
     information:
     Cash paid for interest                       $24,000            $33,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                    June 30, 1996

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB as of March 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications. Certain prior year amounts may have been reclassified to conform to current year presentation.

Cash and Cash Equivalents. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, that may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

INCOME TAXES

The Company recognizes deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized.

The Company's deferred tax liabilities and assets are comprised of the following components at June 30, 1996 and 1995.

                                             1996           1995
                                             ----------     ----------
     Deferred tax liabilities
          Depreciation and depletion         $(577,000)     $(377,000)

     Deferred tax assets
          Net operating loss carryforwards   5,279,000      5,716,000
          Statutory depletion carryforward   1,237,000      1,186,000

     Valuation allowance                     (5,939,000)    (6,525,000)
                                             ------------   ------------
     Net deferred tax asset                  $0             $0
                                             ============   ============

At March 31, 1996, the Company had available approximately $15,083,000 of net operating loss carryforwards which expire in varying amounts in the years 1997 through 2011. The Company also has available a depletion carryover of approximately $3,534,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. During the quarter just ended, current assets decreased 15% from $717,000 at year ended March 31, 1996 (March 31) to $612,000 at June 30, 1996
(June 30) and current liabilities decreased 22% from $825,000 at March 31 to $642,000 at June 30. Consequently, the Company's current ratio increased from .87:1 at March 31 to .95:1 at June 30. For Bank covenant purposes, at March 31 the current ratio was 1.03:1 and increased to 1.25:1 at June 30.

The decrease in current assets was due primarily to a decrease in the Company's trading account used for hedging activities, which is classified on the balance sheet as an "other receivable." This decrease was a result of net hedging losses, which were offset by the receipt of higher prices for physical crude oil sales.

The decrease in current liabilities consisted primarily of the following:
(1) payments made to the Company's bank to pay down the hedging line of credit; (2) payments of invoices related to the plugging of a Company-operated well in North Dakota; (3) payments of invoices related to the unsuccessful recompletion project on a Company-operated well in Montana; and
(4) payments of invoices related to well repairs incurred during the normal course of business.

Debt. During the fiscal quarter ended June 30, 1996, long-term debt decreased through the normal course of required monthly payments. There were no changes to the terms of the Company's debt facilities. Reference should be made to the Company's Form 10-KSB as of March 31, 1996 for disclosure regarding the Company's debt.

Hedging. At June 30, 1996, the Company had 51 open futures and/or options contracts to hedge future deliveries with maturities ranging from August 1996 through February 1997 at prices ranging from $17.35 to $21.00 per barrel. It should be noted that 51 contracts does not necessarily indicate that the Company has hedged 51,000 barrels of production in that some futures contracts and option contracts may offset each other in volume.

Liquidity Outlook. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and
(c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 1997. Even if oil prices decline significantly from current levels, assuming the Company is able to hedge future production, especially through March 1997, management believes the cash generated from operations and hedging activities will still enable the Company to meet its existing obligations as they become due in fiscal year 1997.

STRATEGY IMPLEMENTATION

The Company previously disclosed its intent to participate with unrelated third parties for a minority interest (10%) in the development of a small 3-D seismic prospect in southwest Texas. In mid-July 1996, subsequent to the end of the quarter covered by this report, seismic data was collected and is currently being processed. The Company's initial commitment is expected to be $42,000. Management believes the project provides exposure to "high tech" exploration techniques and, if successful, is capable of increasing reserves and cash flow with reasonable risk.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1997

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

Overview. Operations in the quarter ended June 30, 1996 (1996) resulted in net income of $74,000 compared to a net loss of $33,000 in the same quarter in 1995 (1995).

Revenues. Oil and gas sales revenue decreased $26,000 (3%) in 1996 from 1995. Of this amount, decreased oil production accounted for a negative variance of -$62,000 (-235%) while $37,000 (140%) was attributable to oil price increases. Gas volume decreases accounted for a negative variance of
- -$10,000 (-37%) and the remaining variance of $9,000 (32%) was attributable to gas price increases.

Volumes and Prices. Total liquid production decreased 9%, from 39,100 barrels in 1995 to 35,400 barrels in 1996 and the price per barrel increased 6%, from $17.03 in 1995 to $18.08 in 1996. Total gas production decreased 11%, from 56,600 MCF's in 1995 to 50,100 MCF's in 1996, while the price per
MCF increased 11%, from $1.53 in 1995 to $1.70 in 1996.   The decrease in
both liquid and gas production was primarily due to normal production declines.

Expenses. Oil and gas production expense decreased $101,000 (21%) in 1996 from 1995 due to fewer workovers and lower maintenance primarily on
properties acquired at the end of fiscal 1995.   As a result of the decreased
production expense, the overall lifting cost per equivalent barrel decreased from $11.23 in 1995 to $10.40 in 1996.

Depreciation, depletion and amortization expense decreased $42,000 (24%) in 1996 from 1995 due to decreases in Basic's production volumes in the quarter just ended combined with an increase in the Company's reserves at the end of fiscal 1996. As a result, the depletion rate decreased from $3.51 per equivalent barrel in 1995 to $2.93 per equivalent barrel in 1996.

Net general and administrative expense increased $8,000 (24%), from $34,000 in 1995 to $42,000 in 1996. While gross general and administrative expense did not change significantly in 1996 from 1995, fewer expenses were charged out to operated wells and to the full cost pool in 1996, causing net general and administrative expense to increase. Consequently, as a result of this overall increase, and in conjunction with decreased production volumes, net general and administrative expense per equivalent barrel increased from $.70 in 1995 to $.96 in 1996.


         LIQUIDS AND NATURAL GAS PRODUCTION SALES PRICE AND PRODUCTION COST

The following table shows selected financial information for the quarter ended June 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                                             1996           1995
                                             ----------     ----------
     Sales volume
          Oil (barrels)                      35,400         39,100
          Gas (mcf)                          50,100         56,600

     Revenue
          Oil                                $640,000       $665,000
          Gas                                85,000         86,000
                                             ----------     ----------
          Total                              725,000        751,000
     Total production expense(1)             455,000        545,000
                                             ----------     ----------
     Gross profit                            $270,000       $206,000
                                             ==========     ==========

     Depletion expense                       $128,000       $170,000

     Depletion expense per BOE(3)            $2.93          $3.51

     Average production expense(2)(3)        $10.40         $11.23

     Average sales price(3)
          Oil (per barrel)                   $18.08         $17.03
          Gas (per mcf)                      $1.70          $1.53

- ----------------------------
(1)  Operating costs, including production tax
(2) Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded figures



                             (Intentionally left blank)

                                      PART II.
                                  OTHER INFORMATION
                          (Cumulative from March 31, 1996)

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

During the period ending June 30, 1996, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.



/s/Ray Singleton                             /s/Karen E. Riner
- ------------------                           -------------------
Ray Singleton, President                     Karen E. Riner, Controller
                                             (formerly Karen E. Morris)
                                             Principal Accounting Officer

Date:  August 7, 1996