Form 10QSB
period 1996-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1996-11-12
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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
Yes [X]     No

Shares of common stock outstanding on November 12, 1996:  16,580,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
                                        INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                   3

               Consolidated Balance Sheets - September 30, 1996
               and March 31, 1996                                     3

               Consolidated Statements of Operations - Quarter Ended and Six Months Ended September 30, 1996 and
               September 30, 1995                                     5

               Consolidated Statements of Cash Flows - Six Months Ended
               September 30, 1996 and September 30, 1995              6

               Notes to Financial Statements                          7

     Item 2.   Management's Discussion and Analysis                   8

               Results of Operations                                  9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13

     Item 2.   Changes in Securities                                  13

     Item 3.   Defaults Upon Senior Securities                        13

     Item 4.   Submission of Matters to a Vote of Security Holders    13

     Item 5.   Other Information                                      13

     Item 6.   Exhibits and Reports on Form 8-K                       13

     Signatures                                                       13

                                       PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                   September 30        March 31
                                   1996                1996
                                   (Unaudited)         (Audited)
                                   ------------        ---------
Assets
Current assets
Cash and cash equivalents          $116,000            $92,000
Accounts receivable:
Oil and gas sales                  281,000             322,000
Joint interest and other, net      186,000             155,000
Other current assets               145,000             148,000
                                   -----------         ----------
Total current assets               728,000             717,000

Property and equipment
Oil and gas property
(full cost method)                 31,994,000          31,844,000
Support equipment                  421,000             432,000
                                   -----------         -----------
                                   32,415,000          32,276,000
Accumulated depletion - FCP
(includes cumulative ceiling limitation
charges of $14,091,000)            (29,561,000)        (29,295,000)
Accumulated depreciation           (353,000)           (356,000)
                                   ------------        ------------
Net property and equipment         2,501,000           2,625,000
Other noncurrent assets            78,000              77,000
                                   ------------        ------------
Total Assets                       $3,307,000          $3,419,000
                                   ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                   September 30        March 31
                                   1996                1996
                                   (Unaudited)         (Audited)
                                   -------------       -----------
Liabilities
Current liabilities
Accounts payable and accrued
     liabilities                   $565,000            $699,000
Current portion of long-term debt  96,000              126,000
                                   -----------         ----------
Total current liabilities          661,000             825,000

Long-term debt, less current
     portion                       584,000             692,000
                                   -----------         ----------
Total liabilities                  1,245,000           1,517,000

Shareholders' Equity
Preferred stock, $.001 par value
Authorized - 3,000,000 shares
Issued - 0 shares                  -----               -----
Common stock, $.001 par value
32,000,000 shares authorized;
16,580,487 shares outstanding at
March 31 and September 30          17,000              17,000
Additional paid-in capital         22,692,000          22,692,000
Accumulated deficit                (20,632,000)        (20,792,000)
Less: treasury stock (299,265
shares at March 31 and
September 30); at cost             (15,000)            (15,000)
                                   ------------        ------------
Total shareholders' equity         2,062,000           1,902,000
                                   ------------        ------------
Total Liab. & Shareholders' Equity $3,307,000          $3,419,000
                                   ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                    Six Months Ended              Quarter Ended
                    September 30                  September 30
                    1996           1995           1996           1995
                    -----------    ---------      --------       --------
Revenue:
Oil and gas sales   $1,480,000     $1,397,000     $755,000       $646,000
Well service rev.   17,000         3,000          6,000          2,000
                    ----------     ----------     --------       --------
Total revenue       1,497,000      1,400,000      761,000        648,000
                    ----------     ----------     --------       --------
Expenses:
Oil &gas production 789,000        881,000        404,000        395,000
Production tax      140,000        114,000        70,000         55,000
Well service exp.   17,000         3,000          5,000          2,000
Depreciation, depletion
and amortization    273,000        342,000        141,000        168,000
General & admin.    83,000         68,000         41,000         34,000
                    ---------      ---------      ---------      ---------
Total expenses      1,302,000      1,408,000      661,000        654,000
                    ---------      ---------      ---------      ---------
Income (loss) from
operations          195,000        (8,000)        100,000        (6,000)
                    ---------      ---------      ---------      ---------
Other income (expense):
Interest/other inc. 10,000         2,000          7,000          -----
Interest expense    (45,000)       (57,000)       (21,000)       (24,000)
                    ---------      ---------      ---------      ---------
Total other income
(expense)           (35,000)       (55,000)       (14,000)       (24,000)
                    ---------      ---------      ---------      ---------
Income (loss) before
income taxes        160,000        (63,000)       86,000         (30,000)
Income taxes        -----          -----          -----          -----
                    ---------      ---------      ---------      ---------
Net income (loss)   $160,000       $(63,000)      $86,000        $(30,000)
                    =========      =========      =========      =========
Weighted average number of
shares outstanding  16,580,487     16,377,247     16,580,487     16,446,721
                    ==========     ==========     ==========     ==========
Net income (loss)
per share           $.010          $(.004)        $.005          $(.002)
                    ==========     ==========     ==========     ==========

                               See accompanying notes.
                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                             Six Months Ended
                                             September 30
                                             1996           1995
                                             ----------     ----------
Cash flows from operating activities:
Net income (loss)                            $160,000       $(63,000)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization     273,000        342,000
Change in current assets and current
liabilities:
Accounts receivable, net                     8,000          238,000
Accounts payable and accrued liabilities     (137,000)      22,000
Other current assets                         2,000          (21,000)
Other noncurrent assets                      2,000          (15,000)
Other adjustments                            7,000          6,000
                                             ---------      ---------
Net cash provided by operating activities    315,000        509,000
                                             ---------      ---------
Cash flows from investing activities:
Capital expenditures:
Oil and gas property                         (150,000)      (120,000)
Support equipment                            (4,000)        (5,000)
Proceeds from sale of property & equipment   1,000          -----
                                             ---------      ---------
Net cash used in investing activities        (153,000)      (125,000)
                                             ---------      ---------
Cash flows from financing activities:
Long-term debt payments                      (180,000)      (315,000)
Proceeds from borrowing                      42,000         -----
Purchase of treasury stock                   -----          -----
                                             ---------      ---------
Net cash used in financing activities        (138,000)      (315,000)
                                             ---------      ---------
Cash:
Net increase                                 24,000         69,000
Balance at beginning of period               92,000         83,000
                                             ---------      ---------
Balance at end of period                     $116,000       $152,000
                                             =========      =========
Supplemental disclosure of cash flow
information:
Cash paid for interest                       $45,000        $57,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                 September 30, 1996

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's March 31, 1996 Form 10-KSB.

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

INCOME TAXES

The Company recognizes deferred income tax assets and liabilities based upon enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized.

The Company's deferred tax liabilities and assets are comprised of the following components at September 30, 1996 and 1995:

                                        1996           1995
                                        --------       --------
Deferred tax liabilities
     Depreciation and depletion         $(427,000)     $(494,000)

Deferred tax assets
     Net operating loss carryforwards   5,279,000      5,706,000
     Statutory depletion carryforward   1,237,000      1,186,000

Valuation allowance                     (6,089,000)    (6,398,000)
                                        -----------    -----------
Net deferred tax asset                  $0             $0
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

Item 2.  Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY During the six months just ended, current assets increased 2% from $717,000 at year ended March 31, 1996 (March 31) to $728,000 at September 30, 1996 (September 30) and current liabilities decreased 20% from $825,000 at March 31 to $661,000 at September 30. Consequently, the Company's current ratio increased from .87:1 at March 31 to 1.10:1 at September 30. For Bank covenant purposes, at March 31 the current ratio was 1.03:1 and increased to 1.29:1 at September 30.

DEBT During the six months ended September 30, 1996, long-term debt decreased through the normal course of required monthly payments. There were no changes to the terms of the Company's debt facilities. Reference should be made to the Company's Form 10-KSB as of March 31, 1996 for disclosure regarding the Company's debt.

HEDGING At September 30, 1996, the Company had 50 open futures and/or options contracts to hedge future deliveries with maturities ranging from November 1996 through June 1997 at prices ranging from $17.35 to $25.00 per barrel. It should be noted that 50 contracts does not necessarily indicate that the Company has hedged 50,000 barrels of production in that some futures contracts and option contracts may offset each other in volume.

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

STRATEGY IMPLEMENTATION
The Company previously disclosed it participated with unrelated third parties for a minority interest (10%) in the development of a small 3-D seismic prospect in southwest Texas. Subsequent to the end of the quarter covered by this report, seismic interpretation indicated a structure, but one too small to justify drilling. The Company invested $40,000 in this effort. Management believes these types of projects provide exposure to "high tech" exploration techniques and, if successful, are capable of increasing reserves and cash flow with reasonable risk. Management, therefore, does not rule out similar efforts in the future.

The Company bid on three acquisition packages in the last quarter. In each case, the Company was out bid. However, if Basic had been successful, these efforts would have required funding in the amount of $1.4 million.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

OVERVIEW
Operations in the six months ended September 30, 1996 (1996) resulted in net income of $160,000 compared to a net loss of $63,000 for the same period in 1995
(1995).

REVENUES
Oil and gas sales revenue increased $83,000 (6%) in 1996 from 1995. Of this amount, $107,000 (-129%) was attributable to a decrease in oil production while oil price increases accounted for a positive variance of $177,000 (214%). Gas volume decreases accounted for a slight negative variance (-1%) and gas price increases accounted for a positive variance of $13,000 (16%).

VOLUMES AND PRICES
Total liquid production decreased 9% from 75,800 barrels in 1995 to 69,200 barrels in 1996 while the price per barrel increased 16% from $16.23 in 1995 to $18.79 in 1996. Total gas production decreased slightly (less than 1%) from 110,600 MCFs in 1995 to 110,400 MCFs in 1996 while the price per MCF increased
8% from $1.51 in 1995 to $1.63 in 1996.    The decrease in both liquid and gas
production was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, decreased $66,000 (7%) in 1996 from 1995 due to fewer workovers and lower maintenance primarily on properties acquired at the end of fiscal 1995. In spite of the decreased production expense, the overall lifting cost per equivalent barrel increased slightly (1%) from $10.56 in 1995 to $10.61 in 1996 as a result of the decrease in production volume.

Depreciation, depletion and amortization expense decreased $69,000 (20%) in 1996 from 1995 due to decreases in Basic's production volumes in the six months just ended combined with an increase in the Company's reserves at the end of fiscal 1996. As a result, the average depletion expense per equivalent barrel decreased 15% from $3.56 in 1995 to $3.03 in 1996.

Net general and administrative expense increased $15,000 (22%) in 1996 from 1995. This increase was primarily the result of a three-month vacancy in Basic's land department from approximately August 1995 through October 1995. Consequently, salaries and related expenses were lower during that time period. In addition, fewer expenses were charged out to the full cost pool in 1996, causing net general and administrative expense to increase. Partially offsetting this increase in salaries in 1996 was a decrease in consulting fees. As a result of the overall increase, and in conjunction with decreased production volumes in 1996 compared to 1995, net general and administrative expense per equivalent barrel increased from $.72 in 1995 to $.95 in 1996.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

OVERVIEW
Operations in the quarter ended September 30, 1996 (1996) resulted in net income of $86,000 compared to a net loss of $30,000 in the quarter ended September 30, 1995 (1995).

REVENUES
Oil and gas sales revenue increased $109,000 (17%) in 1996 from 1995. Of this amount, approximately $38,000 (-33%) was attributable to a decrease in oil production while oil price increases accounted for a positive variance of $134,000 (120%). Gas volume increases accounted for a positive variance of $8,000 (8%) and an increase in gas prices accounted for a positive $5,000 (5%) of the total variance.

VOLUMES AND PRICES
Total liquid production decreased 7% from 36,200 barrels in 1995 to 33,800 barrels in 1996 while the price per barrel increased 26% from $15.62 in 1995 to $19.61 in 1996. Total gas production increased 11% from 54,000 MCFs in 1995 to 60,000 MCFs in 1996 and the price per MCF increased 6% from $1.48 in 1995 to $1.57 in 1996. The increase in gas production was primarily due to the receipt in September 1996 of gas revenue from a well in Montana. This revenue had been in suspense since December 1995 pending the receipt of signed division orders.

EXPENSES
Oil and gas production expense, including production tax, increased $24,000 (5%) in 1996 from 1995. The majority of this increase occurred in production taxes, which increased $15,000 (27%) in 1996 due to the increase in oil and gas sales revenue. The overall lifting cost per equivalent barrel increased 9% from $9.96 in 1995 to $10.82 in 1996.

Depreciation, depletion and amortization expense decreased $27,000 (16%) in 1996 from 1995 due to the decrease in Basic's oil production volume in 1996 combined with an increase in the Company's reserves at the end of fiscal 1996. As a result, the average depletion expense per equivalent barrel decreased 14% from $3.65 in 1995 to $3.13 in 1996.

Net general and administrative expense increased $7,000 (21%) in 1996 compared
to 1995.   This increase was primarily the result of a three-month vacancy in
Basic's land department from approximately August 1995 through October 1995. Consequently, salaries and related employee expenses were lower during that time period. Partially offsetting the increase in salaries in 1996 was a decrease in consulting fees. As a result of the overall increase, and in conjunction with decreased oil production volumes in 1996 compared to 1995, net general and administrative expense per equivalent barrel increased from $.75 in 1995 to $.94 in 1996.

        LIQUIDS AND NATURAL GAS PRODUCTION, SALES PRICE AND PRODUCTION COSTS

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                         Six Months Ended              Quarter Ended
                         September 30                  September 30
                         1996           1995           1996      1995
                         ---------      --------       --------- ---------
Sales volume
     Oil (barrels)       69,200         75,800         33,800    36,200
     Gas (mcf)           110,400        110,600        60,000    54,000

Revenue
     Oil                 $1,301,000     $1,230,000     $662,000  $566,000
     Gas                 179,000        167,000        93,000    80,000
                         ----------     ----------     --------  --------
                         1,480,000      1,397,000      755,000   646,000
Total production exp.(1) 929,000        995,000        474,000   450,000
                         ----------     ----------     --------  --------
Gross profit             $551,000       $402,000       $281,000  $196,000
                         ==========     ==========     ========  ========

Depletion expense        $265,000       $335,000       $137,000  $165,000

Depl. exp. per BOE(3)    $3.03          $3.56          $3.13     $3.65

Avg. prod. exp.(2)(3)    $10.61         $10.56         $10.82    $9.96

Average sales price(3)
     Oil (per barrel)    $18.79         $16.23         $19.61    $15.62
     Gas (per mcf)       1.63           1.51           1.57      1.48

----------------------------
(1)  Operating expenses, including production tax
(2 Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded figures

                                      PART II.
                                  OTHER INFORMATION
                          (Cumulative from March 31, 1996)

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.


BASIC EARTH SCIENCE SYSTEMS, INC.



Ray Singleton, President           Karen E. Riner, Controller
/s/ Ray Singleton                  /s/ Karen E. Riner
                                   (formerly Karen E. Morris)
                                   Principal Accounting Officer

Date:  November 12, 1996