Form 10QSB
period 1996-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1997-02-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]


Shares of common stock outstanding on February 14, 1997: 16,580,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
                                        INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                        3

          Consolidated Balance Sheets - December 31, 1996
          and March 31, 1996                                          3

          Consolidated Statements of Operations - Quarter Ended
          and Nine Months Ended December 31, 1996 and
          December 31, 1995                                           5

          Consolidated Statements of Cash Flows - Nine Months Ended
          December 31, 1996 and December 31, 1995                     6

          Notes to Financial Statements                               7

Item 2.   Management's Discussion and Analysis                        8

          Results of Operations                                       11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities                                       14

Item 3.   Defaults Upon Senior Securities                             14

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 5.   Other Information                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14

Signatures                                                            14

                                       PART I.
                                FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                   December 31         March 31
                                   1996                1996
                                   (Unaudited)         (Audited)
                                   ------------        ------------
Assets:
Current assets:
Cash & cash equivalents            $102,000            $92,000
Accounts receivable:
Oil and gas sales                  345,000             322,000
Joint interest and other, net      190,000             155,000
Other current assets               158,000             148,000
                                   ------------        ------------
Total current assets               795,000             717,000
                                   ------------        ------------
Property and equipment:
Oil and gas property (full cost
     method)                       32,158,000          31,844,000
Support equipment                  422,000             432,000
                                   ------------        ------------
                                   32,580,000          32,276,000
Accumulated depletion - FCP
(includes cumulative ceiling
limitation charges of
$14,091,000)                       (29,714,000)        (29,295,000)
Accumulated depreciation           (359,000)           (356,000)
                                   ------------        ------------
Net property & equipment           2,507,000           2,625,000
Other noncurrent assets            76,000              77,000
                                   ------------        ------------
Total assets                       $3,378,000          $3,419,000
                                   ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                   December 31         March 31
                                   1996                1996
                                   (Unaudited)         (Audited)
                                   ------------        ------------
Liabilities:
Current liabilities:
Accounts payable and
     accrued liabilities           $709,000            $699,000
Current portion of long-term debt  81,000              126,000
                                   ------------        ------------
Total current liabilities          790,000             825,000

Long-term debt, less current
     portion                       599,000             692,000
                                   ------------        ------------
Total liabilities                  1,389,000           1,517,000
                                   ------------        ------------
Shareholders' Equity:
Preferred stock, $.001 par value;
Authorized - 3,000,000 shares;
Issued - 0 shares                  --                  --
Common stock, $.001 par value;
32,000,000 shares authorized;
16,580,487 shares outstanding at
December 31 and at March 31        17,000              17,000
Additional paid-in capital         22,692,000          22,692,000
Accumulated deficit                (20,705,000)        (20,792,000)
Less: treasury stock (299,265
shares at December 31 and at
March 31); at cost                 (15,000)            (15,000)
                                   ------------        ------------
Total shareholders' equity         1,989,000           1,902,000
                                   ------------        ------------
Total liab. & shareholders' equity $3,378,000          $3,419,000
                                   ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                    Nine Months Ended             Quarter Ended
                    December 31                   December 31
                    1996           1995           1996           1995
                    ----------     ----------     ----------     ----------
Revenue:
Oil and gas sales   $2,288,000     $2,107,000     $808,000       $710,000
Well service rev.   26,000         5,000          9,000          2,000
                    ----------     ----------     ----------     ----------
Total revenue       2,314,000      2,112,000      817,000        712,000
                    ----------     ----------     ----------     ----------
Expenses:
Oil & gas prod.     1,378,000      1,292,000      589,000        411,000
Production tax      210,000        168,000        70,000         54,000
Well service exp.   26,000         5,000          9,000          2,000
Depreciation,
depletion and
amortization        429,000        493,000        156,000        151,000
General & admin.    130,000        108,000        47,000         40,000
                    ----------     ----------     ----------     ----------
Total expenses      2,173,000      2,066,000      871,000        658,000
                    ----------     ----------     ----------     ----------
Income (loss) from
operations          141,000        46,000         (54,000)       54,000
                    ----------     ----------     ----------     ----------
Other inc. (exp.):
Interest/other inc. 13,000         4,000          3,000          2,000
Interest expense    (67,000)       (80,000)       (22,000)       (23,000)
                    ----------     ----------     ----------     ----------
Total other income
(expense)           (54,000)       (76,000)       (19,000)       (21,000)
                    ----------     ----------     ----------     ----------
Net income (loss)
before inc. taxes   87,000         (30,000)       (73,000)       33,000
Income taxes        --             --             --             --
                    ----------     ----------     ----------     ----------
Net income (loss)   $87,000        $(30,000)      $(73,000)      $33,000
                    ==========     ==========     ==========     ==========
Weighted average
number of shares
outstanding         16,580,487     16,445,242     16,580,487     16,580,487
                    ==========     ==========     ==========     ==========
Net income (loss)
per share           $.005          $(.002)        $(.004)        $.002
                    ==========     ==========     ==========     ==========

                               See accompanying notes.
                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                  Nine Months Ended
                                                  December 31
                                             1996                1995
                                             ----------          ----------
Cash flows from operating activities:
Net income (loss)                            $87,000             $(30,000)
Adjustments to reconcile net inc. (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization     429,000             493,000
Change in current assets and current
     liabilities:
Accounts receivable, net                     (59,000)            208,000
Accounts payable and accrued liabilities     8,000               (16,000)
Other current assets                         (12,000)            (76,000)
Other noncurrent assets                      3,000               (22,000)
Other adjustments                            11,000              8,000
                                             ----------          ----------
Net cash provided by operating activities    467,000             565,000
                                             ----------          ----------
Cash flows from investing activities:
Capital expenditures:
Oil and gas property                         (315,000)           (336,000)
Support equipment                            (5,000)             (5,000)
Proceeds from sale of property & equipment   1,000               --
                                             ----------          ----------
Net cash used in investing activities        (319,000)           (341,000)
                                             ----------          ----------
Cash flows from financing activities:
Proceeds from borrowing                      132,000             220,000
Long-term debt payments                      (270,000)           (474,000)
Purchase of treasury stock                   --                  --
                                             ----------          ----------
Net cash used in financing activities        (138,000)           (254,000)
                                             ----------          ----------
Cash:
Net increase (decrease)                      10,000              (30,000)
Balance at beginning of period               92,000              83,000
                                             ----------          ----------
Balance at end of period                     $102,000            $53,000
                                             ==========          ==========
Supplemental disclosure of cash flow
information:
Cash paid for interest                       $67,000             $80,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                  December 31, 1996

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's March 31, 1996 Form 10-QSB.

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

The Company's deferred tax liabilities and assets are comprised of the following components at December 31, 1996 and 1995:

                                        1996                1995
                                        ------------        ------------
Deferred tax liabilities:
     Depreciation and depletion         $(372,000)          $(546,000)

Deferred tax assets:
     Net operating loss carryforward    5,279,000           5,705,000
     Statutory depletion carryforward   1,237,000           1,155,000

Valuation allowance                     (6,144,000)         (6,314,000)
                                        ------------        ------------
Net deferred tax asset                  $0                  $0
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

Item 2.   Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY During the past three quarters, current assets increased 11% from $717,000 at year ended March 31, 1996 (March 31) to $795,000 at December 31, 1996 (December 31) and current liabilities decreased 4% from $825,000 at March 31 to $790,000 at December 31. Consequently, the Company's current ratio increased from .87:1 at March 31 to 1.01:1 at December 31. For Bank covenant purposes, at March 31 the current ratio was 1.03:1 and increased to 1.12:1 at December 31.

HEDGING At December 31, 1996, the Company had 22 open futures and/or options contracts to hedge future deliveries with maturities ranging from February 1997 through June 1997 at prices ranging from $19.50 to $25.00 per barrel. It should be noted that 22 contracts does not necessarily imply that the Company has hedged 22,000 barrels of production because some futures contracts may offset each other in volume.

DEBT On December 13, 1996, the Company and its Bank modified its previous loan agreement to extend the maturity date of the Company's Declining Balance Revolving Line of Credit (DBRLOC) from May 31, 1998 to April 1, 2000. In addition, on December 13, 1996, the Company's borrowing base was set at $1,200,000 and declines on the first day of each month by $30,000 commencing January 1, 1997. On the maturity date of April 1, 2000, the Borrowing Base amount shall be zero.

In addition to the above modifications, on December 13, 1996, the Company and its Bank modified the terms of the Company's second Revolving Line of Credit
(RLOC) to extend the maturity date of the RLOC from October 31, 1996 to October 31, 1997. In addition, the Company is required to pay a loan commitment fee of $1,000 upon the execution of the December 13, 1996 amended loan documents.

All other terms and conditions of the DBRLOC and RLOC remain unchanged and in effect at December 31, 1996.

LIQUIDITY OUTLOOK   The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Despite the Company's increased monthly debt repayment and interest requirements, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in the remainder of fiscal year 1997.

STRATEGY IMPLEMENTATION
During the quarter just ended, the Company participated with unrelated third parties for a minority interest (10%) in the drilling of a 12,800 foot, directional, exploratory Red River test in McKenzie County, North Dakota. This 3-D seismic prospect was developed by a third party on leases partially held by Basic. Rather than sell its interest, the Company elected to participate in the drilling of the test. While the Company did not incur any seismic, leasehold or development costs, the Company became responsible for ten percent of the actual costs to drill the well, estimated to be $760,000 (or $76,000 to Basic's interest).

Subsequent to the end of the quarter covered by this report, the well reached its objective depth, had incurred an estimated $1,000,000 in costs and was determined to be non-productive at the target location at the bottom of the well (bottom hole location). Several parties in the test proposed to directionally drill the well an additional 350 feet north to an alternate bottom hole location and estimated the additional costs to be $350,000.

Rather than incur additional costs in this proposed salvage operation, the Company negotiated to cap its costs at $100,000 and sold its working interest, while retaining a four percent overriding royalty interest. The well was then drilled to the alternate bottom hole location by the parties remaining in the well with no additional liability incurred by Basic. Upon reaching the alternate bottom hole location, the well was determined to be non-productive and was plugged and abandoned.

Management believes these types of projects provide exposure to "high tech" exploration techniques and, if successful, are capable of increasing reserves and cash flow with reasonable risk. Therefore, management does not rule out similar efforts in the future.

In addition to the above, during the quarter just ended, the Company attempted to reestablish production from a well in Sheridan County, Montana. This well was no longer economic in the Winnepagosis formation and attempts were made to reestablish production from the Interlake, Duperow and Mission Canyon formations. The attempts in the Interlake and Duperow did prove to be unsuccessful. The Mission Canyon recompletion does not appear to be a success. However, efforts to verify this have been hampered by harsh weather conditions which have required the well to be shut-in until spring. If the Mission Canyon is not productive, the well will be plugged. The Company expended approximately $67,000 on these efforts.

With respect to oil and gas production expense, the Company was adversely affected by non-routine repairs to two wells in Richland County, Montana and one well in Billings County, North Dakota. During routine maintenance it was discovered that these wells had subsurface equipment stuck in the their respective wellbores. Although some equipment could not be removed and was abandoned in the wells, repairs were moderately successful in that all three wells were returned to production. The Company expended approximately $84,000 on these efforts. The Company previously disclosed that it was adversely affected by the magnitude of unanticipated routine repair costs associated with equipment on recently-acquired Williston basin properties. The two aforementioned Montana wells were part of that acquisition. However, the Company considers those repairs and the repairs to the well in North Dakota to be non-routine and does not expect their reoccurrence.

In addition to these three workovers, several other wells experienced routine subsurface equipment repairs in the quarter just ended. The Company expended approximately $96,000 on these efforts.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

OVERVIEW
Operations in the nine months ended December 31, 1996 (1996) resulted in net income of $87,000 compared to a net loss of ($30,000) in the nine months ended December 31, 1995 (1995).

REVENUES
Oil and gas sales revenue increased $181,000 (9%) in 1996 from 1995. Of this amount, oil price increases accounted for a positive variance of $336,000 (186%) while decreases in oil production accounted for a negative variance of $188,000 (-104%). Gas volume increases accounted for a positive variance of $4,000 (2%) and gas price increases accounted for a $29,000 positive variance (16%).

VOLUMES AND PRICES
Total liquid production decreased 10%, from 114,500 barrels in 1995 to 102,900 barrels in 1996, while the average price per barrel increased 20% from $16.21 in 1995 to $19.48 in 1996. Total gas production increased 2% from 160,700 MCF in 1995 to 163,300 MCF in 1996, and the price per MCF increased 12% from $1.56 in 1995 to $1.74 in 1996. The decrease in liquid production was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, increased $128,000 (9%) in 1996 from 1995. The majority of this increase occurred in lease operating expenses and workovers, which increased $86,000 (7%) in 1996. Consequently, the overall lifting cost per equivalent barrel increased 18%, from $10.33 in 1995 to $12.20 in 1996.

Total depreciation, depletion and amortization expense decreased $64,000 (13%) in 1996 from 1995 due to the decrease in oil production volume in the nine months just ended combined with an increase in the Company's reserves at the end of fiscal 1996. As a result, the average depletion expense per equivalent barrel decreased 6% from $3.41 in 1995 to $3.21 in 1996.

Net general and administrative expense increased $22,000 (20%) in 1996 from 1995. This increase is attributable to higher compensation and office expenses which were partially offset by lower professional and other expenses. In addition, fewer expenses were charged out to the full cost pool and administrative overhead in 1996, adding to the increase in net general and administrative expense. As a result of the overall increase, and in conjunction with decreased production volumes in 1996 compared to 1995, net general and administrative expense per equivalent barrel increased from $.76 in 1995 to $1.00 in 1996.

QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

OVERVIEW
Operations in the quarter ended December 31, 1996 (1996) resulted in a net loss of ($73,000) compared to net income of $33,000 in the quarter ended December 31, 1995 (1995).

REVENUES
Oil and gas sales revenue increased $98,000 (14%) in 1996 from 1995. Of this amount, oil production decreases accounted for a negative variance of $81,000 (- 83%) while oil price increases accounted for a positive variance of $158,000 (161%). Gas volume increases accounted for a variance of $5,000 (5%) while the increase in gas prices accounted for a positive $16,000 (17%) of the total variance.

VOLUMES AND PRICES
Total liquid production decreased 13%, from 38,700 barrels in 1995 to 33,700 barrels in 1996, while the average price per barrel increased 29%, from $16.18 in 1995 to $20.88 in 1996. Total gas production increased 6%, from 50,100 MCF in 1995 to 52,900 MCF in 1996, and the price per MCF increased 19%, from $1.67 in 1995 to $1.98 in 1996. The decrease in liquid production was primarily due to normal production decline. The increase in gas production is due primarily to revenue that had been held in suspense since December 1995 pending final division orders.

EXPENSES
Oil and gas production expense, including production tax, increased $194,000 (42%) in 1996 from 1995 primarily as a result of an increase in the number of workovers in 1996. Consequently, the overall lifting cost per equivalent barrel increased 57%, from $9.88 in 1995 to $15.50 in 1996.

Total depreciation, depletion and amortization expense increased $5,000 (3%) in 1996 from 1995. The average depletion expense per equivalent barrel increased 15% from $3.12 in 1995 to $3.60 in 1996.

Net general and administrative expense increased $7,000 (18%) in 1996 compared to 1995. This increase is attributable to higher compensation and office expenses which were partially offset by lower professional and other expenses. In addition, fewer expenses were charged out to the full cost pool and administrative overhead in 1996, adding to the increase in net general and administrative expense. As a result of the overall increase, and in conjunction with decreased production volumes in 1996 compared to 1995, net general and administrative expense per equivalent barrel increased from $.85 in 1995 to $1.11 in 1996.

        LIQUIDS AND NATURAL GAS PRODUCTION, SALES PRICES AND PRODUCTION COSTS

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                         Nine Months Ended             Quarter Ended
                         December 31                   December 31
                         1996           1995           1996      1995
                         ----------     ----------     --------  --------
Production
     Oil (barrels)       102,900        114,500        33,700    38,700
     Gas (mcf)           163,300        160,700        52,900    50,100

Revenue
     Oil                 $2,004,000     $1,856,000     $703,000  $626,000
     Gas                 284,000        251,000        105,000   84,000
                         ----------     ----------     --------  --------
                         2,288,000      2,107,000      808,000   710,000
Total production exp.(1) 1,588,000      1,460,000      659,000   465,000
                         ----------     ----------     --------  --------
Gross profit             $700,000       $647,000       $149,000  $245,000
                         ==========     ==========     ========  ========

Depletion expense        $418,000       $482,000       $153,000  $147,000

Depl. exp. per BOE(3)    $3.21          $3.41          $3.60     $3.12

Average sales price(3)
     Oil (per barrel)    $19.48         $16.21         $20.88    $16.18
     Gas (per mcf)       1.74           1.56           1.98      1.67

Avg. prod. exp.(2)(3)    $12.20         $10.33         $15.50    $9.88

------------------
(1)  Operating expenses, including production tax
(2) Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded numbers

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

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
Ray Singleton, President

Date: February 14, 1997