Form 10KSB
period 1997-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1997-06-27
CIK 10254

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                      For the fiscal year ended March 31, 1997

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

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year:  $3,045,000

As of June 13, 1997, 16,580,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $810,000.

The proxy statement for the 1997 annual meeting is incorporated by reference into Part III.

                          Basic Earth Science Systems, Inc.

                                    Form 10-KSB
                                   March 31, 1997

                                  Table of Contents

                                                                           Page
                                                                           -----
Part I:
     Item 1.   Description  of Business                                    3

     Item 2.   Description of  Property                                    9

     Item 3.   Legal Proceedings                                           11

     Item 4.   Submission of Matters to a Vote of Security Holders         11

Part II:
     Item 5.   Market for Common Equity and Related Stockholder
               Matters                                                     12

     Item 6.   Management's Discussion and Analysis or
               Plan of Operation                                           13

     Item 7.   Financial Statements                                        18

     Item 8.   Changes In and Disagreements With Accountants
               On Accounting and Financial Disclosure                      38

Part III:
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance With
               Section 16(a) of the Exchange Act                           38

     Item 10.  Executive Compensation                                      38

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management                                              39

     Item 12.  Certain Relationships and Related
               Transactions                                                39

Part IV:
     Item 13.  Exhibits and Reports on Form 8-K                            40

PART I
                                       ITEM 1
                               DESCRIPTION OF BUSINESS

OVERVIEW

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

BUSINESS DEVELOPMENT

Since 1994, the Company's new management has undertaken a strategy which redirects the Company's existing capital into productive and economic oil and gas properties, focuses on increasing reserves through the acquisition and improvement of producing properties, and re-establishes banking relationships which may provide debt financing for these purposes. Despite the fact that many companies are moving away from an acquisition strategy, management believes that opportunities still exist to increase reserves through the acquisition and improvement of producing properties. In fact, given the Company's size, its shortage of external funding and its existing internal staff strengths, this may be one of the few strategies which the Company may be able to pursue successfully. The Company's acquisition strategy is based largely on the consolidation, merger, liquidation or exodus of large independent companies from the Rocky Mountain region.

In pursuing this plan, in its fiscal year ended March 31, 1995, the Company reported the successful establishment of a new banking relationship, the drilling and recompletion of four wells on its Antenna Federal Prospect, the sale of its office building and move of its corporate headquarters from the suburbs to downtown Denver, Colorado, the sale of deep exploration rights in south Texas and the acquisition of approximately sixty properties in the Williston basin.

Following these successes, in the fiscal year ended March 31, 1996 compared to the previous year, oil and gas sales revenue increased 97% from approximately $1.4 million to approximately $2.8 million and Cash Flows from Operating Activities increased 484% from $134,000 to $782,000. Production expense was higher than expected and net income was lower than expected due to the magnitude of unanticipated equipment repair costs associated with the Williston basin acquisition.

In the fiscal year ended March 31, 1997 compared to the previous year, oil and gas sales revenue increased 7% from approximately $2.8 million to approximately $3.0 million, while Cash Flows from Operating Activities decreased 30% from $782,000 to $544,000. This decrease in cash flow was primarily a result of reducing the Company's payables and accrued liabilities.

In the fiscal year just ended, the Company continued to be adversely affected by the magnitude of routine repair costs associated with equipment on recently-acquired Williston basin properties. However, the Company made great strides in replacing this suspect equipment and management believes this has had and will continue to have a positive impact in reducing routine repair costs.

While progress was made on routine repairs, the Company experienced non-routine casing failures due to salt collapse in three wells in Richland County, Montana and two wells in Billings County, North Dakota. While casing failures due to salt collapse are known to occur, the number of occurrences was unanticipated. These repairs significantly increased oil and gas production expense. Although some equipment could not be removed and was abandoned in the wells, repairs were moderately successful in that four of the five wells were returned to production. The fifth well was lost and will be abandoned. The Company's reserves were not adversely affected by these events. Furthermore, the Company considers all of these repairs to be non-routine and does not expect their reoccurrence.

As a result of these equipment malfunctions, the Company's cash position was adversely impacted, and its intentions to pursue the exploitation of unproved reserves from "behind pipe" prospects in marginal wellbores was postponed.

During the fiscal year just ended, the Company participated with unrelated third parties for a minority interest (10%) in two small 3-D seismic prospects. The first prospect was abandoned following seismic interpretation and the second resulted in the drilling of a dry hole.

The Company did not acquire any significant new properties in fiscal year 1997.

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

REPAIRS The Company previously disclosed that it was adversely affected by the magnitude of routine repair costs associated with equipment on recently acquired Williston basin properties and the replacement thereof. The Company expects to continue to replace suspect equipment, although in decreasing amounts, in the coming fiscal year.

DEVELOPMENT The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. Management expects to pursue these potential opportunities on a number of these properties in the upcoming fiscal year. However, there can be no assurances that funds will be available to pursue such opportunities or that such efforts will be successful.

ACQUISITIONS  The Company continues to pursue properties which are made
available for sale.    However, there can be no assurances that funds will be
available to pursue such opportunities or that offers the Company submits will be accepted.

DRILLING While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS During the fiscal year just ended, the Company was unable to sell several uneconomic properties at prices which management believed took into account the value of salvageable equipment. Management believes the current demand for this equipment to be particularly high, especially in the Williston basin. The Company has abandoned, and will continue to abandon, in accordance with state and federal regulations, those properties and salvage and/or sell useful equipment. This strategy has generated, and is expected to continue to generate, cash in excess of the cost of abandonment. The Company continues to hold a number of marginal, operated and non-operated properties in several states. Management intends to divest itself of a number of these properties in the current fiscal year.

SUBSEQUENT EVENTS In June 1997, the Company successfully recompleted the George Anderson #25-1 in North Dakota into the Gunton formation. The well had previously produced 7.5 barrels of oil per day (BOPD) and 112 barrels of water per day (BWPD) from the Red River formation and contributed little to the Company's cash flow or reserve base. Following the recompletion, the well established an initial production rate of 149 BOPD, 20 BWPD and 41 thousand cubic feet of gas per day (MCFGPD). Basic has a fifty-one percent (51%) revenue interest in the well. Management believes, if this initial production rate is an indication of the extent of the reservoir, this well will have a favorable impact on Basic's future reserves and cash flow.

SEGMENT INFORMATION AND MAJOR CUSTOMERS

INDUSTRY SEGMENT The Company is engaged only in the upstream segment of the oil and gas industry, which comprises exploration, production, operations and development. The Company has no gathering, transportation, refining or marketing functions.

MARKETS  The Company's oil and natural gas is sold to various purchasers in the
geographic area of its properties.   Basic is a small company and, as such, has
no impact on the market for its goods and little control over the price received. The market for, and the value of, oil and natural gas are dependent upon a number of factors including other sources of production, competitive fuels, and proximity and capacity of pipelines or other means of transportation, all of which are beyond the control of Basic.

The Company believes that substantially all domestic oil which is produced can be readily sold at prevailing market prices. The oil prices the Company receives are slightly lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 1997, Basic sold 70 percent of its oil and gas production to a total of three purchasers: 34 percent to Cenex, Inc., 18 percent to Murphy Oil USA, Inc. and 18 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic's gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end-users.

COMPETITION

The oil and gas industry is a highly competitive and speculative business. The Company encounters strong competition from major and independent oil companies in all phases of its operations, particularly in the acquisition of economically desirable producing properties and drilling prospects. Competition is intense with respect to the acquisition of large producing properties, or large packages of producing properties. These multiple well packages are particularly competitive if they include partially developed properties or properties with natural gas attributes. In this arena, the Company must compete with many companies having financial resources and technical staffs significantly larger than its own. However, management believes that the competition for smaller properties, especially distressed properties, is less intense. Because of the limited capital resources available to the Company, management has focused on these smaller and/or marginal properties in its acquisition efforts.

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

NATURAL GAS PRICING During fiscal 1992, the Federal Energy Regulatory Commission (FERC) issued FERC Order 636 (the Order) which is intended to ensure that pipelines provide transportation service that is equal in quality for all gas suppliers, whether the customer purchases gas from the pipeline or from a different supplier. While the Company views this Order as favorable to natural gas producers, it does not have a material impact on Basic in that the vast majority of the Company's production is crude oil rather than natural gas.

ENVIRONMENTAL MATTERS The Company is subject to various federal, state, regional and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, may impose liability on the owner or the lessee for the cost of pollution cleanup resulting from operations, subject the owner or lessee to liability for pollution damages, require the suspension or cessation of operations in affected areas and impose restrictions on injection into subsurface aquifers that may contaminate ground water. Although environmental requirements do have a substantial impact upon the energy industry, these requirements do not appear to affect Basic any differently than other companies in this industry who operate in a given geographic area. The Company is not aware of any environmental claims which could have a material impact upon the Company's financial condition, results of operations, or cash flows.

Such regulation has increased the resources required and costs associated with planning, designing, drilling, operating and both installing and abandoning oil and natural gas wells and facilities. Indeed, within the fiscal year just ended, the Company has had to re-allocate staff resources to the task of complying with developing, changing and expanding environmental regulations. As yet, Basic has not had to hire any new employees to comply with these regulations. The Company will continue to make expenditures in its efforts to comply with these requirements, which are unavoidable business costs in the oil and gas industry.

Although the Company is not fully insured against all environmental and other risks, it maintains insurance coverage which it believes is customary in the industry.

OTHER

The oil and gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and natural gas products temporarily. Additionally, catastrophic events, such as hurricanes or other supply disruptions, may also temporarily increase the demand for oil and gas supplies. Such events and their impacts on oil and gas commodity prices may cause fluctuations in quarterly or even annual revenues and earnings.

Basic's offices are located at 633 Seventeenth Street, Suite 1670, Denver, Colorado 80202 (telephone number: 303-294-9525). At the end of its fiscal year, the Company had nine employees: four at its main office in Denver, Colorado and five at its subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. The Company expects to add a clerical position at its Denver office in the near future.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including, without limitation, the statements under "Item 1. Description of Business", "Item 6. Management's Discussion and Analysis or Plan of Operation", and Note 3 to the Consolidated Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements included in this Form 10-KSB.

The Company's intentions and expectations described in this Form 10-KSB with respect to possible development activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the development merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the development cost. Subsequently obtained information concerning the merits of any property, as well as changes in estimated development costs and ownership interest, may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans regarding these development activities. Furthermore, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as development prospects.

                                       ITEM 2
                               DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATIONS AND IMPACT As of March 31, 1997, Basic owned an interest in 96 oil wells and 21 gas wells. Basic currently operates 67 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 73 percent of Basic's total liquid hydrocarbon sales and approximately 58 percent of total gas sales in the year ended March 31, 1997. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                                        Producing Property
                              -----------------------------------
                              Gross Wells         Net Wells
                              --------------      ---------------
                              Oil       Gas       Oil       Gas
                              ----      ----      -----     -----
     Colorado                 0         4         0.00      2.40
     Kansas                   3         0         0.53      0.00
     Louisiana                3         10        .46       .38
     Montana                  16        0         13.55     0.00
     New Mexico               0         5         0.00      0.98
     North Dakota             38        0         22.00     0.00
     Oklahoma                 2         1         0.50      0.31
     Texas                    32        1         26.19     0.23
     Wyoming                  2         0         0.42      0.00
                              ---       ---       -----     -----
     Total                    96        21        63.65     4.30
                              ===       ===       =====     =====

RESERVES At March 31, 1997, the discounted present value of Basic's estimated proved reserves was approximately $3,082,000 reflecting a 35% decrease from the previous year's reserves of $4,725,000. This decrease was primarily the result of lower oil prices at March 31, 1997 compared to the previous year, and actual production of forecast reserves. The analysis of Basic's oil and gas reserves and the financial analysis of the oil and gas properties are in Notes 1 and 9 to the Consolidated Financial Statements.

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

                         Developed Acreage        Undeveloped Acreage
                         -------------------      -------------------
                         Gross          Net       Gross          Net
                         ------         ----      ------         ----
     Colorado            640            344       0              0
     Kansas              800            130       0              0
     Louisiana           2,669          209       0              0
     Montana             2,720          2,029     2,600          826
     New Mexico          800            156       0              0
     North Dakota        8,012          4,477     5,037          2,413
     Oklahoma            320            85        0              0
     Texas               3,166          2,311     80             65
     Wyoming             634            254       1,016          486
                         -----          -----     -----          -----
                         19,761         9,995     8,733          3,790
     Total               ======         ======    =====          ======

FIELD SERVICE EQUIPMENT At March 31, 1997, the Company's subsidiary, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, four pickup trucks and six ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE The Company currently leases approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters. The lease term expires April 30, 1999.


                                       ITEM 3
                                  LEGAL PROCEEDINGS

None.

                                       ITEM 4
                           SUBMISSION OF MATTERS TO A VOTE
                                 OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fiscal quarter ended March 31, 1997.

PART II

                                       ITEM 5
                              MARKET FOR COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid prices for each quarter of the last two fiscal years. Prices are obtained from National Quotation Bureau, LLC.

                                   High           Low
                                   ------         ------
Year Ended March 31, 1996
-------------------------
First Quarter                      $.0938         $.0312
Second Quarter                     .0800          .0312
Third Quarter                      .0800          .0200
Fourth Quarter                     .0312          .0200

Year Ended March 31, 1997
-------------------------
First Quarter                      $.0312         $.0312
Second Quarter                     .0500          .0312
Third Quarter                      .0900          .0500
Fourth Quarter                     .0900          .0700

The bid price on June 13, 1997 was $0.07. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 1997, Basic had approximately 2,470 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

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

BANK DEBT On December 13, 1996, Norwest Bank Colorado N.A. (the Bank) and the Company modified the Company's loan agreement to set the borrowing base to $1,200,000 effective December 13, 1996. This modification also extended the maturity date of the Declining Balance, Revolving Line of Credit (DBRLOC) to April 1, 2000 and the maturity date of the hedging Revolving Line of Credit
(RLOC) to October 31, 1997. All other terms and conditions remain in full force and effect. Information concerning the Company's debt appears in Note 3 to the Consolidated Financial Statements.

HEDGING Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of principal payments due in fiscal 1997, fluctuations in crude oil prices could have had a negative impact on the Company's financial affairs. Accordingly, the Company entered into futures and/or options contracts in order to hedge its exposure. As a result of this decision, the Company did not realize the full benefit of the oil price surge which occurred in fiscal 1997 and, with hindsight, did sacrifice some cashflow and income in order to achieve
this objective.   The Company did not hedge any gas production.

With a reduction in near-term debt repayment requirements in fiscal 1998, the Company has not hedged its production as aggressively as it did in fiscal 1997. In addition, the Company has favored options, rather than futures contracts, in order to participate more fully if prices were to again escalate. Information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

LIQUIDITY  The Company's current ratio increased from .9:1 at March 31, 1996
(1996) to 1.2:1 at March 31, 1997 (1997). A specific Bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At March 31, 1997, the Company was in compliance with all Bank covenants and the Company's current ratio was 1.2:1 as calculated per the provisions of the covenants.

During the fiscal year just ended, current assets increased slightly (less than 1%) from $717,000 at 1996 to $723,000 at 1997 while current liabilities decreased 29% from $825,000 at 1996 to $585,000 at 1997. Cash increased $5,000
(5%) from $92,000 at 1996 to $97,000 at 1997.

LIQUIDITY OUTLOOK The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing obligations as they become due in fiscal year 1998.

At March 31, 1997, the Company had a deferred tax asset of $5,099,000 that had a 100% valuation allowance recorded to reflect management's evaluation that it is more likely than not that all of the deferred tax asset will not be realized.

IMPACT OF INFLATION Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

CAPITAL RESOURCES

OVERVIEW In addition to the Company's routine and predictable production-related costs, its general and administrative expenses and its debt repayment requirements, the Company requires capital to fund the development and enhancement of recently acquired properties and the capital to fund the acquisition of additional properties. The Company intends to fund its immediate needs for these efforts with the use of its internally-generated cash flow from operations, industry and/or investment partners, and new financing, all of which may or may not be generated or obtained.

OTHER COMMITMENTS    As of June 13, 1997, the Company has no obligations to
purchase or sell any of its oil and gas properties nor any other commitments beyond its hedging activities and rental expense for its office lease.

NEW DEBT/EQUITY FINANCING The Company's balance sheet and borrowing base have capacity for approximately $600,000 of additional debt. This would only be sufficient to fund a modest property acquisition. Unless the Company is successful in exploiting undeveloped potential from recently acquired properties, and thus add to the Company's borrowing base, management does not believe it can successfully obtain bank debt exceeding $600,000 without securing additional equity capital.

Given Basic's size and the current price of the Company's stock, management believes additional equity would be difficult and expensive to obtain. At the same time, management is acutely aware of the need for additional equity financing in order to fund future growth. While addressing the care and concerns of existing shareholders, management has explored, and will continue to explore, methods of developing a stronger capital base. However, it must be stressed, there are no assurances that equity financing is available or can be attained by the Company. Furthermore, pursuit of equity financing may alter or vary due to changes in circumstances, unforeseen costs or difficulties, unforeseen opportunities and other events which the Company is not able to anticipate.

RECENT ACCOUNTING PRONOUNCEMENTS

EARNINGS (LOSS) PER SHARE The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

OVERVIEW Operations in the fiscal year ended March 31, 1997 (1997) resulted in net income of $109,000 compared to net income of $6,000 for the fiscal year ended March 31, 1996 (1996). Cash Flows from Operating Activities decreased 30% from $782,000 in 1996 to $544,000 in 1997. This decrease in cash flow was primarily a result of reducing the Company's payables and accrued liabilities.

REVENUES Oil and gas sales revenue increased $200,000 (7%) over 1996. Of this amount, -$272,000 (-136%) was attributable to decreases in oil production and $419,000 (210%) was attributable to strengthening oil prices. Furthermore, - $19,000 (-10%) was attributable to gas volume decreases while $72,000 (36%) was attributable to strengthening gas prices.

VOLUMES AND PRICES Total liquid production decreased 11%, from 150,000 barrels in 1996 to 133,500 barrels in 1997, while the average price per barrel increased 19% from $16.43 in 1996 to $19.56 in 1997. Total gas production decreased 6%, from 214,000 MCF in 1996 to 202,000 MCF in 1997, while the price per MCF increased 21%, from $1.63 in 1996 to $1.98 in 1997. The decrease in liquid and gas production was due to normal production decline.

EXPENSES Oil and gas production expense and production taxes increased $116,000 (6%) in 1997 over 1996. The majority of the increase was in production taxes, which increased proportionately with the higher oil and gas sales revenue mentioned above. The slight increase (4%) in oil and gas production expense was the result of the previously mentioned casing repairs. The overall lifting cost per equivalent barrel increased 17% from $10.85 in 1996 to $12.75 in 1997 due primarily to the decrease in volumes produced.

Depletion expense per equivalent barrel increased 8% from $2.87 in 1996 to $3.09 in 1997, primarily because of the relatively greater increase in the full cost pool versus the increase in equivalent barrels at March 31, 1997 compared to March 31, 1996. Despite this increased cost per barrel, actual depreciation and depletion expense decreased $13,000 (-2%) in 1997 from 1996 because fewer equivalent barrels were produced. The percentage of reserves depleted in the fiscal year just ended increased slightly from 17% in 1996 to 18% in 1997.

Net general and administrative expense increased $19,000 (13%) in 1997 from 1996. This increase is primarily attributable to a decrease in administrative overhead fees, which are charged to various properties which the Company operates and serve to reduce gross general and administrative expenses. As a result of the overall increase, and in conjunction with decreased production volumes, general and administrative expense per equivalent barrel increased from $.81 in 1996 to $1.02 in 1997.

OTHER INCOME/(EXPENSE) Other Income/(Expense) decreased $25,000 (-26%) from ($95,000) in 1996 to ($70,000) in 1997. This decrease was the result of lower interest expense combined with higher interest and other income.

                           SELECTED FINANCIAL INFORMATION

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                   1997           1996           1995
                                   ------         ------         ------
Production:
     Oil (barrels)                 133,500        150,000        69,000
     Gas (mcf)                     202,000        214,000        175,000
Revenue: (in thousands)
     Oil                           $2,611         $2,464         $1,122
     Gas                           402            349            307
                                   ------         ------         ------
     Total                         3,013          2,813          1,429
Less: total production expense
     (in thousands)(1)             2,131          2,015          851
                                   ------         ------         ------
Gross profit (in thousands)        $882           $798           $578
                                   ======         ======         ======
Depletion expense (in thousands)   $517           $533           $333
General & administrative expense
     (in thousands)                $170           $151           $239

Average sales price:
     Oil (per barrel)              $19.56         $16.43         $16.26
     Gas (per mcf)                 1.98           1.63           1.75
Average production expense(2)      12.75          10.85          8.67
Average gross profit(3)            5.28           4.30           5.89
Average depletion expense(4)       3.09           2.87           3.39
Average gen. & admin. expense(5)   1.02           .81            2.43
--------------------------
     (1)  Operating costs, including production tax
     (2   Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     (3)  Gross profit per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     (4)  Depletion expense per equivalent barrel (6 mcf of gas is equivalent to
          1 barrel of oil)
     (5)  General & administrative expense per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

                          Basic Earth Science Systems, Inc.

                                  Table of Contents

                          Consolidated Financial Statements
                               and Accompanying Notes

                                   March 31, 1997

                                                                           Page
                                                                           -----
Report of Independent Certified Public Accountants - BDO Seidman, LLP      19

Report of Independent Public Accountants - Arthur Andersen LLP             20

Consolidated Balance Sheet                                                 21

Consolidated Statements of Income                                          23

Consolidated Statements of Cash Flows                                      24

Consolidated Statements of Changes in Shareholders' Equity                 25

Notes to Consolidated Financial Statements:

1.   Summary of Significant Accounting Policies                            26

2.   Other Current Assets                                                  30

3.   Debt                                                                  30

4.   Commitments                                                           31

5.   Shareholders' Equity                                                  32

6.   Major Customers                                                       33

7.   Income Tax                                                            33

8.   Related Party Transactions                                            34

9.   Unaudited Oil and Gas Reserve Information                             34

                                       ITEM 7
                                FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles.



                                   BDO SEIDMAN, LLP

Denver, Colorado
June 6, 1997

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Basic Earth Science Systems, Inc.:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of BASIC EARTH SCIENCE SYSTEMS, INC. (a Delaware corporation) and subsidiaries, for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Basic Earth Science Systems, Inc., and subsidiaries for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Denver, Colorado,
  June 7, 1996.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheet
                                     Page 1 of 2

                                   March 31, 1997

ASSETS


Current assets:
     Cash and cash equivalents                              $97,000
     Accounts receivable:
          Oil and gas sales                                 255,000
          Joint interest and other receivables              128,000
             Less: allowance for doubtful accounts          (40,000)
     Other current assets                                   283,000
                                                            -----------
          Total current assets                              723,000
                                                            -----------
Property and equipment:
     Oil and gas property (full cost method)                32,171,000
     Furniture, fixtures and equipment                      445,000
                                                            -----------
                                                            32,616,000
Accumulated depreciation                                    (357,000)
Accumulated depletion - FCP (includes cumulative ceiling
     limitation charges of $14,091,000)                     (29,812,000)
                                                            -----------
Net property and equipment                                  2,447,000
Other noncurrent assets                                     75,000
                                                            -----------
          Total noncurrent assets                           2,522,000
                                                            -----------
TOTAL ASSETS                                                $3,245,000
                                                            ===========


                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheet
                                     Page 2 of 2

                                   March 31, 1997

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                       $466,000
     Accrued liabilities                                    119,000
                                                            -----------
          Total current liabilities                         585,000
                                                            -----------
Long-term debt                                              649,000
                                                            -----------
Commitments

Shareholders' equity:
     Preferred stock, $.001 par value
          Authorized - 3,000,000 shares
          Issued - 0 shares                                 -----
     Common stock, $.001 par value
          Authorized - 32,000,000 shares
          Issued - 16,879,752 shares                        17,000
     Additional paid-in capital                             22,692,000
     Treasury stock (299,265 shares); at cost               (15,000)
     Accumulated deficit                                    (20,683,000)
                                                            -----------
Total shareholders' equity                                  2,011,000
                                                            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $3,245,000
                                                            ===========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                          Consolidated Statements of Income

                                                  Year Ended March 31
                                                  1997           1996
                                                  ------------   ------------
REVENUE:
     Oil and gas sales                            $3,013,000     $2,813,000
     Well service revenue                         32,000         13,000
                                                  ------------   ------------
     Total revenue                                3,045,000      2,826,000

EXPENSES:
     Oil and gas production                       1,846,000      1,779,000
     Production tax                               285,000        236,000
     Well servicing expenses                      31,000         12,000
     Depreciation, depletion and amortization     534,000        547,000
     General and administrative                   170,000        151,000
                                                  ------------   ------------
     Total expenses                               2,866,000      2,725,000
                                                  ------------   ------------
Income from operations                            179,000        101,000
                                                  ------------   ------------
OTHER INCOME (EXPENSE):
     Interest and other income                    17,000         9,000
     Interest expense                             (87,000)       (104,000)
                                                  ------------   ------------
     Total other expense                          (70,000)       (95,000)
                                                  ------------   ------------
NET INCOME                                        $109,000       $6,000
                                                  ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     16,580,487     16,478,869
                                                  ============   ============
NET INCOME PER SHARE                              $.007          NIL
                                                  ======         ======

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                                  Year Ended March 31
                                                  1997           1996
                                                  ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $109,000       $6,000
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization     534,000        547,000
     Change in current assets and
          current liabilities:
          Accounts receivable, net                134,000         114,000
          Other current assets                    (136,000)      (102,000)
          Accounts payable & accrued liabilities  (114,000)      227,000
     Changes in other assets                      4,000          (21,000)
     Changes in other liabilities                 -----          (3,000)
     (Gain)/loss on sale of assets                (6,000)        1,000
     Other                                        19,000         13,000
                                                  ----------     ----------
     Net cash provided by operating activities    544,000        782,000
                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures:
     Oil and gas property                         (364,000)      (455,000)
     Support equipment                            (13,000)       (28,000)
Proceeds from sale of support equipment           7,000           0
Proceeds from sale of oil and gas property        -----          29,000
                                                  ----------     ----------
     Net cash used in investing activities        (370,000)      (454,000)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments                           (371,000)      (564,000)
Proceeds from borrowing                           202,000        245,000
                                                  ----------     ----------
     Net cash used in financing activities        (169,000)      (319,000)
                                                  ----------     ----------
CASH AND CASH EQUIVALENTS:
     Net increase in cash and cash equivalents    5,000          9,000
     Balance at beginning of year                 92,000         83,000
                                                  ----------     ----------
     Balance at end of year                       $97,000        $92,000
                                                  ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid for interest                       $87,000        $104,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
             Consolidated Statements of Changes in Shareholders' Equity
                         Years ended March 31, 1997 and 1996
                                   Common stock             Additional
                                   ------------             paid-in
                              Shares         Par value      capital
                              ------         ---------      ---------
Balance,  April 1, 1995       16,879,752     $1,688,000     $21,022,000
Issuance of treasury stock for
     Employee Stock Ownership
     Plan contribution        ---            ---            (1,000)
Change in common stock
     par value                ---            (1,671,000)    1,671,000
Net Income                    ---            ---            ---
                              ----------     ----------     ----------
Balance, March 31, 1996       16,879,752     17,000         22,692,000
Net Income                    ---            ---            ---
                              ----------     ----------     ----------
Balance, March 31, 1997       16,879,752     $17,000        $22,692,000
                              ==========     ==========     ==========
                         Employee Stock      Treasury stock
                         Ownership Plan      ---------------     Accumulated
                         contribution        Shares    Amount    deficit
                         --------------      ------    ------    -----------
Balance,  April 1, 1995  $13,000             (572,739) $(29,000) $(20,798,000)
Issuance of treasury stock for
     Employee Stock Ownership
     Plan contribution   (13,000)            273,474   14,000    ---
Change in common stock
     par value           ---                 ---       ---       ---
Net Income               ---                 ---       ---       6,000
                         ----------          --------- --------  ----------
Balance, March 31, 1996  ---                 (299,265) (15,000)  (20,792,000)
Net Income               ---                 ---       ---       109,000
                         ----------          --------- --------  -----------
Balance, March 31, 1997  $---                (299,265) $(15,000) $(20,683,000)
                         ==========          ========= ========  ============

                               See accompanying notes.

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

OIL AND GAS PRODUCING ACTIVITY   Basic follows the full cost method of
accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas property are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge during the years ended March 31, 1997 or 1996.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are credited to oil and gas property cost. In the years ended March 31, 1997 and 1996, Basic credited oil and gas property cost for $0 and $29,000, respectively, as a result of the sale of its interest in certain oil and gas property.

The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin.

All capitalized cost is depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas property owned by Basic. Depletion per equivalent barrel of production was $3.09 and $2.87 for the years ended March 31, 1997 and 1996, respectively.

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

SUPPORT EQUIPMENT AND OTHER   When property and equipment other than oil and gas
property is retired, abandoned or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation of support equipment and other property is computed using various methods over periods ranging from five to seven years.

RECENT ACCOUNTING PRONOUNCEMENTS  The Financial Accounting Standards Board
(FASB) has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

NET INCOME PER SHARE Net income per common share has been computed by dividing net income, after reduction for preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding during each of the periods presented. Options and warrants to purchase stock are included as common stock equivalents when dilutive. Common stock equivalents are not utilized for the years ended March 31, 1997 and 1996 as their effect is immaterial.

The weighted average number of shares for the years ended March 31, 1997 and 1996 was 16,580,487 and 16,478,869, respectively.

STOCK OPTION PLANS The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

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

HEDGING   Hedging techniques are traditionally used to limit exposure to price fluctuations. Under futures contracts, the Company receives or makes payments to the New York Mercantile Exchange (NYMEX) via a trading account based on the differential between the price at which any given contract was sold and the price at which it was bought back (the closing price). Under put option contracts, the Company would receive payments from NYMEX if the closing price is greater than the floor price at which the put option was purchased. When a put option contract is combined with the sale of a call option contract, a "collar" or a floor price and a ceiling price is created. In this situation the Company would receive payments from NYMEX if the closing price is greater than the floor price at which the put option was purchased or would make payments to NYMEX if the closing price is greater than the ceiling price at which the call option was sold. If the closing price was between the floor and the ceiling both options would expire unexercised and the Company would benefit by the amount the closing price exceeded the floor price, less the cost of the option. When a futures contract is combined with the purchase of a call option contract, a "synthetic put" is created. In this situation, the futures contract would cause the Company to receive or make payments to NYMEX as described above. However, any payment would be offset by, and to the extent, the closing price is greater than the price at which the call option was purchased.
Given the financial leverage created by its bank debt and the magnitude of principal payments due in fiscal 1997, fluctuations in crude oil prices could have had a negative impact on the Company's financial affairs. Accordingly, the Company entered into futures and/or options contracts in order to hedge its exposure. As a result of this decision, the Company did not realize the full benefit of the oil price surge which occurred in fiscal 1997 and, with hindsight, did sacrifice some cashflow and income in order to achieve this
objective.   The Company did not hedge any gas production.

With a reduction in near-term debt repayment requirements in fiscal 1998, the Company has not hedged its production as aggressively as it did in fiscal 1997. In addition, the Company has favored options, rather than futures contracts, in order to participate more fully if prices were to again escalate. Gains or losses attributable to such contracts that hedge specific future deliveries are deferred and recognized in income when the corresponding physical sale is recorded.

At March 31, 1997, the Company had thirty-six open futures and/or options contracts to hedge future deliveries with maturities ranging from April 1997 through February 1998 at prices ranging from $20.26 to $20.42 per barrel for futures contracts and at a strike price of $19.00 per barrel for options.

Cash flows from hedging activities are consolidated into oil and gas revenues on the income statement and, as a result, are included in net income in the Statement of Cash Flows. The Company realized an approximate $206,000 loss on its hedging activities in 1997. These losses were offset by receiving higher prices, relative to the oil prices management accepted to hedge its exposure, for physical crude oil sales in 1997. The Company realized an approximate $38,000 loss on its hedging activities in 1996. The fair market value of the open futures and options contracts at March 31, 1997, using commodity prices in effect at March 31, 1997, would, if such prices were to remain constant in the future, create a loss of less than $21,000. As previously noted, the Company has favored the use of options in its current hedging strategy. Unlike futures contracts, where such a loss theoretically would be offset by receiving higher prices for physical crude oil sales, options losses would not be theoretically offset and such a loss will occur if prices remain constant.

For each futures contract and each call option contract that is sold, the Company is required to furnish an initial cash margin. In addition, to the extent that the price of oil moves above the price each futures or call option contract was sold, the Company is required to furnish an additional cash margin, an event known as a margin call. The purchase of put or call options does not require a cash margin to be maintained. If a margin call is not funded, NYMEX will close the contracts and any unrealized loss would become a realized loss. The Company has executed a tri-party agreement to fund the initial margin requirement and any margin calls up to $900,000 (See further information under Debt). Because of the volatility of oil prices, it is possible for this credit limit to be exceeded. One example of how this credit limit could be exceeded would occur if the Company were to execute one hundred (100) contracts and the price of oil were to increase nine dollars per barrel ($9/Bbl) in each future month in which the Company had a contract (other variations of this example could result in credit limit exposure). By loan covenant and Board of Directors direction, the Company is precluded from exceeding 75% of the average monthly production demonstrated over the three preceding months. At March 31, 1997, approximately $15,000 of the $900,000 credit limit was being utilized. During the past year, the maximum credit utilization never exceeded $160,000.

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


2.   OTHER CURRENT ASSETS

Other current assets at March 31, 1997 consisted of the following:

          Lease and well equipment inventory      $220,000
          Other current assets                    63,000
                                                  --------
          Total other current assets              $283,000
                                                  ========

The lease and well equipment inventory represents equipment owned by the Company that has either been purchased or has been transferred from wells that the Company operates. When placed in inventory, the equipment is valued, in the case of new equipment, at cost or, in the case of used equipment, at prevailing market prices. The equipment is eventually either sold to third parties at prevailing market prices or transferred to other wells that the Company operates on an as-needed basis. This account increased approximately $91,000 (71%) over March 31, 1996 due primarily to equipment that was transferred off of wells that were plugged during the year ended March 31, 1997.

3.   DEBT

Outstanding debt of Basic as of March 31, 1997 is as follows:

     Bank note under loan
        agreement (see below)           $643,000
     Other long-term liabilities        6,000
                                        --------
                                        649,000
     Less current portion               0
                                        --------
     Total long-term debt               $649,000
                                        ========

BANK DEBT On December 13, 1996, Norwest Bank Colorado, N.A. (the Bank) and the Company modified the Company's loan agreement to extend the maturity date of the Declining Balance, Revolving Line of Credit (DBRLOC) to April 1, 2000 and the maturity date of the hedging Revolving Line of Credit (RLOC) to October 31, 1997. This modification also set the borrowing base at $1,200,000 effective December 13, 1996. Commencing January 1, 1997, the borrowing base amount will be reduced on the first day of each calendar month by $30,000. At March 31, 1997 the Company's borrowing base was at $1,080,000. On the maturity date of April 1, 2000, the borrowing base amount will be zero. All other terms and conditions remain in full force and effect.

As a result of the foregoing loan modification, the Company now has the ability to draw additional funds from the DBRLOC up to the then-effective borrowing base. In addition, the Company may reduce the loan balance ahead of schedule and be able to re-borrow up to the declined and/or adjusted borrowing base. Finally, the Company has no obligation to make regularly scheduled principal payments until such time as the outstanding debt exceeds the declined and/or adjusted borrowing base. Because of this flexibility, the current portion of long-term debt is $0 on the financial statements herein. However, the Company intends to make monthly debt payments in amounts comparable to prior periods, which, if followed, would result in an approximate 25% decrease in the bank indebtedness over the ensuing fiscal year.

Under the modified loan agreement, the Company must maintain certain covenants with regard to various financial ratios, net worth, liens and other criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires the repayment of the then-existing principal balance. At March 31, 1997 the Company was in compliance with all Bank covenants, including those regarding financial ratios, net worth, liens, encumbrances and other criteria.

The DBRLOC and RLOC are collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties and the Company's hedging/margin account associated with the Company's hedging activities. At March 31, 1997, the Company's effective annual interest rate was 10.50%.

The Company's required debt payments during the next five years total approximately $658,000. This amount represents the March 31, 1997 balance of $643,000 on the DBRLOC and $15,000 on the RLOC and takes into account the fact that both lines of credit mature within five years.

Statements of Financial Accounting Standards No. 107 and 119 require a disclosure comparing the fair value of long-term debt relative to the carrying value. The Company's lines of credit require interest payments to be adjusted by fluctuations in the Bank's prime lending rate. Based on this, management believes the fair value of long-term debt approximates the carrying value.

4.   COMMITMENTS

The Company leases its primary office space for approximately $3,200 per month through April 30, 1998 and $3,450 per month through April 30, 1999. Rental expense was approximately $40,000 and $30,000 for the years ended March 31, 1997 and 1996, respectively.

5.   SHAREHOLDERS' EQUITY

EMPLOYEE STOCK OWNERSHIP PLAN   Subsequent to the year ended March 31, 1995, the
Company filed an application with the Internal Revenue Service to terminate the Employee Stock Ownership Plan (the Plan) effective April 1, 1995. The application was approved by the Internal Revenue Service and the process for final distribution of Plan assets is under way. The Company is still reviewing several alternatives in deciding how to replace the Plan.

STOCK OPTION PLAN During 1997 and 1996, the Company granted various options to purchase an aggregate of 50,000 and 250,000 shares, respectively, of its common stock to directors and employees for services rendered. At March 31, 1997, all the options were still outstanding. Under the terms of the options, employees and directors may exercise their options at prices ranging from $.065 to $.078125 (which approximated the fair market value at the date of grant) per share over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by immaterial amounts.

A summary of the status of the Company's stock option plans and outstanding options as of March 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                   1997                1996
                                   ------------------  ------------------
                                             Weighted
                                             Average
                                   Range of  Exercise  Range of  Exercise
                                   Shares    Price     Shares    Price
                                   -------   --------  --------  --------
Outstanding, beginning of year     250,000   $.078125  ---       ---

     Granted                       50,000    $.065     250,000   $.078125
     Cancelled                     ---       ---       ---       ---
     Exercised                     ---       ---       ---       ---
                                   -------   --------  --------  --------
Outstanding, end of year           300,000   $.072     250,000   $.078125
                                   =======   ========  ========  ========
Options exercisable, end of year   300,000   $.072     250,000   $.078125

Weighted average fair value of
  options granted during the year  $.072               $.078125

The following table summarizes information about stock options outstanding at March 31, 1997:

     Options Outstanding                               Options Exercisable
------------------------------------------------       ------------------------
                         Weighted
                         Average        Weighted                      Weighted
Range of  Number         Remaining      Average        Number         Average
Exercise  Outstanding    Contractual    Exercise       Exercisable    Exercise
Prices    at 3/31/97     Life           Price          at 3/31/97     Price
--------  -----------    -----------    --------       -----------    ---------
$.065     50,000         9              $.065          50,000         $.065
$.078125  250,000        9              $.078125       250,000        $.078125
--------  --------       ---            --------       --------       --------
$.065 -
$.078125  300,000        9              $.072          300,000        $.072
========  =======        ===            ======         ========       ======

6.   MAJOR CUSTOMERS

Significant purchasers of 10% or more of Basic's oil and gas production are as follows:

                                   1997      1996
                                   -----     -----
     Cenex, Inc.                   34%       34%
     Norco Crude Gathering, Inc.   18%       18%
     Murphy Oil USA, Inc.          18%       19%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are available.

7.   INCOME TAX

Basic and its subsidiaries file a consolidated income tax return.

As of March 31, 1997, Basic had available, to reduce future taxable income, tax net operating loss carryforwards of approximately $11,552,000 which approximates alternative minimum tax net operating loss carryforwards, and which expire in 1998 through 2011. The net operating loss carryforward for tax purposes is different from the net operating loss carryforward for financial reporting purposes primarily because of the expensing of intangible drilling and development costs for tax purposes and the ceiling limitation charges for financial reporting purposes. For income tax purposes, investment tax credit and excess statutory depletion carryforwards as of March 31, 1997 are approximately $94,000 and $3,723,000, respectively. Investment tax credits are accounted for using the flow-through method and expire in the year ended March 31, 2001.

Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," requires recognition of deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards under SFAS 109. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized. The Company's application of SFAS 109 had no cumulative effect on operations for the year ended March 31, 1997 since the net deferred tax asset of $5,099,000 was offset by a valuation allowance of an equal amount.

The Company's deferred tax liabilities and assets are comprised of the following components at March 31, 1997:

     Deferred tax liabilities
          Depreciation and depletion         $(582,000)
     Deferred tax assets
          Net operating loss carryforwards   4,292,000
          Statutory depletion carryforward   1,389,000
     Valuation allowance                     (5,099,000)
                                             ----------
     Net deferred tax asset                  $0
                                             ==========

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

8.   RELATED PARTY TRANSACTIONS

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the policy of Basic that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. In the years ended March 31, 1997 and 1996, there were no significant related party transactions.

9.   UNAUDITED OIL AND GAS RESERVE INFORMATION

Approximately ninety-five percent (95%) of the reserve estimates presented herein, for the year ended March 31, 1997, were derived from reports prepared by the independent petroleum engineering firm, Heinle & Associates, Inc (Heinle). The remaining five percent (5%) were prepared by Basic. For the year ended March 31, 1996, approximately ninety-six percent (96%) of the reserve estimates presented herein were derived from reports prepared by Heinle. The remaining four percent (4%) were prepared by Basic. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

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

ANALYSIS OF CHANGES IN PROVED RESERVES   Estimated quantities of proved reserves
(all of which are located within the United States), as well as the changes in proved reserves during the periods indicated, are presented in the following two tables:

                      Proved Developed and Undeveloped Reserves
                                             Oil and
                                             natural gas    Natural
                                             liquids        gas
                                             (bbl)          (mcf)
                                             ----------     ----------
     Proved developed and undeveloped
          reserves at March 31, 1995         610,000        1,091,000

     Revisions of previous estimates         108,000        228,000
     Extensions and discoveries              68,000         ---
     Improved recovery                       70,000         ---
     Production                              (150,000)      (214,000)
     Purchase of reserves                    15,000         2,000
                                             ----------     ----------
     Proved developed and undeveloped
          reserves at March 31, 1996         721,000        1,107,000

     Revisions of previous estimates         5,000          84,000
     Extensions and discoveries              12,000         ---
     Improved recovery                       9,000          ---
     Production                              (134,000)      (202,000)
                                             ----------     ----------
     Proved developed and undeveloped
          reserves at March 31, 1997         613,000        989,000
                                             ==========     ==========

                              Proved Developed Reserves
                              Oil and
                              natural gas    Natural
                              liquids        gas
                              (bbl)          (mcf)
                              ----------     ----------
          March 31, 1997      613,000        989,000
          March 31, 1996      721,000        1,107,000

In the year ended March 31, 1996, Basic received approximately $29,000 from an unrelated third party for undeveloped acreage in Stark County, North Dakota. This $29,000 payment is reflected as a credit to unproved property acquisition cost in the table below:

                                   Costs Incurred
                              Year Ended March 31
                              1997           1996
                              ----------     ----------
Property acquisition
     Proved property          $67,000        $215,000
     Unproved property        1,000          (15,000)
     Exploration              20,000         11,000
     Development              112,000        276,000

                   Aggregate Capitalized Oil and Gas Property Cost
                                        March 31, 1997
                                        --------------
Capitalized cost
     Proved property                    $32,150,000
     Unproved property                  21,000
                                        -----------
                                        32,171,000
Accumulated depreciation and depletion  (15,721,000)
Oil and gas property cost in excess
     of ceiling limitation (cumulative) (14,091,000)
                                        -----------
Net capitalized cost                    $2,359,000
                                        ===========

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 1997 and 1996. The future production and development cost represents the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of
existing economic conditions.   Discounting the annual net cash flows at 10%
illustrates the impact of timing on these future cash flows.

STANDARDIZED MEASURE OF ESTIMATED DISCOUNTED FUTURE NET CASH FLOWS
                                             March 31
                                        1997           1996
                                        -----------    -----------
     Future cash inflows                $12,631,000    $16,392,000
     Future cash outflows
          Production cost               (8,334,000)    (9,532,000)
          Development cost              (48,000)       (45,000)
                                        -----------    -----------
     Future net cash flows              4,249,000      6,815,000
     Adjustment to discount future
          annual net cash flows at 10%  (1,167,000)    (2,090,000)
                                        -----------    -----------
     Standardized measure of discounted
          future net cash flows         $3,082,000     $4,725,000
                                        ===========    ===========

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 1997 and 1996.

       Changes in Standardized Measure of Estimated Discounted Net Cash Flows
                                                       Year Ended March 31
                                                       1997           1996
                                                       ----------     ----------
Standardized measure, beginning of period              $4,725,000     $3,437,000

Sales of oil and gas, net of production cost           (883,000)      (835,000)

Net change in sales prices, net of production cost     (1,198,000)    498,000

Discoveries, extensions and improved recoveries,
     net of future development cost                    112,000        840,000

Purchase of reserves                                   ---            71,000

Revisions of quantity estimates                        73,000         792,000

Accretion of discount                                  472,000        344,000

Changes in rates of production and other               (219,000)      (422,000)
                                                       ----------     ----------

Standardized measure, end of period                    $3,082,000     $4,725,000
                                                       ==========     ==========

In the year ended March 31, 1997, Basic realized a decrease from the prior year in the standardized measure of estimated discounted net cash flows. This decrease in the standardized measure was primarily the result of lower oil prices at March 31, 1997 compared to March 31, 1996, in addition to the actual production of forecast reserves.

                                       ITEM 8
                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 1997, the Board of Directors of the Company approved the dismissal of Arthur Andersen LLP as the Company's independent public accountant and auditor for the fiscal year ended at March 31, 1997.

None of the Company's financial statements audited by Arthur Andersen LLP commencing from the fiscal year ended March 31, 1994 through the fiscal year ended March 31, 1996 contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principle. Also, during this period and up to and including April 26, 1997, the effective date of the dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Effective as of May 1, 1997, the Company's new independent certified public accountant is BDO Seidman, LLP, whose business address is 303 E. Seventeenth Avenue, Suite 600, Denver, Colorado 80203. The appointment of BDO Seidman, LLP as the Company's independent certified public accountant was approved by the Board of Directors of the Company.

PART III

                                       ITEM 9
                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                       PERSONS; COMPLIANCE WITH SECTION 16(a)
                                 OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 1997 Proxy Statement, which is incorporated herein by reference.

                                       ITEM 10
                               EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 1997 Proxy Statement, which is incorporated herein by reference.


                                       ITEM 11
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                   AND MANAGEMENT

Information concerning this item will be in Basic's 1997 Proxy Statement, which is incorporated herein by reference.

                                       ITEM 12
                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 1997 Proxy Statement, which is incorporated herein by reference.

PART IV
                                       ITEM 13
                          EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
No.       Document
-------   --------
3i Restated Certificate of Incorporation included in Basic's Form 10-K for the year ended March 31, 1981 (1)

3i        By-laws included in Basic's Form S-1 filed October 24, 1980 (1)

3i Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996 (1)

10(i)a Loan Agreement between Norwest Denver, N.A. and Basic, dated August 1, 1994 (1)

10(i)a Sales Agreement between Basic and TransTexas, dated March 3, 1995, pertaining to the sale of deep exploration rights (1)

10(i)a Purchase & Sale Agreement between Basic and MCM, dated March 6, 1995, pertaining to Williston basin acquisition (1)

10(i)a Amended Loan Agreement between Norwest Denver, N.A. and Basic, dated March 30, 1995 (1)

10(i)a Amended Loan Agreement between Norwest Denver, N.A. and Basic, September 13, 1995 (1)

10(i)a Amended Loan Agreement between Norwest Denver, N.A. and Basic, December 13, 1996 (*)

10(ii) Oil and Gas Incentive Compensation Plan included in Basic's Form 10-K for the year ended March 31, 1985 (1)

22 Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987 (1)
---------------------------
(1)  Previously filed and incorporated herein by reference
(*)  Filed herein

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                     Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton                  /s/ Karen E. Riner
-----------------                  ------------------
Ray Singleton, President           Karen E. Riner, Controller
                                   Principal Accounting Officer

Date: June 27, 1997                Date: June 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity:                 Date:
------------------                 ------------------

----------------------
G. W. Breuer, Director


/s/ David J. Flake                 June 27, 1997
----------------------
David J. Flake, Director


/s/ Edgar J. Huffman               June 27, 1997
----------------------
Edgar J. Huffman, Director


/s/ Ray Singleton                  June 27, 1997
----------------------
Ray Singleton,  Director