Form 10-K/A
period 1997-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1997-07-28
CIK 10254

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

                        Basic Earth Science Systems, Inc.

                        Form 10-KSB/A Annual Report - 1997

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

G. W. BREUER (78) was a co-founder of the Company and has been a member of the Board of Directors since inception in 1969. Mr. Breuer also served as the Company's Chief Executive Officer from 1969 through March 1993 and was its President from February 1978 through March 1993. Mr. Breuer is a 1940 graduate of Purdue University with a degree in petroleum engineering. Mr. Breuer has been retired for the past five years.

DAVID J. FLAKE (42) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983, a position he held until his resignation in January 1993 to pursue other business opportunities. From September 1987 through January 1993, Mr. Flake also served as Secretary/Treasurer of the Company. In April 1994, Mr. Flake was appointed Corporate Secretary. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

EJGAR J. HUFFMAN (57) was elected to the Board of Directors in May 1993. For the past five years Mr. Huffman has served continuously in the following capacities. He is a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded on NASDAQ. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Additionally, Mr. Huffman is a director of FCS Laboratories, Inc. (FCS), a diagnostic laboratory and pharmaceutical producer, as well as Chairman of the Finance Committee and Audit Committee and a member of the Compensation Committee. FCS is a public company traded on the OTC market. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

RAY SINGLETON (46) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake, noted above, Mr. Singleton was appointed Acting Treasurer. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992. Mr. Singleton currently serves as the elected president of the Independent Petroleum Association Mountain States (IPAMS). IPAMS is a thirteen state, regional trade association which represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers.

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

BOARD COMMITTEES AND ATTENDANCE
The Board of Directors of the Company held no meetings during the fiscal year ended March 31, 1997. During the year ended March 31, 1996 the Board of Directors met six times. Each of the directors attended at least 75% of all the meetings.

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

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for the fiscal year ended March 31, 1997, Messrs. Breuer, Flake, Huffman and Singleton all filed one late report.


                                     Item 10
                              Executive Compensation

EXECUTIVE OFFICER COMPENSATION The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for the fiscal years ended March 31, 1997, 1996 and 1995. No other director, officer or employee received annual compensation which exceeded $100,000.

                                                  Other
Name and            Fiscal    Annual    Annual    Annual
Principal Position  Year      Salary    Bonus     Compensation
------------------  ------    ------    ------    ------------
                                                  (1)
Ray Singleton       1997      $72,475   $2,788    $3,949
President, Chief    1996      70,463    ----      4,430
Executive Officer & 1995      65,000    ----      6,558
Acting Treasurer

                              Securities     All
Name and            Fiscal    Underlying     Other
Principal Position  Year      Options (#)    Compensation
------------------  ------    -----------    -------------
                                             (2)
Ray Singleton       1997      ----           $308
President, Chief    1996      75,000         281
Executive Officer & 1995      N/A            257
Acting Treasurer

(1) Other Annual Compensation includes $3,949, $4,430 and $4,608 paid through the Oil and Gas Incentive Compensation Plan for fiscal 1997, 1996 and 1995, respectively. Other Annual Compensation also includes $0, $0 and $1,950 which represents the market value of the Company's common stock contributed to Mr. Singleton's ESOP account (see discussion below) for fiscal 1997, 1996 and 1995, respectively. The ESOP contributions are non-cash compensation.

(2) All Other Compensation of $308, $281 and $257 are the premiums for a life insurance policy for Mr. Singleton for fiscal 1997, 1996 and 1995, respectively. Mr. Singleton designates the beneficiary.

In April 1976, the Company adopted an Employee Stock Ownership Plan
(ESOP). ESOP contributions are generally made by transferring sufficient shares of the Company's common stock or treasury stock which, when valued at fair market value, equal the annual contribution amount as determined by the Company's Board of Directors. Effective April 1, 1995, the Board of Directors voted to discontinue the ESOP. The Company filed an application with the Internal Revenue Service to terminate the ESOP effective April 1, 1995. This application was made because of the high administrative costs associated with maintenance of the ESOP, the low percentage of proceeds which are received by employees relative to total ESOP costs, and the belief that alternative methods of compensation will more effectively benefit the Company's employees. The application was approved by the Internal Revenue Service and the process for final distribution of ESOP assets is under way. The Company is reviewing several alternatives in deciding how to replace the ESOP.

There were no ESOP contributions for the years ended March 31, 1997 and 1996 due to the termination of the ESOP. For the year ended March 31, 1995, the ESOP contribution added to all participants' accounts totalled $7,000, which resulted in the contribution to the ESOP, based on applicable market prices, of 140,940 shares of the Company's common stock. As a result of this contribution, Basic's ESOP received approximately 0.85% of the issued and outstanding shares of the Company's common stock. While the additional stock ownership received by Basic's ESOP is minimal in any given year, the cumulative effect over several years of such additional stock ownership may be considered substantial, i.e., an aggregate increase in stock ownership of approximately 0.85% over the last three (3) fiscal years.

As noted, the Company funded its ESOP contribution by issuing shares of its common stock in sufficient number, when valued at fair market value, to satisfy the contribution as determined by its Board of Directors. In making the ESOP contribution in this manner, the market value of the Company's stock was less than its then $0.10 par value for the contributions made for 1990, 1991 and 1992. This resulted in a contingent liability in an amount equal to the difference between the $0.10 par value and the applicable fair market value, being in the aggregate amount of approximately $52,000. To the extent that it is ultimately determined that this contingent liability is owed, compensation was understated by this amount.

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

Each employee's interest in the ESOP vests in incremental portions based upon number of years of employment ranging from three years (20%) to seven years (100%). At March 31, 1995, Mr. Singleton was 100% vested in the 424,841 shares in his ESOP account. These shares are included in the Security Ownership table on page 9. Currently, there are 2,323,057 shares in the ESOP, including the 424,841 shares in Mr. Singleton's account. All of the shares in the ESOP represent approximately 14.0% of the total outstanding shares. Of the current directors, only Mr. Singleton is currently a participant in Basic's ESOP.

Basic has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee in which Basic has an interest. Messrs. Breuer and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years; however, Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If Basic sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the Plan including Messrs. Breuer, Flake and Singleton. During the year ended March 31, 1997, Messrs. Breuer, Flake and Singleton received $6,060, $3,121 and $3,949, respectively, through the O&G Plan. During the year ended March 31, 1996, Messrs. Breuer, Flake and Singleton received $5,080, $3,504 and $4,430, respectively. Mr. Singleton's amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above. Mr. Breuer's amounts were withheld by the Company as partial payment of amounts owed the Company. (See Item 12, Certain Relationships and Related Transactions, below.)

On July 27, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (the Plan) and in October 1995, the Company's shareholders approved the Plan. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company's ability to attract and retain those individuals on whom the continued success of the Company most depends.

During the fiscal year ended March 31, 1996, Mr. Singleton was granted options to purchase 75,000 shares of the Company's common stock. At March 31, 1997, these options were still outstanding. No additional options have been granted to Mr. Singleton. Under the terms of the options, Mr. Singleton may exercise these options at an exercise price of $.078125 (which approximated the fair market value at the date of grant) per share over a period not to exceed ten years beginning on the grant date, provided he remains a director or employee of the Company.

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

During the fiscal year ended March 31, 1996 (1996) and again during the fiscal year ended March 31, 1997 (1997), in accordance with the terms of the Plan, two of the Company's Non-Employee Directors, each owning less than 10% of the Company's common stock, were each automatically granted non-qualified options to purchase 50,000 and 25,000 shares of common stock at an exercise price of approximately $.078 and $.065 in 1996 and 1997, respectively. One other Non-Employee Director, who owns more than 10% of the Company's common stock, was disqualified to receive similar grants of non-qualified options to purchase 50,000 and 25,000 shares of common stock because of the indebtedness limitation previously mentioned. If this Non-Employee Director had been entitled to receive such an option, the exercise price would have been approximately $.086 and $.072 in 1996 and 1997, respectively. (See Item 12, Certain Relationships and Related Transactions, below.)

                                     Item 11
                 Security Ownership of Certain Beneficial Owners
                                  and Management

Set forth below, as of May 15, 1997, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in the fiscal year just ended. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 1997.

                                                  Percent of
                                                  Outstanding
                                                  Shares
Name and Address         Shares of Common Stock   Beneficially
of Beneficial Owner      Beneficially Owned       Owned
-------------------      ----------------------   ------------
G. W. Breuer             3,767,670                22.7%
Denver, CO  (1)

Basic's Employee Stock   1,898,216                11.4%
Ownership Plan  (2)

Ray Singleton            606,341                  3.7%
Englewood, CO  (3)

David J. Flake           515,478                  3.1%
Denver, CO  (4)

Edgar J. Huffman         35,000                   0.2%
Phoenix, AZ  (5)

All officers and         4,924,489                29.7%
directors as a group
(4 persons: (1),(3),(4) and (5))

(1) Represents 2,645,191 shares owned by Mr. Breuer directly and 1,122,479 shares with indirect beneficial ownership.

(2) Represents shares held in the Company's and its subsidiary's individual Employee Stock Ownership Plan (ESOP) accounts excluding shares held in the ESOP accounts of the Company's officers listed separately in the table.

(3) Represents 181,500 shares held directly by Mr. Singleton and 424,841 shares held in Mr. Singleton's ESOP account.

(4) Represents 505,478 shares owned by Mr. Flake and 10,000 shares with indirect beneficial ownership.

(5) Represents 35,000 shares owned by Mr. Huffman directly. In addition, 103,500 shares (approximately .6%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a director. Mr. Huffman claims no beneficial interrest in the shares.

Company management knows of no arrangements which may result in a change in control of Basic.

                                     Item 12
                  Certain Relationships and Related Transactions

In September 1995, the Board of Directors authorized a loan to Mr. Singleton, in the amount, up to and including, $10,000. The loan is to be used solely for the purchase of Company stock from existing shareholders. The loan is evidenced by a promissory note and requires quarterly interest payments at a fluctuating rate equal to the Company's cost of debt. The note requires no principal payments and has a term of five years, at which time the principal balance becomes due. The loan is collateralized by the purchased stock. Pursuant to this arrangement, at March 31, 1997, Mr. Singleton had borrowed $10,000 from the Company to purchase 144,000 shares.

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

Subject to this policy, G. W. Breuer, former President and Chief Executive Officer and a current director, has participated, since 1980, with Basic in various drilling and development arrangements. Some of these properties are still producing, but no longer generate net income consistently. In the past, management's policy allowed for non-payment from certain individuals, including Mr. Breuer, of a net loss, in the belief that net income from subsequent months would cover the loss. In August 1993, with the concurrence of the Board of Directors, management enacted new policies whereby the Company requested these certain individuals, including Mr. Breuer, to bring any outstanding account balances current, and to keep them current on an ongoing basis. This policy has resulted in a long standing dispute between Mr. Breuer and the Company over ownership of certain properties and the payment of lease operating expenses. The Company has withheld proceeds from sales transactions, and other nominal amounts, from Mr. Breuer, as partial payment of this debt. The Company contends that, by March 31, 1997, the balance owed to Basic by Mr. Breuer had been reduced to approximately $0. However, this balance fluctuates monthly, based on the profitability of the various leases in which Mr. Breuer owns an interest. If, in the future, such balance owed the Company again becomes positive, the Company will again retain funds due to Mr. Breuer as payment of any balance owed to the Company.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer, replacing Society National Bank as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In the years ended March 31, 1997, 1996 and 1995, there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton                  /s/ Karen E. Riner
-----------------                  ------------------
Ray Singleton, President           Karen E. Riner, Controller
                                   Principal Accounting Officer

July 28, 1997                      July 28, 1997
------------------                 -----------------
Date                               Date