Form 10QSB
period 1997-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1997-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


Shares of common stock outstanding on August 14, 1997: 16,580,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                   3

               Consolidated Balance Sheets - June 30, 1997
               and March 31, 1997                                     3

               Consolidated Statements of Operations - Quarter Ended
               June 30, 1997 and June 30, 1996                        5

               Consolidated Statements of Cash Flows - Quarter Ended
               June 30, 1997 and June 30, 1996                        6

               Notes to Financial Statements                          7

               Summary of Significant Accounting Policies             7

               Income Taxes                                           7

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                      8

               Results of Operations                                  10

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13

     Item 2.   Changes in Securities                                  13

     Item 3.   Defaults Upon Senior Securities                        13

     Item 4.   Submission of Matters to a Vote of Security Holders    13

     Item 5.   Other Information                                      13

     Item 6.   Exhibits and Reports on Form 8-K                       13

     Signatures                                                       13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                             June 30        March 31
                                             1997           1997
                                             ----------     ----------
                                             (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents               $83,000        $97,000
     Accounts receivable:
          Oil and gas sales                  235,000        255,000
          Joint interest & other receivables 87,000         128,000
          Less: allow. for doubtful accounts (44,000)       (40,000)
     Other current assets                    165,000        283,000
                                             ------------   ------------
               Total current assets          526,000        723,000
                                             ------------   ------------
Property and equipment
     Oil and gas property (full cost method) 32,225,000     32,171,000
     Furniture, fixtures and equipment       445,000        445,000
                                             ------------   ------------
                                             32,670,000     32,616,000
Accumulated depletion (includes cumulative
  ceiling limitation charges of $14,091,000) (29,931,000)   (29,812,000)
Accumulated depreciation                     (357,000)      (357,000)
                                             ------------   ------------
Net property and equipment                   2,382,000      2,447,000
Other noncurrent assets                      73,000         75,000
                                             ------------   ------------
               Total noncurrent assets       2,455,000      2,522,000
                                             ------------   ------------
TOTAL ASSETS                                 $2,981,000     $3,245,000
                                             ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                             June 30        March 31
                                             1997           1997
                                             ----------     ----------
                                             (Unaudited)
LIABILITIES
Current liabilities
     Accounts payable                        $279,000       $466,000
     Accrued liabilities                     98,000         119,000
                                             ------------   ------------
     Total current liabilities               377,000        585,000

Long-term debt, less current portion         559,000        649,000
                                             ------------   ------------
TOTAL LIABILITIES                            936,000        1,234,000
                                             ------------   ------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value
          Authorized - 3,000,000 shares
          Issued - 0 shares                  ---            ---
     Common stock, $.001 par value
          32,000,000 shares authorized;
          16,580,487 shares outstanding at
          March 31 and at June 30            17,000         17,000
     Additional paid-in capital              22,692,000     22,692,000
     Accumulated deficit                     (20,649,000)   (20,683,000)
     Less treasury stock (299,265 shares at March 31
          and June 30); at cost              (15,000)       (15,000)
                                             ------------   ------------
     Total shareholders' equity              2,045,000      2,011,000
                                             ------------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $2,981,000     $3,245,000
                                             ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                          Consolidated Statements of Income
                                     (Unaudited)

                                             Quarter Ended June 30
                                             1997           1996
                                             ------------   ------------
REVENUE
Oil and gas sales                            $650,000       $725,000
Well service revenue                         1,000          11,000
                                             ------------   ------------
     Total revenue                           651,000        736,000
                                             ------------   ------------
EXPENSES
Oil and gas production                       400,000        385,000
Production tax                               63,000         70,000
Well service expenses                        1,000          12,000
Depreciation, depletion and amortization     122,000        132,000
General and administrative                   28,000         42,000
                                             ------------   ------------
     Total operating expenses                614,000        641,000
                                             ------------   ------------
INCOME FROM OPERATIONS                       37,000         95,000
                                             ------------   ------------
OTHER INCOME (EXPENSE)
Interest and other income                    8,000          3,000
Interest expense                             (11,000)       (24,000)
                                             ------------   ------------
     Total other expense                     (3,000)        (21,000)

INCOME BEFORE INCOME TAXES                   34,000         74,000
Income taxes                                 ---            ---
                                             ------------   ------------
NET INCOME                                   $34,000        $74,000
                                             ============   ============
WEIGHTED AVG. NUMBER OF SHARES OUTSTANDING   16,580,487     16,580,487
                                             ============   ============
NET INCOME PER SHARE                         $.002          $.004
                                             ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                             Quarter Ended June 30
                                             1997           1996
                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVIITIES
Net income                                   $34,000        $74,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation, depletion and amortization   122,000        132,000
  Change in current assets & current liabilities:
     Accounts receivable, net                65,000         57,000
     Accounts payable & accrued liabilities  (208,000)      (210,000)
     Other current assets                    118,000        2,000
  Change in other assets                     2,000          ---
  Loss/(gain) on sale of assets              (7,000)        (1,000)
  Other                                      4,000          3,000
                                             ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    130,000        57,000
                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
     Oil and gas property                    (54,000)       (56,000)
     Support equipment                       ---            ---
Proceeds from sale of property and equipment ---            1,000
                                             ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES        (54,000)       (55,000)
                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing                      ---            42,000
Long-term debt payments                      (90,000)       (90,000)
Purchase of treasury stock                   ---            ---
                                             ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES        (90,000)       (48,000)
                                             ------------   ------------
CASH
Net increase (decrease)                      (14,000)       (46,000)
Balance at beginning of period               97,000         92,000
                                             ------------   ------------
Balance at end of period                     $83,000        $46,000
                                             ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                       $11,000        $24,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                    June 30, 1997

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB as of March 31, 1997.

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

INCOME TAXES

At March 31, 1997, the Company had available approximately $11,552,000 of net operating loss carryforwards which expire in varying amounts in the years 1998 through 2011. The Company also has available a depletion carryover of approximately $3,723,000.

The Company recognizes deferred income tax assets and liabilities based on enacted tax laws for all temporary differences between financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary (i.e., more likely than not), by a valuation allowance for the amount of any tax benefits which, based on current circumstances, are not expected to be realized. The Company's net deferred tax asset of $5,099,000 was offset by a valuation allowance of an equal amount, resulting in no cumulative effect on operations.

The Company's deferred tax liabilities and assets are comprised of the following components at March 31, 1997:

                                             1997
                                             ------------
     Deferred tax liabilities
          Depreciation and depletion         $(582,000)

     Deferred tax assets
          Net operating loss carryforwards   4,292,000
          Statutory depletion carryforward   1,389,000

     Valuation allowance                     (5,099,000)
                                             ------------
     Net deferred tax asset                  $0
                                             ============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY During the quarter just ended, current assets decreased 27% from $723,000 at year ended March 31, 1997 (March 31) to $526,000 at June 30, 1997
(June 30) and current liabilities decreased 36% from $585,000 at March 31 to $377,000 at June 30. Consequently, the Company's current ratio increased from 1.24:1 at March 31 to 1.40:1 at June 30.

The decrease in current assets was due to (1) lower accounts receivable and (2) fewer other current assets at June 30. Oil and gas sales receivable was lower due to decreases in volumes sold and average prices. Joint interest and other receivables were lower due to the receipt of payments during the normal course of business. Other current assets decreased from March 31 due to either the sale of unused lease and well equipment to unrelated third parties or the transfer of such equipment to other wells operated by the Company.

The decrease in current liabilities consisted primarily of payments of ad valorem and production taxes as well as the payment of invoices during the normal course of business.

DEBT During the fiscal quarter ended June 30, 1997, long-term debt decreased as a result of monthly principal payments of thirty thousand dollars per month. There were no changes to the terms of the Company's debt facilities. Reference should be made to the Company's Form 10-KSB as of March 31, 1997 for disclosure regarding the Company's debt.

HEDGING At June 30, 1997, the Company had 35 open futures and/or options contracts to hedge future deliveries with maturities ranging from July 1997 through May 1998 at prices ranging from $19.80 to $20.02 per barrel. It should be noted that 35 contracts does not necessarily indicate that the Company has hedged 35,000 barrels of production in that some futures contracts and option contracts may offset each other in volume.

LIQUIDITY OUTLOOK   The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 1998.

STRATEGY IMPLEMENTATION
The Company previously disclosed it successfully recompleted the George Anderson #25-1 in North Dakota into the Gunton formation at an initial production rate of 149 barrels of oil per day (BOPD), 20 barrels of water per day (BWPD) and 41 thousand cubic feet of gas per day (MCFGPD). Subsequent to the end of the first fiscal quarter, the well ceased to produce due to a build-up of salt in the tubing. Attempts to repair the well were successful in that the well was returned to production. However, post-repair production is approximately 70 BOPD, 20 BWPD and 25 MCFGPD. At this time it is not known if the well was damaged in the repair or if this is an indication of partial depletion of a limited reservoir. Basic has a fifty-one percent (51%) revenue interest in the well. Management believes if the well maintains even the post-repair production rate, the well will have a favorable impact on Basic's future reserves and cash flow.

Subsequent to the end of the first fiscal quarter, the Company began an effort to exploit "behind pipe" potential in a Sheridan County, Montana well. The effort proved unsuccessful in the first zone entered. However, there are four remaining formations in this wellbore that the Company plans to investigate. Results of this effort are expected to be known by the end of the second fiscal quarter. Basic has an approximately eighty-five percent (85%) revenue interest in the well.

As indicated in previous reports, the Company has a number of uneconomic wells which recently have been shut-in. The Company plans to plug and abandon five such wells in the second fiscal quarter. The Company expects the sale of salvaged equipment to cover the cost of this effort.

The Company continues to pursue the acquisition of wells, primarily in the Williston basin, as its core strategy. The Company made three unsuccessful offers in the first fiscal quarter and expects to make two acquisition attempts in its second fiscal quarter. The Company has no way to predict if such efforts will be successful.

OUTLOOK FOR REMAINDER OF FISCAL YEAR 1998
To the extent that funds are available, the Company intends to pursue the acquisition of producing properties and the exploitation of both existing properties and those which it acquires. However, the Company may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding, change in oil or gas prices, lending institution requirements and other events which the Company is not able to anticipate.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30,1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

OVERVIEW
Operations in the quarter ended June 30, 1997 (1997) resulted in net income of $34,000 compared to net income of $74,000 in the same quarter in 1996 (1996).

REVENUES
Oil and gas sales revenue decreased $75,000 (10%) in 1997 from 1996. Of this amount, lower oil sales accounted for a negative variance of -$53,000 (-71%). Gas volume decreases accounted for a negative variance of -$17,000 (-23%) and the remaining variance of -$5,000 (-6%) was attributable to gas price decreases.

VOLUMES AND PRICES
Total liquid sales decreased 8%, from 35,400 barrels in 1996 to 32,400 barrels in 1997 while the price per barrel increased slightly from $18.08 in 1996 to $18.09 in 1997. Total gas sales decreased 20%, from 50,100 MCF's in 1996 to 39,900 MCF's in 1997, and the price per MCF decreased 7%, from $1.70 in 1996 to
$1.58 in 1997.   Liquid sales were  adversely impacted when produced inventory was not sold in time to be included with first quarter sales. The decrease in gas sales was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, increased $8,000 (2%) in 1997 from 1996 primarily due to workovers on several key properties. As a result of the increased production expense combined with lower sales volumes, the overall lifting cost per equivalent barrel increased from $10.40 in 1996 to $11.84 in 1997.

Depreciation, depletion and amortization expense decreased $10,000 (8%) in 1997 from 1996 due to decreases in Basic's sales volumes in the quarter just ended. As a result, the depletion rate increased from $2.93 per equivalent barrel in 1996 to $3.16 per equivalent barrel in 1997.

Net general and administrative expense decreased $14,000 (33%), from $42,000 in 1996 to $28,000 in 1997. Salaries and benefits were lower in 1997 due to having fewer employees. Professional fees, meals & entertainment, and other expenses were also lower in 1997. Consequently, as a result of this overall decrease, and in conjunction with decreased sales volumes, net general and administrative expense per equivalent barrel decreased from $.96 in 1996 to $.72 in 1997.



                             (Intentionally left blank)

         LIQUIDS AND NATURAL GAS PRODUCTION SALES PRICE AND PRODUCTION COST

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                   1997           1996
                                   ----------     ----------
Sales volume
     Oil (barrels)                 32,400         35,400
     Gas (mcf)                     39,900         50,100

Revenue
     Oil                           $587,000       $640,000
     Gas                           63,000         85,000
                                   ----------     ----------
     Total revenue                 650,000        725,000
Total production expense(1)        463,000        455,000
                                   ----------     ----------
Gross profit                       $187,000       $270,000
                                   ==========     ==========
Depletion expense                  $119,000       $128,000

Depletion expense per BOE(3)       $3.16          $2.93

Average production expense(2)(3)   $11.84         $10.40

Average sales price(3)
     Oil (per barrel)              $18.09         $18.08
     Gas (per mcf)                 $1.58          $1.70

----------------------------
(1)  Operating costs, including production tax
(2) Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded figures



                             (Intentionally left blank)

PART II.   OTHER INFORMATION
(Cumulative from March 31, 1997)

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 1997, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.



/s/ Ray Singleton        /s/ Karen E. Riner
---------------------    -----------------------
Ray Singleton, President Karen E. Riner, Controller
                         Principal Accounting Officer

Date:  August 14, 1997