Form 10QSB
period 1997-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1997-11-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
     Yes [X]   No [ ]

Shares of common stock outstanding on November 14, 1997:  16,580,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
                                        INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                             3

          Consolidated Balance Sheets - September 30, 1997
          and March 31, 1997                                               3

          Consolidated Statements of Operations - Quarter Ended
          and Six Months Ended September 30, 1997 and
          September 30, 1996                                               5

          Consolidated Statements of Cash Flows - Six Months Ended
          September 30, 1997 and September 30, 1996                        6

          Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis                             10
          Results of Operations                                            12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                                  September 30   March 31
                                                  1997           1997
                                                  (Unaudited)
                                                  ------------   ------------
ASSETS
Current assets
     Cash and cash equivalents                    $116,000       $97,000
     Accounts receivable
          Oil and gas sales                       238,000        255,000
          Joint interest and other receivables    94,000         128,000
          Less: allowance for doubtful accounts   (45,000)       (40,000)
     Other current assets                         211,000        283,000
                                                  ------------   ------------
Total current assets                              614,000        723,000
                                                  ------------   ------------
Property and equipment
     Oil and gas property (full cost method)      32,427,000     32,171,000
     Support equipment                            450,000        445,000
                                                  ------------   ------------
                                                  32,877,000     32,616,000
     Accumulated depletion - FCP (includes
     cumulative ceiling limitation charges
     of $14,091,000)                              (30,084,000)   (29,812,000)
     Accumulated depreciation                     (363,000)      (357,000)
                                                  ------------   ------------
Net property and equipment                        2,430,000      2,447,000
Other noncurrent assets                           74,000         75,000
                                                  ------------   ------------
Total Assets                                      $3,118,000     $3,245,000
                                                  ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                                  September 30   March 31
                                                  1997           1997
                                                  (Unaudited)
                                                  ------------   ------------
LIABILITIES
Current liabilities
     Accounts payable                             $442,000       $466,000
     Accrued liabilities                          115,000        119,000
                                                  ------------   ------------
Total current liabilities                         557,000        585,000

Long-term debt, less current portion              474,000        649,000

                                                  ------------   ------------
Total Liabilities                                 1,031,000      1,234,000
                                                  ------------   ------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value
     Authorized - 3,000,000 shares
     Issued - 0 shares                            ---            ---
Common stock, $.001 par value
     32,000,000 shares authorized;
     16,580,487 shares outstanding at March 31
     and at September 30                          17,000         17,000
Additional paid-in capital                        22,692,000     22,692,000
Accumulated deficit                               (20,607,000)   (20,683,000)
Less: treasury stock (299,265 shares at March 31
     and September 30); at cost                   (15,000)       (15,000)

Total shareholders' equity                        2,087,000      2,011,000
                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $3,118,000     $3,245,000
                                                  ============   ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                          Consolidated Statements of Income
                                     (Unaudited)

                         Six Months Ended              Quarter Ended
                         September 30                  September 30
                         1997           1996           1997           1996
                         ----------     ----------     ----------     ----------
REVENUE
Oil and gas sales        $1,359,000     $1,480,000     $709,000       $755,000
Well service revenue     12,000         17,000         11,000         6,000
                         ----------     ----------     ----------     ----------
Total revenue            1,371,000      1,497,000      720,000        761,000
                         ----------     ----------     ----------     ----------
EXPENSES
Oil and gas production   794,000        789,000        391,000        404,000
Production tax           123,000        140,000        63,000         70,000
Well service expenses    13,000         17,000         12,000         5,000
Depreciation, depletion
     and amortization    279,000        273,000        157,000        141,000
General & administrative 66,000         83,000         38,000         41,000
                         ----------     ----------     ----------     ----------
Total expenses           1,275,000      1,302,000      661,000        661,000
                         ----------     ----------     ----------     ----------
Income from operations   96,000         195,000        59,000         100,000
                         ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE)
Interest and other
     income (expense)    5,000          10,000         (3,000)        7,000
Interest expense         (25,000)       (45,000)       (14,000)       (21,000)
                         ----------     ----------     ----------     ----------
Total other expense      (20,000)       (35,000)       (17,000)       (14,000)
                         ----------     ----------     ----------     ----------
Income before
     income taxes        76,000         160,000        42,000         86,000
Income taxes             ---            ---            ---            ---
                         ----------     ----------     ----------     ----------
NET INCOME               $76,000        $160,000       $42,000        $86,000
                         ==========     ==========     ==========     ==========
Weighted average number
of shares outstanding    16,580,487     16,580,487     16,580,487     16,580,487
                         ==========     ==========     ==========     ==========
NET INCOME PER SHARE     $.005          $.010          $.003          $.005
                         ==========     ==========     ==========     ==========

                               See accompanying notes.
                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                  Six Months Ended
                                                  September 30
                                                  1997           1996
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $76,000        $160,000
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, depletion & amortization       279,000        273,000
     Change in current assets and
     current liabilities:
          Accounts receivable, net                54,000         8,000
          Accounts payable & accrued liabilities  (30,000)       (137,000)
          Other current assets                    69,000         2,000
     Other noncurrent assets                      1,000          2,000
     Other adjustments                            9,000          7,000
                                                  ----------     ----------
Net cash provided by operating activities         458,000        315,000
                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures:
     Oil and gas property                         (258,000)      (150,000)
     Support equipment                            (6,000)        (4,000)
Proceeds from sale of property and equipment      ---            1,000
                                                  ----------     ----------
Net cash used in investing activities             (264,000)      (153,000)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments                           (175,000)      (180,000)
Proceeds from borrowing                           ---            42,000
                                                  ----------     ----------
Net cash used in financing activities             (175,000)      (138,000)
                                                  ----------     ----------
CASH
Net increase                                      19,000         24,000
Balance at beginning of period                    97,000         92,000
                                                  ----------     ----------
Balance at end of period                          $116,000       $116,000
                                                  ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                            $25,000        $45,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                 September 30, 1997

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's March 31, 1997 Form 10-KSB.

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

RECENT ACCOUNTING PRONOUNCEMENTS On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in this Form 10-QSB regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

The Company's intentions and expectations described in this Form 10-QSB with respect to possible development activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the development merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the development cost. Subsequently-obtained information concerning the merits of any property, as well as changes in estimated development costs and ownership interest, may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans regarding these development activities. Furthermore, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as development prospects.

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

Item 2.  Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY During the six months just ended, current assets decreased 15% from $723,000 at year ended March 31, 1997 (March 31) to $614,000 at September 30, 1997 (September 30) and current liabilities decreased 5% from $585,000 at March 31 to $557,000 at September 30. Consequently, the Company's current ratio decreased from 1.24:1 at March 31 to 1.10:1 at September 30.

The decrease in current assets was due to (1) lower accounts receivable and (2) fewer other current assets at September 30. Oil and gas sales receivable was lower due to decreases in volumes sold and average prices. Joint interest receivables were lower due to the receipt of payments during the normal course of business. Other current assets decreased from March 31 due to either the sale of unused lease and well equipment to unrelated third parties or the transfer of such equipment to other wells operated by the Company.

The decrease in current liabilities consisted primarily of payments of ad valorem and production taxes as well as the payment of invoices during the normal course of business.

The increase in property and equipment from March 31 consisted primarily of costs associated with two successful recompletions in the first six months of the fiscal year, one in North Dakota and the other in Montana.

DEBT During the six months ended September 30, 1997, long-term debt decreased as the result of monthly principal payments. The Company has no obligation to make regularly scheduled principal payments until such time as the outstanding debt exceeds the borrowing base, which was at $905,000 at September 30, 1997. However, the Company has made and intends to continue making monthly debt payments in amounts comparable to prior periods. There were no changes to the terms of the Company's debt facilities. Reference should be made to the Company's Form 10-KSB as of March 31, 1997 for disclosure regarding the Company's debt.

HEDGING At September 30, 1997, the Company had 34 open futures and/or options contracts to hedge future deliveries with maturities ranging from October 1997 through November 1998 at prices ranging from $20.27 to $21.18 per barrel. It should be noted that 34 contracts does not necessarily indicate that the Company has hedged 34,000 barrels of production in that some futures contracts and option contracts may offset each other in volume.

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

STRATEGY IMPLEMENTATION

The Company previously disclosed the recompletion of a Divide County, North Dakota well into the Gunton formation, and subsequently, salt related production problems. The Company has devised a method to control the salt precipitation in the well and expects to initially stabilize production at approximately 79 barrels of oil per day (BOPD) and 23 barrels of water per day (BWPD). To date, the Company has spent approximately $47,000 on the recompletion and capital equipment.

During the quarter just ended, the Company recompleted a Sheridan County, Montana well. Following several unsuccessful attempts in various formations, the Company successfully established production from the Duperow formation with an initial potential of 23 BOPD and 29 BWPD. The well previously produced 16 BOPD and 214 BWPD from the Red River and Nisku formations. To date, the Company has spent $100,500 on the recompletion attempts.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON

OVERVIEW
Operations in the six months ended September 30, 1997 (1997) resulted in net income of $76,000 compared to net income of $160,000 for the same period in 1996
(1996).

REVENUES
Oil and gas sales revenue decreased $121,000 (8%) in 1997 from 1996. Of this amount, -$23,000 (-19%) was attributable to a decrease in oil production while oil price decreases accounted for a negative variance of -$68,000 (-56%). Gas volume decreases accounted for a negative variance of -$35,000 (-29%) and gas price increases accounted for a positive variance of $5,000 (4%).

VOLUMES AND PRICES
Total liquid production decreased slightly (2%) from 69,200 barrels in 1996 to 68,000 barrels in 1997 and the price per barrel decreased 5% from $18.79 in 1996 to $17.78 in 1997. Total gas production decreased 20% from 110,400 MCFs in 1996 to 88,600 MCFs in 1997 while the price per MCF increased 4% from $1.63 in 1996
to $1.69 in 1997.    The decrease in both liquid and gas production was
primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, decreased $12,000 (1%) in 1997 from 1996. This decrease was primarily the result of lower production taxes associated with the lower oil and gas sales revenue. In spite of the decreased production expense, the overall lifting cost per equivalent barrel increased 4% from $10.61 in 1996 to $11.08 in 1997 as a result of the decrease in sales volumes.

Depreciation, depletion and amortization expense increased $6,000 (2%) in 1997 over 1996 due to the decrease in the Company's reserves at the end of fiscal 1997. As a result, the average depletion expense per equivalent barrel increased 9% from $3.03 in 1996 to $3.29 in 1997.

Net general and administrative expense decreased $17,000 (20%) in 1997 from 1996. The largest decrease occurred in outside professional fees which alone decreased 50%. Increases occurred in general office expenses, which increased approximately $7,000 (19%). As a result of the overall decrease, and in conjunction with decreased production volumes in 1997 compared to 1996, net general and administrative expense per equivalent barrel decreased from $.95 in 1996 to $.80 in 1997.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

OVERVIEW
Operations in the quarter ended September 30, 1997 (1997) resulted in net income of $42,000 compared to net income of $86,000 in the quarter ended September 30, 1996 (1996).

REVENUES
Oil and gas sales revenue decreased $46,000 (6%) in 1997 from 1996. Oil price decreases accounted for a negative variance of -$75,000 (-155%) while approximately $34,000 (70%) was attributable to an increase in oil production. Gas volume decreases accounted for a negative variance of -$17,000 (-38%) and an increase in gas prices accounted for a positive $12,000 (23%) of the total variance.

VOLUMES AND PRICES
Total liquid production increased 5% from 33,800 barrels in 1996 to 35,600 barrels in 1997 while the price per barrel decreased 11% from $19.61 in 1996 to $17.48 in 1997. Total gas production decreased 19% from 60,000 MCFs in 1996 to 48,600 MCFs in 1997 while the price per MCF increased 15% from $1.57 in 1996 to $1.80 in 1997. The decrease in gas production was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, decreased $20,000 (4%) in 1997 from 1996. The majority of this decrease occurred in production expense, which decreased $13,000 (3%) in 1997 due to lower lease operating expenses and workovers. The overall lifting cost per equivalent barrel decreased 4% from $10.82 in 1996 to $10.39 in 1997.

Depreciation, depletion and amortization expense increased $16,000 (11%) in 1997 from 1996 due to the decrease in the Company's reserves at the end of fiscal 1997. As a result, the average depletion expense per equivalent barrel increased 12% from $3.13 in 1996 to $3.50 in 1997.

Net general and administrative expense decreased $3,000 (7%) in 1997 from 1996. This decrease was primarily the result of decreases in outside professional fees. Increases occurred in general office expenses, which increased $5,000 (28%). As a result of the overall decrease, and in conjunction with decreased gas production volumes in 1997 compared to 1996, net general and administrative expense per equivalent barrel decreased from $.94 in 1996 to $.87 in 1997.


                             (Intentionally left blank)

        LIQUIDS AND NATURAL GAS PRODUCTION, SALES PRICE AND PRODUCTION COSTS

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                         Six Months Ended              Quarter Ended
                         September 30                  September 30
                         1997           1996           1997           1996
                         ---------      ----------     ----------     ----------
Sales volume
     Oil (barrels)       68,000         69,200         35,600         33,800
     Gas (mcf)           88,600         110,400        48,600         60,000

Revenue
     Oil                 $1,209,000     $1,301,000     $622,000       $662,000
     Gas                 150,000        179,000        87,000         93,000
                         ----------     ----------     ----------     ----------
                         1,359,000      1,480,000      709,000        755,000
Total production exp.(1) 917,000        929,000        454,000        474,000
                         ----------     ----------     ----------     ----------
Gross profit             $442,000       $551,000       $255,000       $281,000
                         ==========     ==========     ==========     ==========

Depletion expense        $272,000       $265,000       $153,000       $137,000

Depl. exp. per BOE(3)    $3.29          $3.03          $3.50          $3.13

Average production
expense(2)(3)            $11.08         $10.61         $10.39         $10.82

Average sales price(3)
     Oil (per barrel)    $17.78         $18.79         $17.48         $19.61
     Gas (per mcf)       1.69           1.63           1.80           1.57

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Subsequent to the quarter just ended, the Company purchased, at auction, a twenty-percent working interest in a non-operated Red River well in Williams County, North Dakota. The company spent $30,000 in this effort.

The Company has submitted a sizable offer to an unrelated third party for eight wells in North Dakota. Management expects to receive a response to this offer by the end of its third fiscal quarter.

The Company has several other acquisition prospects it is evaluating and expects to submit offers in the current fiscal quarter.

Item 6.  Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.


BASIC EARTH SCIENCE SYSTEMS, INC.



/s/ Ray Singleton                         /s/ Karen E. Riner
------------------                        -------------------
Ray Singleton, President                  Karen E. Riner, Controller
                                          Principal Accounting Officer

Date:  November 14, 1997