Form 10QSB
period 1997-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1998-02-17
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                            Commission File Number 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.
----------------------------------
(Exact name of small business issuer as specified in its charter)

DELAWARE                                     84-0592823
---------                                    -----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

633 Seventeenth Street, Suite 1670, Denver, Colorado             80202
-----------------------------------------------------            ------
(Address of principal executive offices)                         (Zip Code)

(303) 294-9525
---------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Shares of common stock outstanding on February 16, 1998: 16,529,487

                          BASIC EARTH SCIENCE SYSTEMS, INC.

                                     FORM 10-QSB
                                        INDEX


PART I.   FINANCIAL INFORMATION
                                                                      Page
                                                                      -----
Item 1.   Financial Statements                                        3

          Consolidated Balance Sheets - December 31, 1997
          and March 31, 1997                                          3

          Consolidated Statements of Operations - Quarter Ended
          and Nine Months Ended December 31, 1997 and
          December 31, 1996                                           5

          Consolidated Statements of Cash Flows - Nine Months Ended
          December 31, 1997 and December 31, 1996                     6

          Notes to Financial Statements                               7

Item 2.   Management's Discussion and Analysis                        10

          Results of Operations                                       11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           15

Item 2.   Changes in Securities                                       15

Item 3.   Defaults Upon Senior Securities                             15

Item 4.   Submission of Matters to a Vote of Security Holders         15

Item 5.   Other Information                                           15

Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                            15

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                             December 31         March 31
                                             1997                1997
                                             ------------        ------------
                                             (Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents                      $45,000             $97,000
Accounts receivable
     Oil and gas sales                       218,000             255,000
     Joint interest and other receivables    216,000             128,000
     Less: allowance for doubtful accounts   (50,000)            (40,000)
     Other current assets                    207,000             283,000
                                             ------------        ------------
     TOTAL CURRENT ASSETS                    636,000             723,000
                                             ------------        ------------
PROPERTY AND EQUIPMENT
Oil and gas property (full cost method)      32,526,000          32,171,000
Support equipment                            447,000             445,000
                                             ------------        ------------
                                             32,973,000          32,616,000
Accumulated depletion - FCP (includes
     cumulative ceiling limitation charges
     of $14,091,000)                         (30,210,000)        (29,812,000)
Accumulated depreciation                     (367,000)           (357,000)
                                             ------------        ------------
     Net property and equipment              2,396,000           2,447,000
     Other noncurrent assets                 59,000              75,000
                                             ------------        ------------
TOTAL ASSETS                                 $3,104,000          $3,245,000
                                             ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2

                                             December 31         March 31
                                             1997                1997
                                             ------------        ------------
                                             (Unaudited)
LIABILITIES
CURRENT LIABILITIES
Accounts payable                             $356,000            $466,000
Accrued liabilities                          122,000             119,000
                                             ------------        ------------
TOTAL CURRENT LIABILITIES                    478,000             585,000

Long-term debt, less current portion         684,000             649,000
                                             ------------        ------------
TOTAL LIABILITIES                            1,162,000           1,234,000
                                             ------------        ------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value
     Authorized - 3,000,000 shares
     Issued - 0 shares                       ---                 ---
Common stock, $.001 par value
     32,000,000 shares authorized;
     16,529,487 shares outstanding at
     December 31 and 16,580,487 shares
     outstanding at March 31                 17,000              17,000
Additional paid-in capital                   22,692,000          22,692,000
Accumulated deficit                          (20,744,000)        (20,683,000)
Less: treasury stock (350,265 shares at
     December 31 and 299,265 shares at
     March 31); at cost                      (23,000)            (15,000)
                                             ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                   1,942,000           2,011,000
                                             ------------        ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $3,104,000          $3,245,000
                                             ============        ============

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Operations
                                     (Unaudited)

                         Nine Months Ended             Quarter Ended
                         December 31                   December 31
                         1997           1996           1997           1996
                         ----------     ----------     ----------     ----------
REVENUE
Oil and gas sales        $1,908,000     $2,288,000     $549,000       $808,000
Well service revenue     18,000         26,000         6,000          9,000
                         ----------     ----------     ----------     ----------
TOTAL REVENUE            1,926,000      2,314,000      555,000        817,000
                         ----------     ----------     ----------     ----------
EXPENSES
Oil and gas production   1,237,000      1,378,000      443,000        589,000
Production tax           172,000        210,000        49,000         70,000
Well service expenses    21,000         26,000         8,000          9,000
Depr., depletion and
   amortization          407,000        429,000        128,000        156,000
General & administrative 118,000        130,000        52,000         47,000
                         ----------     ----------     ----------     ----------
TOTAL EXPENSES           1,955,000      2,173,000      680,000        871,000
                         ----------     ----------     ----------     ----------
INCOME (LOSS) FROM
OPERATIONS               (29,000)       141,000        (125,000)      (54,000)

OTHER INCOME (EXPENSE)
Interest & other income  10,000         13,000         5,000          3,000
Interest expense         (42,000)       (67,000)       (17,000)       (22,000)
                         ----------     ----------     ----------     ----------
TOTAL OTHER INC. (EXP.)  (32,000)       (54,000)       (12,000)       (19,000)
                         ----------     ----------     ----------     ----------
NET INCOME (LOSS) BEFORE
INCOME TAXES             (61,000)       87,000         (137,000)      (73,000)
Income taxes             ---            ---            ---            ---
                         ----------     ----------     ----------     ----------
NET INCOME (LOSS)        $(61,000)      $87,000        $(137,000)     $(73,000)
                         ==========     ==========     ==========     ==========
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    16,561,265     16,580,487     16,523,031     16,580,487
                         ==========     ==========     ==========     ==========
NET INCOME (LOSS)
PER SHARE                $(.004)        $.005          $(.008)        $(.004)
                         ==========     ==========     ==========     ==========

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                             Nine Months Ended
                                                  December 31
                                             1997           1996
                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $(61,000)      $87,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     Depreciation, depletion & amortization  407,000        429,000
     Loss on sale of assets                  1,000          ---
     Change in current assets and current
     liabilities:
          Accounts receivable, net           (45,000)       (59,000)
          Accounts payable and accrued
               liabilities                   (110,000)      8,000
          Other current assets               74,000         (12,000)
     Other noncurrent assets                 2,000          3,000
     Other adjustments                       16,000         11,000
                                             ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    284,000        467,000
                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures
     Oil and gas property                    (358,000)      (315,000)
     Support equipment                       (3,000)        (5,000)
Proceeds from sale of property & equipment   ---            1,000
                                             ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES        (361,000)      (319,000)
                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing                      210,000        132,000
Long-term debt payments                      (175,000)      (270,000)
Purchase of treasury stock                   (10,000)       ---
                                             ----------     ----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                         25,000         (138,000)
                                             ----------     ----------
CASH
Net increase (decrease)                      (52,000)       10,000
Balance at beginning of period               97,000         92,000
                                             ----------     ----------
Balance at end of period                     $45,000        $102,000
                                             ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                       $42,000        $67,000

                               See accompanying notes.

                          Basic Earth Science Systems, Inc.
                            Notes to Financial Statements
                                  December 31, 1997

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION Certain prior year amounts may have been reclassified to conform to current year presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The Company's intentions and expectations described in this Form 10-QSB with respect to possible development activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the development merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the development cost. Subsequently-obtained information concerning the merits of any property, as wells as changes in estimated development costs and ownership interest, may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans regarding these development activities. Furthermore, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as development prospects.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY During the past three fiscal quarters, current assets decreased 12% from $723,000 at year ended March 31, 1997 (March 31) to $636,000 at December 31, 1997 (December 31) and current liabilities decreased 18% from $585,000 at March 31 to $478,000 at December 31. Because the change in current liabilities was greater than the change in current assets, the Company's current ratio increased from 1.24:1 at March 31 to 1.33:1 at December 31.

The decrease in current assets was due to (1) lower oil and gas sales receivable; (2) fewer other current assets; and (3) a lower cash balance at December 31. Oil and gas sales receivable was lower due to decreases in volumes sold and average oil prices. Other current assets decreased from March 31 due to the sale of unused lease and well equipment to unrelated third parties or, if necessary, the transfer of unused equipment to other wells operated by the Company. The lower cash balance was due to the payment of invoices during the normal course of business. In addition, invoices related to unanticipated workovers and planned recompletions during the past three fiscal quarters
contributed significantly to the decrease in cash since March 31.   The above-
mentioned decreases more than offset the increase in joint interest and other receivables, which was higher at December 31 primarily due to two third-quarter events: (1) the sale of equipment to an unrelated third party and (2) the sale of the Company's working interest in two non-operated wells in North Dakota.

The decrease in current liabilities since March 31 consisted primarily of payments of ad valorem and production taxes as well as the payment of invoices during the normal course of business and the additional volume of workover and recompletion invoices just mentioned.

Other noncurrent assets have decreased 21% from $75,000 at March 31 to $59,000 at December 31 primarily due to monthly hedging transactions. The increase in property and equipment from March 31 consisted primarily of costs associated with two successful recompletions in the first six months of the fiscal year, one in North Dakota and the other in Montana.

DEBT During the nine months ended December 31, 1997, long-term debt increased $35,000 as the result of drawing $210,000 on the Company's line of credit, which exceeded total principal payments of $175,000. The Company has no obligation to make regularly scheduled principal payments until such time as the outstanding debt exceeds the borrowing base, which was at $840,000 at December 31, 1997. However, with the exception of two months so far this fiscal year, the Company has made and intends to continue making monthly debt payments in amounts comparable to prior periods.

On October 31, 1997, the following modifications were made to the Company's hedging revolving line of credit (RLOC): (1) the maturity date was extended from December 31, 1997 to December 31, 1998; and (2) the face amount of the loan was decreased from $900,000 to $150,000. This reduction was made following the Company's decision to use put options rather than futures contracts as the Company's primary hedging instrument. There were no changes to the terms of the Company's declining balance revolving line of credit (DBRLOC). Reference should be made to the Company's Form 10-KSB for March 31, 1997 for complete disclosure regarding the Company's debt.

HEDGING At December 31, 1997, the Company had 24 open put options to hedge future deliveries with maturities ranging from January 1998 through December 1998 at strike prices of $19.00 and $20.00 per barrel.

LIQUIDITY OUTLOOK   The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Despite the Company's increased monthly debt repayment and interest requirements, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in the remainder of fiscal year 1998.

STRATEGY IMPLEMENTATION
During the quarter just ended, the Company purchased, at auction, a twenty-percent working interest in a non-operated Red River well in Williams County, North Dakota and a twenty-six percent interest in a non-operated Red River well in McKenzie County, North Dakota. The company spent $30,000 and $3,500, respectively, in these efforts.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE COMPARISON
OVERVIEW
Operations in the nine months ended December 31, 1997 (1997) resulted in a net loss of ($61,000) compared to net income of $87,000 in the nine months ended December 31, 1996 (1996).

REVENUES
Oil and gas sales revenue decreased $380,000 (-17%) in 1997 from 1996. Of this amount, oil price increases accounted for a negative variance of $196,000 (-52%) and decreases in oil production accounted for a negative variance of $139,000 (- 37%). Gas volume decreases accounted for a negative variance of $62,000 (-16%) while gas price increases accounted for an $17,000 positive variance (5%).

VOLUMES AND PRICES
Total liquid production decreased 7%, from 102,900 barrels in 1996 to 95,700 barrels in 1997, while the average price per barrel decreased 11% from $19.48 in 1996 to $17.42 in 1997. Total gas production decreased 22% from 163,300 MCF in 1996 to 127,400 MCF in 1997, while the price per MCF increased 8% from $1.74 in 1996 to $1.88 in 1997. Liquid sales were adversely impacted when produced inventory was not sold in time to be included with third quarter sales. The decrease in gas production was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, decreased $179,000 (- 11%) in 1997 from 1996. Oil and gas production expense would have been $34,000 less in 1997 had it not been for a major wellbore repair on a North Dakota property. This decrease in production expense, in conjunction with lower sales volumes, lead to a decrease in the overall lifting cost per equivalent barrel from $12.20 in 1996 to $11.82 in 1997 (-3%).

Total depreciation, depletion and amortization expense decreased $22,000 (-5%) in 1997 from 1996 due to the lower sales volumes. Because the change in sales volumes was greater than the change in depletion expense, the average depletion expense per equivalent barrel actually increased 6% from $3.21 in 1996 to $3.40 in 1997.

Net general and administrative expense decreased $12,000 (-9%) in 1997 from 1996. Professional fees were lower in 1997, which more than offset an increase in office expenses. As a result of the overall decrease, which was less than the decrease in sales volumes in 1997 compared to 1996, net general and administrative expense per equivalent barrel actually increased slightly from $1.00 in 1996 to $1.01 in 1997.


QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996 OVERVIEW
Operations in the quarter ended December 31, 1997 (1997) resulted in a net loss of ($137,000) compared to a net loss of ($73,000) in the quarter ended December 31, 1996 (1996).

REVENUES
Oil and gas sales revenue decreased $259,000 (-32%) in 1997 from 1996. Of this amount, oil production decreases accounted for a negative variance of $126,000 (-49%) while oil price decreases accounted for a negative variance of $120,000 (-46%). Gas volume decreases accounted for a negative variance of $28,000 (- 11%) while an increase in gas prices accounted for a positive $15,000 (6%) of the total variance.

VOLUMES AND PRICES
Total liquid production decreased 18%, from 33,700 barrels in 1996 to 27,700 barrels in 1997, while the average price per barrel decreased 20%, from $20.88 in 1996 to $16.61 in 1997. Total gas production decreased 27%, from 52,900 MCF in 1996 to 38,800 MCF in 1997, while the price per MCF increased 19%, from $1.98 in 1996 to $2.36 in 1997. Liquid sales were adversely impacted when produced inventory was not sold in time to be included with third quarter sales. The decrease in gas production was primarily due to normal production decline.

EXPENSES
Oil and gas production expense, including production tax, decreased $167,000 (- 25%) in 1997 from 1996. Oil and gas production expense would have been $34,000 less in 1997 had it not been for a major wellbore repair on a North Dakota property. This decrease in production expense, in conjunction with lower sales volumes, lead to a decrease in the overall lifting cost per equivalent barrel from $15.40 in 1996 to $14.40 in 1997 (-7%).

Total depreciation, depletion and amortization expense decreased $28,000 (-18%) in 1997 from 1996 as a result of lower sales volumes. Because the change in sales volumes was greater than the change in depletion expense, the average depletion expense per equivalent barrel actually increased 3% from $3.60 in 1996 to $3.70 in 1997.

Net general and administrative expense increased $5,000 (11%) in 1997 compared to 1996 primarily as a result of higher office expenses. Because of the overall increase, and in conjunction with decreased production volumes in 1997 compared to 1996, net general and administrative expense per equivalent barrel increased from $1.11 in 1996 to $1.50 in 1997.

LIQUIDS AND NATURAL GAS PRODUCTION, SALES PRICES AND PRODUCTION COSTS

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                         Nine Months Ended             Quarter Ended
                         December 31                   December 31
                         1997           1996           1997           1996
                         ----------     ----------     ----------     ----------
Production
     Oil (barrels)       95,700         102,900        27,700         33,700
     Gas (mcf)           127,400        163,300        38,800         52,900

Revenue
     Oil                 $1,668,000     $2,004,000     $459,000       $703,000
     Gas                 240,000        284,000        90,000         105,000
                         ----------     ----------     ----------     ----------
                         1,908,000      2,288,000      549,000        808,000
Total production exp.(1) 1,409,000      1,588,000      492,000        659,000
                         ----------     ----------     ----------     ----------
Gross profit             $499,000       $700,000       $57,000        $149,000
                         ==========     ==========     ==========     ==========
Depletion expense        $398,000       $418,000       $126,000       $153,000

Depl. exp. per BOE(3)    $3.40          $3.21          $3.70          $3.60

Average sales price (3)
     Oil (per barrel)    $17.42         $19.48         $16.61         $20.88
     Gas (per mcf)       $1.88          $1.74          $2.36          $1.98

Average production
expense (2)(3)           $11.82         $12.20         $14.40         $15.50

--------------------------
(1)  Operating expenses, including production tax
(2) Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded numbers




                             (Intentionally left blank.)

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



                                        BASIC EARTH SCIENCE SYSTEMS, INC.



                                        /s/ Ray Singleton
                                        --------------------
Date:  February 16, 1998                Ray Singleton
                                        President and Acting Treasurer