Form 10KSB
period 1998-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1998-07-09
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 1998

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

Issuer's revenues for its most recent fiscal year:  $2,450,000

As of June 15, 1998, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $345,000.

The proxy statement for the 1998 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 1998

                                Table of Contents
                                -----------------

Part I:                                                                   Page
                                                                          ----

   Item 1.           Description  of Business............................   3

   Item 2.           Description of  Property............................   9

   Item 3.           Legal Proceedings...................................  11

   Item 4.           Submission of Matters to a Vote of Security Holders.  11

Part II:

   Item 5.           Market for Common Equity and Related Stockholder
                     Matters.............................................  12

   Item 6.           Management's Discussion and Analysis or
                     Plan of Operation...................................  13

   Item 7.           Financial Statements................................  20

   Item 8.           Changes In and Disagreements With Accountants
                     On Accounting and Financial Disclosure..............  41

Part III:

   Item 9.           Directors, Executive Officers, Promoters and
                     Control Persons; Compliance With
                     Section 16(a) of the Exchange Act...................  41

   Item 10.          Executive Compensation..............................  41

   Item 11.          Security Ownership of Certain Beneficial Owners
                     and Management......................................  41

   Item 12.          Certain Relationships and Related
                     Transactions........................................  41

Part IV:

   Item 13.          Exhibits and Reports on Form 8-K....................  42

Part I
------

                                     ITEM 1
                             DESCRIPTION OF BUSINESS

Overview
--------

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

Business Development
--------------------

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

In the fiscal year ended March 31, 1996 compared to the previous year, oil and gas sales revenue increased 97% from approximately $1.4 million to approximately $2.8 million and Cash Flows from Operating Activities increased 484% from $134,000 to $782,000. Production expense was higher than expected and net income was lower than expected due to the magnitude of unanticipated equipment repair costs associated with a large acquisition the Company completed the previous year in the Williston basin.

In the fiscal year ended March 31, 1997 compared to the previous year, oil and gas sales revenue increased 7% from approximately $2.8 million to approximately $3.0 million, while Cash Flows from Operating Activities decreased 30% from $782,000 to $544,000. This decrease in cash flow was primarily a result of reducing the Company's payables, accrued liabilities and other current assets.

In the fiscal year ended March 31, 1998 compared to the previous year, oil and gas sales revenue decreased 20% from approximately $3.0 million to approximately $2.4 million, while Cash Flows from Operating Activities decreased 25% from $544,000 to $406,000. This decrease in cash flow was primarily a result of reducing the Company's payables, accrued liabilities and loss from operations.

During the last half of the Company's fiscal year, the price of oil on the New York Mercantile Exchange (NYMEX) plummeted from $21.18 per barrel at September 30, 1997 to $15.61 per barrel at March 31, 1998; reaching a low on March 17th of $13.23 per barrel. These declines have had a profound impact on the Company's cash flow, reserves as calculated in accordance with SEC regulations, plan of operation and outlook. As a result of this impact, the Company's independent auditors have included a "going concern" explanatory paragraph in their report of Independent Certified Public Accountants. An expanded discussion of this issue can be found in Item 6, Management Discussion and Analysis and in Note 2 to the Audited Financial Statements.

Contemplated Activities
-----------------------

General The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. However, the Company has suspended this plan pending the recovery of oil prices. In the interim, the Company is focusing on reducing both lease operating and general and administrative expenses. In addition, the Company plans to accelerate its plans to divest and/or abandon marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. The Company may also alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

Development The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. However, given current oil prices, management does not expect to pursue these potential opportunities in the upcoming fiscal year unless oil prices improve.

Acquisitions The Company continues to evaluate properties which are made available for sale. However, there can be no assurances that funds will be available to pursue such opportunities or that offers the Company submits may be accepted.

Drilling While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

Divestitures/Abandonment The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends accelerate its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

Segment Information and Major Customers
---------------------------------------

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

The Company believes that substantially all domestic oil, which is produced, can be readily sold at prevailing market prices. The oil prices the Company receives are slightly lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 1998, Basic sold 64 percent of its oil and gas production to a total of three purchasers: 19 percent to Cenex, Inc., 21 percent to Murphy Oil USA, Inc. and 24 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic's gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end users.

Competition
-----------

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

Regulations
-----------

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

Certain Risks
-------------

Volatility of Oil & Gas Prices The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility is expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's oil and gas reserves.

Uncertainty of Reserve Information and Future Net Revenue Estimates There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this Form 10-KSB represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day; the last day of the Company's fiscal year. For these reasons, the Company believes oil and gas reserves are valued as current inventory rather than long term assets and believes such estimates to be unreasonable and unreliable.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any estimate is a function of the quality of available data, engineering, and geological interpretation and judgement. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as future operating costs, severance and excise taxes, development costs, workover costs, remedial costs and the assumed effects of regulations by governmental agencies, all of which may in fact vary considerable from actual results. Other variables, specifically oil and gas prices are fixed at the prices existing on the last day of the fiscal year, whether such prices or reasonable; and which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any property or any group of properties, classifications of such reserves based upon risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

Reserves, as calculated by SEC regulations, as referred to in this Form 10-KSB, should not be construed as the current market value of the estimated oil and gas attributable to the Company's properties. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and incidence of expenses in connection with both extraction costs and development costs. In addition, the 10% discount factor, which is required to be used for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect at the time of calculation.

Operating Hazards The oil and gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company may be liable for environmental damage caused by previous owners of properties purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental agencies may be incurred, the payment of which could reduce or eliminate the funds available for acquisitions, development, exploration or result in losses to the Company. Although the Company is not fully insured against all environmental and other risks, it maintains insurance coverage which it believes is customary in the industry.

Forward-Looking Statements
--------------------------

This Form 10-KSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including, without limitation, the statements under "Item 1. Description of Business", "Item 6. Management's Discussion and Analysis or Plan of Operation", and Note 2 to the Consolidated Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements included in this Form 10-KSB.

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

Other
-----

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

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

Producing Properties: Locations and Impact As of March 31, 1998, Basic owned an interest in 83 oil wells and 19 gas wells. Basic currently operates 60 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 74 percent of Basic's total liquid hydrocarbon sales and approximately 55 percent of total gas sales in the year ended March 31, 1998. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                                    Producing Property
                                    ------------------

                          Gross Wells               Net Wells (%)
                        ---------------           ----------------
                         Oil       Gas             Oil       Gas
                         ---       ---             ---       ---
         Colorado          0         4             0.00      2.40
         Kansas            3         0             0.62      0.00
         Louisiana         3         8              .47       .28
         Montana          15         0            11.86      0.00
         New Mexico        0         5             0.00      0.98
         North Dakota     26         0            13.07      0.00
         Oklahoma          2         1             0.50      0.31
         Texas            32         1            26.19      0.23
         Wyoming           2         0             0.35      0.00
                        ----        --            -----      ----
         Total            83        19            53.06      4.20

Reserves At March 31, 1998, the discounted present value of Basic's estimated proved reserves was approximately $1,324,000 reflecting a 57% decrease from the previous year's reserves of $3,082,000. This decrease was primarily the result of lower oil prices at March 31, 1998 compared to the previous year, and actual production of forecast reserves. The analysis of Basic's oil and gas reserves and the financial analysis of the oil and gas properties are in Notes 12 to the Consolidated Financial Statements.

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

     Acreage                   Developed Acreage        Undeveloped Acreage
     -------                   -----------------        -------------------
                               Gross         Net         Gross         Net
                               -----         ---         -----         ---
     Colorado                    640          384            0            0
     Kansas                      800          130            0            0
     Louisiana                 1,925          110            0            0
     Montana                   2,720        2,029        2,600          826
     New Mexico                  800          156            0            0
     North Dakota              5,612        2,445        2,111          511
     Oklahoma                    320           85            0            0
     Texas                     3,166        2,311           80           65
     Wyoming                     634          242        1,016          486
                              ------       ------       ------       ------
     Total                    16,617        7,892        5,807        1,888
                              ======       ======       ======       ======


Field Service Equipment At March 31, 1998, the Company's subsidiary, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, four pickup trucks and six ancillary service vehicles. None of the vehicles are encumbered.

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

                                     ITEM 3
                                LEGAL PROCEEDINGS

None.

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fiscal quarter ended March 31, 1998.






                           (Intentionally left blank)

Part II
-------


                                     ITEM 5
                            MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid prices for each quarter of the last two fiscal years. Prices are obtained from National Quotation Bureau, LLC.

                                                  High             Low
                                                --------          -----
Year Ended March 31, 1997
-------------------------

First Quarter...............................    $ .0312          $ .0312
Second Quarter..............................      .0500            .0312
Third Quarter...............................      .0900            .0500
Fourth Quarter..............................      .0900            .0700

Year Ended March 31, 1998
-------------------------

First Quarter...............................    $ .0700          $ .0700
Second Quarter..............................      .0800            .0700
Third Quarter...............................      .1000            .0800
Fourth Quarter..............................      .1100            .0700


The bid price on June 15, 1998 was $0.03. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 1998, Basic had approximately 2,470 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Going Concern and Liquidity Outlook The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss for the year ended March 31, 1998 due to the fall of oil prices during the year, incurred a ceiling limitation writedown of $870,000 on its reserves and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to restructure its debt and sell certain assets to meet working capital demands.

The financial statements do not include any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs.

The Company's cash flow has been adversely affected by plummeting oil prices. Given the Company's projected production, and continued low oil prices, the Company will have to severely curtail both its field activities and its administrative expenses.

Furthermore, under the Company's loan agreement, Basic is expected to begin making scheduled principal payments on its RLOC in the amount of $30,000 per month beginning in August 1998. Management is currently in discussions with its bank to both adjust its loan covenants and postpone scheduled principal payments and/or re-structure its loan.

The Company holds a number of marginal wells, which have been shut down due to low oil prices. Basic intends to accelerate its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

The Company holds several major value properties (relative to the size of its existing debt). If all other efforts fail, and oil prices do not recover, the Company may chose to sell one or several of these properties in order to reduce or extinguish its existing debt.

Even if the Company is successful in any or all of these efforts, there can be no assurance that the Company will be able to continue to meet its existing obligations as they become due in fiscal year 1999. Additionally, if oil prices drop further, the Company may incur further ceiling test limitations and be required to write down additional assets.

Capital Structure and Liquidity
-------------------------------

Financing The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

Bank Debt On December 13, 1996, Norwest Bank Colorado, N.A. (the Bank) and the Company modified the Company's loan agreement to set the borrowing base to $1,200,000 effective December 13, 1996. This modification also extended the maturity date of the Declining Balance, Revolving Line of Credit (DBRLOC) to April 1, 2000 and the maturity date of the hedging Revolving Line of Credit
(RLOC) to December 31, 1998. All other terms and conditions remain in full force and effect. Information concerning the Company's debt appears in Note 4 to the Consolidated Financial Statements.

Hedging Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of principal payments due in fiscal 1997 and 1998, management recognized that fluctuations in crude oil prices could have a negative impact on the Company's financial affairs. Accordingly, the Company entered futures and/or options contracts in order to hedge this exposure. Currently, the Company uses options, rather than futures contracts, in order to participate more fully if prices were to again escalate. The Company did not hedge any gas production. Information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

Liquidity The Company's  current  ratio  decreased  from 1.2:1 at March 31, 1997
(1997) to .7:1 at March 31, 1998 (1998). A specific Bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At March 31, 1998, the Company was in compliance with all Bank covenants and the Company's current ratio was 1:1 as calculated per the provisions of the covenants.

During the fiscal year just ended, current assets decreased $242,000 (33%) from $723,000 at 1997 to $481,000 at 1998 while current liabilities increased 20% from $585,000 at 1997 to $702,000 at 1998. Cash decreased $45,000 (46%) from
$97,000 at 1997 to $52,000 at 1998.

Other At March 31, 1998, the Company had a deferred tax asset of $3,906,000 that had a 100% valuation allowance recorded to reflect management's evaluation that it is more likely than not that all of the deferred tax asset will not be realized.

Impact of Inflation Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

Overview In addition to the Company's routine and predictable production-related costs, its general and administrative expenses and its debt repayment requirements, the Company requires capital to fund the development and enhancement of recently acquired properties and the capital to fund the acquisition of additional properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, given the proximity of the existing bank debt to its borrowing base ceiling, the Company has little available debt capacity. The Company intends to postpone the acquisition and development of additional properties. Management intends to fund the Company's immediate needs with its internally-generated cash flow from operations.

Other Commitments As of June 13, 1998, the Company has no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office lease.

Results of Operations
---------------------

1998 Compared with 1997

Overview Operations in the fiscal year ended March 31, 1998 (1998) resulted in a net loss of $1,111,000 compared to net income of $109,000 for the fiscal year ended March 31, 1997 (1997). The primary source of the loss was a ceiling limitation charge of $870,000 recorded in 1998. Cash Flows from Operating
Activities decreased 25% from $544,000 in 1997 to $406,000 in 1998. This decrease in cash flow was primarily a result of reducing the Company's payables, accrued liabilities and loss from operations.

Revenues Oil and gas sales revenue decreased $591,000 (20%) over 1997. Of this amount, -$167,000 (-28%) was attributable to decreases in oil production and -$331,000 (56%) was attributable to declining oil prices. Furthermore, -$72,000 (-12%) was attributable to gas volume decreases while -$20,000 (4%) was attributable to declining gas prices.

Volumes and Prices Total liquid production decreased 6%, from 133,500 barrels in 1997 to 125,000 barrels in 1998, while the average price per barrel decreased 19% from $19.56 in 1997 to $16.91 in 1998. Total gas production decreased 18%, from 202,000 MCF in 1997 to 166,000 MCF in 1998, while the price per MCF decreased 14%, from $1.98 in 1997 to $1.86 in 1998. The decrease in liquid and gas production was due to normal production decline.

Expenses Oil and gas production expense and production taxes decreased $240,000 (11%) in 1998 over 1997. The majority of the decrease was in oil and gas production expense, which declined due to fewer special well repairs in 1998. The overall lifting cost per equivalent barrel decreased 3% from $12.75 in 1997 to $12.40 in 1998 due primarily to the decrease in well repairs and volumes produced.

A "ceiling limitation test" created a $870,000 write-down of the "full cost pool" in 1998. The Company capitalizes all costs associated with the acquisition, exploration and development of oil and gas property under the full cost method of accounting for its oil and gas activity. The book value of the "full cost pool" at March 31, 1998 was $2,213,000. This amount exceeded the present value (using a 10% discount factor) of estimated future net revenue from proved reserves at March 31, 1998. The Company was required to write down this excess.

Depletion expense per equivalent barrel increased 12% from $3.09 in 1997 to $3.50 in 1998, primarily because of the relatively fewer equivalent barrels of reserves, determined in accordance with SEC regulations. This decrease in reserves, calculated in accordance with SEC regulations, was primarily due to a decline in oil price at March 31, 1998. The increased depletion cost per barrel, contributed to actual depreciation and depletion expense increase of $16,000 (3%) in 1998 from 1997 even though fewer equivalent barrels were produced. The percentage of reserves depleted in the fiscal year just ended, increased from 18% in 1997 to 26% in 1998. Once again, this increase is the result of a decrease in reserves, determined in accordance with SEC regulations, as affected by oil price, rather than an increase in production.

Net general and administrative expense increased $7,000 (4%) in 1998 from 1997. This increase is primarily attributable to general inflation. As a result of the overall increase, and in conjunction with decreased production volumes, general and administrative expense per equivalent barrel increased from $1.02 in 1997 to $1.16 in 1998.

Other Income/(Expense) Other Income/(Expense) decreased $24,000 (-34%) from ($70,000) in 1997 to ($46,000) in 1998. This decrease was the result of lower interest expense combined with higher interest and other income.
 .










                           (Intentionally left blank)

                         Selected Financial Information
                         ------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                    1998       1997       1996
                                                    ----       ----       ----
Production:
         Oil (barrels) .........................   125,000    133,500    150,000
         Gas (mcf) .............................   166,000    202,000    214,000
Revenue: (in thousands)
         Oil ...................................  $  2,113   $  2,611   $  2,464
         Gas ...................................       309        402        349
                                                  --------   --------   --------
         Total .................................     2,422      3,013      2,813
Less: total production expense (in thousands)(1)     1,891      2,131      2,015
                                                  --------   --------   --------

Gross profit (in thousands) ....................  $    531   $    882   $    798
                                                  ========   ========   ========

Write down of oil & gas properties .............  $    870       --         --
Depletion expense (in thousands) ...............  $    534   $    517   $    533
General & administrative expense
         (in thousands) ........................  $    177   $    170   $    151

Average sales price:
         Oil (per barrel) ......................  $  16.91   $  19.56   $  16.43
         Gas (per mcf) .........................      1.86       1.98       1.63
Average production expense(2) ..................     12.40      12.75      10.85
Average gross profit(3) ........................      3.47       5.28       4.30
Average depletion expense(4) ...................      3.50       3.09       2.87
Average general & admin. expense(5) ............      1.16       1.02        .81

----------------------

1    Operating costs, including production tax
2 Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
3 Gross profit per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
4 Depletion expense per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
5 General & administrative expense per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

Year 2000
---------

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not timely completed, the Year 2000 problem may have a material impact on the operations of the Company. The Company does not believe that the costs of modifications or conversion will have a material effect.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and Other Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

















                           (Intentionally left blank)

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 1998 and 1997

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants - BDO Seidman, LLP.        21

Consolidated Balance Sheet............................................   22 - 23

Consolidated Statements of Operations.................................        24

Consolidated Statements of Shareholders' Equity.......................        25

Consolidated Statements of Cash Flows.................................        26

Notes to Consolidated Financial Statements............................   27 - 39

                                     ITEM 7
                              FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended
March 31, 1998, incurred a writedown of its oil and gas properties due to ceiling limitations and is in a negative working capital position. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            BDO SEIDMAN, LLP

Denver, Colorado
June 5, 1998



                                Basic Earth Science Systems, Inc.

                                   Consolidated Balance Sheets

                                     March 31, 1998 and 1997


Assets
------

                                                                   1998                1997
                                                               ------------        ------------

Current assets:
         Cash and cash equivalents                             $     52,000        $     97,000
         Accounts receivable:
                  Oil and gas sales                                 160,000             255,000
                  Joint interest and other receivables               97,000             128,000
                  Allowance for doubtful accounts                   (54,000)            (40,000)
         Other current assets                                       226,000             283,000
                                                               ------------        ------------

                  Total current assets                              481,000             723,000
                                                               ------------        ------------




Property and equipment:
         Oil and gas properties (full cost method)               32,559,000          32,171,000
Furniture, fixtures and equipment                                   450,000             445,000
                                                               ------------        ------------

                                                                 33,009,000          32,616,000
Accumulated depreciation                                           (374,000)           (357,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $14,961,000)                     (31,217,000)        (29,812,000)
                                                               ------------        ------------

Net property and equipment                                        1,418,000           2,447,000
Other noncurrent assets                                              85,000              75,000
                                                               ------------        ------------

         Total noncurrent assets                                  1,503,000           2,522,000
                                                               ------------        ------------

Total assets                                                   $  1,984,000        $  3,245,000
                                                               ============        ============


                        See accompanying report of independent certified
                            public accounts and notes to consolidated
                                      financial statements.

                                               22



                           Basic Earth Science Systems, Inc.

                              Consolidated Balance Sheets

                                March 31, 1998 and 1997


Liabilities and Shareholders' Equity
------------------------------------

                                                            1998               1997
                                                        ------------       ------------


Current liabilities:
         Accounts payable                               $    324,000       $    466,000
         Accrued liabilities                                 144,000            119,000
         Current portion of long-term debt                   234,000               --
                                                        ------------       ------------

                  Total current liabilities                  702,000            585,000
                                                        ------------       ------------

Long-term debt                                               390,000            649,000
                                                        ------------       ------------

Commitments

Shareholders' equity:
         Preferred stock, $.001 par value
                  Authorized - 3,000,000 shares
                  Issued - 0 shares                             --                 --
         Common stock, $.001 par value
                  Authorized - 32,000,000 shares
                  Issued - 16,879,752 shares at
                   March 31, 1998 and 1997                    17,000             17,000
         Additional paid-in capital                       22,692,000         22,692,000
         Treasury stock (349,265 shares at March
           31, 1998, 299,265 shares at March 31,
           1997); at cost                                    (23,000)           (15,000)
         Accumulated deficit                             (21,794,000)       (20,683,000)
                                                        ------------       ------------

Total shareholders' equity                                   892,000          2,201,000

Total liabilities and shareholders' equity              $  1,984,000       $  3,245,000
                                                        ============       ============


                   See accompanying report of independent certified
                       public accounts and notes to consolidated
                                 financial statements.

                                          23

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations


                                                       Years Ended March 31,
                                                   ----------------------------

                                                       1998            1997
                                                   ------------    ------------
Revenues:
      Oil and gas sales                            $  2,422,000    $  3,013,000
      Well service revenue                               28,000          32,000
                                                   ------------    ------------

      Total revenues                                  2,450,000       3,045,000
                                                   ------------    ------------

Expenses:
      Oil and gas production                          1,650,000       1,846,000
      Production tax                                    241,000         285,000
      Well servicing expenses                            30,000          31,000
      Writedown of oil and gas properties               870,000            --
      Depreciation, depletion and amortization          547,000         534,000
      General and administrative                        177,000         170,000
                                                   ------------    ------------

      Total expenses                                  3,515,000       2,866,000
                                                   ------------    ------------

Income (loss) from operations                        (1,065,000)        179,000
                                                   ------------    ------------

Other Income (Expense):
      Interest and other income                          13,000          17,000
      Interest expense                                  (59,000)        (87,000)
                                                   ------------    ------------

      Total other expense                               (46,000)        (70,000)
                                                   ------------    ------------

Net income (loss)                                  $ (1,111,000)   $    109,000
                                                   ============    ============

Basic and diluted weighted average
   number of shares outstanding                      16,553,884      16,580,487
                                                   ============    ============

Basic and diluted earnings (loss) per share        $      (.067)   $       .007
                                                   ============    ============


                See accompanying report of independent certified
                    public accounts and notes to consolidated
                              financial statements.



                                           Basic Earth Science Systems, Inc.

                                   Consolidated Statements of Shareholders' Equity

                                          Years ended March 31, 1998 and 1997



                                      Common stock            Additional          Treasury stock
                              ---------------------------      paid-in     ----------------------------    Accumulated
                                 Shares       Par value        capital        Shares          Amount         deficit
                              ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 1, 1996          16,879,752   $     17,000   $ 22,692,000       (299,265)   $    (15,000)   $(20,792,000)

Net income                            --             --             --             --              --           109,000
                              ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 1997         16,879,752         17,000     22,692,000       (299,265)        (15,000)    (20,683,000)

Purchase of treasury stock            --             --             --          (90,000)        (10,000)           --

Sale of treasury stock                --             --             --           40,000           2,000            --

Net loss                              --             --             --             --              --        (1,111,000)
                              ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 1998         16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(21,794,000)
                              ============   ============   ============   ============    ============    ============

                                    See accompanying report of independent certified
                                        public accounts and notes to consolidated
                                                  financial statements.


                                                            25



                               Basic Earth Science Systems, Inc.
                             Consolidated Statements of Cash Flows


                                                                     Years Ended March 31,
                                                               -------------------------------
                                                                   1998                1997
                                                               -----------         -----------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income (loss)                                        $(1,111,000)        $   109,000
      Adjustments to reconcile net income to
       net cash provided by operating activities:
        Writedown of oil and gas properties                        870,000                --
        Depreciation, depletion and amortization                   547,000             534,000
        Gain on sale of assets                                        --                (6,000)
        Bad debt expense                                            14,000                --
        Change in current assets and current liabilities:
          Accounts receivable                                      126,000             134,000
          Other current assets                                      57,000            (136,000)
          Accounts payable and accrued liabilities                (142,000)           (114,000)
          Changes in other assets                                  (10,000)              4,000
          Changes in other liabilities                              41,000                --
          Other                                                     14,000              19,000
                                                               -----------         -----------

          Net cash provided by operating activities                406,000             544,000
                                                               -----------         -----------

Cash flows from investing activities:
      Capital expenditures:
          Oil and gas properties                                  (597,000)           (364,000)
          Support equipment                                        (15,000)            (13,000)
      Proceeds from sale of support equipment                        1,000               7,000
      Proceeds from sale of oil and gas properties                 209,000                --
                                                               -----------         -----------

          Net cash used in investing activities                   (402,000)           (370,000)
                                                               -----------         -----------

Cash flows from financing activities:
      Principal payments on long-term debt                        (265,000)           (371,000)
      Proceeds from notes payable                                  224,000             202,000
      Purchase of treasury stock                                   (10,000)               --
      Proceeds from sale of treasury stock                           2,000                --
                                                               -----------         -----------

          Net cash used in financing activities                    (49,000)           (169,000)
                                                               -----------         -----------

Cash and cash equivalents:
      Increase (decrease) in cash and cash equivalents             (45,000)              5,000
      Balance, beginning of year                                    97,000              92,000
                                                               -----------         -----------

      Balance, end of year                                     $    52,000         $    97,000
                                                               ===========         ===========


Supplemental disclosure of cash flow
      information:
      Cash paid for interest                                   $    59,000         $    87,000

                 See accompanying report of independent certified public
                      accounts and notes to consolidated financial
                                       statements.

                                           26

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies
   ------------------------------------------

Principles of Consolidation The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Oil and Gas Producing Activity Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. The Company incurred a ceiling limitation charge of $870,000 during the year ended March 31, 1998, as the carrying value of the oil and gas properties exceeded the underlying reserve valuations. Basic did not incur a ceiling limitation charge during the year ended March 31, 1997.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 1998 and 1997, Basic reduced the carrying value of oil and gas properties for $209,000 and $0, respectively, as a result of the sale of its interest in certain oil and gas properties.

The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin.

All capitalized cost is depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $3.50 and $3.09 for the years ended March 31, 1998 and 1997, respectively.

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

Support Equipment and Other Support equipment and other equipment are stated at cost. Depreciation of support equipment and other property is computed using various methods over periods ranging from five to seven years.

Fair Value of Financial Instruments Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Long-Term Assets The Company applies Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") in evaluating long-lived assets for possible equipment. Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

Net Income (Loss) Per Share Through March 31, 1997, the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share". Effective for the year ended March 31, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

Options to purchase 440,000 shares of common stock were not included in the computation of diluted EPS because their effect was anti-dilutive for the year ended March 31, 1998.

Diluted earnings per share for the year ended March 31, 1997 include the effect of 34,375 dilutive potential common shares on 300,000 options that had been granted to directors and employees.

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

At March 31, 1998, the Company had thirty-nine open options contracts to hedge future deliveries with maturities ranging from April 1998 through December 1998 at floor prices ranging from $14 to $20 per barrel. At March 31, 1997, the Company had thirty-six open futures and/or portions contracts to hedge future deliveries with maturities ranging from April 1997 through February 1998 at prices ranging from $20.26 to $20.42 per barrel.

Cash flows from hedging activities are consolidated into oil and gas revenues on the Statement of Operations and, as a result, are included in operating activities in the Statement of Cash Flows. The Company realized an approximate $23,000 gain on its hedging activities in 1998. These gains were offset by receiving lower prices, relative to the oil prices management accepted to hedge its exposure, for physical crude oil sales in 1998. The Company realized an approximate $206,000 loss on its hedging activities in 1997. The fair market value of the open futures and options contracts at March 31, 1998 was $64,000, with a cost basis of $36,000 which is included in other current assets.

For each futures contract and each call option contract that is sold, the Company is required to furnish an initial cash margin. In addition, to the extent that the price of oil moves above the price each futures or call option contract was sold, the Company is required to furnish an additional cash margin, an event known as a margin call. The purchase of put or call options does not require a cash margin to be maintained. If a margin call is not funded, NYMEX will close the contracts and any unrealized loss would become a realized loss. The Company has executed a tri-party agreement to fund the initial margin requirement and any margin calls up to $150,000 (See further information under Note 4). Because of the volatility of oil prices, it is possible for this credit limit to be exceeded. During the past year, the maximum credit utilization never exceeded $15,000.

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

Income Taxes The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

New Accounting Pronouncements In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and Other Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Reclassifications Certain prior year amounts may have been reclassified to conform to current year presentation.

2. Going Concern
   -------------

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss for the year ended March 31, 1998 due to the fall of oil prices during the year, incurred a ceiling limitation writedown of $870,000 on its oil and gas properties and has a working capital deficit (See Note 4). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to restructure its debt and sell certain assets to meet working capital demands. In the interim, the Company is focusing on reducing both lease operating expense and general and administrative expenses. In addition, the Company plans to accelerate its plans to divest itself and/or abandon marginal wells in an effort to generate cash from the sales or the salvage of leasehold equipment.

The financial statements do not include any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Other Current Assets
   --------------------

Other current assets at March 31, 1998 and 1997 consisted of the following:

                                                   1998       1997
                                                 --------   --------

            Lease and well equipment inventory   $184,000   $220,000
            Futures contracts                      36,000     20,000
            Other current assets                    6,000     43,000
                                                 --------   --------

            Total other current assets           $226,000   $283,000
                                                 ========   ========

The lease and well equipment inventory represents equipment owned by the Company that has either been purchased or has been transferred from wells that the Company operates. When placed in inventory, the equipment is valued, in the case of new equipment, at cost, or in the case of used equipment, at prevailing market prices and is removed from the full cost pool. The equipment is eventually either sold to third parties at prevailing market prices or transferred to other wells that the Company operates on an as-needed basis.

4. Long-Term Debt
   --------------

Outstanding debt of the Company as of March 31, 1998 is as follows:

                                             1998       1997
                                           --------   --------
                 Bank note under loan
                   agreement (see below)   $624,000   $649,000

                 Less current portion       234,000       --
                                           --------   --------

                 Total long-term debt      $390,000   $649,000
                                           ========   ========

Bank Debt At March 31, 1998, the Company has two loan agreements with Norwest Bank of Colorado, N.A. ("the Bank") which include a Declining Balance, Revolving Line of Credit (DBRLOC) and a Revolving Line of Credit (RLOC). The DBRLOC had an original borrowing base of $1,200,000 on December 13, 1996 which has been reduced by $30,000 per month since January 1, 1997. At March 31, 1998 the Company's borrowing base was at $750,000. On the maturity date of April 1, 2000, the borrowing base amount will be zero.

On December 23, 1997, the Bank and the Company modified the RLOC to extend the maturity date of the loan to December 31, 1998. This modification also set the borrowing base to $150,000. All other terms and conditions of the RLOC remain in full effect.

The Company may reduce the loan balance ahead of schedule and be able to re-borrow up to the declined and/or adjusted borrowing base. In addition, the Company has no obligation to make regularly scheduled principal payments until such time as the outstanding debt exceeds the declined and/or adjusted borrowing base. At March 31, 1998 and 1997, the current portion of long-term debt on the DBRLOC and RLOC is $234,000 and $0 on the financial statements herein.

Under the DBRLOC loan agreement, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires the repayment. Effective at March 31, 1998, the Bank amended the original DBRLOC, by lowering the required net worth covenant the Company must maintain to $750,000 from $1,700,000. Another specific bank covenant requires the maintenance of a current ratio of 1:1 after adjustment for the removal of the current portion of long-term debt. The Company was in compliance with this covenant at March 31, 1998.

The DBRLOC and RLOC are collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties and the Company's hedging/margin account associated with the Company's hedging activities. At March 31, 1998 and 1997, the Company's effective annual interest rate was 10.5%.

Below is a schedule of the required debt payments:

         Year                        Amount
         ----                        ------

         1999                     $    234,000
         2000                          360,000
         2001                           30,000
                                  ------------

                                  $    624,000
                                  ============

5. Commitments
   -----------

The Company leases its office space for approximately $3,200 per month through April 30, 1998 and $3,450 per month through April 30, 1999. Rental expense was approximately $41,000 and $40,000 for the years ended March 31, 1998 and 1997, respectively.

6. Shareholders' Equity
   --------------------

Stock Option Plan During 1998 and 1997, the Company granted various options to purchase an aggregate of 140,000 and 200,000 shares, respectively, of its common stock to directors and employees for services rendered. At March 31, 1998 and 1997, all the options were still outstanding. Under the terms of the options, employees and directors may exercise their options at prices ranging from $.065 to $.11 (which approximated the fair market value at the date of grant) per share over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plans and outstanding options as of March 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                       1998                               1997
                                            -------------------------         ---------------------------
                                                             Weighted                            Weighted
                                                             Average                             Average
                                                             Exercise                            Exercise
                                            Shares            Price            Shares             Price
                                            ------            -----            ------             -----
Outstanding, beginning of year              300,000           $ .072          100,000           $ .078125

            Granted                         140,000           $ .106          200,000           $ .065
            Cancelled                          --              --                --                 --
            Exercised                          --              --                --                 --
                                            -------           ------          -------           ---------
Outstanding, end of year                    440,000           $ .081          300,000           $ .069
                                            =======           ======          =======           =========

Options exercisable, end of year            440,000           $ .081          300,000           $ .069

Weighted average fair value of options
  granted during the year                   $  .106                           $  .065


SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 1998: dividend yield at 0 percent; expected volatility of approximately 4 percent; risk free interest rate of 6 percent; and expected lives of ten years for the warrants. The assumptions used for grants in the year ended March 31, 1997: dividend yield of 0 percent for all years; expected volatility of 3 percent; risk-free rate of 6 percent; and expected lives of ten years for the warrants.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                          Year Ended           Year Ended
                                           March 31,            March 31,
                                             1998                 1997
                                        --------------        ------------
Net loss
As reported                             $   (1,111,000)       $    109,000
Pro forma                                   (1,111,000)            105,000
Net income (loss) per share
Basic and diluted
As reported                             $        (.067)       $       .007
Pro forma                                        (.067)               .006


The following table summarizes information about stock options outstanding at March 31, 1998:

               Options Outstanding                         Options Exercisable
---------------------------------------------------      -----------------------
                            Weighted
                            Average        Weighted                     Weighted
Range of      Number        Remaining      Average       Number         Average
Exercise      Outstanding   Contractual    Exercise      Exercisable    Exercise
Prices        at 3/31/98       Life          Price       at 3/31/98       Price
------        ----------       ----          -----       ----------       -----

$.065         200,000          8.33        $.065         200,000        $.065
$ .078125     100,000          7.33        $.078125      100,000        $.078125
$.09 - .11    140,000          9.56        $.106         140,000        $.106
----------    -------          ----        --------      -------         -------

$.065 -.11    440,000          8.49        $.081         440,000        $.081
==========    =======          ====        ========      =======        ========


7. Major Customers
   ---------------

Significant purchasers of 10% or more of Basic's oil and gas production are as follows:

                                                1998         1997
                                                ----         ----
     Norco Crude Gathering, Inc.                 24%          18%
     Murphy Oil USA, Inc.                        21%          18%
     Cenex , Inc.                                19%          34%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are available.

8. Income Tax
   ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no taxable income during the year ended March 31, 1998 and 1997.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision is as follows:
                                                       1998           1997
                                                    -----------    -----------

        Federal income tax provision at statutory
          rates                                     $  (378,000)   $    37,000
        State income tax                                (37,000)         4,000
        Expired net operating loss carryforward       1,722,000           --
        Change in valuation allowance                (1,193,000)       (41,000)
        Other                                          (114,000)          --
                                                    -----------    -----------

 Income tax expense (benefit)                       $      --      $      --
                                                    ===========    ===========

The Company recorded a valuation allowance of $3,906,000 and $5,099,000 at March 31, 1998 and 1997, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The Components of the net deferred tax assets and liabilities are shown below:

                                                   For the Year Ended March 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------

Net operating loss carryforward                    $ 2,760,000      $ 4,292,000
Statutory depletion carryforward                     1,389,000        1,389,000
Other                                                   80,000             --
                                                   -----------      -----------

Total gross deferred tax assets                      4,229,000        5,681,000
Valuation allowance                                 (3,906,000)      (5,099,000)
                                                   -----------      -----------

Net deferred tax asset                                 323,000          582,000
Deferred tax liability - depreciation,
 depletion and amortization                           (323,000)        (582,000)
                                                   -----------      -----------

Net deferred taxes                                 $      --        $      --
                                                   ===========      ===========

As of March 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $7.4 million which expire as follows:

                    3/31/99                       $   2,085,000
                    3/31/00                           2,759,000
                    3/31/01                           1,315,000
                    3/31/02                             447,000
                    3/31/03 and beyond                  794,000
                                                  -------------

                                                  $   7,400,000
                                                  =============

9. Related Party Transactions
   --------------------------

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the policy of Basic that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. In the years ended March 31, 1998 and 1997, there were no significant related party transactions.

10. Significant Fourth Quarter Adjustments
    --------------------------------------

At March 31, 1998, the Company recorded a writedown of oil and gas property in the amount of $870,000 due to ceiling limitations.

11. 401(k) Plan
    -----------

During the year ended March 31, 1998, the Company implemented a savings plan which allows the participant to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. The Company matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are vested when made. During the year ended March 31, 1998, the Company's contributions to the Plan were approximately $4,000

12. Unaudited Oil and Gas Reserve Information
    -----------------------------------------

One hundred percent (100%) of the reserve estimates presented herein, for the year ended March 31, 1998, were derived from reports prepared by the independent petroleum engineering firm, Heinle & Associates, Inc (Heinle). For the year ended March 31, 1997, approximately ninety-six percent (96%) of the reserve estimates presented herein were derived from reports prepared by Heinle. The remaining four percent (4%) were prepared by Basic and were not audited by Heinle. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

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

                    Proved Developed and Undeveloped Reserves
                    -----------------------------------------

                                               Oil and
                                             natural gas    Natural
                                               liquids        gas
                                                (bbl)        (mcf)
                                             ----------    ----------
          Proved developed and undeveloped
               reserves at March 31, 1996\      721,000     1,107,000

          Revisions of previous estimates         5,000        84,000
          Extensions and discoveries             12,000          --
          Improved recovery                       9,000          --
          Production                           (134,000)     (202,000)
                                             ----------    ----------
          Proved developed and undeveloped
               reserves at March 31, 1997       613,000       989,000
                                             ==========    ==========

          Proved developed and undeveloped
               reserves at March 31, 1997       613,000       989,000
          Revisions of previous estimates      (171,000)      (51,000)
          Production                           (125,000)     (166,000)
                                             ----------    ----------

          Proved developed and undeveloped
               reserves at March 31, 1998       317,000       772,000
                                             ==========    ==========

                            Proved Developed Reserves
                            -------------------------

                                           Oil and
                                          natural gas    Natural
                                            liquids        gas
                                             (bbl)        (mcf)
                                             -----        -----
                   March 31, 1997           613,000      989,000
                   March 31, 1998           317,000      772,000

                                 Costs Incurred
                                 --------------

                                           Year Ended March 31,
                                           --------------------
                                             1998       1997
                                             ----       ----

               Property acquisition
                    Proved property        $ 34,000   $ 67,000
                    Unproved property       309,000      1,000
                    Exploration                --       20,000
                    Development                --      112,000



                 Aggregate Capitalized Oil and Gas Property Cost
                 -----------------------------------------------

                                             March 31, 1998  March 31, 1997
                                             --------------  --------------

    Capitalized cost
         Proved property                      $ 32,559,000    $ 32,150,000
         Unproved property                            --            21,000
                                              ------------    ------------

                                                32,559,000      32,171,000

    Accumulated depreciation and
         depletion                             (16,256,000)    (15,721,000)
    Oil and gas property cost in excess
         of ceiling limitation (cumulative)    (14,961,000)    (14,091,000)
                                              ------------    ------------

    Net capitalized cost                      $  1,342,000    $  2,359,000
                                              ============    ============




The table on the following page sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 1998 and 1997. The future production and development cost represents the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                            March 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
         Future cash inflows                     $  5,412,000      $ 12,631,000
         Future cash outflows
         Production cost                           (3,522,000)       (8,334,000)
         Development cost                             (45,000)          (48,000)
                                                 ------------      ------------
Future net cash flows                               1,845,000         4,249,000
Adjustment to discount future
annual net cash flows at 10%                         (521,000)       (1,167,000)
                                                 ------------      ------------
Standardized measure of discounted
future net cash flows                            $  1,324,000      $  3,082,000
                                                 ============      ============

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 1998 and 1997.


     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                        Year Ended March 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

Standardized measure, beginning of period            $ 3,082,000    $ 4,725,000

Sales of oil and gas, net of production cost            (530,000)      (883,000)

Net change in sales prices, net of production cost      (431,000)    (1,198,000)

Discoveries, extensions and improved recoveries,
net of future development cost                              --          112,000

Purchase of reserves                                        --             --

Revisions of quantity estimates                         (584,000)        73,000

Accretion of discount                                     72,000        472,000

Changes in rates of production and other                (285,000)      (219,000)
                                                     -----------    -----------
Standardized measure, end of period                  $ 1,324,000    $ 3,082,000
                                                     ===========    ===========

In the year ended March 31, 1998, Basic realized a decrease from the prior year in the standardized measure of estimated discounted net cash flows. This decrease in the standardized measure was primarily the result of lower oil prices at March 31, 1998 compared to March 31, 1997, in addition to the actual production of forecast reserves.

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 1998 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 1998 Proxy Statement, which is incorporated herein by reference.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 1998 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 1998 Proxy Statement, which is incorporated herein by reference.

Part IV
-------

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

   Exhibit
     No.                    Document
------------   --------------------------------------
    3i(1)      Restated  Certificate of  Incorporation  included in Basic's Form
               10-K for the year ended March 31, 1981

    3i(1)      By-laws included in Basic's Form S-1 filed October 24, 1980

    3i(1) Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996

  10(i)a(1)    Loan Agreement  between  Norwest  Denver,  N.A. and Basic,  dated
               August 1, 1994

  10(i)a(1)    Sales  Agreement  between  Basic and  TransTexas,  dated March 3,
               1995, pertaining to the sale of deep exploration rights

  10(i)a(1)    Purchase & Sale  Agreement  between Basic and MCM, dated March 6,
               1995, pertaining to Williston basin acquisition

  10(i)a(1)    Amended Loan Agreement  between Norwest  Denver,  N.A. and Basic, dated March 30, 1995

  10(i)a(1)    Amended Loan Agreement  between Norwest  Denver,  N.A. and Basic,
               September 13, 1995

  10(i)a(1)    Amended Loan Agreement  between Norwest  Denver,  N.A. and Basic,
               December 13, 1996

  10(ii)(1)    Oil and Gas Incentive  Compensation Plan included in Basic's Form
               10-K for the year ended March 31, 1985

    22(1) Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987

------------------------

     (1)       Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/  Ray Singleton                                 /s/  Robert M. Olmsted
------------------------------                     -----------------------------
Ray Singleton, President                           Robert M. Olmsted,
                                                   Principal Accounting Officer

------------------------------                     -----------------------------
Date:                                              Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                   Date
-----------------                                   ----

/s/  G. W. Breuer
------------------------------                      ----------------------------
G. W. Breuer, Director


/s/  David J. Flake
------------------------------                      ----------------------------
David J. Flake, Director


/s/  Edgar J. Huffman
------------------------------                      ----------------------------
Edgar J. Huffman, Director


/s/  Ray Singleton
------------------------------                      ----------------------------
Ray Singleton,  Director