Form 10QSB
period 1998-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1998-11-18
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1998
                               -------------------


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                              84-0592823
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

633 Seventeenth Street, Suite 1670, Denver, Colorado                       80202
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (303) 294-9525
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes     X      No
                                    -----         -----


Shares of common stock outstanding on November 16, 1998:  16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I. FINANCIAL INFORMATION

       Item 1.   Financial Statements......................................   3

                 Consolidated Balance Sheets - June 30, 1998
                 and March 31, 1998........................................   3

                 Consolidated Statements of Operations - Quarter Ended
                 June 30, 1998 and June 30, 1997...........................   5

                 Consolidated Statements of Cash Flows - Quarter Ended
                 June 30, 1998 and June 30, 1997...........................   6

                 Notes to Financial Statements.............................   7

                 Summary of Significant Accounting Policies................   8

       Item 2.   Management's Discussion and Analysis or Plan of Operation.   9

                 Results of Operations.....................................  10

PART II.      OTHER INFORMATION

       Item 1.   Legal Proceedings.........................................  13

       Item 2.   Changes in Securities.....................................  13

       Item 3.   Defaults Upon Senior Securities...........................  13

       Item 4.   Submission of Matters to a Vote of Security Holders.......  13

       Item 5.   Other Information.........................................  13

       Item 6.   Exhibits and Reports on Form 8-K..........................  13

       Signatures   .......................................................  13

PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  Financial Statements
         --------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                     June 30          March 31
                                                       1998             1998
                                                   ------------    -------------
                                                    (Unaudited)
Assets
Current assets
     Cash and cash equivalents                     $    110,000    $     52,000
     Accounts receivable:
         Oil and gas sales                              144,000         160,000
         Joint interest and other receivables            84,000          97,000
         Less: allowance for doubtful accounts          (54,000)        (54,000)
     Other current assets                               251,000         226,000
                                                   ------------    ------------

                  Total current assets                  535,000         481,000
                                                   ------------    ------------

Property and equipment
     Oil and gas property (full cost method)         32,610,000      32,559,000
     Furniture, fixtures and equipment                  450,000         450,000
                                                   ------------    ------------

                                                     33,060,000      33,009,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $14,961,000)     (31,328,000)    (31,217,000)
Accumulated depreciation                               (380,000)       (374,000)
                                                   ------------    ------------

Net property and equipment                            1,352,000       1,418,000
Other noncurrent assets                                  83,000          85,000
                                                   ------------    ------------

                  Total noncurrent assets             1,435,000       1,503,000
                                                   ------------    ------------

Total Assets                                       $  1,970,000    $  1,984,000
                                                   ============    ============


                             See accompanying notes.

                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                   June 30         March 31
                                                     1998            1998
                                                 ------------    ------------
                                                 (Unaudited)
Liabilities
Current liabilities
     Accounts payable                            $    253,000    $    324,000
     Accrued liabilities                              139,000         144,000
     Current portion of long-term debt                330,000         234,000
                                                 ------------    ------------

     Total current liabilities                        722,000         702,000
                                                 ------------    ------------

Long-term debt, less current portion                  330,000         390,000
                                                 ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                               --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares outstanding at
         June 30 and March 31                          17,000          17,000
     Additional paid-in capital                    22,692,000      22,692,000
     Accumulated deficit                          (21,768,000)    (21,794,000)
     Less treasury stock (349,265 shares
         at June 30 and March 31); at cost            (23,000)        (23,000)
                                                 ------------    ------------

     Total shareholders' equity                       918,000         892,000
                                                 ------------    ------------

Total Liabilities & Shareholders' Equity         $  1,970,000    $  1,984,000
                                                 ============    ============


                             See accompanying notes.

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Quarter Ended June 30
                                                       1998            1997
                                                   ------------    ------------
Revenue
     Oil and gas sales                             $    444,000    $    650,000
     Well service revenue                                 8,000           1,000
                                                   ------------    ------------
         Total revenue                                  452,000         651,000
                                                   ------------    ------------

Expenses
     Oil and gas production                             238,000         400,000
     Production tax                                      12,000          63,000
     Well service expenses                                7,000           1,000
     Depreciation, depletion and amortization           115,000         122,000
     General and administrative                          36,000          28,000
                                                   ------------    ------------
         Total operating expenses                       408,000         614,000
                                                   ------------    ------------

Income from operations                                   44,000          37,000
                                                   ------------    ------------

Other income (expense)
     Interest and other income                            6,000           8,000
     Interest expense                                   (24,000)        (11,000)
                                                   ------------    ------------
         Total other expense                            (18,000)         (3,000)
                                                   ------------    ------------

Income before income taxes                               26,000          34,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income                                         $     26,000    $     34,000
                                                   ============    ============

Basic and diluted weighted average number
     of shares outstanding                           16,530,487      16,580,487
                                                   ============    ============

Basic and diluted net income per share             $       .002    $       .002
                                                   ============    ============


                             See accompanying notes.

                                  Basic Earth Science Systems, Inc.
                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                                                                             Quarter Ended June 30
                                                                         1998                   1997
                                                                       ---------              ---------
Cash flows from operating activities
     Net income                                                        $  26,000              $  34,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation, depletion and amortization                        115,000                122,000
         Change in current assets and current liabilities:
                  Accounts receivable, net                                29,000                 65,000
                  Accounts payable and accrued liabilities               (76,000)              (208,000)
                  Other current assets                                   (25,000)               118,000
         Change in other noncurrent assets                                 2,000                  2,000
         Gain on sale of assets                                             --                   (7,000)
         Other                                                             2,000                  4,000
                                                                       ---------              ---------
Net cash provided by operating activities                                 73,000                130,000
                                                                       ---------              ---------

Cash flows from investing activities
     Capital expenditures
         Oil and gas property                                            (99,000)               (54,000)
     Proceeds from sale of property and equipment                         48,000                   --
                                                                       ---------              ---------
Net cash used in investing activities                                    (51,000)               (54,000)
                                                                       ---------              ---------

Cash flows from financing activities
     Proceeds from borrowing                                              67,000                   --
     Long-term debt payments                                             (31,000)               (90,000)
                                                                       ---------              ---------
Net cash provided by (used in) financing activities                       36,000                (90,000)
                                                                       ---------              ---------

Cash
     Net increase (decrease)                                              58,000                (14,000)
     Balance at beginning of period                                       52,000                 97,000
                                                                       ---------              ---------

     Balance at end of period                                          $ 110,000              $  83,000
                                                                       =========              =========

Supplemental disclosure of cash flow
     information:
     Cash paid for interest                                            $  18,000              $  11,000

                                           See accompanying notes.


                                                      6

                        Basic Earth Science Systems, Inc.
                          Notes to Financial Statements
                                  June 30, 1998

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB as of March 31, 1998.

Forward-Looking Statements
--------------------------

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both "Notes To Financial Statements" and "Item 2. Management's Discussion and Analysis or Plan of Operation" located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

FASB 133
--------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

Year 2000
---------

The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Speculation as to the impact of this issue varies widely.

The Company cannot state that the Year 2000 problem will not pose material operational problems. Nor, is the Company in control of the external forces that could create these material impacts. The Company has not completed a comprehensive assessment of the Company's Year 2000 problem, nor established any written Year 2000 policies.

The vast majority of the Company's software are Microsoft Windows 95/Office 97 products and are not expected to be a problem. The software provider that supports the Company's software program for its principal accounting system has assured the Company that it will be Year 2000 compliant by March 1999. Since modification of this program is included in the ongoing software support contract, the Company does not expect to expend any significant amount of funds to address resolving Year 2000 issues.

The Company is not dependent on any one vendor in a given area, and should not be impacted by the failure of any one vendor to provide the Company with necessary supplies and equipment.

The Company sells its primary product, oil, to a number of purchasers, and sometimes to multiple purchasers in the same geographical area. Furthermore, for the vast majority of the Company's product, the Company can switch purchasers within 30 days. For these reasons, the Company has not contacted any of its purchasers as to whether or not they are Year 2000 compliant, nor does management believe it necessary at this time.

Summary of Significant Accounting Policies
------------------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Liquidity During the quarter just ended, current assets increased 11% from $481,000 at year ended March 31, 1998 (March 31) to $535,000 at June 30, 1998
(June 30) and current liabilities increased 3% from $702,000 at March 31 to $722,000 at June 30. Consequently, the Company's current ratio increased from 0.69:1 at March 31 to 0.74:1 at June 30. A specific Bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At June 30, 1998, the Company was in compliance with all Bank covenants and the Company's current ratio was 1.4:1 as calculated per the provisions of the covenants.

Besides the increase in cash and cash equivalents, a significant part of the rise in current assets was the increase in other current assets. As Basic shut-in marginally producing wells, equipment was removed and transferred to inventory to be either used on other properties or sold at market value. This increase in inventory resulted in the increase in other current assets. Oil and gas sales receivable declined due to lower oil sales volume and the decline in oil prices. Joint interest and other receivables decreased due to the curtailment of field activities in an effort to reduce oil and gas production expense as discussed below in Results of Operations.

Debt During the quarter ended June 30, 1998, long-term debt increased as a result of the Company drawing on its revolving line-of-credit. As of June 30, 1998, the Company did not have any remaining borrowing capacity. There were no changes to the terms of the Company's debt facilities. Management is currently in discussions with the bank to reduce and/or postpone scheduled principal payments. Reference should be made to the Company's Form 10-KSB as of March 31, 1998 for disclosure regarding the Company's debt.

Hedging At June 30, 1998, the Company had 30 open options contracts to hedge future deliveries with maturities ranging from August 1998 through December 1998 at prices ranging from $15.00 to $20.00 per barrel.

Liquidity Outlook The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 1999.

Strategy Implementation
-----------------------

The Company's long term plan of operation involves the acquisition and exploitation of producing properties. However, the Company has suspended this plan pending the recovery of oil prices. In the interim, the Company is focusing on reducing both lease operating and general and administrative expenses. In addition, the Company plans to accelerate its plans to divest and/or abandon marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. The Company also hopes to reduce and/or postpone scheduled principal payments. Basic may also alter or vary these plans pending the recovery of oil prices based upon changes in circumstances, unforeseen opportunities and other events which the Company is not able to anticipate.

The Company holds a number of marginal wells which have been shut in due to low oil prices. As mentioned above, Basic intends to accelerate its efforts to plug or sell these wells in the current fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

The Company also holds several major value properties (relative to the size of its existing debt). If its various short-term efforts fail, and oil prices do not recover, the Company may chose to sell one or several of these properties in order to reduce or extinguish its existing debt.

If the current low oil prices should drop further, the impacts could be several. The Company may incur further ceiling test limitations and be required to further write down oil and gas properties. Moreover, even if the Company is successful in any or all of its previously discussed efforts, there can be no assurance that the Company will be able to continue to meet its existing obligations as they become due in fiscal year 1999.

Results of Operations
---------------------

Quarter Ended June 30,1998 Compared to Quarter Ended June 30, 1997
------------------------------------------------------------------

Overview
--------
Operations in the quarter ended June 30, 1998 (1998) resulted in net income of $26,000 compared to net income of $34,000 in the same quarter in 1997 (1997).

Revenues
--------
Oil and gas sales revenue decreased $206,000 (32%) in 1998 from 1997. Oil sales revenue saw a decline of $220,000 (-37%). Of this amount, lower oil sales accounted for a negative variance of -$94,000 (-43%) while the decline in oil prices resulted in a variance of -$126,000 (-57%). On the other hand, gas sales revenue increased $14,000 (22%) in 1998 over 1997. Gas volume increases accounted for a positive variance of $6,000 (43%) and the remaining variance of $8,000 (57%) was attributable to gas price increases.

Volumes and Prices
------------------
Total liquid sales decreased 16%, from 32,400 barrels in 1997 to 27,200 barrels in 1998 while there was a 25% drop in the average price per barrel from $18.09 in 1997 to $13.50 in 1998. Total gas sales increased 9%, from 39,900 MCF in 1997 to 43,600 MCF in 1998, and the average price per MCF rose 11%, from $1.58 in 1997 to $1.76 in 1998. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. With lower oil prices the Company has been forced to shut-in marginally producing wells in order to reduce expenses so as to maintain a positive cash flow.

Expenses
--------
Oil and gas production expense decreased $162,000 (41%) in 1998 from 1997 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, marginally producing wells have been shut-in due to lower oil prices. In addition, the Company has scaled back its workovers on many properties pending some recovery in oil prices.

Production taxes decreased $51,000 (81%) as a result of two factors. First, the drop in oil and gas sales revenue directly resulted in a decline in production taxes. Second, Basic received the benefit of a $23,000 refund of severance taxes in 1998. As a result of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 39% from $11.84 in 1997 to $7.25 in 1998.

Depreciation, depletion and amortization expense decreased $7,000 (6%) in 1998 from 1997. An increase in the depletion rate from 4.8% in 1997 to 7.7% in 1998 was more than offset by the significant reduction of the depletable base (full cost pool) due to the ceiling limitation writedown at March 31, 1998. However, because of the drop in oil sales volume, the depletion rate per equivalent barrel increased from $3.16 in 1997 to $3.23 in 1998.

Gross general and administrative expense increased only $1,000 (1%), in 1998 over 1997. However, net general and administrative expense increased $8,000 (29%) as a direct result of the drop in oil prices. As Basic shut in some of the marginally producing wells that it operated, it reduced the amount of general and administrative overhead that the Company is allowed to recover from outside interests in these wells. Consequently, as a result of this overall increase, and in conjunction with decreased sales volumes, net general and administrative expense per equivalent barrel increased from $.72 in 1997 to $1.04 in 1998.





                           (Intentionally Left Blank)

       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                   1998               1997
                                                   ----               ----
        Sales volume
                  Oil (barrels)                     27,200             32,400
                  Gas (mcf)                         43,600             39,900

        Revenue
                  Oil                             $367,000           $587,000
                  Gas                               77,000             63,000
                                                 ---------          ---------
                  Total                            444,000            650,000
        Total production expense1                  250,000            463,000
                                                 ---------          ---------
        Gross profit                              $194,000           $187,000
                                                 =========          =========

        Depletion expense                         $112,000           $119,000

        Depletion expense per BOE3                   $3.23              $3.16
        Average production expense2,3                $7.25             $11.84
        Average sales price3
                  Oil (per barrel)                  $13.50             $18.09
                  Gas (per mcf)                      $1.76              $1.58

----------------------------

1    Operating costs, including production tax
2 Operating costs, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
3    Averages calculated based upon non-rounded figures

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 1998)

Item 1.  Legal Proceedings
         -----------------
None

Item 2.  Changes in Securities
         ---------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the period ending June 30, 1998, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/  Ray Singleton
------------------------
Ray Singleton
President and Principal Accounting Officer


Date:  November 16, 1998