Form 10QSB
period 1998-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1998-11-24
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
                               ------------------


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934


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
Yes   X    No


Shares of common stock outstanding on November 20, 1998:  16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements..........................................     3

            Consolidated Balance Sheets - September 30, 1998
            and March 31, 1998............................................     3

            Consolidated Statements of Operations - Quarter Ended
            and Six Months Ended September 30, 1998 and
            September 30, 1997............................................     5

            Consolidated Statements of Cash Flows - Six Months Ended
            September 30, 1998 and September 30, 1997.....................     6

            Notes to Financial Statements.................................     7

   Item 2.  Management's Discussion and Analysis..........................     9

            Results of Operations.........................................    10

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................    14

   Item 2.  Changes in Securities.........................................    14

   Item 3.  Defaults Upon Senior Securities...............................    14

   Item 4.  Submission of Matters to a Vote of Security Holders...........    14

   Item 5.  Other Information.............................................    14

   Item 6.  Exhibits and Reports on Form 8-K..............................    15

   Signatures.............................................................    15



PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                         September 30      March 31
                                                             1998            1998
                                                         ------------    ------------
                                                         (Unaudited)
Assets
Current assets
     Cash and cash equivalents                           $     77,000    $     52,000
     Accounts receivable
         Oil and gas sales                                    128,000         160,000
         Joint interest and other receivables                  99,000          97,000
         Less: allowance for doubtful accounts                (54,000)        (54,000)
     Other current assets                                     235,000         226,000
                                                         ------------    ------------

                  Total current assets                        485,000         481,000
                                                         ------------    ------------

Property and equipment
     Oil and gas property (full cost method)               32,616,000      32,559,000
     Support equipment                                        453,000         450,000
                                                         ------------    ------------

                                                           33,069,000      33,009,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)       (31,425,000)    (31,217,000)
     Accumulated depreciation                                (387,000)       (374,000)
                                                         ------------    ------------

     Net property and equipment                             1,257,000       1,418,000
     Other noncurrent assets                                   82,000          85,000
                                                         ------------    ------------

                  Total noncurrent assets                   1,339,000       1,503,000
                                                         ------------    ------------

Total Assets                                             $  1,824,000    $  1,984,000
                                                         ============    ============


                             See accompanying notes.


                            Basic Earth Science Systems, Inc.
                               Consolidated Balance Sheets
                                       Page 2 of 2


                                                            September 30      March 31
                                                                1998            1998
                                                            ------------    ------------
                                                            (Unaudited)
Liabilities
Current liabilities
     Accounts payable                                       $    187,000    $    324,000
     Accrued liabilities                                         143,000         144,000
     Current portion of long-term debt                           360,000         234,000
                                                            ------------    ------------

                  Total current liabilities                      690,000         702,000
                                                            ------------    ------------

Long-term debt, less current portion                             270,000         390,000
                                                            ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                          --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                          17,000          17,000
     Additional paid-in capital                               22,692,000      22,692,000
     Accumulated deficit                                     (21,822,000)    (21,794,000)
     Less: treasury stock (349,265 shares at September 30
         and March 31); at cost                                  (23,000)        (23,000)
                                                            ------------    ------------

                  Total shareholders' equity                     864,000         892,000
                                                            ------------    ------------

Total Liabilities and Shareholders' Equity                  $  1,824,000    $  1,984,000
                                                            ============    ============


                                 See accompanying notes.

                                           4


                                       Basic Earth Science Systems, Inc.
                                       Consolidated Statements of Income
                                                 (Unaudited)


                                                 Six Months Ended                         Quarters Ended
                                                   September 30                            September 30
                                             1998                1997                1998                1997
                                         ------------        ------------        ------------        ------------
Revenue
     Oil and gas sales                   $    794,000        $  1,359,000        $    350,000        $    709,000
     Well service revenue                      16,000              12,000               8,000              11,000
                                         ------------        ------------        ------------        ------------

     Total revenue                            810,000           1,371,000             358,000             720,000
                                         ------------        ------------        ------------        ------------

Expenses
     Oil and gas production                   474,000             794,000             236,000             391,000
     Production tax                            42,000             123,000              30,000              63,000
     Well service expenses                     14,000              13,000               7,000              12,000
     Depreciation, depletion and
         amortization                         214,000             279,000              99,000             157,000
     General and administrative                61,000              66,000              25,000              38,000
                                         ------------        ------------        ------------        ------------

     Total operating expenses                 805,000           1,275,000             397,000             661,000
                                         ------------        ------------        ------------        ------------

     Income (loss) from operations              5,000              96,000             (39,000)             59,000
                                         ------------        ------------        ------------        ------------

Other income (expense)
     Interest and other income (expense)        8,000               5,000               2,000              (3,000)
     Interest expense                         (41,000)            (25,000)            (17,000)            (14,000)
                                         ------------        ------------        ------------        ------------

     Total other expense                      (33,000)            (20,000)            (15,000)            (17,000)
                                         ------------        ------------        ------------        ------------

Income (loss) before income taxes             (28,000)             76,000             (54,000)             42,000
Income taxes                                     --                  --                  --                  --
                                         ------------        ------------        ------------        ------------

Net income (loss)                        $    (28,000)       $     76,000        $    (54,000)       $     42,000
                                         ============        ============        ============        ============

Basic and diluted weighted average
     number of shares outstanding          16,530,487          16,580,487          16,530,487          16,580,487
                                         ============        ============        ============        ============

Basic and diluted net income
     (loss) per share                    $      (.002)       $       .005        $      (.003)       $       .003
                                         ============        ============        ============        ============


                                              See accompanying notes.


                                                        5

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                              September 30
                                                            1998         1997
                                                         ---------    ---------

Cash flows from operating activities
Net income (loss)                                        $ (28,000)   $  76,000
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, depletion and amortization              214,000      279,000
     Change in current assets and current liabilities:
         Accounts receivable, net                           30,000       54,000
         Accounts payable and accrued liabilities         (138,000)     (30,000)
         Other current assets                               (9,000)      69,000
     Other noncurrent assets                                 3,000        1,000
     Other adjustments                                       7,000        9,000
                                                         ---------    ---------
Net cash provided by operating activities                   79,000      458,000
                                                         ---------    ---------

Cash flows from investing activities
Capital expenditures
     Oil and gas property                                 (140,000)    (258,000)
     Support equipment                                      (3,000)      (6,000)
Proceeds from sale of property and equipment                83,000         --
                                                         ---------    ---------
Net cash used in investing activities                      (60,000)    (264,000)
                                                         ---------    ---------

Cash flows from financing activities
Long-term debt payments                                    (61,000)    (175,000)
Proceeds from borrowing                                     67,000         --
                                                         ---------    ---------
Net cash provided by (used in) financing activities          6,000     (175,000)
                                                         ---------    ---------

Cash
Net increase                                                25,000       19,000
Balance at beginning of period                              52,000       97,000
                                                         ---------    ---------
Balance at end of period                                 $  77,000    $ 116,000
                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  35,000    $  25,000


                             See accompanying notes.

                        Basic Earth Science Systems, Inc.
                          Notes to Financial Statements
                               September 30, 1998

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Basic's March 31, 1998 Form 10-KSB.

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

The Company cannot state that the Year 2000 problem will not pose material operational problems. Nor is the Company in control of the external forces that could create these material impacts. The Company has not completed a comprehensive assessment of the Company's Year 2000 problem, nor established any written Year 2000 policies.

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

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Liquidity During the six months just ended, current assets increased 1% from $481,000 at year ended March 31, 1998 (March 31) to $485,000 at September 30, 1998 (September 30) and current liabilities decreased 2% from $702,000 at March 31 to $690,000 at September 30. Consequently, the Company's current ratio increased slightly from 0.69:1 at March 31 to 0.70:1 at September 30. A specific Bank covenant requires the maintenance of a current ratio of at least 1:1, after adjustment for the removal of the current portion of long-term debt. At September 30, 1998, the Company was in compliance with all Bank covenants and the Company's current ratio was 1.47:1 as calculated per the provisions of the covenants.

With the current drop in oil prices, Basic has been forced to shut in marginally producing wells as they become unprofitable. When these wells are shut in, equipment is removed and transferred to inventory to be either used on other properties or sold at market value. This increase in inventory resulted in the increase in other current assets. In turn, oil and gas sales receivable declined due to lower sales volume and the decline in oil prices

Debt As of September 30, 1998, the Company did not have any remaining borrowing capacity. Under the terms of the agreement with its bank in effect at September 30, 1998, Basic was obligated to make monthly principal payments of $30,000 beginning August 1, 1998. The Company was able to make only one $30,000 payment on September 30, 1998 followed by a $10,000 principal payment on October 31, 1998. Effective November 3, 1998 Basic and its bank entered into an agreement to modify the existing loan agreement. Effective immediately, the borrowing base was set at $620,000 and the Company is to begin making monthly principal payments of $10,000 beginning November 30, 1998 through March 31, 1999. At April 30, 1999 the monthly principal payments will increase to $20,000 through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due shall be paid in full. Reference should be made to the Company's Form 10-KSB as of March 31, 1998 for further disclosure regarding the Company's debt.

Hedging At September 30, 1998, the Company had 17 open options contracts to hedge future deliveries with maturities ranging from November 1998 through February 1999 at prices ranging from $15.00 to $20.00 per barrel.

Liquidity Outlook The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, and having successfully renegotiated its bank debt, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 1999.

Strategy Implementation
-----------------------

The Company's long term plan of operation involves the acquisition and exploitation of producing properties. However, the Company has suspended this plan pending the recovery of oil prices. In the interim, the Company has renegotiated its bank debt, thereby lowering its monthly principal payment requirements. The Company expects to continue focusing on reducing both lease operating and general and administrative expenses. In addition, the Company plans to accelerate its plans to divest and/or abandon marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. Basic may also alter or vary these plans pending the recovery of oil prices based upon changes in circumstances, unforeseen opportunities and other events which the Company is not able to anticipate.

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

If oil prices should drop further from their current low levels, the impacts could be several. The Company may incur further ceiling test limitations and be required to further write down oil and gas properties. Moreover, even if the Company is successful in any or all of its previously discussed efforts, there can be no assurance that the Company will be able to continue to meet its existing obligations as they become due in fiscal year 1999.

Results of Operations
---------------------

Year-To-Date Comparison
-----------------------

Overview
--------

Operations in the six months ended September 30, 1998 (1998) resulted in a net loss of $28,000 compared to net income of $76,000 for the same period in 1997
(1997).

Revenues
--------

Oil and gas sales revenue decreased $565,000 (42%) in 1998 from 1997. Oil sales revenue declined $541,000 (45%). Lower oil sales volume accounted for $292,000 (54%) of this decline while the drop in oil prices resulted in a negative variance of $249,000 (46%). In addition, gas sales revenue decreased $24,000 (16%) in 1998 from 1997. A decrease in gas sales volume accounted for $21,000 (88%) of this variance while the remaining $3,000 (12%) decrease was attributable to drop in gas prices. As discussed in more detail in the following paragraph, in addition to normal production decline, lower oil and gas sales volumes are a function of prices. As oil and/or gas prices continue to decline, more wells become uneconomic and must be shut in or abandoned thus reducing sales volume.

Volumes and Prices
------------------

Total liquid sales decreased 24%, from 68,000 barrels in 1997 to 51,600 barrels in 1998 while there was a 27% drop in the average price per barrel from $17.78 in 1997 to $12.95 in 1998. Total gas sales decreased 14%, from 88,600 MCF in 1997 to 76,200 MCF in 1998, and the average price per MCF dropped 2%, from $1.69 in 1997 to $1.65 in 1998. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. With lower oil prices the Company has been forced to shut-in marginally producing wells in order to reduce expenses so as to maintain a positive cash flow.

Expenses
--------

Oil and gas production expense decreased $320,000 (40%) in 1998 from 1997 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, marginally producing wells have been shut-in due to lower oil prices. In addition, the Company has scaled back its workovers on many properties pending some recovery in oil prices.

Production taxes decreased $81,000 (66%) as a result of two factors. First, the drop in oil and gas sales revenue directly resulted in a decline in production taxes. Second, Basic received the benefit of a $23,000 refund of severance taxes in the first quarter of 1998. As a result of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 28% from $11.08 in 1997 to $8.02 in 1998.

Depreciation, depletion and amortization expense decreased $65,000 (23%) in 1998 from 1997. An increase in the depletion rate from 10.2% in 1997 to 14.4% in 1998 was more than offset by the significant reduction of the depletable base (full cost pool) due to the ceiling limitation writedown at March 31, 1998. As a result, the depletion expense per equivalent barrel decreased from $3.29 in 1997 to $3.24 in 1998.

Gross general and administrative expense decreased $24,000 (12%) in 1998 from 1997. However, net general and administrative expense decreased only $5,000 (8%) as a direct result of the drop in oil prices. As Basic shut in some of the marginally producing wells that it operated, it reduced the amount of general and administrative overhead that the Company is allowed to recover from outside interests in these wells. The decrease in gross general and administrative expense is also a reflection of management's efforts to reduce expenses in light of the continued decline in oil prices. The largest decrease occurred in the area of employee compensation and benefits that declined $12,000 (10%) in 1998 from 1997. Despite the overall decrease, net general and administrative expense per equivalent barrel increased from $0.80 in 1997 to $0.96 in 1998 as a result of decreased oil and gas sales volumes.

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997
-----------------------------------------------------------------------------

Overview
--------

Operations in the quarter ended September 30, 1998 (1998) resulted in a net loss of $54,000 compared to net income of $42,000 in the quarter ended September 30, 1997 (1997).

Revenues
--------

Oil and gas sales revenue decreased $359,000 (51%) in 1998 from 1997. Oil sales revenue declined $321,000 (52%). Lower oil sales volume accounted for $196,000 (61%) of this decline while the drop in oil prices resulted in a negative variance of $125,000 (39%). In addition, gas sales revenue decreased $38,000 (44%) in 1998 from 1997. A decrease in gas volume sales accounted for $29,000 (76%) of this variance while the remaining $9,000 (24%) decrease was attributable to a drop in gas prices.

Volumes and Prices
------------------

Total liquid sales decreased 31%, from 35,600 barrels in 1997 to 24,400 barrels in 1998 while there was a 29% drop in the average price per barrel from $17.48 in 1997 to $12.34 in 1998. Total gas sales decreased 33%, from 48,600 MCF in 1997 to 32,600 MCF in 1998, and the average price per MCF dropped 17%, from $1.80 in 1997 to $1.50 in 1998. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. As mentioned throughout, with lower oil prices the Company has been forced to shut-in marginally producing wells in order to reduce expenses so as to maintain a positive cash flow.

Expenses
--------

Oil and gas production expense decreased $155,000 (40%) in 1998 from 1997 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, marginally producing wells have been shut-in due to lower oil prices. In addition, the Company has scaled back its workovers on many properties pending some recovery in oil prices.

Production taxes decreased $33,000 (52%) as a direct result of the drop in oil and gas sales revenue. Because of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 14% from $10.39 in 1997 to $8.90 in 1998.

Depreciation, depletion and amortization expense decreased $58,000 (37%) in 1998 from 1997. This decrease was caused by the significant reduction of the depletable base (full cost pool) due to the ceiling limitation writedown at March 31, 1998. As a result, the depletion expense per equivalent barrel decreased from $3.50 in 1997 to $3.26 in 1998.

Gross general and administrative expense decreased $25,000 (24%) in 1998 from 1997 and net general and administrative expense decreased $13,000 (34%). Again, the difference is due to the fact that as oil prices continue to remain at their current low levels, Basic has been forced to shut in some of the marginally producing wells that it operated. This reduces the amount of general and administrative overhead that the Company is allowed to recover from outside interests in these wells. Also, in an effort to maintain a positive cash flow, management has taken additional steps to reduce general and administrative expenses where possible. Again, the largest decrease occurred in the area of employee compensation and benefits that declined $11,000 (19%) in 1998 from 1997. Despite the decrease in oil and gas sales volumes, net general and administrative expense per equivalent barrel decreased from $0.87 in 1997 to $0.84 in 1998.

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                                         Six Months Ended           Quarter Ended
                                           September 30              September 30
                                        1998         1997         1998         1997
                                     ----------   ----------   ----------   ----------
     Sales volume
         Oil (barrels)                   51,600       68,000       24,400       35,600
         Gas (mcf)                       76,200       88,600       32,600       48,600

     Revenue
         Oil                         $  668,000   $1,209,000   $  301,000   $  622,000
         Gas                            126,000      150,000       49,000       87,000
                                     ----------   ----------   ----------   ----------
                                        794,000    1,359,000      350,000      709,000
     Total production expense(1)        516,000      917,000      266,000      454,000
                                     ----------   ----------   ----------   ----------
     Gross profit                    $  278,000   $  442,000   $   84,000   $  255,000
                                     ==========   ==========   ==========   ==========

     Depletion expense               $  208,000   $  272,000   $   96,000   $  153,000

     Depletion expense per BOE(3)    $     3.24   $     3.29   $     3.26   $     3.50

     Average production expense(2,3) $     8.02   $    11.08   $     8.90   $    10.39

     Average sales price(3)
         Oil (per barrel)            $    12.95   $    17.78   $    12.34   $    17.48
         Gas (per mcf)                     1.65         1.69         1.50         1.80

----------------------------

     1    Operating expenses, including production tax
     2    Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     3    Averages calculated based upon non-rounded figures



                           (Intentionally left blank)







                                       13

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 1998)

Item 1. Legal Proceedings
-------------------------

None.

Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the six months ended September 30, 1998, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

At March 31, 1998, the Company accepted the resignation of its controller, a long time employee. Fortunately, the Company was able to immediately hire a replacement. However, this new controller resigned in the quarter just ended.

The Company has interviewed a number of candidates, and made a concerted effort to fill this position, all to no avail. A number of factors have influenced this situation. The availability of accountants with oil and gas experience in the Denver area is surprisingly low. Basic's size and the desire for public accounting experience creates a disparity in salary expectations by both parties. Also, the "Going Concern" opinion letter, which the Company received in its most recent Form 10-KSB, makes it difficult to recruit candidates who currently have employment.

Other than not timely filing its quarterly Form 10-QSB's, the Company has not been adversely impacted by this vacancy. Although, allowing this position to remain vacant is not sustainable and could in the long run adversely impact the Company. In the interim, the Company has been able to fulfill its SEC and other governmental agencies filing requirements with the use of one contract person. The Company expects to continue its efforts to fill this position with a full time employee.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.



---------------------------------
Ray Singleton, President and
Principal Accounting Officer


Date:  November 20, 1998