Form 10QSB
period 1998-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-02-16
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998
                                     ------------------


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                      84-0592823
-------------------------------                     ------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

633 Seventeenth Street, Suite 1670, Denver, Colorado           80202
----------------------------------------------------         --------
(Address of principal executive offices)                    (Zip Code)

                                 (303) 294-9525
                            --------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes    X          No
                                 -------          -------

Shares of common stock outstanding on February 12, 1999:  16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements.....................................   3

               Consolidated Balance Sheets - December 31, 1998
               and March 31, 1998.......................................   3

               Consolidated Statements of Operations - Quarter
               Ended and Nine Months Ended December 31, 1998 and
               December 31, 1997........................................   5

               Consolidated Statements of Cash Flows - Nine Months
               Ended December 31, 1998 and December 31, 1997............   6

               Notes to Financial Statements............................   7

       Item 2. Management's Discussion and Analysis.....................   9

               Results of Operations....................................  10

PART II. OTHE INFORMATION

       Item 1. Legal Proceedings........................................  14

       Item 2. Changes in Securities....................................  14

       Item 3. Defaults Upon Senior Securities..........................  14

       Item 4. Submission of Matters to a Vote of Security Holders......  14

       Item 5. Other Information........................................  14

       Item 6. Exhibits and Reports on Form 8-K.........................  14

       Signatures   ....................................................  14

PART I.
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                    December 31       March 31
                                                       1998             1998
                                                   ------------    ------------
                                                    (Unaudited)
Assets
Current assets
     Cash and cash equivalents                     $     68,000    $     52,000
     Accounts receivable
         Oil and gas sales                              112,000         160,000
         Joint interest and other receivables           142,000          97,000
         Less: allowance for doubtful accounts          (54,000)        (54,000)
     Other current assets                               204,000         226,000
                                                   ------------    ------------

                  Total current assets                  472,000         481,000
                                                   ------------    ------------

Property and equipment
     Oil and gas property (full cost method)         32,631,000      32,559,000
     Support equipment                                  455,000         450,000
                                                   ------------    ------------

                                                     33,086,000      33,009,000
     Accumulated depletion - FCP (includes
         cumulative ceiling limitation
         charges of $14,961,000)                    (31,523,000)    (31,217,000)
     Accumulated depreciation                          (394,000)       (374,000)
                                                   ------------    ------------

     Net property and equipment                       1,169,000       1,418,000
     Other noncurrent assets                             85,000          85,000
                                                   ------------    ------------

                  Total noncurrent assets             1,254,000       1,503,000
                                                   ------------    ------------

Total Assets                                       $  1,726,000    $  1,984,000
                                                   ============    ============


                 See accompanying Notes to Financial Statements.

                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                    December 31       March 31
                                                       1998             1998
                                                   -------------   ------------
                                                    (Unaudited)
Liabilities
Current liabilities
     Accounts payable                              $    214,000    $    324,000
     Accrued liabilities                                159,000         144,000
     Current portion of long-term debt                  210,000         234,000
                                                   ------------    ------------

                  Total current liabilities             583,000         702,000
                                                   ------------    ------------

Long-term debt, less current portion                    390,000         390,000
                                                   ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                 --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                 17,000          17,000
     Additional paid-in capital                      22,692,000      22,692,000
     Accumulated deficit                            (21,933,000)    (21,794,000)
     Less: treasury stock (349,265 shares at
         December 31 and March 31); at cost             (23,000)        (23,000)
                                                   ------------    ------------

                  Total shareholders' equity            753,000         892,000
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $  1,726,000    $  1,984,000
                                                   ============    ============


                 See accompanying Notes to Financial Statements.

                                     Basic Earth Science Systems, Inc.
                                    Consolidated Statements of Income
                                                (Unaudited)

                                                         Nine Months Ended                         Quarters Ended
                                                            December 31                             December 31
                                                     1998               1997                 1998                1997
                                                 ------------        ------------        ------------        ------------
Revenue
     Oil and gas sales                           $  1,109,000        $  1,908,000        $    315,000        $    549,000
     Well service revenue                              20,000              18,000               4,000               6,000
                                                 ------------        ------------        ------------        ------------

     Total revenue                                  1,129,000           1,926,000             319,000             555,000
                                                 ------------        ------------        ------------        ------------

Expenses
     Oil and gas production                           732,000           1,237,000             258,000             443,000
     Production tax                                    67,000             172,000              25,000              49,000
     Well service expenses                             17,000              21,000               3,000               8,000
     Depreciation, depletion and
         amortization                                 315,000             407,000             101,000             128,000
     General and administrative                        93,000             118,000              32,000              52,000
                                                 ------------        ------------        ------------        ------------

     Total operating expenses                       1,224,000           1,955,000             419,000             680,000
                                                 ------------        ------------        ------------        ------------

     Loss from operations                             (95,000)            (29,000)           (100,000)           (125,000)
                                                 ------------        ------------        ------------        ------------

Other income (expense)
     Interest and other income                         14,000              10,000               6,000               5,000
     Interest expense                                 (58,000)            (42,000)            (17,000)            (17,000)
                                                 ------------        ------------        ------------        ------------

     Total other expense                              (44,000)            (32,000)            (11,000)            (12,000)
                                                 ------------        ------------        ------------        ------------

Net loss                                         $   (139,000)       $    (61,000)       $   (111,000)       $   (137,000)
                                                 ============        ============        ============        ============

Basic and diluted weighted average
     number of shares outstanding                  16,530,487          16,561,265          16,530,487          16,523,031
                                                 ============        ============        ============        ============


Basic and diluted net loss per share             $      (.008)       $      (.004)       $      (.007)       $      (.008)
                                                 ============        ============        ============        ============


                                        See accompanying Notes to Financial Statements.


                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Nine Months Ended
                                                               December 31
                                                            1998         1997
                                                         ---------    ---------
Cash flows from operating activities
Net loss                                                 $(139,000)   $ (61,000)
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, depletion and amortization              315,000      407,000
     Loss on sale of assets                                   --          1,000
     Change in current assets and current liabilities:
         Accounts receivable, net                            3,000      (45,000)
         Accounts payable and accrued liabilities          (95,000)    (110,000)
         Other current assets                               22,000       74,000
     Other noncurrent assets                                  --          2,000
     Other adjustments                                      11,000       16,000
                                                         ---------    ---------
Net cash provided by operating activities                  117,000      284,000
                                                         ---------    ---------
Cash flows from investing activities
Capital expenditures
     Oil and gas property                                 (155,000)    (358,000)
     Support equipment                                      (5,000)      (3,000)
Proceeds from sale of property and equipment                83,000         --
                                                         ---------    ---------
Net cash used in investing activities                      (77,000)    (361,000)
                                                         ---------    ---------
Cash flows from financing activities
Proceeds from borrowing                                     67,000      210,000
Long-term debt payments                                    (91,000)    (175,000)
Purchase of treasury stock                                    --        (10,000)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (24,000)      25,000
                                                         ---------    ---------

Cash
Net increase (decrease)                                     16,000      (52,000)
Balance at beginning of period                              52,000       97,000
                                                         ---------    ---------
Balance at end of period                                 $  68,000    $  45,000
                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  51,000    $  42,000


                 See accompanying Notes to Financial Statements.

                        Basic Earth Science Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1998

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

The vast majority of the Company's software are Microsoft Windows 95/Office 97 products and are not expected to be a problem. The software provider that supports the Company's software program for its principal accounting system has assured the Company that it will be Year 2000 compliant by April 1999. Since modification of this program is included in the ongoing software support contract, the Company does not expect to expend any significant amount of funds to address resolving Year 2000 issues.

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

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, that may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations. In an effort to control expenses, Basic did not do a quarterly evaluation of its oil and gas reserves. A detailed reserve evaluation will be performed in conjunction with its audit subsequent to its year end at March 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources
Liquidity During the nine months just ended, current assets decreased 2% from $481,000 at year end March 31, 1998 (March 31) to $472,000 at December 31, 1998
(December 31) and current liabilities decreased 17% from $702,000 at March 31 to $583,000 at December 31. Consequently, the Company's current ratio increased from 0.69:1 at March 31 to 0.81:1 at December 31. A specific Bank covenant requires the maintenance of a current ratio of at least 1:1, after adjustment for the removal of the current portion of long-term debt. At December 31, 1998, the Company was in compliance with all Bank covenants and the Company's current ratio was 1.27:1 as calculated per the provisions of the covenants.

With the downward trend in oil prices during the past nine months, Basic has been forced to shut in marginally producing wells as they become unprofitable. If any of these wells are eventually plugged and abandoned, equipment is removed and transferred to inventory to be either used on other properties or sold at market value. During the nine months ended December 31 there was a net increase in the inventory account, which is included in other current assets, of $12,000. This net increase in other current assets was more than offset by a $34,000 decrease in open futures and options contracts during the same period.

Declining sales volumes resulting from wells being shut in together with sharply lower oil prices resulted in a $48,000 (30%) drop in oil and gas sales receivables at December 31 from March 31. A significant portion of the $45,000 (46%) increase in joint interest and other receivables is due to ad valorem tax accrual adjustments.

Debt As of December 31, 1998, the Company did not have any remaining borrowing capacity. Under the terms of the agreement with its bank in effect at September 30, 1998, Basic was obligated to make monthly principal payments of $30,000 beginning August 1, 1998. The Company was able to make only one $30,000 payment on September 30, 1998 followed by a $10,000 principal payment on October 31, 1998. Effective November 3, 1998 Basic and its bank modified the existing loan agreement. Effective November 3, the borrowing base was set at $620,000 with scheduled monthly principal payments of $10,000 beginning November 30, 1998 and running through March 31, 1999. At April 30, 1999 the monthly principal payments will increase to $20,000 through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due shall be paid in full. As of February 12, 1999 the Company was current on its scheduled principal payments. Reference should be made to the Company's Form 10-KSB as of March 31, 1998 for further disclosure regarding the Company's debt.

Hedging At December 31, 1998, the Company had 2 open options contracts to hedge future deliveries , both maturing in February 1999 at a strike price of $16.00 per barrel.

Liquidity Outlook The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. During the quarter ended December 31, 1998 the average price per barrel of oil was $10.94. This was a $1.40 (11%) per barrel drop from the $12.34 average price received for the quarter ended September 30, 1998. This further decline in oil prices continued to adversely effect the Company. At current cash flow levels and current oil prices, or with any further drop in oil prices, there can be no assurance that the Company will be able to meet its bank debt obligations when the scheduled monthly payments increase to $20,000 in April 1999. If this situation were to occur, the Company would negotiate with the Bank to restructure the monthly payments upon mutually agreeable terms. There are no assurances that such terms would be favorable to the Company. (Reference should be made to the Going Concern paragraph of the auditor's opinion letter in the Company's Form 10-KSB at March 31, 1998.)

Strategy Implementation
The Company's long term plan of operation involves the acquisition and exploitation of producing properties. However, the Company has suspended this plan pending the recovery of oil prices. In the interim, the Company renegotiated its bank debt, thereby lowering its monthly principal payment requirements. The Company expects to continue focusing on reducing both lease operating and general and administrative expenses. In addition, the Company plans to accelerate its plans to divest and/or abandon marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. Basic may also alter or vary these plans pending the recovery of oil prices based upon changes in circumstances, unforeseen opportunities and other events which the Company is not able to anticipate.

The Company also holds several major value properties (relative to the size of its existing debt). If its various short-term efforts fail, and oil prices do not recover, the Company may chose to sell one or several of these properties in order to reduce or extinguish its existing debt.

If oil prices should drop further from their current low levels, the impacts could be several. The Company may incur further ceiling test limitations and be required to further write down oil and gas properties. Moreover, even if the Company is successful in any or all of its previously discussed efforts, there can be no assurance that the Company will be able to continue to meet its existing obligations as they become due in fiscal year 2000.

Results of Operations

Year-To-Date Comparison

Overview
Operations in the nine months ended December 31, 1998 (1998) resulted in a net loss of $139,000 compared to a net loss of $61,000 for the same period in 1997
(1997).

Revenues
Oil and gas sales revenue decreased $799,000 (42%) in 1998 from 1997. Oil sales revenue declined $734,000 (44%). Lower oil sales volume accounted for $346,000 (47%) of this decline while the drop in oil prices resulted in a negative variance of $388,000 (53%). In addition, gas sales revenue decreased $65,000 (27%) in 1998 from 1997. A decrease in gas sales volume accounted for $39,000 (60%) of this variance while the remaining $26,000 (40%) decrease was attributable to drop in gas prices. As discussed in more detail in the following paragraph, in addition to normal production decline, lower oil and gas sales volumes are a function of prices. As oil and/or gas prices continue to decline, more wells become uneconomic and must be shut in or abandoned thus reducing sales volume.

Volumes and Prices
Total liquid sales decreased 21%, from 95,700 barrels in 1997 to 75,900 barrels in 1998 while there was a 29% drop in the average price per barrel from $17.42 in 1997 to $12.31 in 1998. Total gas sales decreased 16%, from 127,400 MCF in 1997 to 106,900 MCF in 1998, and the average price per MCF dropped 13%, from $1.88 in 1997 to $1.64 in 1998. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. With lower oil prices the Company has been forced to shut-in marginally producing wells in order to reduce expenses in an attempt to maintain a positive cash flow.

Expenses
Oil and gas production expense decreased $505,000 (41%) in 1998 from 1997 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, marginally producing wells have been shut-in due to lower oil prices. In addition, the Company has scaled back its workovers on many properties pending some recovery in oil prices.

Production taxes decreased $105,000 (61%) as a result of two factors. First, because production taxes are a function of sales, the drop in oil and gas sales revenue directly resulted in a decline in production taxes. Second, Basic received the benefit of a $23,000 refund of severance taxes in the first quarter of the current fiscal year. As a result of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 28% from $11.82 in 1997 to $8.53 in 1998.

Depreciation, depletion and amortization expense decreased $92,000 (23%) in 1998 from 1997. An increase in the depletion rate from 14.4% in 1997 to 21.0% in 1998 was more than offset by the significant reduction of the depletable base (full cost pool) due to the ceiling limitation writedown at March 31, 1998. As a result, the depletion expense per equivalent barrel decreased from $3.40 in 1997 to $3.28 in 1998.

Gross general and administrative expense decreased $61,000 (20%) in 1998 from 1997. However, net general and administrative expense decreased only $25,000 (21%) as a direct result of the drop in oil prices. As Basic shut in some of the marginally producing wells that it operated, it reduced the amount of general and administrative overhead that the Company is allowed to recover from outside interests in these wells. The decrease in gross general and administrative expense is also a reflection of management's efforts to reduce expenses in light of the continued decline in oil prices. The largest decrease occurred in the area of employee compensation and benefits that declined $42,000 (21%) in 1998 from 1997. Net general and administrative expense per equivalent barrel decreased slightly from $1.01 in 1997 to $0.99 in 1998.

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

Overview
Operations in the quarter ended December 31, 1998 (1998) resulted in a net loss of $111,000 compared to a net loss of $137,000 in the quarter ended December 31, 1997 (1997).

Revenues
Oil and gas sales revenue decreased $234,000 (43%) in 1998 from 1997. Oil sales revenue declined $193,000 (42%). Lower oil sales volume accounted for $56,000 (29%) of this decline while the drop in oil prices resulted in a negative variance of $137,000 (71%). In addition, gas sales revenue decreased $41,000 (46%) in 1998 from 1997. A decrease in gas volume sales accounted for $18,000 (44%) of this variance while the remaining $23,000 (56%) decrease was attributable to a drop in gas prices.

Volumes and Prices
Total liquid sales decreased 12%, from 27,700 barrels in 1997 to 24,300 barrels in 1998 while there was a 34% drop in the average price per barrel from $16.61 in 1997 to $10.94 in 1998. Total gas sales decreased 21%, from 38,800 MCF in 1997 to 30,700 MCF in 1998, and the average price per MCF dropped 32%, from $2.36 in 1997 to $1.60 in 1998. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. As mentioned throughout, with lower oil prices the Company has been forced to shut-in marginally producing wells in order to reduce expenses in an attempt to maintain a positive cash flow.

Expenses
Oil and gas production expense decreased $185,000 (42%) in 1998 from 1997 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, marginally producing wells have been shut-in due to lower oil prices. In addition, the Company has scaled back its workovers on many properties pending some recovery in oil prices.

Production taxes decreased $24,000 (49%) as a direct result of the drop in oil and gas sales revenue. Because of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 33% from $14.40 in 1997 to $9.62 in 1998.

Depreciation, depletion and amortization expense decreased $27,000 (21%) in 1998 from 1997. This decrease was caused by the significant reduction of the depletable base (full cost pool) due to the ceiling limitation writedown at March 31, 1998. As a result, the depletion expense per equivalent barrel decreased from $3.70 in 1997 to $3.35 in 1998.

Gross general and administrative expense decreased $37,000 (31%) in 1998 from 1997 and net general and administrative expense decreased $20,000 (38%). Again, the difference is due to the fact that as oil prices continue to remain at their current low levels, Basic has been forced to shut in some of the marginally producing wells that it operated. This reduces the amount of general and administrative overhead that the Company is allowed to recover from outside interests in these wells. Also, in an effort to maintain a positive cash flow, management has taken additional steps to reduce general and administrative expenses where possible. Again, the largest decrease occurred in the area of employee compensation and benefits that declined $30,000 (40%) in 1998 from 1997. Despite the decline in oil and gas sales volumes, net general and administrative expense per equivalent barrel decreased from $1.50 in 1997 to $1.06 in 1998.

Liquids and Natural Gas Production, Sales Price and Production Costs

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                                                        Nine Months Ended                     Quarter Ended
                                                            December 31                         December 31
                                                       1998              1997               1998            1997
                                                    ----------        ----------         ----------      ----------
     Sales volume
         Oil (barrels)                                  75,900            95,700             24,300          27,700
         Gas (mcf)                                     106,900           127,400             30,700          38,800

     Revenue
         Oil                                         $ 934,000        $1,668,000          $ 266,000       $ 459,000
         Gas                                           175,000           240,000             49,000          90,000
                                                    ----------       -----------        -----------     -----------
                                                     1,109,000         1,908,000            315,000         549,000
     Total production expense (1)                      799,000         1,409,000            283,000         492,000
                                                    ----------        ----------         ----------      ----------
     Gross profit                                    $ 310,000        $  499,000         $   32,000      $   57,000
                                                     =========        ==========         ==========      ==========

     Depletion expense                               $ 307,000        $  398,000         $   99,000      $  126,000

     Depletion expense per BOE3                          $3.28             $3.40              $3.35           $3.70

     Average production expense (2,3)                    $8.53            $11.82              $9.62          $14.40

     Average sales price (3)
         Oil (per barrel)                               $12.31            $17.42             $10.94          $16.61
         Gas (per mcf)                                    1.64              1.88               1.60            2.36

----------------------------
(1)  Operating expenses, including production tax

(2) Operating expenses, including production tax, per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

(3)  Averages calculated based upon non-rounded figures


                           (Intentionally left blank)


PART II.
                                OTHER INFORMATION
                        (Cumulative from March 31, 1998)

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the nine months ended December 31, 1998, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.  Other Information

As disclosed in previous Form 10-QSBs, the Company has retained the services of one contract person to fulfill the accounting requirements held by the former Controller. The Company has postponed its efforts to fill this position with a full-time employee while it continues to evaluate its current staffing requirements.

Item 6.  Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/  Ray Singleton
-------------------------
Ray Singleton, President and
Principal Accounting Officer

Date:  February 12, 1999