Form 10KSB
period 1999-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-07-30
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                         Commission file number: 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
                          8547 E. Arapahoe Road, J-464
                        Greenwood Village, Colorado 80112

                            Telephone (303) 773-8000

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

Issuer's revenues for its most recent fiscal year:  $1,449,000

As of June 30, 1999, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $504,000.

The proxy statement for the 1999 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 1999

                                Table of Contents
                                -----------------

Part I:                                                                     Page
                                                                            ----
         Item 1.  Description of Business....................................  3

         Item 2.  Description of Property....................................  9

         Item 3.  Legal Proceedings.......................................... 11

         Item 4.  Submission of Matters to a Vote of Security Holders........ 11

Part II:
         Item 5.  Market for Common Equity and Related Stockholder Matters... 11

         Item 6.  Management's Discussion and Analysis and
                  Plan of Operation.......................................... 12

         Item 7.  Consolidated Financial Statements.......................... 21

         Item 8.  Changes In and Disagreements With Accountants
                  On Accounting and Financial Disclosure..................... 41

Part III:
         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.......................... 41

         Item 10. Executive Compensation..................................... 41

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................. 41

         Item 12. Certain Relationships and Related Transactions............. 41

Part IV:
         Item 13. Exhibits and Reports on Form 8-K........................... 42

Part I
------

                                     ITEM 1
                             DESCRIPTION OF BUSINESS

Overview
--------

Basic Earth Science Systems, Inc. (Basic or the Company), was originally organized in July 1969 and became a public company in 1980. The Company is principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. The Company's primary areas of operation are the Williston basin in North Dakota and Montana, south Texas and the Denver-Julesburg basin in Colorado.

Company Developments
--------------------

In the fiscal year ended March 31, 1998, the price of oil on the New York Mercantile Exchange (NYMEX) plummeted from $21.18 per barrel at September 30, 1997 to $15.61 per barrel at March 31, 1998. This decline had a profound impact on the Company's cash flow, reserves as calculated in accordance with SEC regulations, plan of operation, and outlook. As a result, the Company's independent auditors included a "going concern" explanatory paragraph in their report of Independent Certified Public Accountants at March 31, 1998.

In the year ended March 31, 1999, low oil prices continued to adversely affect the Company's activities. As anticipated in the previous year's 10-KSB, the Company was unable to pursue it's long term plan of operation, and instead, focused internally on controlling lease operating and general and administrative costs. Despite higher oil prices at year end (relative to the previous year) and lower operational costs, the Company's independent auditors again included a "going concern" explanatory paragraph in their report of Independent Certified Public Accountants. An expanded discussion of this issue can be found in Item 6, "Management's Discussion and Analysis and Plan of Operation" and in Note 2 to the Consolidated Financial Statements.

Prior to the decline in oil price in its 1998 fiscal year, the Company had made significant strides in business development. The following is a summary of these efforts.

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

In the fiscal year ended March 31, 1996 compared to the previous year, oil and gas sales revenue increased 97% from approximately $1.4 million to approximately $2.8 million and Cash Flows from Operating Activities increased 484% from $134,000 to $782,000. Production expense was higher than expected and net income was lower than expected due to the magnitude of unanticipated equipment repair costs associated with the large acquisition in the Williston basin the previous year.

In the fiscal year ended March 31, 1997 compared to the previous year, oil and gas sales revenue increased 7% from approximately $2.8 million to approximately $3.0 million, while Cash Flows from Operating Activities decreased 30% from $782,000 to $544,000. This decrease in cash flow was primarily a result of reducing the Company's accounts payable and accrued liabilities and increasing other current assets.

Contemplated Activities
-----------------------

GENERAL. The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. However, both during, at, and subsequent to March 31, 1999, the Company has suspended this plan. Furthermore, despite price increases subsequent to year end, the Company has yet to pursue its long-term development plan, instead focusing on reducing general and administrative expenses and returning shut-in wells back to production. In addition, the Company plans to continue divesting and/or abandoning marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. The Company may also alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

DEVELOPMENT. The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. However, given current oil prices, management does not expect to pursue these potential opportunities in the upcoming fiscal year unless oil prices improve.

ACQUISITIONS. The Company continues to evaluate properties which are made available for sale. However, there can be no assurances that funds will be available to pursue such opportunities or that offers the Company submits may be accepted.

DRILLING. While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENT. The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends to continue its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

Segment Information and Major Customers
---------------------------------------

INDUSTRY SEGMENT. The Company is engaged only in the upstream segment of the oil and gas industry, which comprises exploration, production, operations and development. The Company has no gathering, transportation, refining or marketing functions.

MARKETS. The Company's oil and natural gas is sold to various purchasers in the geographic area of its properties. Basic is a small company and, as such, has no impact on the market for its goods and little control over the price received. The market for, and the value of, oil and natural gas are dependent upon a number of factors including other sources of production, competitive fuels, and proximity and capacity of pipelines or other means of transportation, all of which are beyond the control of Basic.

The Company believes that substantially all domestic oil, which is produced, can be readily sold at prevailing market prices. The oil prices the Company receives are typically $2.00 to $2.50 lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 1999, Basic sold 60 percent of its oil and gas production to a total of three purchasers: 11 percent to Cenex Harvest States, 28 percent to Murphy Oil USA, Inc. and 21 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

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

Regulations
-----------

GENERAL. The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, and taxes. The Company is further affected by changes in such laws and by constantly changing administrative regulations. To the best of its knowledge, the Company is in compliance with all such regulations and is not aware of any claims which could have a material impact upon the Company's financial condition, results of operations, or cash flows.

FEDERAL TAXATION. During fiscal 1993, The Comprehensive National Energy Policy Act (Act) was signed into law. The Act provides for various incentives and revenue-raising provisions. Perhaps most significant to independent oil and gas companies are the provisions repealing certain intangible drilling cost and statutory depletion tax preferences for the purposes of calculating the alternative minimum tax. While provisions are favorable to the oil and gas industry, Basic will not realize current benefits because of its relatively high, non-cash depletion expense and a substantial net operating loss carryforward.

NATURAL GAS PRICING. During fiscal 1992, the Federal Energy Regulatory Commission (FERC) issued FERC Order 636 (the Order) which is intended to ensure that pipelines provide transportation service that is equal in quality for all gas suppliers, whether the customer purchases gas from the pipeline or from a different supplier. While the Company views this Order as favorable to natural gas producers, it does not have a material impact on Basic in that the vast majority of the Company's production is crude oil rather than natural gas.

ENVIRONMENTAL MATTERS. The Company is subject to various federal, state, regional and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, may impose liability on the owner or the lessee for the cost of pollution cleanup resulting from operations, subject the owner or lessee to liability for pollution damages, require the suspension or cessation of operations in affected areas and impose restrictions on injection into subsurface aquifers that may contaminate ground water. Although environmental requirements do have a substantial impact upon the energy industry, these requirements do not appear to affect Basic any differently than other companies in this industry who operate in a given geographic area. The Company is not aware of any environmental claims which could have a material impact upon the Company's financial condition, results of operations, or cash flows.

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

Certain Risks
-------------

VOLATILITY OF OIL & GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility is expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's oil and gas reserves.

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this Form 10-KSB (see Note 13 to the Consolidated Financial Statements) represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day; the last day of the Company's fiscal year.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any estimate is a function of the quality of available data, engineering, and geological interpretation and judgement. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as future operating costs, severance and excise taxes, development costs, workover costs, remedial costs and the assumed effects of regulations by governmental agencies, all of which may in fact vary considerably from actual results. Other variables, specifically oil and gas prices, are fixed at the prices existing on the last day of the fiscal year whether such prices are reasonable; and which may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any property or any group of properties, classifications of such reserves based upon risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

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

OPERATING HAZARDS. The oil and gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. In addition, the Company may be liable for environmental damage caused by previous owners of properties purchased or leased by the Company. As a result, substantial liabilities to third parties or governmental agencies may be incurred, the payment of which could reduce or eliminate the funds available for acquisitions, development, and exploration, or result in losses to the Company. Although Basic is not fully insured against all environmental and other risks, it maintains insurance coverage which it believes is customary in the industry.

Forward-Looking Statements
--------------------------

This Form 10-KSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, the statements under Item 1. "Description of Business", Item 6. "Management's Discussion and Analysis and Plan of Operation", and Note 2 to the Consolidated Financial Statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements included in this Form 10-KSB.

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

At March 31, 1999, Basic's offices were located in downtown Denver, Colorado. Subsequent to year end, the Company moved its office to a Denver suburb. At fiscal year end, the Company had eight employees: three at its main office in Denver and five at its subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATIONS AND IMPACT. As of March 31, 1999, Basic owned an interest in 76 oil wells and 10 gas wells. Basic currently operates 61 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 79 percent of Basic's total liquid hydrocarbon sales and approximately 54 percent of total gas sales in the year ended March 31, 1999. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                                            Gross Wells    Net Wells
                                            -----------    ---------
                                             Oil   Gas    Oil     Gas
                                             ---   ---    ---     ---

            Colorado                         --      4    --     2.40
            Kansas                            2     --    0.44     --
            Louisiana                         1      2    0.46   0.06
            Montana                          14     --   10.86     --
            New Mexico                       --      2      --   0.78
            North Dakota                     25     --   12.00     --
            Oklahoma                         --      1      --   0.35
            Texas                            32      1   26.19   0.23
            Wyoming                           2     --    0.35     --
                                           ----   ----   -----   ----

            Total                            76     10   50.30   3.82
                                           ====   ====   =====   ====

PRODUCTION. Specfic production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 1999, the discounted present value of Basic's estimated proved reserves was approximately $1,650,000 reflecting a 24% increase from the previous year's reserves of $1,324,000. This increase was primarily the result of two factors. First, higher oil prices extending the economic life of the Company's oil properties. Second, the production realized in the year ended March 31 1999 provided additional data that allowed for a revised estimate of remaining reserves. The increase in estimated reserves from these two factors was partially offset by a decrease in the gas price used to estimate the Company's gas reserves. The analysis of Basic's estimated oil and gas reserves can be found in Note 13 to the Consolidated Financial Statements.

LEASEHOLD ACREAGE. The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or "held-by-production." Basic's acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company's "raw material" and, therefore, its potential to replace reserves in the future. Basic's strategy is the acquisition of producing properties. Given this strategy, there is no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to exploration companies. Management believes this is a reflection of the Company's strategy rather than its ability to replace reserves.

                             Developed Acreage   Undeveloped Acreage
                             -----------------   -------------------

                                Gross     Net     Gross     Net
                                -----     ---     -----     ---

                Colorado          640      384     --       --
                Kansas            600      113     --       --
                Louisiana         640       26     --       --
                Montana         2,720    2,029    2,600      826
                New Mexico        640      248     --       --
                North Dakota    5,612    2,445    2,111      511
                Oklahoma          160       49     --       --
                Texas           3,166    2,311       80       65
                Wyoming           634      242    1,016      486
                               ------   ------   ------   ------

                Total          14,812    7,847    5,807    1,888
                               ======   ======   ======   ======

FIELD SERVICE EQUIPMENT. At March 31, 1999, the Company's subsidiary, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, four pickup trucks and six ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. At March 31, 1999, the Company leased approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters. The lease term expired April 30, 1999. For a discussion of Basic's new lease arrangement, see Note 10 to the Consolidated Financial Statements

                                     ITEM 3
                                LEGAL PROCEEDINGS

None.

                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fiscal quarter ended March 31, 1999.

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

                                                   High               Low
                                                   ----               ---
Year Ended March 31, 1998
-------------------------

First Quarter................................     $  .070           $ .070
Second Quarter...............................        .080             .070
Third Quarter................................        .100             .080
Fourth Quarter...............................        .110             .070

Year Ended March 31, 1999
-------------------------

First Quarter................................     $  .070           $ .030
Second Quarter...............................        .030             .025
Third Quarter................................        .025             .018
Fourth Quarter...............................        .021             .020

The bid price on June 30, 1999 was $0.035. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 1999, Basic had approximately 2,470 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Going Concern and Liquidity Outlook
-----------------------------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended March 31, 1998 (1998), the Company incurred a sizable net loss, sustained a ceiling limitation write-down of $870,000 on its oil and gas property assets, and had a working capital deficit. During the year ended March 31, 1999 (1999), the Company again incurred a net loss and had a working capital deficit. While oil prices had improved somewhat by the Company's fiscal 1999 year end, and the situation is somewhat more favorable, this development is not under management's control and prices might again decline, placing the Company in a fragile situation. In addition, the Company's bank debt balance is due April 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the past year, the Company restructured its debt and sold certain assets to meet working capital demands and may be required to do so again in the future.

With respect to the balloon payment due at April 1, 2000, at current oil prices, it is management's belief that the Company will not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. As of June 30, 1999, there has been no agreement to further restructure the current debt facility. If no agreement can be reached, management believes that alternative financing from another lending institution can be secured or that it will be able to realize sufficient proceeds from the sale of one or more key oil and/or gas properties to meet its debt obligation.

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

The Company has severely curtailed both its field activities and its administrative expenses during the past year in an effort to meet its cash requirements. Given recent oil price increases, management expects to return selected wells back to production, thereby increasing sales. However, these wells are marginal in nature and are not expected to have a dramatic impact on the Company's revenues. With the exception of returning wells back to production, the Company expects to maintain curtailments in both its field activities and its administrative expenses, at least during the first half of the current fiscal year.

Even if the Company is successful in all of these efforts, there can be no assurance that the Company will be able to continue to meet its existing obligations as they become due in fiscal year 2000. Additionally, if oil prices drop again, the Company may again incur ceiling limitations and be required to write down additional assets.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. At March 31, 1998, the Company had two loan agreements with Norwest Bank of Colorado, N.A. ("the Bank") which included a Declining Balance, Revolving Line of Credit (DBRLOC) and a Revolving Line of Credit (RLOC). The RLOC expired on December 31, 1998.

With respect to the DBRLOC, under the terms of the agreement in effect at March 31, 1998, Basic was obligated to make monthly principal payments of $30,000 beginning August 1, 1998. The Company was able to make only one $30,000 payment on September 30, 1998 followed by a $10,000 principal payment on October 31, 1998. Effective November 3, 1998, Basic and the bank modified the existing loan agreement and the borrowing base was set at $620,000 with scheduled monthly principal payments of $10,000 beginning November 30, 1998 and running through March 31, 1999. At April 30, 1999, the monthly principal payments increased to $20,000 and will continue at that amount through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due is required to be paid in full.

At March 31, 1999, the DBRLOC had a borrowing base of $570,000. Additional information concerning the Company's debt appears in Note 5 to the Consolidated Financial Statements.

HEDGING. Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of principal payments due in fiscal 1998 and 1999, management recognized that fluctuations in crude oil prices could have a negative impact on the Company's financial affairs. Accordingly, the Company entered futures and/or options contracts in order to hedge this exposure. During the fiscal period just ended, the Company favored options, rather than futures contracts, in order to participate more fully if prices were to again escalate. However, as of March 31, 1999, these contracts had expired and the Company had not replaced them. The Company did not hedge any gas production during the past year. Information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

LIQUIDITY. The Company's current ratio remained unchanged at 0.7:1 at March 31, 1999 from March 31, 1998. A specific Bank covenant requires the maintenance of a current ratio of at least 1:1, after adjustment for the removal of the current portion of long-term debt. At March 31, 1999, the Company was in compliance with all Bank covenants and the Company's current ratio was 1.1:1 as calculated per the provisions of the covenants.

Current assets decreased $103,000 (21%) from $481,000 at March 31, 1998 to $378,000 at March 31, 1999 (see Note 3 to the Consolidated Financial Statements for further discussion). Oil and gas sales receivable decreased $31,000 (19%) from $160,000 at March 31, 1998 to $129,000 at March 31, 1999. This decrease was primarily due to the drop in the number of wells on production at fiscal year end 1999 compared to fiscal year end 1998. As noted above, Basic was forced to shut in a number of marginal wells during 1999 as a result of the drop in oil prices. The majority of these wells remained shut-in at March 31, 1999. Joint interest and other receivables increased $29,000 (30%) from $97,000 at fiscal year end 1998 to $126,000 at fiscal year end 1999. This increase can be attributed to $27,000 receivable recorded in March 1999 for a refund received after year end of severance taxes paid to Montana in prior years due to a retroactive change in well classifications and severance tax rates.

Current liabilities decreased $129,000 (18%) from $702,000 at 1998 to $573,000 at 1999. Accounts payable decreased $132,000 (41%) from $324,000 at March 31, 1998 to $192,000 at March 31, 1999. This decrease was a result of the curtailment of field activities through the postponement of workovers/repairs and the fact that a number of wells on production at fiscal year end 1998 were shut-in at fiscal year end 1999.

Cash flows from operating activities decreased 66% from $406,000 in 1998 to $140,000 in 1999. This decrease in cash flows from operating activities is a direct result of the downward trend in oil prices beginning in the fourth quarter of fiscal 1998 and continuing throughout the majority of fiscal 1999.
Net cash used in investing activities decreased 75% from $402,000 in 1998 to $100,000 in 1999. In 1998, with respect to its planned development activities, the Company attempted five recompletions, one of which was successful. In 1999, with tighter cash flow constraints, only one recompletion was attempted. That one was unsuccessful. Also, the decrease in cash used in investing activities in 1999 from 1998 can be attributed to a slowdown in the Company's divestiture/abandonment activities. In 1999, Basic plugged and abandoned three wells compared to six in 1998. With respect to its financing activities, the Company had a net reduction of its outstanding bank debt of $54,000 in 1999 compared to a net reduction of $49,000 in 1998.

OTHER. The Company recorded a valuation allowance of $3,024,000 at March 31, 1999 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects management's belief that the benefits from the deferred tax assets will more than likely not be realized.

IMPACT OF INFLATION. Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and debt repayment requirements, the Company requires capital to fund the development and enhancement of recently acquired properties and capital to fund the acquisition of additional properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, given that the existing bank debt is at its borrowing base ceiling, the Company has no available debt capacity. Therefore, Company has postponed the acquisition and development of additional properties. Management intends to fund the Company's immediate needs with its internally-generated cash flow from operations.

OTHER COMMITMENTS. As of July 10, 1999, the Company has no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office lease.

Results of Operations
---------------------

1999 Compared with 1998

OVERVIEW. Operations in the year ended March 31, 1999 (1999) resulted in a net loss of $54,000 compared to net loss of $1,111,000 in the year ended March 31, 1998 (1998). The primary source of the loss in 1998 was a ceiling limitation charge of $870,000.

REVENUES. Oil and gas sales revenue decreased $997,000 (41%) in 1999 from 1998. Oil sales revenue declined $909,000 (43%). Lower oil sales volume accounted for $411,000 (45%) of this decline while the steep drop in oil prices resulted in a negative variance of $498,000 (55%). In addition, gas sales revenue decreased $88,000 (28%) in 1999 from 1998. A decrease in gas sales volume accounted for
$54,000 (61%) of this variance while the remaining $34,000 (39%) was attributable to a drop in gas prices.

VOLUMES AND PRICES. Total liquid sales decreased 19%, from 125,000 barrels in 1998 to 101,000 barrels in 1999, while the average price per barrel decreased 29% from $16.91 in 1998 to $11.96 in 1999. Total gas sales decreased 17%, from 166,000 Mcf in 1998 to 137,000 Mcf in 1999, while the average price per MCF decreased 13%, from $1.86 in 1998 to $1.61 in 1999. Along with normal production decline, liquid sales were adversely impacted by the sharp decline in oil prices. With lower oil prices the Company was forced to shut-in marginally producing wells in order to reduce expenses in an attempt to maintain a positive operating cash flow.

EXPENSES. Oil and gas production expense and production taxes decreased $708,000 (43%) in 1999 over 1998 primarily as a result of the curtailment of field activities. As noted in the preceding paragraph, wells with very high lifting costs were shut-in when oil prices declined below the cost to produce those wells. In addition, the Company deferred workovers/repairs, thereby shutting-in production on many properties which were otherwise profitable, when the payout of those repairs was unacceptably long or adversely impacted the Company's cash position or liquidity ratios. Just prior to March 31, 1999, with a modest recovery in oil prices, the Company placed three wells back on production that had been shut-in during fiscal 1999.

Production taxes decreased $142,000 (59%) primarily as a result of two factors. First, because production taxes are a function of sales, the drop in oil and gas sales revenue directly resulted in a decline in production taxes. Second, Basic received the benefit of $50,000 in severance tax refunds from two states in 1999. As a result of the decreases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel decreased 32%, from $12.40 in 1998 to $8.43 in 1999.

Depreciation, depletion and amortization expense decreased $275,000 (50%) in 1999 from 1998. As a result of the decline in production in 1999 relative to 1998, the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) dropped from 25.5% in 1998 to 18.1% in 1999. This decrease in the depletion rate coupled with the reduction of the depletable base (the full cost pool of oil and gas properties) resulted in a 39% drop in the depletion expense per equivalent barrel from $3.50 in 1998 to $2.13 in 1999.

In the fourth quarter of 1998 Basic's capitalized oil and gas property cost exceeded the present value (using a 10% discount factor) of estimated future net revenue from its proved reserves, based on the price of oil at March 31, 1998. This forced the Company to record a $870,000 write-down of the carrying value of its oil and gas properties to the value of the underlying reserve valuation. Basic did not incur a ceiling limitation charge during 1999.

Gross general and administrative (G&A) expense decreased $111,000 (26%) while net G&A expense decreased $64,000 (36%) in 1999 from 1998. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense is a reflection of management's efforts to reduce expenses in light of the continuing decline in oil prices throughout much of 1999. Approximately $57,000 of the decrease was a result of a reduction in personnel, salaries, and related benefits. The entire $111,000 reduction in gross G&A expense was not reflected in the reduction of net G&A expense because the Company shut in some of the marginally producing wells that it operates, thereby reducing the overhead fees that the Company was allowed to recover. The percentage of gross general and administrative expense that the Company was able to charge out to operated wells was 57% in 1999 compared to 48% in 1998. Net general and administrative expense per equivalent barrel decreased from $1.16 in 1998 to $0.91 in 1999.

OTHER INCOME/(EXPENSE). Other income/(expense) increased $10,000 (22%) from a net expense of $46,000 in 1998 to a $56,000 net expense in 1999. This increase was primarily the result of higher interest expense due to a higher average outstanding balance due on the Company's bank debt. This increase was only partially offset by higher interest and other income.











                           (Intentionally left blank)

Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                    1999       1998       1997
                                                  --------   --------   --------
Production:
         Oil (barrels) .........................   101,000    125,000    133,000
         Gas (mcf) .............................   137,000    166,000    202,000
Revenue: (in thousands)
         Oil ...................................  $  1,204   $  2,113   $  2,611
         Gas ...................................       221        309        402
                                                  --------   --------   --------

         Total .................................     1,425      2,422      3,013
Less: total production expense (in thousands)(1)     1,041      1,891      2,131
                                                  --------   --------   --------

Gross profit (in thousands) ....................  $    384   $    531   $    882
                                                  ========   ========   ========

Write-down of oil and gas properties
         (in thousands) ........................  $   --     $    870   $   --
Depletion expense (in thousands) ...............  $    263   $    534   $    517
General and administrative expense
         (in thousands) ........................  $    113   $    177   $    170

Average sales price:
         Oil (per barrel) ......................  $  11.96   $  16.91   $  19.56
         Gas (per mcf) .........................      1.61       1.86       1.98
Average production expense(2) ..................      8.43      12.40      12.75
Average gross profit(3) ........................      3.11       3.47       5.28
Average depletion expense(4) ...................      2.13       3.50       3.09
Average general & administrative expense(5) ....      0.91       1.16       1.02

--------------------------

1    Operating costs, including production tax

2    Operating costs, including production tax, per equivalent barrel(6)

3    Gross profit per equivalent barrel(6)

4    Depletion expense per equivalent barrel(6)

5    General & administrative expense per equivalent barrel(6)

6    6 mcf of gas is equivalent to 1 barrel oil

Year 2000
---------

The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs, or embedded computer chips, that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Speculation as to the impact of this issue varies widely.

The Company cannot state that the Year 2000 problem will not pose material operational problems. Nor is the Company in control of the external forces that could create these material impacts. The Company has not completed a comprehensive assessment of the Company's Year 2000 problem, nor established any written Year 2000 policies. The Company has not secured, and has no plans to secure, backup power generation equipment for its offices or wellsite locations. Nor, has the Company made alternate arrangements for the possible failure, and/or reduced availability, of law enforcement, government services, banking services, currency or transportation infrastructure.

With a March 31 fiscal year end, from an accounting prospective, the Company is currently, and effectively, in Year 2000. The Company previously reported that it was working with the provider of its software accounting system to resolve Year 2000 issues. The Company received software module updates in March, April and June 1999. The Company has not experienced any difficulties that were not immediately resolved. The software provider has assured the Company that its software is now fully Year 2000 compliant. These modifications were included in the Company's ongoing software support contract and the Company did not expend any additional funds to resolve this Year 2000 issue. The vast majority of the Company's remaining software are Microsoft Windows 95/Office 97 products and are not expected to create a problem.

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

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In the fiscal year ended March 31, 1999 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this statement did not have a material impact on the Company's financial statements.






                           (Intentionally left blank)

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 1999 and 1998

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants - BDO Seidman, LLP...      21

Consolidated Balance Sheets............................................. 22 - 23

Consolidated Statements of Operations...................................      24

Consolidated Statements of Shareholders' Equity.........................      25

Consolidated Statements of Cash Flows...................................      26

Notes to Consolidated Financial Statements.............................. 27 - 40

                                     ITEM 7
                              FINANCIAL STATEMENTS


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss for the year ended March 31, 1999, is in a negative working capital position, and has its debt facility maturing in April 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           BDO SEIDMAN, LLP

Denver, Colorado
June 30, 1999



                        Basic Earth Science Systems, Inc.

                           Consolidated Balance Sheets

                             March 31, 1999 and 1998


Assets
------
                                                               1999            1998
                                                           ------------    ------------
Current assets:
         Cash and cash equivalents                         $     38,000    $     52,000
         Accounts receivable:
                Oil and gas sales                               129,000         160,000
                Joint interest and other receivables            126,000          97,000
                Allowance for doubtful accounts                 (54,000)        (54,000)
         Other current assets                                   139,000         226,000
                                                           ------------    ------------

                Total current assets                            378,000         481,000
                                                           ------------    ------------



Property and equipment:
         Oil and gas properties (full cost method)           32,619,000      32,559,000
         Furniture, fixtures and equipment                      424,000         450,000
                                                           ------------    ------------

                                                             33,043,000      33,009,000
Accumulated depreciation                                       (369,000)       (374,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $14,961,000)                 (31,479,000)    (31,217,000)
                                                           ------------    ------------

Net property and equipment                                    1,195,000       1,418,000
Other noncurrent assets                                         168,000          85,000
                                                           ------------    ------------

                Total noncurrent assets                       1,363,000       1,503,000
                                                           ------------    ------------

Total assets                                               $  1,741,000    $  1,984,000
                                                           ============    ============



                See accompanying report of independent certified
                  public accountants and notes to consolidated
                              financial statements.

                                       22

                        Basic Earth Science Systems, Inc.

                           Consolidated Balance Sheets

                             March 31, 1999 and 1998


Liabilities and Shareholders' Equity
------------------------------------
                                                       1999            1998
                                                   ------------    ------------
Current liabilities:
         Accounts payable                          $    192,000    $    324,000
         Accrued liabilities                            141,000         144,000
         Current portion of long-term debt              240,000         234,000
                                                   ------------    ------------

                Total current liabilities               573,000         702,000
                                                   ------------    ------------

Long-term debt                                          330,000         390,000
                                                   ------------    ------------

Commitments

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                          --              --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 16,879,752 shares at
                    March 31, 1999 and 1998              17,000          17,000
         Additional paid-in capital                  22,692,000      22,692,000
         Treasury stock (349,265 shares at March
              31, 1999 and 1998); at cost               (23,000)        (23,000)
         Accumulated deficit                        (21,848,000)    (21,794,000)
                                                   ------------    ------------

Total shareholders' equity                              838,000         892,000
                                                   ------------    ------------

Total liabilities and shareholders' equity         $  1,741,000    $  1,984,000
                                                   ============    ============



                See accompanying report of independent certified
                  public accountants and notes to consolidated
                             financial statements.


                        Basic Earth Science Systems, Inc.

                      Consolidated Statements of Operations


                                                            Years Ended March 31,

                                                            1999            1998
                                                        ------------    ------------
Revenues:
      Oil and gas sales                                 $  1,425,000    $  2,422,000
      Well service revenue                                    24,000          28,000
                                                        ------------    ------------

      Total revenues                                       1,449,000       2,450,000
                                                        ------------    ------------

Expenses:
      Oil and gas production                                 942,000       1,650,000
      Production tax                                          99,000         241,000
      Well servicing expenses                                 21,000          30,000
      Write down of oil and gas properties                      --           870,000
      Depreciation, depletion and amortization               272,000         547,000
      General and administrative                             113,000         177,000
                                                        ------------    ------------

      Total expenses                                       1,447,000       3,515,000
                                                        ------------    ------------

Income (loss) from operations                                  2,000      (1,065,000)
                                                        ------------    ------------

Other Income (Expense):
      Interest and other income                               16,000          13,000
      Interest expense                                       (72,000)        (59,000)
                                                        ------------    ------------

      Total other expense                                    (56,000)        (46,000)
                                                        ------------    ------------

Net loss                                                $    (54,000)   $ (1,111,000)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     16,530,487      16,553,884
                                                        ============    ============

Basic and diluted loss per share                        $     (0.003)   $     (0.067)
                                                        ============    ============



                See accompanying report of independent certified
                  public accountants and notes to consolidated
                              financial statements.

                                       24


                        Basic Earth Science Systems, Inc.

                 Consolidated Statements of Shareholders' Equity

                       Years Ended March 31, 1999 and 1998


                                                             Additional
                                     Common stock             paid-in             Treasury stock           Accumulated
                                Shares        Par value       capital        Shares           Amount         deficit
                                ------        ---------       -------        ------           ------         -------

Balance, April 1, 1997         16,879,752   $     17,000   $ 22,692,000       (299,265)   $    (15,000)   $(20,683,000)

Purchase of treasury stock           --             --             --          (90,000)        (10,000)           --

Sale of treasury stock               --             --             --           40,000           2,000            --

Net loss                             --             --             --             --              --        (1,111,000)
                             ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 1998        16,879,752         17,000     22,692,000       (349,265)        (23,000)    (21,794,000)

Net loss                             --             --             --             --              --           (54,000)
                             ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 1999        16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(21,848,000)
                             ============   ============   ============   ============    ============    ============



                     See accompanying report of independent
                    certified public accountants and notes to
                       consolidated financial statements.

                                       25



                        Basic Earth Science Systems, Inc.

                      Consolidated Statements of Cash Flows

                                                                   Years Ended March 31,

                                                                    1999           1998
                                                                 -----------    -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net loss                                                   $   (54,000)   $(1,111,000)
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Write down of oil and gas properties                           --          870,000
         Depreciation, depletion and amortization                    272,000        547,000
         Bad debt expense                                               --           14,000
         Change in:
             Accounts receivable                                       2,000        126,000
             Other assets                                             37,000         47,000
             Accounts payable and accrued liabilities               (133,000)      (101,000)
             Other                                                    16,000         14,000
                                                                 -----------    -----------

         Net cash provided by operating activities                   140,000        406,000
                                                                 -----------    -----------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas properties                                     (213,000)      (597,000)
         Support equipment                                            (5,000)       (15,000)
      Proceeds from sale of lease and well equipment inventory        22,000          1,000
      Proceeds from sale of oil and gas properties                    96,000        209,000
                                                                 -----------    -----------

         Net cash used in investing activities                      (100,000)      (402,000)
                                                                 -----------    -----------

Cash flows from financing activities:
      Principal payments on long-term debt                          (121,000)      (265,000)
      Proceeds from borrowing                                         67,000        224,000
      Purchase of treasury stock                                        --          (10,000)
      Proceeds from sale of treasury stock                              --            2,000
                                                                 -----------    -----------

          Net cash used in financing activities                      (54,000)       (49,000)
                                                                 -----------    -----------

Cash and cash equivalents:
      Decrease in cash and cash equivalents                          (14,000)       (45,000)
      Balance, beginning of year                                      52,000         97,000
                                                                 -----------    -----------

      Balance, end of year                                       $    38,000    $    52,000
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $    66,000    $    59,000



                     See accompanying report of independent
                    certified public accountants and notes to
                       consolidated financial statements.

                                       26

                        Basic Earth Science Systems, Inc.

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies
---------------------------------------------

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. The Company incurred a ceiling limitation charge of $870,000 during the year ended March 31, 1998, as the carrying value of the oil and gas properties exceeded the underlying reserve valuations. Basic did not incur a ceiling limitation charge during the year ended March 31, 1999.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 1999 and 1998, Basic reduced the carrying value of its oil and gas properties $96,000 and $209,000, respectively, as a result of the sale of its interest in certain oil and gas properties.

The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $2.13 and $3.50 for the years ended March 31, 1999 and 1998, respectively.

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

SUPPORT EQUIPMENT AND OTHER. Support equipment and other equipment are stated at cost. Depreciation of support equipment and other property is computed using various methods over periods ranging from five to seven years.

INVENTORY. Inventory, consisting primarily of tubular goods and oil field equipment, are stated at the lower of cost or market, cost being determined by the FIFO method.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

LONG-TERM ASSETS. The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets" in evaluating long-lived assets for possible impairment. Under SFAS No. 121, long-lived assets and certain intangibles are reported at the lower of cost or their estimated recoverable amounts.

EARNINGS (LOSS) PER SHARE. Effective for the year ended March 31, 1998, the Company implemented SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income (loss) by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options.

In loss periods, dilutive common equivalent shares are excluded as the effect is anti-dilutive. Thus the Company excluded options to purchase 440,000 shares of common stock in the computation of diluted earnings per share for both the years ended March 31, 1999 and 1998 because their effect is anti-dilutive.

STOCK OPTION PLANS. The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 did not impact the Company's financial statements for 1999 or 1998.

CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

HEDGING. Hedging techniques are traditionally used to limit exposure to price fluctuations. Under futures contracts, the Company would receive or make payments to the New York Mercantile Exchange (NYMEX) via a trading account based on the differential between the price at which any given contract was sold and the price at which it was bought back (the closing price). Under put option contracts, the Company receives payments from NYMEX if the closing price is less than the floor price at which the put option was purchased.

The Company has favored options, rather than futures contracts, in order to participate more fully if prices were to again escalate. Gains or losses attributable to such contracts that hedge specific future deliveries are deferred and recognized in income when the corresponding physical sale is recorded.

At March 31, 1999, the Company had no open option contracts. At March 31, 1998, the Company had thirty-nine open options contracts to hedge future deliveries with maturities ranging from April 1998 through December 1998 at floor prices ranging from $14 to $20 per barrel. The fair market value of the open options contracts at March 31, 1998 was $64,000, with a cost basis of $36,000 which was included in other current assets.

Cash flows from hedging activities are consolidated into oil and gas revenues on the Statements of Operations and, as a result, are included in operating activities in the Statements of Cash Flows. The Company realized gains of approximately $69,000 and $17,000 on its hedging activities during the years ended March 31, 1999 and 1998, respectively.

If the Company were to sell futures it would be required to furnish an initial cash margin. The purchase of put or call options, on the other hand, does not require a cash margin to be maintained. During the year ended March 31, 1998 the Company had in place a tri-party agreement to fund the initial margin requirement and any margin calls up to $150,000. However, during the past two years the Company has not utilized futures contracts as instruments for its hedging activities. As a result, the Company allowed the tri-party agreement to expire under its own terms effective December 31, 1998.

The Company is not exposed to credit risk in the event of nonperformance by a counterparty in that such risk is borne by NYMEX. Since each seller of a put or call option is required to furnish an initial cash margin and is subject to margin calls, nonperformance by NYMEX is considered unlikely.

Continuation of hedging activities, at this level of coverage or at higher levels of coverage, may vary or change, due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In the fiscal year ended March 31, 1999 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this statement did not have a material impact on the Company's financial statements.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation.


2. Going Concern
----------------

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended March 31, 1998 (1998), the Company incurred a sizable net loss, sustained a ceiling limitation write-down of $870,000 on its oil and gas property assets, and had a working capital deficit. During the year ended March 31, 1999 (1999), the Company again incurred a net loss and had a working capital deficit. While oil prices had improved somewhat by the Company's fiscal 1999 year end, and the situation is somewhat more favorable, this development is not under management's control and prices might again decline, placing the Company in a fragile situation. In addition, the Company's bank debt balance is due April 1, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the past year, the Company restructured its debt and sold certain assets to meet working capital demands and may be required to do so again in the future.

With respect to the balloon payment due at April 1, 2000, at current oil prices, it is management's belief that the Company will not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. As of June 30, 1999, there has been no agreement to further restructure the current debt facility. If no agreement can be reached, management believes that alternative financing from another lending institution can be secured or that it will be able to realize sufficient proceeds from the sale of one or more key oil and/or gas properties to meet its debt obligation.

The financial statements do not include any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Other Current Assets
-----------------------

Other current assets at March 31, 1999 and 1998 consisted of the following:

                                                   1999       1998
                                                 --------   --------

            Lease and well equipment inventory   $135,000   $184,000
            Option contracts                         --       36,000
            Other current assets                    4,000      6,000
                                                 --------   --------

            Total other current assets           $139,000   $226,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has been transferred from wells that the Company operates. This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well. In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale. This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. The equipment is eventually sold to third parties at current fair market prices. Sale of this equipment is expected to occur in less than one year. This policy does not preclude the Company from further transferring serviceable equipment to other wells that the Company operates on an as-needed basis. The majority of the decrease in 1999 of lease and well equipment inventory is to recognize the reclassification of specific equipment that has been identified for use on Company-operated wells and as such has been added to other noncurrent assets.


4. Other Noncurrent Assets
--------------------------

Other noncurrent assets at March 31, 1999 and 1998 consisted of the following:

                                                   1999       1998
                                                 --------   --------

            Lease and well equipment inventory   $ 86,000   $   --
            Plugging bonds                         69,000     69,000
            Notes receivable                       13,000     13,000
            Other                                    --        3,000
                                                 --------   --------

            Total other noncurrent assets        $168,000   $ 85,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has either been purchased or has been transferred from wells that the Company operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices. The inventory is carried at the lower of the original carrying value or fair market value.

Plugging bonds represents Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.

See Note 10 below for discussion of notes receivable.


5. Long-Term Debt
-----------------

Outstanding debt of the Company as of March 31, 1999 and 1998 is as follows:

                                               1999       1998
                                             --------   --------
                Bank note under loan
                     agreement (see below)   $570,000   $624,000

                Less current portion          240,000    234,000
                                             --------   --------

                Total long-term debt         $330,000   $390,000
                                             ========   ========

BANK DEBT. At March 31, 1998, the Company had two loan agreements with Norwest Bank of Colorado, N.A. ("the Bank") which included a Declining Balance, Revolving Line of Credit (DBRLOC) and a Revolving Line of Credit (RLOC). As noted in the Hedging footnote above, the RLOC expired on December 31, 1998.

With respect to the DBRLOC, the borrowing base at March 31, 1998 was $750,000. Under the terms of the agreement in effect at March 31, 1998, Basic was obligated to make monthly principal payments of $30,000 beginning August 1, 1998. The Company was able to make only one $30,000 payment on September 30, 1998 followed by a $10,000 principal payment on October 31, 1998. Effective November 3, 1998, Basic and the bank modified the existing loan agreement and the borrowing base was set at $620,000 with scheduled monthly principal payments of $10,000 beginning November 30, 1998 and running through March 31, 1999. At April 30, 1999, the monthly principal payments increased to $20,000 and will continue at that amount through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due is required to be paid in full. At March 31, 1999, the DBRLOC had a borrowing base of $570,000.

Under the DBRLOC loan agreement, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. Effective March 31, 1998, the Bank amended the original DBRLOC by lowering the required net worth the Company must maintain to $750,000 from $1,700,000. Another specific bank covenant requires the maintenance of a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. The Company was in compliance with both these covenants at March 31, 1999 and 1998.

The DBRLOC is collateralized and secured by mortgages on substantially all of the Company's producing oil and gas properties. At March 31, 1999 and 1998, the Company's effective annual interest rate was 9.75% and 10.5%, respectively.

Below is a schedule of the Company's required debt payments as of March 31, 1999:

                    Fiscal year                Amount
                    -----------                ------

                       2000                 $   240,000
                       2001                     330,000
                                            -----------

                                            $   570,000
                                            ===========


6. Commitments
--------------

The Company leased its office space for approximately $3,200 per month through April 30, 1998 and $3,450 per month from May 1, 1998 through the end of the lease term at April 30, 1999. Rental expense was approximately $41,000 for both the years ended March 31, 1999 and 1998. Due to the magnitude of the projected rent increase (approximately 37%) and a required three-year lease commitment, the Company, in April 1999, moved its office to a new location. The new office space is in a building owned by Ray Singleton, president of Basic (see Note 10 below). Under the terms of the new lease agreement, the Company has a one-year lease term through March 31, 2000 with monthly payments of $1,200.


7. Shareholders' Equity
-----------------------

STOCK OPTION PLAN. During the years ended March 31, 1999 and 1998, the Company granted options to purchase an aggregate of 50,000 and 140,000 shares, respectively, of its common stock to officers and directors for services rendered. At March 31, 1999 and 1998, all options were still outstanding. Option holders may exercise their options at prices ranging from $0.0325 to $0.115 (which approximated the fair market value at the date of grant) per share over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                            1999                  1998
                                     -------------------   ------------------
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Exercise             Exercise
                                      Shares      Price     Shares     Price
                                      ------      -----     ------     -----

  Outstanding, beginning of year      440,000    $0.0811    300,000   $0.0694

    Granted                            50,000     0.0325    140,000    0.1061
    Cancelled                         (50,000)    0.0650       --        --
    Exercised                            --         --         --        --
                                     --------    -------   --------   -------

  Outstanding, end of year            440,000    $0.0774    440,000   $0.0811
                                     ========    =======   ========   =======

  Options exercisable, end of year    440,000    $0.0774    440,000   $0.0811
                                     ========    =======   ========   =======

  Weighted average fair value of
    options granted during the year        $0.0325               $0.1061
                                           =======               =======

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 1999: dividend yield at 0 percent; expected volatility of approximately 82 percent; risk-free interest rate of 5.11 percent; and expected lives of ten years for the options. The assumptions used for grants in the year ended March 31, 1998: dividend yield of 0 percent for all years; expected volatility of approximately 80 percent; risk-free rate of 6 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                  Years Ended March 31,

                                                  1999             1998
                                                ---------      ------------
     Net loss:
          As reported                           $ (54,000)     $ (1,111,000)
          Pro forma                             $ (54,000)     $ (1,119,000)
     Net loss per share (basic and diluted):
          As reported                           $  (0.003)     $     (0.067)
          Pro forma                             $  (0.003)     $     (0.068)

The following table provides a summary of the stock options outstanding at March 31, 1999:

                Options Outstanding                     Options Exercisable
---------------------------------------------------   ----------------------
                             Weighted
                             Average       Weighted                 Weighted
   Range of      Number     Remaining      Average       Number     Average
   Exercise    Outstanding  Contractual    Exercise   Exercisable   Exercise
    Prices     at 3/31/99      Life         Price      at 3/31/99     Price
    ------     ----------      ----         -----      ----------     -----

$      0.0325    50,000     9.33 years     $ 0.0325       50,000    $ 0.0325
       0.0650   150,000     7.33             0.0650      150,000      0.0650
       0.0781   100,000     6.33             0.0781      100,000      0.0781
       0.0900    50,000     8.33             0.0900       50,000      0.0900
       0.1150    90,000     8.67             0.1150       90,000      0.1150
-------------   -------     ----------     --------      -------    --------

$ .0325-0.115   440,000     7.72 years     $ 0.0774      440,000    $ 0.0774
=============   =======     ==========     ========      =======    ========


8. Major Customers
------------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 1999 and 1998 are as follows:

                                                 1999  1998
                                                 ----  ----

                    Murphy Oil USA, Inc.          28%   21%
                    Norco Crude Gathering, Inc.   21%   24%
                    Cenex Harvest States          11%   19%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.


9. Income Tax
-------------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no taxable income during the years ended March 31, 1999 and 1998.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 1999 and 1998 is as follows:

                                                      1999           1998
                                                   -----------    -----------

 Federal income tax provision at statutory rates   $   (18,000)   $  (378,000)
 State income tax                                       (2,000)       (37,000)
 Expired net operating loss carryforward               778,000      1,722,000
 Change in valuation allowance                        (782,000)    (1,320,000)
 Expired investment tax credit carryforward             24,000         13,000
                                                   -----------    -----------

 Income tax expense (benefit)                      $      --      $      --
                                                   ===========    ===========

The Company recorded a valuation allowance of $3,024,000 and $3,906,000 at March 31, 1999 and 1998, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

                                              For the Years Ended March 31,

                                                  1999           1998
                                               -----------    -----------

      Net operating loss carryforward          $ 1,915,000    $ 2,760,000
      Statutory depletion carryforward           1,389,000      1,389,000
      Other                                         56,000         80,000
                                               -----------    -----------

      Total gross deferred tax assets            3,360,000      4,229,000
      Valuation allowance                       (3,024,000)    (3,906,000)
                                               -----------    -----------

      Net deferred tax asset                       336,000        323,000
      Deferred tax liability - depreciation,
            depletion and amortization            (336,000)      (323,000)
                                               -----------    -----------

      Net deferred taxes                       $      --      $      --
                                               ===========    ===========

As of March 31, 1999, the Company has a net operating loss carryforward for tax purposes of approximately $5,046,000 which expires as follows:

                  3/31/00                         $ 2,759,000
                  3/31/01                           1,315,000
                  3/31/02                             447,000
                  3/31/03 and beyond                  525,000
                                                  -----------

                                                  $ 5,046,000
                                                  ===========


10. Related Party Transactions
------------------------------

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the policy of Basic that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the year ended March 31, 1999 the Company purchased from a third party an approximate 56% interest in the Edwin M. Dahl #23-1 well in McKenzie County, North Dakota for approximately $5,000. As a part of the purchase, Ray Singleton, president of Basic, bought a 20% working interest in the well for a proportionate cost of approximately $2,000. In the year ended March 31, 1998 there were no significant related party transactions with respect to oil and gas properties.

As mentioned in Note 6 above, the Company is currently leasing its office space from Mr. Singleton. The lease agreement is favorable in comparison to other arrangements and options available to the Company in terms of available office space, lease term and lease rates.

Included in other noncurrent assets is a $13,000 note receivable from Mr. Singleton. Interest is paid quarterly at the same rate as that charged by the Bank as discussed in Note 5 above. The entire outstanding principal balance is due and payable on October 6, 2000.

In addition, during the year ended March 31, 1999 an officer and director of the Company provided consulting services at a per diem rate comparable to prevailing market rates. The total amount paid during the year was $26,000.


11. 401(k) Plan
---------------

Effective October 1997, the Company implemented a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. The Company matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are vested when made. During the years ended March 31, 1999 and 1998, the Company contributed approximately $6,000 and $4,000, respectively to the Plan.


12. Fourth Quarter Adjustment
-----------------------------

The Company recorded a $45,000 adjustment in the fourth quarter ended March 31, 1999 to reduce the depletion expense that had been recorded in the prior three quarters in the fiscal year ended March 31, 1999. The adjustment was made due to a revision in the estimated oil and gas reserves at March 31, 1999. See Note 13 to follow.


13. Unaudited Oil and Gas Reserve Information
---------------------------------------------

The oil and gas reserve estimates presented herein, for both the years ended March 31, 1999 and 1998, were derived from reports prepared by the independent petroleum engineering firm, Heinle & Associates, Inc. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas estimates presented below comprise 73% of the Company's oil production and 77% of its gas production in the year ended March 31, 1999. Other properties contributed only a marginal amount to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the years ended March 31, 1999 and 1998 there were acquisitions and sales of certain properties that were not included in the following reserve analyses.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods

ANALYSIS OF CHANGES IN PROVED RESERVES. Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the periods indicated, are presented in the following two tables:

                    Proved Developed and Undeveloped Reserves
                    -----------------------------------------

                                                Oil and
                                              natural gas   Natural
                                                liquids       gas
                                                 (bbl)       (mcf)
                                                 -----       -----
            Proved developed and undeveloped
                reserves at March 31, 1997      613,000     989,000

            Revisions of previous estimates    (171,000)    (51,000)
            Production                         (125,000)   (166,000)
                                               --------    --------
            Proved developed and undeveloped
                reserves at March 31, 1998      317,000     772,000

            Revisions of previous estimates     213,000     137,000
            Production                         (101,000)   (137,000)
                                               --------    --------

            Proved developed and undeveloped
                reserves at March 31, 1999      429,000     772,000
                                               ========    ========

                            Proved Developed Reserves
                            -------------------------

                                        Oil and
                                      natural gas       Natural
                                        liquids           gas
                                         (bbl)           (mcf)
                                         -----           -----

          March 31, 1998                312,000         735,000
          March 31, 1999                425,000         734,000

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                 Costs Incurred
                                 --------------

                                        Years Ended March 31

                                          1999       1998
                                        --------   --------

                    Development costs   $143,000   $240,000
                    Exploration costs     51,000    255,000
                    Acquisitions:
                         Proved            2,000       --
                         Unproved         17,000    102,000
                                        --------   --------

                    Total               $213,000   $597,000
                                        ========   ========

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 1999 and 1998. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                    At March 31,

                                                 1999           1998
                                             -----------    -----------

        Future cash inflows                  $ 7,268,000    $ 5,412,000
        Future cash outflows:
             Production cost                  (4,750,000)    (3,522,000)
             Development cost                    (45,000)       (45,000)
                                             -----------    -----------

        Future net cash flows                  2,473,000      1,845,000
        Adjustment to discount future
             annual net cash flows at 10%       (823,000)      (521,000)
                                             -----------    -----------
        Standardized measure of discounted
             future net cash flows           $ 1,650,000    $ 1,324,000
                                             ===========    ===========

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 1999 and 1998.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                       Years Ended March 31,

                                                        1999            1998
                                                     ----------     -----------

Standardized measure, beginning of period            $ 1,324,000    $ 3,082,000

Sales of oil and gas, net of production cost            (384,000)      (530,000)

Net change in sales prices, net of production cost         5,000       (431,000)

Discoveries, extensions and improved recoveries,
     net of future development cost                         --             --

Purchase of reserves                                        --             --

Sales of reserves                                           --             --

Revisions of quantity estimates                          764,000       (584,000)

Accretion of discount                                    132,000        308,000

Changes in rates of production and other                (191,000)      (521,000)
                                                     -----------    -----------

Standardized measure, end of period                  $ 1,650,000    $ 1,324,000
                                                     ===========    ===========

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 1999 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 1999 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 1999 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 1999 Proxy Statement, which is incorporated herein by reference.

Part IV
-------
                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
  No.          Document
  ---          --------

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

10(i)a Amended Loan Agreement between Norwest Denver, N.A. and Basic, November 3, 1998

10(ii)(1)      Oil and Gas Incentive  Compensation Plan included in Basic's Form
               10-K for the year ended March 31, 1985

 22(1) Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987


1    Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                          Date
                                                          ----


/s/ Ray Singleton                                      July 29, 1999
-----------------                                      -------------
Ray Singleton, President



/s/ Ray Singleton                                      July 29, 1999
-----------------                                      -------------
Ray Singleton, Acting Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                         Date
-----------------                                         ----



/s/ G. W. Breuer                                       July 29, 1999
----------------                                       -------------
G. W. Breuer, Director



/s/ David J. Flake                                     July 29, 1999
------------------                                     -------------
David J. Flake, Director



/s/ Edgar J. Huffman                                   July 29, 1999
--------------------                                   -------------
Edgar J. Huffman, Director



/s/ Ray Singleton                                      July 29, 1999
-----------------                                      -------------
Ray Singleton, Director