Form 10QSB
period 1999-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-08-16
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
____ ACT OF 1934


For the quarterly period ended          June 30, 1999
                               -----------------------------


____ TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934


                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              84-0592823
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

8547 E. Arapahoe Road, #J-464, Greenwood Village, CO                       80112
----------------------------------------------------                       -----
(Address for principal executive offices)                             (Zip Code)

                                 (303) 773-8000
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ____


Shares of common stock outstanding on August 13, 1999: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements......................................     3

               Consolidated Balance Sheets - June 30, 1999
               and March 31, 1999........................................     3

               Consolidated Statements of Operations - Quarter Ended
               June 30, 1999 and June 30, 1998...........................     5

               Consolidated Statements of Cash Flows - Quarter Ended
               June 30, 1999 and June 30, 1998...........................     6

               Notes to Consolidated Financial Statements................     7

               Summary of Significant Accounting Policies................     8

       Item 2. Management's Discussion and Analysis and Plan of Operation     9

               Results of Operations.....................................    11

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings.........................................    14

       Item 2. Changes in Securities.....................................    14

       Item 3. Defaults Upon Senior Securities...........................    14

       Item 4. Submission of Matters to a Vote of Security Holders.......    14

       Item 5. Other Information.........................................    14

       Item 6. Exhibits and Reports on Form 8-K..........................    14

       Signatures........................................................    14

PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                     June 30         March 31
                                                      1999             1999
                                                   ------------    ------------
                                                    (Unaudited)      (Audited)
Assets
Current assets
     Cash and cash equivalents                     $     75,000    $     38,000
     Accounts receivable:
         Oil and gas sales                              175,000         129,000
         Joint interest and other receivables           107,000         126,000
         Less: allowance for doubtful accounts          (54,000)        (54,000)
     Other current assets                               133,000         139,000
                                                   ------------    ------------

                  Total current assets                  436,000         378,000
                                                   ------------    ------------

Property and equipment:
     Oil and gas property (full cost method)         32,642,000      32,619,000
     Furniture, fixtures and equipment                  304,000         424,000
                                                   ------------    ------------

                                                     32,946,000      33,043,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $14,961,000)     (31,539,000)    (31,479,000)
Accumulated depreciation                               (254,000)       (369,000)
                                                   ------------    ------------

Net property and equipment                            1,153,000       1,195,000
Other noncurrent assets                                 168,000         168,000
                                                   ------------    ------------

                  Total noncurrent assets             1,321,000       1,363,000
                                                   ------------    ------------

Total Assets                                       $  1,757,000    $  1,741,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                        June 30         March 31
                                                          1999            1999
                                                      ------------    ------------
                                                      (Unaudited)       (Audited)
Liabilities
Current liabilities
     Accounts payable                                 $    247,000    $    192,000
     Accrued liabilities                                   144,000         141,000
     Current portion of long-term debt                     530,000         240,000
                                                      ------------    ------------

     Total current liabilities                             921,000         573,000
                                                      ------------    ------------

Long-term debt, less current portion                          --           330,000
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares outstanding at
         June 30 and March 31                               17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (21,850,000)    (21,848,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

     Total shareholders' equity                            836,000         838,000
                                                      ------------    ------------

Total Liabilities & Shareholders' Equity              $  1,757,000    $  1,741,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                       4

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Quarter Ended June 30
                                                       1999            1998
                                                   ------------    ------------
Revenue
     Oil and gas sales                             $    394,000    $    444,000
     Well service revenue                                  --             8,000
                                                   ------------    ------------

         Total revenue                                  394,000         452,000
                                                   ------------    ------------

Expenses
     Oil and gas production                             270,000         238,000
     Production tax                                      35,000          12,000
     Well service expenses                                 --             7,000
     Depreciation, depletion and amortization            61,000         115,000
     General and administrative                          18,000          36,000
                                                   ------------    ------------

         Total operating expenses                       384,000         408,000
                                                   ------------    ------------

Income from operations                                   10,000          44,000
                                                   ------------    ------------

Other income (expense)
     Interest and other income                            2,000           6,000
     Interest expense                                   (14,000)        (24,000)
                                                   ------------    ------------

         Total other expense                            (12,000)        (18,000)
                                                   ------------    ------------

Income (loss) before income taxes                        (2,000)         26,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income (loss)                                  $     (2,000)   $     26,000
                                                   ============    ============

Basic and diluted weighted average number
     of shares outstanding                           16,580,487      16,580,487
                                                   ============    ============

Basic and diluted net income per share             $       --      $       .002
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Quarter Ended June 30
                                                           1999          1998
                                                         ---------    ---------
Cash flows from operating activities
     Net income (loss)                                   $  (2,000)   $  26,000
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation, depletion and amortization           61,000      115,000
         Change in:
              Accounts receivable, net                     (27,000)      29,000
              Other assets                                   6,000      (23,000)
              Accounts payable and accrued liabilities      58,000      (76,000)
         Loss on disposal of assets                          1,000         --
         Other                                               3,000        2,000
                                                         ---------    ---------

Net cash provided by operating activities                  100,000       73,000
                                                         ---------    ---------

Cash flows from investing activities
     Capital expenditures
         Oil and gas property                              (30,000)     (99,000)
     Proceeds from sale of property and equipment            7,000       48,000
                                                         ---------    ---------

Net cash used in investing activities                      (23,000)     (51,000)
                                                         ---------    ---------

Cash flows from financing activities
     Proceeds from borrowing                                  --         67,000
     Bank debt payments                                    (40,000)     (31,000)
                                                         ---------    ---------

Net cash provided by (used in) financing activities        (40,000)      36,000
                                                         ---------    ---------

Cash
     Net increase                                           37,000       58,000
     Balance at beginning of period                         38,000       52,000
                                                         ---------    ---------

     Balance at end of period                            $  75,000    $ 110,000
                                                         =========    =========

Supplemental disclosure of cash flow
     information:
     Cash paid for interest                              $  14,000    $  18,000


          See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 1999.

Forward-Looking Statements
--------------------------

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both "Notes To Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis or Plan of Operation" located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

FASB 133
--------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis and Plan of Operation
------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Liquidity During the Company's first quarter ended June 30, 1999, current assets increased 15% from $378,000 at year ended March 31, 1999 (March 31) to $436,000 at June 30, 1999 (June 30) and current liabilities increased 61% from $573,000 at March 31 to $921,000 at June 30. Consequently, the Company's current ratio decreased from 0.66:1 at March 31 to 0.47:1 at June 30. A specific bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At June 30, 1999, the Company was in compliance with all bank covenants and Basic's current ratio was 1.1:1 as calculated per the provisions of the covenants.

Besides the increase in cash and cash equivalents, a significant part of the rise in current assets was the increase in oil and gas sales receivable. This increase was the direct result of substantially higher oil prices at June 30 relative to prices at March 31.

With the surge in oil prices beginning in March 1999 and continuing throughout the Company's first quarter of the current fiscal year, Basic was able to put some of its operated wells back on production and perform workovers/repairs on others. This increase in operating activity has resulted in a corresponding 55% increase in accounts payable.

Debt As of June 30, 1999, the Company did not have any remaining borrowing capacity. Under the terms of the agreement with its bank in effect at March 31, 1999, Basic was obligated to make monthly principal payments of $20,000 beginning April 30, 1999 and continuing at that amount through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due is required to be paid in full. In April and May 1999 the Company made its scheduled $20,000 principal payments. In June 1999 the bank instructed Basic to withhold its June principal payment with the intention of modifying the existing agreement regarding the principal payment schedule. Under the terms of the new agreement dated August 5, 1999, the Company is obligated to make monthly principal payments of $10,000 from June 1999 through September 1999 (the $10,000 payments for June and July were made in July). Beginning in October monthly principal payments will increase to $20,000 and continue at that amount through March 31, 2000. As with the previous agreement, on the maturity date of April 1, 2000 any remaining balance due (which is currently estimated to be $370,000) is required to be paid in full. Reference should be made to the Company's Form 10-KSB as of March 31, 1999 for additional information regarding the Company's debt.

With respect to the balloon payment due on April 1, 2000, it is management's belief that the Company will not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. As of August 13, 1999, there has been no agreement to further restructure the current debt facility. If no agreement can be reached, management believes that alternative financing from another lending institution can be secured or that it will be able to realize sufficient proceeds from the sale of one or more key oil and/or gas properties to meet its debt obligation.

Liquidity Outlook The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations and hedging activities will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2000.

Strategy Implementation
-----------------------

General The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. However, both during and subsequent to its latest fiscal year ended March 31, 1999, the Company has suspended this plan. Furthermore, despite price increases in the first quarter of the current fiscal year, the Company has yet to pursue its long-term development plan, instead focusing on reducing general and administrative expenses and returning shut-in wells back to production. In addition, the Company plans to continue divesting and/or abandoning marginal wells in an effort to generate additional cash from sales or the salvage of leasehold equipment. The Company may also alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

Development The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. However, given the Company's existing debt obligations, management does not expect to pursue these potential opportunities in the current fiscal year.

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

Divestitures/Abandonments The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends to continue its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

Results of Operations
---------------------

Quarter Ended June 30,1999 Compared to Quarter Ended June 30, 1998
------------------------------------------------------------------

Overview
--------
Operations in the quarter ended June 30, 1999 (1999) resulted in a net loss of $2,000 compared to net income of $26,000 in the quarter ended June 30, 1998
(1998).

Revenues
--------
Oil and gas sales revenue decreased $50,000 (11%) in 1999 from 1998. Oil sales revenue declined $25,000 (7%). A $38,000 positive impact from a $1.66 average price per barrel increase in 1999 over 1998 was more than offset by a $63,000 negative variance due to lower oil sales volume. Gas sales revenue also decreased $25,000 (32%) in 1999 from 1998. A decrease in gas sales volume accounted for $22,000 (88%) of this variance while the remaining variance of $3,000 (12%) was attributable to a decrease in gas prices.

Volumes and Prices
------------------
Total liquid sales decreased 17%, from 27,200 barrels in 1998 to 22,500 barrels in 1999 while there was a 12% increase in the average price per barrel from $13.50 in 1998 to $15.16 in 1999. Total gas sales decreased 28%, from 43,600 Mcf in 1998 to 31,300 Mcf in 1999, and the average price per Mcf dropped 5%, from $1.76 in 1998 to $1.68 in 1999. Along with normal production decline, liquid and gas sales volumes were down in 1999 from the prior year due to the loss of sales from non-operated, marginal properties that contributed to production in 1998, were subsequently sold, and thus did not contribute to sales volumes in 1999. This is in line with the Company's previously stated strategy to divest and/or abandon marginal wells in an effort to generate additional cash from sale proceeds.

Expenses
--------
Oil and gas production expense increased $32,000 (13%) in 1999 over 1998. With the recent surge in oil prices, the Company began putting wells back on production that had been shut-in during 1998 pending just such a recovery in oil prices. In addition, with the improved cash flow generated by higher oil prices, Basic was able to undertake various workovers/repairs that were uneconomic at lower oil prices. Workover/repairs are normally random in nature and are fairly equally distributed throughout the year. However, during the past year, Basic shut wells down rather than incur repair costs. Upon returning wells to production during the quarter just ended, these deferred workover/repairs, in addition to start-up costs, had a disproportionately high impact on oil and gas production expense. These additional operating expenses were partially offset by a reduction in operating costs resulting from the sale of various properties as mentioned in the preceding paragraph.

Production taxes increased $23,000 (192%) in 1999 over 1998 primarily as a result of the benefit Basic received from a $23,000 refund of severance taxes in 1998. The decline in production taxes that is a function of the decrease in oil and gas sales revenue was offset by the fact that $34,000 of oil and gas sales revenue in 1998 was the result of gains from hedging activities. This compares to hedging losses of $3,000 in 1999. As a result of the increases in both oil and gas production expense and production taxes (for reasons explained above) and a decrease in both oil and gas sales volumes, the overall lifting cost per equivalent barrel increased 52% from $7.25 in 1998 to $11.02 in 1999.

Depreciation, depletion and amortization expense decreased $54,000 (47%) in 1999 from 1998. The decline in oil and gas sales volume in 1999 relative to 1998 combined with an increase in estimated oil and gas reserves at year end March 31, 1999 over March 31, 1998 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 7.7% in 1998 to 5.0% in 1999. Despite the drop in sales volume, the depletion rate per equivalent barrel decreased from $3.23 in 1998 to $2.17 in 1999.

Gross general and administrative (G&A) expense decreased $28,000 (30%), in 1999 from 1998 while net G&A decreased $18,000 (50%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense is a reflection of management's continued efforts in the current fiscal year to reduce expenses in light of last year's decline in oil prices and the uncertainty of current oil price levels. Approximately $25,000 of the decrease in 1999 from 1998 is a result of a reduction in personnel, salaries, and related benefits. The entire $28,000 reduction in gross G&A expense was not reflected in the reduction of net G&A expense because the Company still has some wells that it operates shut in, thereby reducing the overhead fees that the Company is allowed to recover. The percentage of gross general and administrative expense that the Company was able to charge out to operated wells was 68% in 1999 compared to 50% in 1998. Net general and administrative expense per equivalent barrel decreased from $1.06 in 1998 to $0.66 in 1999.

Other Income/(Expense)
----------------------
Other income/(expense) decreased $12,000 (33%) from a net expense of $18,000 in 1998 to a $12,000 net expense in 1999. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt.

       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                        1999       1998
                                                      --------   -------
      Sales volume:
          Oil (barrels)                                 22,500     27,200
          Gas (mcf)                                     31,300     43,600

      Revenue:
          Oil                                         $342,000   $367,000
          Gas                                           52,000     77,000
                                                      --------   --------

          Total                                        394,000    444,000
      Total production expense1                        305,000    250,000
                                                      --------   --------

      Gross profit                                    $ 89,000   $194,000
                                                      ========   ========

      Depletion expense                               $ 60,000   $112,000

      Average sales price:
          Oil (per barrel)                            $  15.16   $  13.50
          Gas (per mcf)                               $   1.68   $   1.76
      Average production expense1,2,3                 $  11.02   $   7.25
      Average gross profit2,3                         $   3.19   $   5.64
      Average depletion expense2,3                    $   2.17   $   3.23
      Average general and administrative expense2,3   $   0.66   $   1.06

      ----------------------------

     1    Operating costs, including production tax

     2    Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

     3    Averages calculated based upon non-rounded figures

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 1999)

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the period ended June 30, 1999, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None

Item 6.  Exhibits and Reports on Form 8-K

None


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
------------------------
Ray Singleton
President and Acting Accounting Officer


Date:  August 13, 1999