Form 10KSB/A
period 1998-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-08-30
CIK 10254

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

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 1998

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.........................   3

         Item 10. Executive Compensation....................................   5

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................   7

         Item 12. Certain Relationships and Related
                  Transactions..............................................   9

Part III
--------
                                     ITEM 9
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------
The following sets forth the names and ages of the four members of the Board of Directors of Basic Earth Science Systems, Inc. ("Basic" or "the Company") who served in the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

G. W. Breuer (79) was a co-founder of the Company and has been a member of the Board of Directors since inception in 1969. Mr. Breuer also served as the Company's Chief Executive Officer from 1969 through March 1993 and was its President from February 1978 through March 1993. Mr. Breuer is a 1940 graduate of Purdue University with a degree in petroleum engineering. Mr. Breuer has been retired for the past five years.

David J. Flake (43) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983, a position he held until his resignation in January 1993 to pursue other business and financial opportunities. From September 1987 through January 1993, Mr. Flake also served as Secretary/Treasurer of the Company. In April 1994, Mr. Flake was appointed Corporate Secretary. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

Edgar J. Huffman (58) was elected to the Board of Directors in May 1993. For the past five years Mr. Huffman has served continuously in the following capacities. He is a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded on NASDAQ. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Additionally, Mr. Huffman is a director of FCS Laboratories, Inc. (FCS), a diagnostic laboratory and pharmaceutical producer, as well as Chairman of the Finance Committee and Audit Committee and a member of the Compensation Committee. FCS is a public company traded on the OTC market. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (47) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake, noted above, Mr. Singleton was appointed Acting Treasurer. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from

Colorado State University's Executive MBA Program in 1992. Mr. Singleton currently serves as the elected president of the Independent Petroleum Association Mountain States (IPAMS). IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers.

Executive Officers
------------------
At this time, and during the past year, all executive officers are also board members. Their names, ages, principal occupations and/or employment during the past five years are set forth above. There are no family relationships between or among the officers and Board of Directors.

Directors are elected by the Company's shareholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Board Committees and Attendance
-------------------------------
The Board of Directors of the Company held three meetings during the fiscal year ended March 31, 1998 (fiscal 1998). During the year ended March 31, 1997 (fiscal
1997) no meetings were held. Each of the directors attended 100% of the meetings.

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

In June 1993, the Board formed a Compensation Committee that currently consists of Messrs. Huffman and Flake. This committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, and is empowered to review general policy matters, including compensation and benefits, pertaining to the employees of the Company.

Basic does not have a Nominating Committee.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and shareholders of more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 1998, Mr. Huffman filed one late report.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 1998, 1997 and 1996. No other director, officer or employee received annual compensation that exceeded $100,000.


                                                     Other      Securities       All
    Name and          Fiscal   Annual    Annual      Annual     Underlying      Other
Principal Position     Year    Salary    Bonus    Compensation  Options (#)  Compensation
------------------     ----    ------    -----    ------------  -----------  ------------
                                                      (1)                        (2)
Ray Singleton          1998   $75,416   $3,077      $3,860        90,000        $338
   President, Chief    1997    72,475    2,788       3,949        75,000         308
   Executive Officer,  1996    70,463       --       4,430            --         281
   Acting Treasurer


(1) Other Annual Compensation includes $2,535, $3,949 and $4,430 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 1998, 1997 and 1996, respectively. Other Annual Compensation also includes $1,325, $0, and $0 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(2) All Other  Compensation  of $338, $308 and $281 are premiums paid for a life
insurance   policy  for  Mr.  Singleton  during  fiscal  1998,  1997  and  1996, respectively. Mr. Singleton designates the beneficiary.

Basic has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Breuer and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years; however, Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If Basic sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Breuer, Flake and Singleton. During fiscal 1998, 1997 and 1996 Mr. Singleton was paid or accrued $2,535,
$3,949 and $4,430, respectively, through the O&G Plan. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. During fiscal 1998, the Company contributed $1,325 to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

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

During fiscal 1998 and 1997, Mr. Singleton was granted options to purchase 90,000 and 75,000 shares, respectively, of the Company's common stock. At March 31, 1998, all of these options were still outstanding. No additional options have been granted to Mr. Singleton. He may exercise the options granted in fiscal 1998 at a strike price of $0.115 per share and the options granted in fiscal 1997 at a strike price of $0.065 per share. These exercise prices approximated the fair market value of the stock at the date of grant. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

Director Compensation
---------------------
In the past, directors have received no compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in attending board meetings. However, as noted above, the 1995 Incentive Stock Option Plan (the "Plan") was adopted and approved, providing for eligible, non-employee members of the Board of Directors of the Company or its subsidiaries (Non-Employee Directors) to receive grants of certain options under the Plan to purchase common stock of the Company as compensation for their services. A Non-Employee Director shall not be entitled to receive any grant of a non-qualified option if such Non-Employee Director is indebted in any amount to the Company as of the date of grant of such non-qualified options. If such indebtedness is paid in full by or on behalf of the affected Non-Employee Director within 45 days from the date of grant, the said Non-Employee Director shall be entitled to receive the applicable grant of a non-qualified option as if such indebtedness due to the Company had not existed.

Specifically, the Plan provides that each eligible, Non-Employee Directors shall initially be granted a non-qualified option to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director shall be granted a non-qualified option to purchase 25,000 shares of common stock of the Company.

Accordingly, during fiscal 1998, 1997 and 1996 Messrs. Flake and Huffman, as Non-Employee Directors and each owning less than 10% of Basic's common stock, were each automatically granted non-qualified options to purchase 50,000, 25,000 and 25,000 shares of common stock, respectively, at exercise prices of approximately $0.09, $0.065 and $0.078, respectively. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided

Messrs. Flake and Huffman remain directors of the Company. Mr. Breuer, who owns more than 10% of the Company's common stock and is also a Non-Employee Director, was disqualified to receive similar grants of non-qualified options in fiscal 1996 and 1997 because of the indebtedness limitation previously mentioned. Since Mr. Breuer was not indebted to the Company at July 25, 1997, he was granted non-qualified options to purchase 25,000 shares during fiscal 1998. These options were granted at an exercise price of $0.099. The term of these options is for a period not to exceed five years beginning on the grant date, provided Mr. Breuer remains a director of the Company. (See Item 12, Certain Relationships and Related Transactions, below.)

As fully-invested, former key employees of the Company, Messrs. Breuer and Flake are also participants in the Oil and Gas Incentive Compensation (the O&G Plan) discussed above. Compensation under the O&G Plan is not for services rendered as directors, but pertains to fully-vested interests in the O&G Plan for services performed as key employees of the Company in prior years. During fiscal 1998, Messrs. Breuer and Flake received or accrued $3,184 and $2,004, respectively, through the O&G Plan. During fiscal 1997, Messrs. Breuer and Flake were paid or accrued $6,060 and $3,121, respectively, and during fiscal 1996, Messrs. Breuer and Flake received or accrued $5,080 and $3,504, respectively. All amounts accrued to Mr. Breuer were withheld by Basic as partial payment of amounts owed the Company. (See Item 12, Certain Relationships and Related Transactions, below.)


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of May 15, 1998, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 1998. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 1998.

                                                               Percent of
                                                               Outstanding
                                                                  Shares
     Name and Address             Shares of Common Stock       Beneficially
     of Beneficial Owner            Beneficially Owned            Owned
     -------------------            ------------------            -----

     G. W. Breuer                        3,767,670                 22.8%
     Denver, CO  (1)

     Basic's Employee Stock              1,898,216                 11.5%
     Ownership Plan  (2)

     Ray Singleton                         639,675                  3.9%
     Englewood, CO  (3)

     David J. Flake                        515,478                  3.1%
     Denver, CO  (4)

     Edgar J. Huffman                       35,000                  0.2%
     Phoenix, AZ  (5)

     All officers and directors          4,957,823                 30.0%
     as a group (4 persons) (1),
     (3), (4) and (5)

(1) Represents 2,645,191 shares owned by Mr. Breuer directly and 1,122,479 shares with indirect beneficial ownership.

(2) Represents shares held in the Company's and its subsidiary's individual Employee Stock Ownership Plan (ESOP) accounts excluding shares held in the ESOP accounts of the Company's officers listed separately in the table (see discussion of ESOP below).

(3) Represents 214,834 shares owned directly by Mr. Singleton, 177,334 of which are held as collateral by the Company against a note receivable from Mr. Singleton, (See Item 12, Certain Relationships and Related Transactions, below) and 424,841 shares held in Mr. Singleton's ESOP account.

(4) Represents 505,478 shares owned directly by Mr. Flake and 10,000 shares with indirect beneficial ownership.

(5) Represents 35,000 shares owned by Mr. Huffman directly. In addition, 162,387 shares (approximately 1.0%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a director. Mr. Huffman claims no beneficial interest in the shares.

Company management knows of no arrangements which may result in a change in control of Basic.

In April 1976, the Company adopted an Employee Stock Ownership Plan (ESOP). ESOP contributions were generally made by transferring sufficient shares of the Company's common stock or treasury stock which, when valued at fair market value, equaled the annual contribution amount as determined by the Company's Board of Directors. Effective April 1, 1995, the Board of Directors voted to discontinue the ESOP. An application filed with the Internal Revenue Service to terminate the ESOP was approved effective April 1, 1995. The decision to terminate the ESOP was made because of the high administrative costs associated with maintenance of the ESOP, the low percentage of proceeds which were received by employees relative to total ESOP costs, and the belief that alternative methods of compensation would more effectively benefit the Company's employees. The ESOP shares shown in the table above represent those shares that are still to be distributed to eligible participants.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1995, the Board of Directors authorized a loan to Mr. Singleton not to exceed $10,000. In August 1997 the Board of Directors increased the authorized loan amount to $20,000. The loan is to be used solely for the purchase of Company stock from existing shareholders. The loan is evidenced by a promissory note and requires quarterly interest payments at a fluctuating rate equal to the Company's cost of debt. The note requires no principal payments and has a term of five years, at which time the principal balance becomes due. The loan is collateralized by the purchased stock. Pursuant to this arrangement, at March 31, 1998, Mr. Singleton had borrowed approximately $13,000 from the Company to purchase 177,334 shares.

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

Subject to this policy, G. W. Breuer, former President and Chief Executive Officer and a current director, has participated, since 1980, with Basic in various drilling and development arrangements. Some of these properties are still producing, but no longer generate net income consistently. In the past, management's policy allowed for non-payment from certain individuals, including Mr. Breuer, of a net loss, in the belief that net income from subsequent months would cover the loss. In August 1993, with the concurrence of the Board of Directors, management enacted new policies whereby the Company requested these certain individuals, including Mr. Breuer, to bring any outstanding account balances current, and to keep them current on an ongoing basis. This policy has resulted in a long standing dispute between Mr. Breuer and the Company over ownership of certain properties and the payment of lease operating expenses. The Company has withheld proceeds from sales transactions, and other nominal amounts, from Mr. Breuer, as partial payment of this debt. The Company contends that as of March 31, 1998, the balance owed to Basic by Mr. Breuer had been reduced to approximately $0. However, this balance fluctuates monthly, based on the profitability of the various leases in which Mr. Breuer owns an interest. If, in the future, such balance owed the Company again becomes positive, the Company will again retain funds due to Mr. Breuer as payment of any balance owed to the Company.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer, replacing Society National Bank as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In fiscal 1998, 1997 and 1996, there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton, President and Principal
Accounting Officer

August 30, 1999
---------------
Date