Form 10KSB/A
period 1999-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-08-30
CIK 10254

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

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 1999

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act..........................  3

         Item 10. Executive Compensation.....................................  5

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.............................................  7

         Item 12. Certain Relationships and Related
                  Transactions...............................................  9

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

G. W. Breuer (80) was a co-founder of the Company and has been a member of the Board of Directors since inception in 1969. Mr. Breuer also served as the Company's Chief Executive Officer from 1969 through March 1993 and was its President from February 1978 through March 1993. Mr. Breuer is a 1940 graduate of Purdue University with a degree in petroleum engineering. Mr. Breuer has been retired for the past five years.

David J. Flake (44) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983, a position he held until his resignation in January 1993 to pursue other business and financial opportunities. From September 1987 through January 1993, Mr. Flake also served as Secretary/Treasurer of the Company. In April 1994, Mr. Flake was appointed Corporate Secretary. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995. Since September 1998 Mr. Flake has been providing financial consulting services to the Company.

Edgar J. Huffman (59) was elected to the Board of Directors in May 1993. For the past five years Mr. Huffman has served continuously in the following capacities. He is a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded on NASDAQ. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (48) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake, noted above, Mr. Singleton was appointed Acting Treasurer. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association which represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers.

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

Board Committees and Attendance
-------------------------------
The Board of Directors of the Company held four meetings during the fiscal year ended March 31, 1999 (fiscal 1999). During the year ended March 31, 1998 (fiscal
1998) three meetings were held. Each of the directors attended 100% of the meetings.

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

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 1999, Mr. Huffman filed one late report.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 1999, 1998 and 1997. No other director, officer or employee received annual compensation that exceeded $100,000.


                                                    Other      Securities       All
    Name and           Fiscal   Annual   Annual     Annual     Underlying      Other
Principal Position      Year    Salary   Bonus   Compensation  Options (#)  Compensation
------------------      ----    ------   -----   ------------  -----------  ------------
                                                      (1)                       (2)
Ray Singleton           1999    $78,308  $   --     $4,910            --       $371
   President, Chief     1998     75,416   3,077      3,860        90,000        338
   Executive Officer,   1997     72,475   2,788      3,949        75,000        308
   Acting Treasurer


(1) Other Annual Compensation includes $2,486, $2,535 and $3,949 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 1999, 1998 and 1997, respectively. Other Annual Compensation also includes $2,424, $1,325, and $0 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(2) All Other  Compensation  of $371, $338 and $308 are premiums paid for a life
insurance   policy  for  Mr.  Singleton  during  fiscal  1999,  1998  and  1997, respectively. Mr. Singleton designates the beneficiary.

Basic has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Breuer and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years; however, Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If Basic sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Breuer, Flake and Singleton. During fiscal 1999, 1998 and 1997 Mr. Singleton was paid or accrued $2,486,
$2,535 and $3,949, respectively, through the O&G Plan. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. During fiscal 1999 and 1998, the Company contributed $2,424 and $1,325, respectively, to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

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

During fiscal 1998 and 1997, Mr. Singleton was granted options to purchase 90,000 and 75,000 shares, respectively, of the Company's common stock. At March 31, 1999, all of these options were still outstanding. No additional options have been granted to Mr. Singleton. He may exercise the options granted in fiscal 1998 at a strike price of $0.115 per share and the options granted in fiscal 1997 at a strike price of $0.065 per share. These exercise prices approximated the fair market value of the stock at the date of grant. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

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

Accordingly, during fiscal 1999, 1998 and 1997 Messrs. Flake and Huffman, as Non-Employee Directors and individually owning less than 10% of Basic's common stock, were each automatically granted non-qualified options to purchase 25,000 shares of common stock each year at exercise prices of approximately $0.0325,

$0.09 and $0.065, respectively. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Messrs. Flake and Huffman remain directors of the Company. Mr. Breuer, who owns more than 10% of the Company's common stock and is also a Non-Employee Director, was disqualified to receive similar grants of non-qualified options in fiscal 1997 and 1999 because of the indebtedness limitation previously mentioned. Since Mr. Breuer was not indebted to the Company at July 25, 1997, he was granted non-qualified options to purchase 25,000 shares during fiscal 1998. These options were granted at an exercise price of $0.099. The term of these options is for a period not to exceed five years beginning on the grant date, provided Mr. Breuer remains a director of the Company. (See Item 12, Certain Relationships and Related Transactions, below.)

As fully-invested, former key employees of the Company, Messrs. Breuer and Flake are also participants in the Oil and Gas Incentive Compensation (the O&G Plan) discussed above. Compensation under the O&G Plan is not for services rendered as directors, but pertains to fully-vested interests in the O&G Plan for services performed as key employees of the Company in prior years. During fiscal 1999, Messrs. Breuer and Flake accrued $2,680 and $1,966, respectively, through the O&G Plan. During fiscal 1998, Messrs. Breuer and Flake were paid or accrued $3,184 and $2,004, respectively, and during fiscal 1997, Messrs. Breuer and Flake received or accrued $6,060 and $3,121, respectively. All amounts accrued to Mr. Breuer were withheld by Basic as partial payment of amounts owed the Company. (See Item 12, Certain Relationships and Related Transactions, below.)


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of May 15, 1999, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 1999. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 1998.

                                                              Percent of
                                                              Outstanding
                                                                 Shares
     Name and Address             Shares of Common Stock      Beneficially
     of Beneficial Owner            Beneficially Owned           Owned
     -------------------            ------------------           -----

     G. W. Breuer                        3,767,670                22.8%
     Denver, CO  (1)

     Ray Singleton                         639,675                 3.9%
     Englewood, CO  (2)

     David J. Flake                        515,478                 3.1%
     Denver, CO  (3)

     Edgar J. Huffman                       35,000                 0.2%
     Phoenix, AZ  (4)

     All officers and directors          4,957,823                30.0%
     as a group (4 persons)  (1),
     (2), (3) and (4)

(1) Represents 2,645,191 shares owned by Mr. Breuer directly and 1,122,479 shares with indirect beneficial ownership.

(2) Represents 639,675 shares owned directly by Mr. Singleton, 177,334 of which are held as collateral by the Company against a note receivable from Mr. Singleton, (See Item 12, Certain Relationships and Related Transactions, below).

(3) Represents 505,478 shares owned directly by Mr. Flake and 10,000 shares with indirect beneficial ownership.

(4) Represents 35,000 shares owned by Mr. Huffman directly. In addition, 162,387 shares (approximately 1.0%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a director. Mr. Huffman claims no beneficial interest in the shares.

Company management knows of no arrangements which may result in a change in control of Basic.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1995, the Board of Directors authorized a loan to Mr. Singleton not to exceed $10,000. In August 1997 the Board of Directors increased the authorized loan amount to $20,000. The loan is to be used solely for the purchase of Company stock from existing shareholders. The loan is evidenced by a promissory note and requires quarterly interest payments at a fluctuating rate equal to the Company's cost of debt. The note requires no principal payments and has a term of five years, at which time the principal balance becomes due. The loan is collateralized by the purchased stock. Pursuant to this arrangement, at March 31, 1999, Mr. Singleton had borrowed approximately $13,000 from the Company to purchase 177,334 shares.

At March 31, 1999 Basic was leasing approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters for $3,450 per month. The lease term expired April 30, 1999. Due to the magnitude of the projected rent increase (approximately 37%) and a required three-year commitment, the Company, in April 1999, moved its office to a new location. The new office space is in a building owned by Mr. Singleton. Under the terms of the new lease agreement, Basic has a one-year lease term through March 31, 2000 with monthly payments of $1,200.

Beginning in September 1998, Mr. Flake has provided consulting services to the Company at a per diem rate comparable to prevailing market rates. The total amount paid during fiscal 1999 was $26,000.

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

Subject to this policy, G. W. Breuer, former President and Chief Executive Officer and a current director, has participated, since 1980, with Basic in various drilling and development arrangements. Some of these properties are still producing, but no longer generate net income consistently. In the past, management's policy allowed for non-payment from certain individuals, including Mr. Breuer, of a net loss, in the belief that net income from subsequent months would cover the loss. In August 1993, with the concurrence of the Board of Directors, management enacted new policies whereby the Company requested these certain individuals, including Mr. Breuer, to bring any outstanding account balances current, and to keep them current on an ongoing basis. This policy has resulted in a long standing dispute between Mr. Breuer and the Company over ownership of certain properties and the payment of lease operating expenses. The Company has withheld proceeds from sales transactions, and other nominal amounts, from Mr. Breuer, as partial payment of this debt. The Company contends that as of March 31, 1999, the balance owed to Basic by Mr. Breuer was approximately $9,900.

During fiscal 1999 Basic purchased from a third party an approximate 56% interest in the Edwin M. Dahl #23-1 well in McKenzie County, North Dakota for about $5,000. As a part of the purchase, Mr. Singleton bought a 20% working interest in the well for a proportionate cost of approximately $2,000.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer, replacing Society National Bank as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In fiscal 1999, 1998 and 1997, there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton, President and Principal
Accounting Officer

August 30, 1999
---------------
Date