Form 10QSB
period 1999-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 1999-11-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999
                               -----------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              84-0592823
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

8547 E. Arapahoe Road, #J-464, Greenwood Village, CO                       80112
--------------------------------------------------------------------------------
(Address for principal executive offices)                             (Zip Code)

                                 (303) 773-8000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ____


Shares of common stock outstanding on November 12, 1999: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements.........................................   3

             Consolidated Balance Sheets - September 30, 1999
             and March 31, 1999...........................................   3

             Consolidated Statements of Operations - Quarter Ended
             and Six Months Ended September 30, 1999 and
             September 30, 1998...........................................   5

             Consolidated Statements of Cash Flows - Six Months Ended
             September 30, 1999 and September 30, 1998....................   6

             Notes to Consolidated Financial Statements...................   7

    Item 2.  Management's Discussion and Analysis and Plan of Operation...   9

             Results of Operations........................................  11

PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings............................................  16

    Item 2.  Changes in Securities........................................  16

    Item 3.  Defaults Upon Senior Securities..............................  16

    Item 4.  Submission of Matters to a Vote of Security Holders..........  16

    Item 5.  Other Information............................................  16

    Item 6.  Exhibits and Reports on Form 8-K.............................  16

    Signatures............................................................  17



PART I.
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2


                                                        September 30      March 31
                                                            1999            1999
                                                        ------------    ------------
                                                         (Unaudited)
Assets
Current assets
     Cash and cash equivalents                          $    140,000    $     38,000
     Accounts receivable
         Oil and gas sales                                   209,000         129,000
         Joint interest and other receivables                191,000         126,000
         Less: allowance for doubtful accounts               (54,000)        (54,000)
     Other current assets                                    129,000         139,000
                                                        ------------    ------------

                  Total current assets                       615,000         378,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              32,612,000      32,619,000
     Support equipment                                       304,000         424,000
                                                        ------------    ------------

                                                          32,916,000      33,043,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,596,000)    (31,479,000)
     Accumulated depreciation                               (258,000)       (369,000)
                                                        ------------    ------------

     Net property and equipment                            1,062,000       1,195,000
     Other non-current assets                                168,000         168,000
                                                        ------------    ------------

                  Total non-current assets                 1,230,000       1,363,000
                                                        ------------    ------------

Total Assets                                            $  1,845,000    $  1,741,000
                                                        ============    ============



          See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                          1999            1999
                                                      ------------    ------------
                                                       (Unaudited)
Liabilities
Current liabilities
     Accounts payable                                 $    176,000    $    192,000
     Accrued liabilities                                   134,000         141,000
     Current portion of long-term debt                     540,000         240,000
                                                      ------------    ------------

                  Total current liabilities                850,000         573,000
                                                      ------------    ------------

Long-term debt, less current portion                          --           330,000
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                    17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (21,691,000)    (21,848,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity               995,000         838,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  1,845,000    $  1,741,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                       4

                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Operations
                                           (Unaudited)


                                           Six Months Ended                 Quarters Ended
                                             September 30                    September 30
                                         1999            1998            1999            1998
                                     ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales               $    897,000    $    794,000    $    503,000    $    350,000
     Well service revenue                  16,000          16,000          16,000           8,000
                                     ------------    ------------    ------------    ------------

     Total revenue                        913,000         810,000         519,000         358,000
                                     ------------    ------------    ------------    ------------

Expenses
     Oil and gas production               481,000         474,000         211,000         236,000
     Production tax                        76,000          42,000          41,000          30,000
     Well service expenses                 14,000          14,000          14,000           7,000
     Depreciation, depletion and
         amortization                     120,000         214,000          59,000          99,000
     General and administrative            42,000          61,000          24,000          25,000
                                     ------------    ------------    ------------    ------------

     Total operating expenses             733,000         805,000         349,000         397,000
                                     ------------    ------------    ------------    ------------

     Income (loss) from operations        180,000           5,000         170,000         (39,000)
                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income              4,000           8,000           2,000           2,000
     Interest expense                     (27,000)        (41,000)        (13,000)        (17,000)
                                     ------------    ------------    ------------    ------------

     Total other expense                  (23,000)        (33,000)        (11,000)        (15,000)
                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes         157,000         (28,000)        159,000         (54,000)
Income taxes                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income (loss)                    $    157,000    $    (28,000)   $    159,000    $    (54,000)
                                     ============    ============    ============    ============

Basic and diluted weighted average
     number of shares outstanding      16,530,487      16,530,487      16,530,487      16,530,487
                                     ============    ============    ============    ============

Basic and diluted net income
     (loss) per share                $       .010    $      (.002)   $       .010    $      (.003)
                                     ============    ============    ============    ============



                   See accompanying notes to consolidated financial statements.

                                                5

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Six Months Ended
                                                               September 30
                                                            1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
Net income (loss)                                        $ 157,000    $ (28,000)
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, depletion and amortization              120,000      214,000
     Change in current assets and current liabilities:
         Accounts receivable, net                         (145,000)      30,000
         Other current assets                               10,000       (9,000)
         Accounts payable and accrued liabilities          (23,000)    (138,000)
     Other non-current assets                                 --          3,000
     Other adjustments                                       6,000        7,000
                                                         ---------    ---------

Net cash provided by operating activities                  125,000       79,000
                                                         ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                 (133,000)    (140,000)
     Support equipment                                        --         (3,000)
Proceeds from sale of property and equipment               140,000       83,000
                                                         ---------    ---------

Net cash provided by (used in) investing activities          7,000      (60,000)
                                                         ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                    (80,000)     (61,000)
Proceeds from borrowing                                     50,000       67,000
                                                         ---------    ---------

Net cash provided by (used in) financing activities        (30,000)       6,000
                                                         ---------    ---------

Cash and cash equivalents:
Net increase                                               102,000       25,000
Balance at beginning of period                              38,000       52,000
                                                         ---------    ---------

Balance at end of period                                 $ 140,000    $  77,000
                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  27,000    $  35,000



          See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Basic's Form 10-KSB for the year ended March 31, 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both "Notes to Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis and Plan of Operation" located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

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

The Company cannot state that the Year 2000 problem will not pose material operational problems. Nor is the Company in control of the external forces that could create these material impacts. The Company has not completed a comprehensive assessment of the Company's Year 2000 problem, nor established any written Year 2000 policies. The Company has not secured, and has no plans to secure, backup power generation equipment for its offices or well-site locations. Nor has the Company made alternate arrangements for the possible failure, and/or reduced availability, of law enforcement, government services, banking services, currency or transportation infrastructure.

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

The Company sells its primary product, oil, to a number of purchasers, and sometimes to multiple purchasers in the same geographical area. Furthermore, for the vast majority of the Company's product, the Company can switch purchasers within 30 days. For these reasons, the Company will not contact any of its purchasers as to whether or not they are Year 2000 compliant.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, which may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
        ----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY. During the six months ended September 30, 1999, Basic's current assets increased 63% from $378,000 at year end March 31, 1999 (March 31) to $615,000 at September 30, 1999 (September 30) and current liabilities increased 48% from $573,000 at March 31 to $850,000 at September 30. Consequently, the Company's current ratio increased from 0.66:1 at March 31 to 0.72:1 at September
30. A specific bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At September 30 the Company was in compliance with all bank covenants and Basic's current ratio was approximately 2:1 as calculated per the provisions of the covenants.

In addition to the increase in cash and cash equivalents, the growth in current assets can be attributed to the increase in oil and gas sales receivable and joint interest and other receivables. The jump in oil and gas sales receivable was the direct result of substantially higher oil prices at September 30 relative to prices at March 31 as discussed in more detail in the Results of Operations section below. As for the joint interest and other receivables, the sharp increase was primarily due a $55,000 receivable recorded in the second quarter ended September 30 for Basic's share of the proceeds from the salvage of equipment from a non-operated lease in North Dakota.

The increased cash flow resulting from the surge in oil prices that began in March 1999 and continued throughout the Company's first six months of the current fiscal year, enabled Basic to reduce its accounts payable and accrued liabilities by 7%, from $330,000 at March 31 to $310,000 at September 30. This reduction in liabilities was tempered somewhat by an increase in operating activity as Basic put some of its operated wells back in production and performed workovers and repairs on others. These workovers and repairs had been postponed and certain marginal wells were shut in during the previous year ended March 31, 1999 as declining oil prices made these marginal wells unprofitable and the necessary workovers and repairs uneconomic.

DEBT. As of September 30, 1999, the Company did not have any remaining borrowing capacity. Under the terms of the agreement with its bank in effect at March 31, 1999, Basic was obligated to make monthly principal payments of $20,000 beginning April 30, 1999 and continuing at that amount through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due is required to be paid in full. In April and May 1999 the Company made its scheduled $20,000 principal payments. In June 1999 the bank instructed Basic to withhold its June principal payment with the intention of modifying the existing agreement regarding the principal payment schedule. Under the terms of the new agreement dated August 12, 1999, the Company is obligated to make monthly principal payments of $10,000 from June 1999 through September 1999 (the $10,000 payments for June and July were made in July). Beginning in October monthly principal payments will increase to $20,000 and continue at that amount through March 31, 2000. As with the previous agreement, on the maturity date of April 1, 2000 any remaining balance due (which is currently estimated to be $420,000) is required to be paid in full. Reference should be made to the Company's Form 10-KSB as of March 31, 1999 for additional information regarding the Company's debt.

With respect to the balloon payment due on April 1, 2000, it is management's belief that the Company will not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. As of November 12, 1999, there has been no agreement to further restructure the current debt facility. If no agreement can be reached, management believes that alternative financing from another lending institution can be secured or that it will be able to realize sufficient proceeds from the sale of one or more key oil and/or gas properties to meet its debt obligation.

On August 16, 1999 the bank increased the borrowing base by $50,000. The proceeds from this loan increase were used exclusively for the purchase of varying working interests in five oil properties located in and around the Company's current production in the Williston basin.

HEDGING. On August 31, 1999 Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used is a "Zero-Cost Collar" whereby Basic is protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but will forfeit any additional revenue should oil prices exceed the NYMEX cap price of $22.12. There is no effect should oil prices remain between the floor and cap prices. At September 30, the Company had no other hedging contracts in place.

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

STRATEGY IMPLEMENTATION
-----------------------

GENERAL. The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. However, both during its latest fiscal year ended March 31, 1999 and in the first quarter of the current fiscal year, the Company had suspended this plan.

Instead, during its first quarter, the Company focused on reducing general and administrative expenses and returning shut-in wells to production. Only during the fiscal quarter just ended, has the Company returned, albeit conservatively, to the Company's stated plan of operation The Company may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

DEVELOPMENT. The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves that could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. In the third quarter of the current fiscal year, the Company has undertaken the recompletion of several operated and non-operated properties. While total expenditures are still unknown, capital costs and operational expenditures could exceed $100,000.

ACQUISITIONS. In August 1999 Basic purchased for approximately $50,000 working interests ranging from 6 percent to 45 percent in five separate oil properties. The Company took over operations on all five properties. It is anticipated that Basic will incur capital costs and workover expenses in the coming third quarter of the current fiscal year to either return these wells to production or improve existing production.

The Company continues to evaluate properties that are made available for sale. However, there can be no assurances that funds will be available to pursue such opportunities or that offers the Company may submit will be accepted.

DRILLING. While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. During the first six months of the current fiscal year, Basic continued its efforts to sell or plug marginal properties. During this period the Company realized approximately $36,000 in proceeds from the sale of marginal non-operated properties and incurred $25,000 in costs to plug other wells. The Company still holds a number of marginal, operated and non-operated properties. Basic intends to continue its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

RESULTS OF OPERATIONS
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the six months ended September 30, 1999 (1999) resulted in net income of $157,000 compared to a net loss of $28,000 for the six months ended September 30, 1998 (1998).

REVENUES. Oil and gas sales revenue increased $103,000 (13%) in 1999 over 1998. Oil sales revenue increased $126,000 (19%). A significant jump in oil prices created a $194,000 increase in oil sales revenue. However, this benefit was partially offset by a drop in oil sales volume that resulted in a negative variance of $68,000. Gas sales revenue decreased $23,000 (18%) in 1999 from 1998. A decrease in gas sales volume accounted for a $33,000 drop in gas sales revenue. This drop was only partially offset by an $10,000 increase resulting from an rise in gas prices.

VOLUMES AND PRICES. Total liquid sales volume decreased 10%, from 51,600 barrels in 1998 to 46,300 barrels in 1999 while there was a 32% increase in the average price per barrel from $12.95 in 1998 to $17.13 in 1999. Total gas sales volume decreased 27%, from 76,200 Mcf in 1998 to 56,000 Mcf in 1999 while the average price per Mcf increased 12%, from $1.65 in 1998 to $1.84 in 1999. Along with normal production decline, liquid and gas sales volumes were down in 1999 from 1998 due to the loss of sales from non-operated, marginal properties that contributed to production in 1998, were subsequently sold, and thus did not contribute to sales volumes in 1999. As far as oil sales volume is concerned, most of the loss in production from the sale of marginal properties was offset by an increase in 1999 sales volume from wells that were placed back on production in 1999 after having been shut-in during all or a portion of 1998. The sale of non-operated, marginal properties is in line with the Company's previously stated strategy to divest and/or abandon marginal wells in an effort to generate additional cash from sale proceeds and improve overall profitability.

EXPENSES. Oil and gas production expense increased $7,000 (1%) in 1999 over 1998. As mentioned above, the sharp decline in oil prices that dominated 1998 forced Basic to shut in wells as they became unprofitable and postpone workovers and/or repairs that were uneconomic at the lower oil prices. As prices began to recover in March 1999 and continued to climb throughout the first six months of the current fiscal year, Basic was able to return a number of wells to production and perform necessary workovers and repairs on other properties. The additional expenditures in 1999 resulting from this increase in field activity more than offset a decrease in operating expenses resulting from the sale of non-operated, marginal properties.

Workovers and repairs are normally random in nature and are fairly equally distributed throughout the year. However, during the first six months of the current fiscal year, and primarily during the first quarter, the Company focused on returning shut-in wells to production and performing the workovers and repairs necessary to establish peak production on other wells. Workover/repair expenses on Company-operated wells in the first quarter ended June 30, 1999 were approximately $50,000. With most of the work being done in the first quarter, workover/repair expenses during the second quarter ended September 30, 1999 dropped to approximately $33,000.

Management cautions that the Company's second quarter production expenses were relatively lower than normal. This should not be considered a trend in light of the Company's recent acquisitions, efforts to return additional wells to production and attempts to recomplete several wells. As a result, the Company anticipates third quarter expenditures, both capital and operational in nature, to be significantly higher than normal.

Production taxes increased $34,000 (81%) as a result of two factors. First, production taxes are a function of oil and gas sales revenue. Therefore, the increase in oil and gas sales revenue directly resulted in an increase in production taxes. Second, the first quarter of 1998 includes a credit for a $23,000 severance tax refund. As a result of the increases in both oil and gas production expense and production taxes and the decreases in oil and gas sales volumes, the overall lifting cost per equivalent barrel increased 25% from $8.02 in 1998 to $10.00 in 1999.

Depreciation, depletion and amortization expense decreased $94,000 (44%) in 1999 from 1998. The decline in oil and gas sales volume in 1999 relative to 1998 combined with an increase in estimated oil and gas reserves at year end March 31, 1999 over March 31, 1998 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 14.4% in 1998 to 10.0% in 1999. Despite the drop in sales volume, the depletion rate per equivalent barrel decreased from $3.24 in 1998 to $2.11 in 1999.

Gross general and administrative (G&A) expense decreased $32,000 (19%) in 1999 from 1998 while net G&A decreased $19,000 (31%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense is a reflection of management's continued efforts in the current fiscal year to reduce expenses in light of last year's decline in oil prices and the uncertainty of current oil price levels. Approximately $20,000 of the decrease in 1999 from 1998 is a result of a reduction in personnel, salaries, and related benefits. Additionally, in April 1999, Basic moved its corporate headquarters to a new location that offered a more favorable lease rate and term. This relocation provided for an approximate $11,000 reduction, net of moving expenses, in G&A expense in 1999 from 1998. The entire $32,000 reduction in gross G&A expense was not reflected in the reduction of net G&A expense because the Company still has some wells that it operates shut in, thereby reducing the overhead fees that the Company is allowed to recover. The percentage of gross general and administrative expense that the Company was able to charge out to operated wells was 69% in 1999 compared to 63% in 1998. Net general and administrative expense per equivalent barrel decreased from $0.96 in 1998 to $0.77 in 1999.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $10,000 (30%) from a net expense of $33,000 in 1998 to a $23,000 net expense in 1999. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt and a slightly lower interest rate in 1999 compared to 1998.

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

OVERVIEW. Operations in the quarter ended September 30, 1999 (1999) resulted in net income of $159,000 compared to a net loss of $54,000 in the quarter ended September 30, 1998 (1998).

REVENUES. Oil and gas sales revenue increased $153,000 (44%) in 1999 over 1998. Oil sales revenue increased $151,000 (50%). A $7,000 decrease due to lower oil sales volume was more than offset by an increase of $158,000 resulting from a jump in oil prices. In addition, gas sales revenue increased $2,000 (4%) in 1999 over 1998. A decrease in gas volume sales accounting for a drop of $12,000 again was more than offset by a $14,000 benefit from higher gas prices.

VOLUMES AND PRICES. Total liquid sales decreased 2%, from 24,400 barrels in 1998 to 23,800 barrels in 1999 while there was a 54% jump in the average price per barrel from $12.34 in 1998 to $19.00 in 1999. Total gas sales decreased 24%, from 32,600 mcf in 1998 to 24,700 mcf in 1999, while the average price per mcf increased 36%, from $1.50 in 1998 to $2.04 in 1999. Along with normal production decline, liquid and gas sales volumes were down in 1999 from 1998 due to the loss of sales from non-operated, marginal properties that contributed to production in 1998, were subsequently sold, and thus did not contribute to sales volumes in 1999. As far as oil sales volume is concerned, most of the loss in production from the sale of marginal properties was offset by an increase in 1999 sales volume from wells that were placed back on production in 1999 after having been shut-in during all or a portion of 1998.

EXPENSES. Oil and gas production expense decreased $25,000 (11%) in 1999 from 1998. The decrease in operating expenses resulted from both the sale of non-operated, marginal properties and a concerted effort on the part of management to reduce lifting costs, especially on Company-operated, lower-margin properties. During the first six months of the current fiscal year, most of the field activity to return wells to production and perform previously postponed workovers and repairs was completed in the first quarter. However, as mentioned above, it is expected that operating expenses will increase in the third quarter due to the purchase of five new properties and the corresponding expenditures necessary to either put these wells back on production or improve existing production.

Production taxes increased $11,000 (37%) as a direct result of the increase in oil and gas sales revenue. Despite the drop in oil and gas production expense, the increase in production taxes together with the decrease in both oil and gas sales volumes caused the overall lifting cost per equivalent barrel to increase slightly from $8.90 in 1998 to $8.99 in 1999.

Depreciation, depletion and amortization expense decreased $40,000 (40%) in 1999 from 1998. Again, the decline in oil and gas sales volume in 1999 relative to 1998 combined with an increase in estimated oil and gas reserves at year end March 31, 1999 over March 31, 1998 caused the depletion rate to drop from 6.7% in 1998 to 5.0% in 1999. Despite the drop in sales volume, the depletion rate per equivalent barrel decreased from $3.26 in 1998 to $2.06 in 1999.

Gross general and administrative expense decreased $3,000 (4%) in 1999 from 1998 and net general and administrative expense decreased $1,000 (4%). The decrease in gross G&A expense is a reflection of management's continued efforts in the current fiscal year to reduce expenses in light of last year's decline in oil prices and the uncertainty of current oil price levels. As a result of the drop in oil and gas sales volumes, net general and administrative expense per equivalent barrel increased from $0.84 in 1998 to $0.88 in 1999.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $4,000 (27%) from a net expense of $15,000 in 1998 to an $11,000 net expense in 1999. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt in 1999 compared to 1998.

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                    Six Months Ended      Quarters Ended
                                                      September 30         September 30
                                                    1999       1998       1999       1998
                                                  --------   --------   --------   --------
Sales volume
     Oil (barrels)                                  46,300     51,600     23,800     24,400
     Gas (mcf)                                      56,000     76,200     24,700     32,600

Revenue
     Oil                                          $794,000   $668,000   $452,000   $301,000
     Gas                                           103,000    126,000     51,000     49,000
                                                  --------   --------   --------   --------

                                                   897,000    794,000    503,000    350,000
Total production expense(1)                        557,000    516,000    252,000    266,000
                                                  --------   --------   --------   --------

Gross profit                                      $340,000   $278,000   $251,000   $ 84,000
                                                  ========   ========   ========   ========

Depletion expense                                 $117,000   $208,000   $ 57,000   $ 96,000

Average sales price(2)
     Oil (per barrel)                             $  17.13   $  12.95   $  19.00   $  12.34
     Gas (per mcf)                                $   1.84   $   1.65   $   2.04   $   1.50
Average production expense(1,2,3)                 $  10.00   $   8.02   $   8.99   $   8.90
Average gross profit(2,3)                         $   6.11   $   4.32   $   8.99   $   2.82
Average depletion expense(2,3)                    $   2.11   $   3.24   $   2.06   $   3.26
Average general and administrative expense(2,3)   $   0.77   $   0.96   $   0.88   $   0.84

----------------------------

1    Operating expenses, including production tax

2    Averages calculated based upon non-rounded figures

3    Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 1999)

Item 1. Legal Proceedings
        -----------------

None.

Item 2. Changes in Securities
        ---------------------

None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

During the six months ended September 30, 1999, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

On Form 8-K dated August 31, 1999, the Company reported that G.W. Breuer, a member of the board of directors and a former president of Basic, along with his wife, sold all of their directly controlled Basic common stock, comprising 3,765,272 shares, to Ray Singleton, Basic's current president. This transaction brings Mr. Singleton's holdings to 4,435,478 shares, approximately 26.8 percent of the Company's outstanding common stock.

On Form 8-K dated September 22, 1999, Basic reported the resignation of G.W. Breuer from the Company's board of directors, effective September 1, 1999. In his resignation letter, Mr. Breuer did not convey any dispute with the Company or with the remaining board members.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-------------------------
Ray Singleton, President and
Principal Accounting Officer


Date:  November 12, 1999