Form 10QSB
period 1999-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2000-02-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------


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


Shares of common stock outstanding on February 14, 2000: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements........................................    3

             Consolidated Balance Sheets - December 31, 1999
             and March 31, 1999..........................................    3

             Consolidated Statements of Operations - Quarter Ended
             and Nine Months Ended December 31, 1999 and
             December 31, 1998...........................................    5

             Consolidated Statements of Cash Flows - Nine Months Ended
             December 31, 1999 and December 31, 1998.....................    6

             Notes to Consolidated Financial Statements..................    7

    Item 2.  Management's Discussion and Analysis and Plan of Operation..    9

             Results of Operations.......................................   12

PART. OTHER INFORMATION

    Item 1.  Legal Proceedings...........................................   17

    Item 2.  Changes in Securities.......................................   17

    Item 3.  Defaults Upon Senior Securities.............................   17

    Item 4.  Submission of Matters to a Vote of Security Holders.........   17

    Item 5.  Other Information...........................................   17

    Item 6.  Exhibits and Reports on Form 8-K............................   17

    Signatures...........................................................   17


PART I.
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2


                                                        December 31       March 31
                                                            1999            1999
                                                        ------------    ------------
                                                        (Unaudited)       (Audited)
Assets
Current assets
     Cash and cash equivalents                          $    175,000    $     38,000
     Accounts receivable
         Oil and gas sales                                   248,000         129,000
         Joint interest and other receivables                194,000         126,000
         Less: allowance for doubtful accounts               (49,000)        (54,000)
     Other current assets                                    143,000         139,000
                                                        ------------    ------------

                  Total current assets                       711,000         378,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              32,783,000      32,619,000
     Support equipment                                       303,000         424,000
                                                        ------------    ------------

                                                          33,086,000      33,043,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,677,000)    (31,479,000)
     Accumulated depreciation                               (258,000)       (369,000)
                                                        ------------    ------------

     Net property and equipment                            1,151,000       1,195,000
     Other non-current assets                                155,000         168,000
                                                        ------------    ------------

                  Total non-current assets                 1,306,000       1,363,000
                                                        ------------    ------------

Total Assets                                            $  2,017,000    $  1,741,000
                                                        ============    ============


          See accompanying notes to consolidated financial statements.




                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                     December 31       March 31
                                                         1999            1999
                                                     ------------    ------------
                                                     (Unaudited)       (Audited)
Liabilities
Current liabilities
     Accounts payable                                $    360,000    $    192,000
     Accrued liabilities                                  162,000         141,000
     Current portion of long-term debt                    480,000         240,000
                                                     ------------    ------------

                  Total current liabilities             1,002,000         573,000
                                                     ------------    ------------

Long-term debt, less current portion                         --           330,000
                                                     ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                   --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                   17,000          17,000
     Additional paid-in capital                        22,692,000      22,692,000
     Accumulated deficit                              (21,671,000)    (21,848,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                           (23,000)        (23,000)
                                                     ------------    ------------

                  Total shareholders' equity            1,015,000         838,000
                                                     ------------    ------------

Total Liabilities and Shareholders' Equity           $  2,017,000    $  1,741,000
                                                     ============    ============


          See accompanying notes to consolidated financial statements.

                                       4

                                 Basic Earth Science Systems, Inc.
                               Consolidated Statements of Operations
                                            (Unaudited)

                                           Nine Months Ended                Quarters Ended
                                              December 31                     December 31
                                         1999            1998            1999            1998
                                     ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales               $  1,436,000    $  1,109,000    $    539,000    $    315,000
     Well service revenue                  28,000          20,000          12,000           4,000
                                     ------------    ------------    ------------    ------------

     Total revenue                      1,464,000       1,129,000         551,000         319,000
                                     ------------    ------------    ------------    ------------

Expenses
     Oil and gas production               848,000         732,000         367,000         258,000
     Production tax                       120,000          67,000          44,000          25,000
     Well service expenses                 23,000          17,000           9,000           3,000
     Depreciation, depletion and
         amortization                     201,000         315,000          81,000         101,000
     General and administrative            59,000          93,000          17,000          32,000
                                     ------------    ------------    ------------    ------------

     Total operating expenses           1,251,000       1,224,000         518,000         419,000
                                     ------------    ------------    ------------    ------------

     Income (loss) from operations        213,000         (95,000)         33,000        (100,000)
                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income              6,000          14,000           2,000           6,000
     Interest expense                     (42,000)        (58,000)        (15,000)        (17,000)
                                     ------------    ------------    ------------    ------------

     Total other expense                  (36,000)        (44,000)        (13,000)        (11,000)
                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes         177,000        (139,000)         20,000        (111,000)
Income taxes                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income (loss)                    $    177,000    $   (139,000)   $     20,000    $   (111,000)
                                     ============    ============    ============    ============

Basic and diluted weighted average
     number of shares outstanding      16,530,487      16,530,487      16,530,487      16,530,487
                                     ============    ============    ============    ============

Basic and diluted net income
     (loss) per share                $       .011    $      (.008)   $       .001    $      (.007)
                                     ============    ============    ============    ============


                   See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                            Nine Months Ended
                                                               December 31
                                                            1999        1998
                                                         ---------    ---------
Cash flows from operating activities:
Net income (loss)                                        $ 177,000    $(139,000)
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, depletion and amortization              201,000      315,000
     Change in current assets and current liabilities:
         Accounts receivable, net                         (192,000)       3,000
         Other current assets                               (4,000)      22,000
         Accounts payable and accrued liabilities          189,000      (95,000)
     Other non-current assets                               13,000         --
     Other adjustments                                       9,000       11,000
                                                         ---------    ---------

Net cash provided by operating activities                  393,000      117,000
                                                         ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                 (266,000)    (155,000)
     Support equipment                                      (2,000)      (5,000)
Proceeds from sale of property and equipment               102,000       83,000
                                                         ---------    ---------

Net cash used in investing activities                     (166,000)     (77,000)
                                                         ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                   (140,000)     (91,000)
Proceeds from borrowing                                     50,000       67,000
                                                         ---------    ---------

Net cash used in financing activities                      (90,000)     (24,000)
                                                         ---------    ---------

Cash and cash equivalents:
Net increase                                               137,000       16,000
Balance at beginning of period                              38,000       52,000
                                                         ---------    ---------

Balance at end of period                                 $ 175,000    $  68,000
                                                         =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  42,000    $  51,000



                See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

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

YEAR 2000
---------

The much anticipated "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs, or embedded computer chips, that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

With a March 31 fiscal year end, from an accounting prospective, the Company has been effectively in Year 2000 since April 1999. The Company received several accounting software module updates during the course of the current fiscal year aimed at resolving any Year 2000 issues. The Company has not experienced any difficulties that were not immediately resolved. These modifications were included in the Company's ongoing software support contract and the Company did not expend any additional funds to resolve this Year 2000 issue. The vast majority of the Company's remaining software are Microsoft Windows 95/Office 97 products and have not created a problem.

With respect to the Company's operational activity, to date Basic has not experienced any delays, shortage of supplies and equipment, curtailments, or any other Year 2000 problems with respect to any of its vendors or purchasers.

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








                           (Intentionally left blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY. During the nine months ended December 31, 1999, Basic's current assets increased 88% from $378,000 at year end March 31, 1999 (March 31) to $711,000 at December 31, 1999 (December 31) and current liabilities increased 75% from $573,000 at March 31 to $1,002,000 at December 31. Consequently, the Company's current ratio increased from 0.66:1 at March 31 to 0.71:1 at December
31. A specific bank covenant requires the maintenance of a current ratio of at least 1:1, after adjustment for the removal of the current portion of long-term debt. At December 31 the Company was in compliance with all bank covenants and Basic's current ratio was approximately 1.36:1 as calculated per the provisions of the covenants.

In addition to the increase in cash and cash equivalents, the growth in current assets can be attributed to the increase in oil and gas sales receivable and joint interest and other receivables. The jump in oil and gas sales receivable was the direct result of substantially higher oil prices at December 31 relative to prices at March 31 as discussed in more detail in the Results of Operations section below. As for the joint interest and other receivables, the sharp increase was primarily due to a $55,000 receivable recorded in the second quarter ended September 30 for Basic's share of the proceeds from the salvage of equipment from a non-operated lease in North Dakota.

The increased cash flow resulting from the surge in oil prices that began in March 1999 and continued throughout the first nine months of the current fiscal year, enabled Basic to focus its attention on the exploitation of potential unproved reserves on some of its operated properties and perform workovers and repairs on others. This increase in development, workover and repair activity prompted a substantial increase in accounts payable and also contributed to the increase in joint interest receivables. These activities had been postponed during the previous year ended March 31, 1999 as declining oil prices made any development activity and necessary workovers and repairs uneconomic.

DEBT. The terms of the Company's loan agreement with its bank have been both postponed and/or amended since March 31, 1999. Under the current agreement, beginning in October 1999, monthly principal payments increased to $20,000 and will continue at that amount through March 31, 2000. As with the previous agreement, on the maturity date of April 1, 2000, any remaining balance due (currently estimated to be $420,000) is required to be paid in full. As of December 31, 1999, all required principal payments had been made as scheduled or amended. Reference should be made to Basic's Form 10-KSB as of March 31, 1999 for additional information regarding the Company's debt.

Officially, as of December 31, 1999, Basic did not have any remaining borrowing capacity. However, in August 1999, the bank extended the borrowing base and loaned the Company an additional $50,000 to be used exclusively for the purchase of varying working interests in five oil properties located in and around the Company's current production in the Williston basin. Management believes that the bank may make additional funds available on a project by project basis.

With respect to the balloon payment due on April 1, 2000, it is management's belief that the Company will not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. Although no written amendment has been received, Basic's bank has favorably responded to the Company's efforts to extend the $20,000 principal payments through December 31, 2001. If for some unforeseen event this amendment is not executed, management believes that alternative financing from another lending institution can be secured or that it will be able to realize sufficient proceeds from the sale of one or more key oil and/or gas properties to meet its debt obligation.

HEDGING. On August 31, 1999 Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used is a "Zero-Cost Collar" whereby Basic is protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but will forfeit any additional revenue should oil prices exceed the NYMEX cap price of $22.12. There is no effect should oil prices remain between the floor and cap prices. As of December 31, 1999 Basic has forfeited approximately $18,000 under this hedging agreement. At December 31, the Company also had eight open option contracts to hedge future deliveries with maturities ranging from April 2000 through June 2000. Basic had unrealized losses of $1,500 on these contracts as of December 31.

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2000.

STRATEGY IMPLEMENTATION
-----------------------

GENERAL. The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. However, both during its latest fiscal year ended March 31, 1999 and in the first quarter of the current fiscal year, the Company had suspended this plan. Instead, during its first quarter, the Company focused on reducing general and administrative expenses and returning shut-in wells to production. Only during the second and third quarters of the current fiscal year has the Company returned, albeit conservatively, to its stated plan of operation. Basic may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

DEVELOPMENT. The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves that could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices.

In the quarter just ended, Basic attempted to acid stimulate production from a previously recompleted well in Sheridan County Montana. Initial results from the recompleted zone were extremely promising. However, salt water entry through perforations in a previously co-mingled zone could not be effectively shut-off and the recompletion effort has been deemed unsuccessful. Total expenses in this effort during the quarter ended December 31, 1999 were approximately $99,000. Basic does not intend to re- attempt shutting off water in this well.

In addition, during the recent third, Basic attempted the recompletion of one operated and one non-operated property. Both of these efforts were successful. The non-operated well, in which Basic has a 19% working interest, was completed at an initial rate of 25 barrels of oil per day (BOPD). The operated property, in which Basic has a 100% working interest has not been finalized, but is expected to initially produce approximately 45 BOPD. Through December 31, total expenditures for these two recompletions were approximately $31,000. It is anticipated that an additional $35,000 to $40,000 will be spent in the fourth quarter of the current fiscal year on the continued recompletion of the operated property. Also during the third quarter, the Company spent $42,000 to convert a former non-operated producing well into a salt water disposal well for use on another non-operated property.

The Company intends to exploit other wells which it believes have recompletion potential, on a funds available basis.

ACQUISITIONS. In August 1999, Basic purchased for approximately $50,000 working interests ranging from 6 percent to 45 percent in five separate oil properties. At the time of purchase only one of these wells was producing. The Company took over operations on all five properties. During the fiscal third quarter just completed, Basic incurred expenses totaling $16,000 to return two of these wells to production. One is currently producing approximately 10 BOPD and the second is producing approximately 30 BOPD. Basic has a 32% working interest in both of these wells. The Company plans to return the remaining two wells to production in the upcoming fourth quarter.

In November 1999, Basic acquired a 20% working interest in a Sheridan County, Montana well for $5,000. The company was able to gain operations of this well and return the it to production. The well currently makes approximately 13 BOPD.

In addition, during the just completed third quarter, Basic spent approximately $17,000 to acquire various overriding royalty and working interests in several of its operated properties.

The overwhelming majority of both the Company's recompletion and acquisition efforts occurred at the end of the quarter. While there was no current impact on revenue, any effects from these efforts will be realized in future periods.

Basic continues to evaluate properties that are made available for sale. However, there can be no assurances that funds will be available to pursue such opportunities or that offers the Company may submit will be accepted.

DRILLING. While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. During the first nine months of the current fiscal year, Basic continued its efforts to sell or plug marginal properties. During this period the Company realized approximately $36,000 in proceeds from the sale of marginal non-operated properties and incurred $61,000 in costs to plug other wells. The Company still holds a number of marginal, operated and non-operated properties. Basic intends to continue its efforts to plug or sell these wells in the coming fiscal year. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

RESULTS OF OPERATIONS
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the nine months ended December 31, 1999 (1999) resulted in net income of $177,000 compared to a net loss of $139,000 for the nine months ended December 31, 1998 (1998).

REVENUES. Oil and gas sales revenue increased $327,000 (29%) in 1999 over 1998. Oil sales revenue increased $349,000 (37%). A significant jump in oil prices created a $439,000 increase in oil sales revenue. However, this benefit was partially offset by a drop in oil sales volume that resulted in a negative variance of $90,000. Gas sales revenue decreased $22,000 (13%) in 1999 from 1998. A decrease in gas sales volume accounted for a $47,000 drop in gas sales revenue. This drop was only partially offset by an $25,000 increase resulting from a rise in gas prices.

VOLUMES AND PRICES. Total liquid sales volume decreased 10%, from 75,900 barrels in 1998 to 68,600 barrels in 1999 while there was a 52% increase in the average price per barrel from $12.31 in 1998 to $18.71 in 1999. Total gas sales volume decreased 27%, from 106,900 Mcf in 1998 to 78,300 Mcf in 1999 while the average price per Mcf increased 20%, from $1.64 in 1998 to $1.96 in 1999. Along with normal production decline, liquid and gas sales volumes were down in 1999 from 1998 due to the loss of sales from non-operated, marginal properties that contributed to production in 1998, were subsequently sold, and thus did not contribute to sales volumes in 1999. As far as oil sales volume is concerned, most of the loss in production from the sale of marginal properties was offset by an increase in 1999 sales volume from wells that were placed back on production in 1999 after having been shut-in during all or a portion of 1998.

The sale of non-operated, marginal properties is in line with the Company's previously stated strategy to divest and/or abandon marginal wells in an effort to generate additional cash from sale proceeds and improve overall profitability.

EXPENSES. Oil and gas production expense increased $116,000 (16%) in 1999 over 1998. As mentioned above, the sharp decline in oil prices that dominated 1998 forced Basic to shut in wells as they became unprofitable and postpone workovers and/or repairs that were uneconomic at the lower oil prices. As prices began to recover in March 1999 and continued to climb throughout the first nine months of the current fiscal year, Basic was able to return a number of wells to production and perform necessary workovers and repairs on other properties. The additional expenditures in 1999 resulting from this increase in field activity more than offset a decrease in operating expenses resulting from the sale of non-operated, marginal properties.

Workovers and repairs are normally random in nature and are fairly equally distributed throughout the year. However, during the first nine months of the current fiscal year, and primarily during the first and third quarters, the Company focused on returning shut-in wells to production and performing the workovers and repairs necessary to establish peak production on other wells. Workover/repair expenses on Company-operated wells in the first quarter ended June 30, 1999 were approximately $50,000. With most of the work being done in the first quarter, workover/repair expenses during the second quarter ended September 30, 1999 dropped to approximately $33,000. Then in the third quarter, as oil prices stabilized in the $20-$25 per barrel range and market conditions supported these price levels, these expenses increased to $129,000 as management stepped up workover/repair activity in an attempt to maximize production from its existing operated wells.

Management previously cautioned that the Company's second quarter production expenses were relatively lower than normal. In light of the Company's recent acquisitions, efforts to return additional wells to production, and attempts to recomplete several wells, the Company anticipates fourth quarter expenditures, both capital and operational in nature, to be more in line with those seen in the third quarter. However, this level of activity will continue only if oil prices remain at least in the $20-$25 per barrel range.

Production taxes increased $53,000 (79%) as a result of two factors. First, production taxes are a function of oil and gas sales revenue. Therefore, the increase in oil and gas sales revenue directly resulted in an increase in production taxes. Second, the first quarter of 1998 includes a credit for a $23,000 severance tax refund. As a result of the increases in both oil and gas production expense and production taxes and the decreases in oil and gas sales volumes, the overall lifting cost per equivalent barrel increased 39% from $8.53 in 1998 to $11.86 in 1999.

Depreciation, depletion and amortization expense decreased $114,000 (36%) in 1999 from 1998. The decline in oil and gas sales volume in 1999 relative to 1998 combined with an increase in estimated oil and gas reserves at year end March 31, 1999 over March 31, 1998 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 21.0% in 1998 to 14.6% in 1999. Despite the drop in sales volume, the depletion rate per equivalent barrel decreased from $3.28 in 1998 to $2.42 in 1999.

Gross general and administrative (G&A) expense decreased $45,000 (18%) in 1999 from 1998 while net G&A decreased $34,000 (37%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense is a reflection of management's continued efforts in the current fiscal year to reduce expenses in light of last year's decline in oil prices and the uncertainty of future oil price levels. Approximately $26,000 of the decrease in 1999 from 1998 is a result of a reduction in personnel, salaries and related benefits. Additionally, in April 1999, Basic moved its corporate headquarters to a new location that offered a more favorable lease rate and term. This relocation provided for an approximate $18,000 reduction, net of moving expenses, in G&A expense in 1999 from 1998. The entire $45,000 reduction in gross G&A expense was not reflected in the reduction of net G&A expense because the Company still has some wells that it operates shut in, thereby reducing the overhead fees that the Company is allowed to recover. The percentage of gross general and administrative expense that the Company was able to charge out to operated wells was 71% in 1999 compared to 63% in 1998. Net general and administrative expense per equivalent barrel decreased from $0.99 in 1998 to $0.73 in 1999.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $8,000 (18%) from a net expense of $44,000 in 1998 to a $36,000 net expense in 1999. A $16,000 (28%)
reduction in interest expense resulted a lower average outstanding balance due on the Company's bank debt and a slightly lower interest rate in 1999 compared to 1998. This was partially offset by an $8,000 (57%) decrease in interest and other income. This drop was primarily due to interest income received in 1998 on the severance tax refund mentioned above.

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

OVERVIEW. Operations in the quarter ended December 31, 1999 (1999) resulted in net income of $20,000 compared to a net loss of $111,000 in the quarter ended December 31, 1998 (1998).

REVENUES. Oil and gas sales revenue increased $109,000 (42%) in 1999 over 1998. Oil sales revenue increased $223,000 (84%). A $23,000 decrease due to lower oil sales volume was more than offset by an increase of $246,000 resulting from an increase in oil prices. In addition, gas sales revenue increased $1,000 (2%) in 1999 over 1998. A decrease in gas volume sales accounting for a drop of $13,000 again was more than offset by a $14,000 benefit from higher gas prices.

VOLUMES AND PRICES. Total liquid sales decreased 8%, from 24,300 barrels in 1998 to 22,300 barrels in 1999 while there was a 101% jump in the average price per barrel from $10.94 in 1998 to $21.98 in 1999. Total gas sales decreased 27%, from 30,700 mcf in 1998 to 22,300 mcf in 1999, while the average price per mcf increased 40%, from $1.60 in 1998 to $2.24 in 1999. Along with normal production decline, liquid and gas sales volumes were down in 1999 from 1998 due to the loss of sales from non-operated, marginal properties that contributed to production in 1998, were subsequently sold, and thus did not contribute to sales volumes in 1999. As far as oil sales volume is concerned, again most of the loss in production from the sale of marginal properties was offset by an increase in 1999 sales volume from wells that were placed back on production in 1999 after having been shut-in during all or a portion of 1998.

EXPENSES. Oil and gas production expense increased $109,000 (42%) in 1999 from 1998. As mentioned above, as oil prices showed signs of stabilizing in the $20-$25 per barrel price range, management elected to take advantage of the increased cash flow to perform previously postponed workovers and repairs on certain Company-operated properties in an effort to maximize production. These additional expenditures in 1999 resulting from this increase in field activity more than offset a decrease in operating expenses resulting from the sale of non-operated, marginal properties.

Production taxes increased $19,000 (76%) as a direct result of the increase in oil and gas sales revenue. The drop in oil and gas sales volumes coupled with increases in both oil and gas production expense and production taxes caused the overall lifting cost per equivalent barrel to increase from $9.62 in 1998 to $15.86 in 1999.

Depreciation, depletion and amortization expense decreased $20,000 (20%) in 1999 from 1998. Again, the decline in oil and gas sales volume in 1999 relative to 1998 combined with an increase in estimated oil and gas reserves at year end March 31, 1999 over March 31, 1998 caused the depletion rate to drop from 6.6% in 1998 to 4.7% in 1999. Despite the drop in sales volume, the depletion rate per equivalent barrel decreased from $3.35 in 1998 to $3.07 in 1999.

Gross general and administrative expense decreased $13,000 (16%) in 1999 from 1998 and net general and administrative expense decreased $15,000 (47%). The decrease in gross G&A expense is again a reflection of management's continued efforts in the current fiscal year to reduce expenses in light of last year's decline in oil prices and the uncertainty of future oil price levels. This decrease in net general and administrative expense led to a significant drop in net general and administrative expense per equivalent barrel from $1.06 in 1998 to $0.64 in 1999.

OTHER INCOME/(EXPENSE). Other income/(expense) increased $2,000 (18%) from a net expense of $11,000 in 1998 to an $13,000 net expense in 1999. Interest expense decreased $2,000 (12%) due to a lower average outstanding balance due on the Company's bank debt in 1999 compared to 1998. This was more than offset by a $4,000 (67%) decrease in interest and other income.







                           (Intentionally left blank.)

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                   Nine Months Ended          Quarters Ended
                                                      December 31               December 31
                                                   1999         1998         1999         1998
                                                ----------   ----------   ----------  -----------
Sales volume
     Oil (barrels)                                  68,600       75,900       22,300       24,300
     Gas (mcf)                                      78,300      106,900       22,300       30,700

Revenue
     Oil                                        $1,283,000   $  934,000   $  489,000   $  266,000
     Gas                                           153,000      175,000       50,000       49,000
                                                ----------   ----------   ----------   ----------

                                                 1,436,000    1,109,000      539,000      315,000
Total production expense1                          968,000      799,000      411,000      283,000
                                                ----------   ----------   ----------   ----------

Gross profit                                    $  468,000   $  310,000   $  128,000   $   32,000
                                                ==========   ==========   ==========   ==========

Depletion expense                               $  198,000   $  307,000   $   81,000   $   99,000

Average sales price(2)
     Oil (per barrel)                           $    18.71   $    12.31   $    21.98   $    10.94
     Gas (per mcf)                              $     1.96   $     1.64   $     2.24   $     1.60
Average production expense(1),(2),(3)           $    11.86   $     8.53   $    15.86   $     9.62
Average gross profit(2),(3)                     $     5.73   $     3.31   $     4.90   $     1.07
Average depletion expense(2),(3)                $     2.42   $     3.28   $     3.07   $     3.35
Average general and administrative
  expense(2),(3)                                $     0.73   $     0.99   $     0.64   $     1.06

----------------------------

(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)





                                       16

PART II.
                                OTHER INFORMATION
                                -----------------

Item 1. Legal Proceedings
-------------------------

None.

Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the nine months ended December 31, 1999, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

None.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-------------------------
Ray Singleton, President and
Principal Accounting Officer


Date: February 14, 2000