Form 10KSB
period 2000-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2000-06-29
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the Fiscal Year Ended March 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                                            -----  -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $2,219,000

As of June 22, 2000, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,243,000. The proxy statement for the 2000 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 2000

                                Table of Contents

Part I:                                                                     Page
         Item 1.         Description of Business..........................     3

         Item 2.         Description of Property..........................     9

         Item 3.         Legal Proceedings................................    10

         Item 4.         Submission of Matters to a Vote of Security
                         Holders..........................................    10
Part II:
         Item 5.         Market for Common Equity and Related
                         Stockholder Matters..............................    11

         Item 6.         Management's Discussion and Analysis and
                         Plan of Operation................................    12

         Item 7.         Consolidated Financial Statements................    20

         Item 8.         Changes In and Disagreements With Accountants
                         On Accounting and Financial Disclosure...........    41

Part III:
         Item 9.         Directors, Executive Officers, Promoters and
                         Control Persons; Compliance With
                         Section 16(a) of the Exchange Act................    41

         Item 10.        Executive Compensation...........................    42

         Item 11.        Security Ownership of Certain Beneficial Owners
                         and Management...................................    42

         Item 12.        Certain Relationships and Related Transactions...    42

Part IV:
         Item 13.        Exhibits and Reports on Form 8-K.................    42

Part I

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

Company Developments
--------------------
The fiscal year ended March 31, 1999 (fiscal 1999) marked the final twelve months of a nearly two-year period that saw oil prices decline to levels not seen since the mid-1980s. The Company endured these difficult times by focusing on controlling lease operating and general and administrative costs. With respect to lease operations, this involved shutting in many of its operated wells that were unprofitable at the lower price levels. In addition, Basic postponed repairs and workovers on other properties, thereby shutting in production on properties that were otherwise profitable, when the payout of these repairs/workovers was unacceptably long or adversely impacted the Company's cash position or liquidity ratios. In turn, Basic concentrated on higher margin wells to maximize cash flow. This curtailment of field activities, combined with a reduction in personnel, salaries and related benefits and a move to a new office location to reduce office rent expense, allowed the Company to weather this turbulent period.

In general, low oil prices in fiscal 1999 adversely affected the Company's activities as Basic was unable to pursue its long-term plan of operation. And, despite higher oil prices at year end (relative to the previous year) and lower operational costs, the Company's independent auditors included a "going concern" explanatory paragraph in their Report of Independent Certified Public Accountants at March 31, 1999.

Thankfully, the year ended March 31, 2000 (fiscal 2000) brought some much anticipated and needed relief. Oil prices climbed steadily throughout the year bringing a markedly improved cash flow for the Company. As a result the Company's level of operational field activity increased dramatically during fiscal 2000. This included returning some shut-in wells to production and performing previously postponed repairs and workovers to re-establish previous production levels. The Company's return to profitability and the additional cash flow generated by the higher oil prices provided incentive for Basic's bank to amend the existing loan agreement and extend the term of the note from April 1, 2000 to December 31, 2001. In addition, and perhaps most importantly, the return of oil prices to the $20-$30 range has allowed the Company to re-focus on its long-term plan of operation.

Contemplated Activities
-----------------------

GENERAL. The Company's long-term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. As noted above, during fiscal 1999, Basic was forced to suspend this plan. However, during the first quarter of fiscal 2000, with some early signs of oil price recovery, the Company began to return selected wells to production while still maintaining tight control of its general and administrative expenses. As the year progressed and oil prices showed signs of stabilizing in the $25-$30 per barrel range, Basic continued returning wells to production. The improved cash flow also allowed the Company to expand its capital expenditure budget. Two successful recompletions, one on a Company-operated property and the other on a non-operated well, were performed during the second half of fiscal 2000. Also, the Company acquired eight additional wells; all of which it operates. Finally, Basic continued with its plans to divest and/or abandon marginal wells in an effort to generate additional cash from sales or the salvage of lease equipment.

The Company may alter or vary its plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

DEVELOPMENT. Basic holds a number of properties that management believes have the potential for increased cash flow and may have additional unproved reserves which could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. Management intends to pursue these potential opportunities as long as oil prices continue to stabilize at current levels and the exploitation costs can be funded with cash flow from operations.

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

The Company believes that substantially all domestic oil, which is produced, can be readily sold at prevailing market prices. The oil prices the Company receives are typically $2.25 to $3.00 lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 2000, Basic sold 65 percent of its oil and gas production to two purchasers: 43 percent to Murphy Oil USA, Inc. and 22 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic's gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end users.

Competition
-----------

The oil and gas industry is a highly competitive and speculative business. The Company encounters strong competition from major and independent oil companies in all phases of its operations, particularly in the acquisition of economically desirable producing properties and drilling prospects. Competition is intense with respect to the acquisition of large producing properties, or large packages of producing properties. These multiple well packages are particularly competitive if they include partially developed properties or properties with natural gas attributes. In this arena, Basic must compete with many companies having financial resources and technical staffs significantly larger than its own. However, management believes that the competition for smaller properties, especially distressed properties, is less intense. Because of the limited capital resources available to the Company, management has focused on these smaller and/or marginal properties in its acquisition efforts.

Regulations
-----------

GENERAL. The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, and taxes. The Company is further affected by changes in such laws and by constantly changing administrative regulations. To the best of its knowledge, the Company is in compliance with all such regulations and is not aware of any claims that could have a material impact upon the Company's financial condition, results of operations, or cash flows.

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

Although the Company is not fully insured against all environmental and other risks, it maintains insurance coverage that it believes is customary in the industry.

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

At fiscal 2000 year end, the Company had eight full-time employees: three at its main office in Denver and five field laborers at its subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to seven contract field workers the Company has on retainer, Basic hires up to five contract, technical/professional personnel in its main office on a project by project basis.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATIONS AND IMPACT. As of March 31, 2000, Basic owned a working interest in 55 oil wells and 6 gas wells. The Company currently operates 50 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 85 percent of Basic's total liquid hydrocarbon sales and approximately 65 percent of total gas sales in the year ended March 31, 2000. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                                      Gross Wells             Net Wells
                                      -----------             ---------
                                    Oil           Gas       Oil          Gas
                                    ---           ---       ---          ---
         Colorado                    --            4        --          2.40
         Louisiana                    1           --       0.01          --
         Montana                     15           --       8.76          --
         North Dakota                16           --       8.97          --
         Oklahoma                    --            1        --          0.31
         Texas                       22            1      19.84         0.23
         Wyoming                      1           --       0.35          --
                                    -----       -----     -----        -----
         Total                       55            6      37.93         2.94
                                    =====       =====     =====        =====

PRODUCTION. Specfic production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 2000, the discounted present value of Basic's estimated proved reserves was approximately $4,551,000 reflecting a 176% increase from the previous year's estimated reserves of $1,650,000. This increase was primarily the result of two factors. First, higher oil prices extended the economic life of the Company's oil properties. Second, the production realized in the year ended March 31 2000 provided additional data that allowed for a revised estimate of remaining reserves. The analysis of Basic's estimated oil and gas reserves can be found in Note 13 to the Consolidated Financial Statements.

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

                               Developed Acreage         Undeveloped Acreage
                               -----------------         -------------------

                               Gross       Net            Gross       Net
                               -----       ---            -----       ---
         Colorado                640        384            --          --
         Louisiana               525          4            --          --
         Montana               5,359      2,946           2,600       826
         North Dakota          5,452      3,083           1,391       425
         Oklahoma                 80         25                        --
         Texas                 3,086      2,311              80        65
         Wyoming                 634        242           1,000       481
                              ------      -----           -----     -----

         Total                15,776      8,995           5,071     1,797
                              ======      =====           =====     =====

FIELD SERVICE EQUIPMENT. At March 31, 2000, the Company's subsidiary, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, four pickup trucks and six ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. At March 31, 1999, the Company leased approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters. The lease term expired April 30, 1999. At that time the Company moved to a new office location in a Denver suburb. For a discussion of Basic's new lease arrangement, see Note 6 to the Consolidated Financial Statements.


                                     ITEM 3
                                LEGAL PROCEEDINGS

None.


                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fourth quarter ended March 31, 2000.

Part II

                                     ITEM 5
                            MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years. Prices are obtained from National Quotation Bureau, LLC.

                                                   High               Low
                                                   ----               ---
Year Ended March 31, 1999
-------------------------

First Quarter................................     $  .070           $ .030
Second Quarter...............................        .030             .025
Third Quarter................................        .025             .018
Fourth Quarter...............................        .021             .020

Year Ended March 31, 2000
-------------------------

First Quarter................................     $  .035           $ .021
Second Quarter...............................        .045             .035
Third Quarter................................        .045             .040
Fourth Quarter...............................        .335             .045


The closing bid price on June 22, 2000 was $0.11. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 2000, Basic had approximately 3,441 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Liquidity Outlook
-----------------

At year end March 31, 1999 the Company's financial statements were presented on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. A major concern at fiscal year end 1999 was a balloon payment due to the Company's bank on April 1, 2000. At that time oil prices were at the $14-$15 level and it was management's belief that Basic would not be able to generate sufficient cash flow from operations to have available on April 1 the necessary funds to pay the anticipated remaining balance. However, as oil prices made a strong recovery during the year ended March 31, 2000, Basic was able to show a dramatic increase in cash flow from operations in fiscal 2000 relative to fiscal 1999. In addition, the Company generated a sizeable profit in fiscal 2000 after two consecutive years of losses and narrowed a working capital deficit of $195,000 at fiscal year end 1999 to $32,000 at fiscal year end 2000. These improvements in Basic's financial condition prompted the Company's bank to amend the existing loan agreement and extend the term of the note from April 1, 2000 to December 31, 2001. As such, Basic is no longer subject to a going concern qualification at March 31, 2000.

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal 2001.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. At March 31, 1999, the Company had a Declining Balance, Revolving Line of Credit (DBRLOC) with Norwest Bank of Colorado, N.A. ("the Bank") (now known as Wells Fargo Bank West, N.A.). At that time, the DBRLOC had a borrowing base of $570,000. Under the terms of the agreement in effect at March 31, 1999, Basic was obligated to make monthly principal payments of $20,000 through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due was required to be paid in full.

On March 3, 2000, Basic executed an amended loan agreement with the Bank. Under the terms of the amended agreement, which was made effective February 16, 2000, the expiration of the loan was extended from April 1, 2000 until December 31, 2001. As before, the Company is scheduled to make monthly principal payments of $20,000 until maturity and any remaining balance at maturity would then be due and payable.

Effectively, Basic does not have any remaining borrowing capacity; however, the Bank has made additional funds available to the Company for acquisitions on a project-by-project basis. In August 1999 and March 2000, the Bank extended the borrowing base and loaned Basic an additional $50,000 and $41,000, respectively. These funds were used exclusively for the purchase of various working interests in seven oil properties located in and around the Company's current production in the Williston basin.

At March 31, 2000, the DBRLOC had a borrowing base of $461,000. Additional information concerning the Company's debt appears in Note 5 to the Consolidated Financial Statements.

HEDGING. Hedging techniques are traditionally used to limit exposure to price fluctuations. Given the financial leverage created by its bank debt and the magnitude of principal payments due in fiscal 1999 and 2000, management recognized that fluctuations in crude oil prices could have a negative impact on the Company's financial affairs. Accordingly, the Company entered futures and/or options contracts in order to hedge this exposure. Basic did not hedge any gas production during the past year. Information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

LIQUIDITY. The Company's current ratio improved from 0.67:1 at March 31, 1999 to 0.97:1 at March 31, 2000. A specific bank covenant requires the maintenance of a current ratio of at least 1:1, after adjustment for the removal of the current portion of long-term debt. At March 31, 2000, the Company was in compliance with all bank covenants and its current ratio was 1.28:1 as calculated per the provisions of the covenants.

Current assets increased $560,000 (148%) from $378,000 at March 31, 1999 to $938,000 at March 31, 2000. Oil and gas sales receivable increased $176,000 (136%) from $129,000 at March 31, 1999 to $305,000 at March 31, 2000. This
increase was primarily due to two factors. First, as a result of the drop in oil prices throughout most of fiscal 1999, Basic was forced to shut in a number of marginal wells that remained shut in at the end at March 31, 1999. The majority of these wells were placed back on production during fiscal 2000 and contributed to sales at the end of the year. The second factor was the significant increase in the price of oil at March 31, 2000 relative to the price at March 31, 1999.

Joint interest and other receivables increased $160,000 (127%) from $126,000 at fiscal year end 1999 to $286,000 at fiscal year end 2000. The primary reason for this increase was a significant jump in the level of field operations activity at or just prior to March 31, 2000 relative to March 31, 1999. This escalation in field operations came from two sources. First, the acquisition of eight properties during fiscal 2000, on all of which Basic took over operations. Outside working interests on six of the eight properties range from 55 percent to approximately 94 percent. The second source was the heightened level of workover activity at March 31, 2000 relative to March 31, 1999. In particular three significant workovers were performed in the fourth quarter ended March 31, 2000 on Company-operated properties that have outside working interests ranging from approximately 26 percent to approximately 94 percent. See also Note 3 to the Consolidated Financial Statements for a discussion of Other Current Assets.

Current liabilities increased $397,000 (69%) from $573,000 at March 31, 1999 to $970,000 at March 31, 2000. Accounts payable increased $292,000 (152%) from $192,000 at March 31, 1999 to $484,000 at March 31, 2000. And accrued liabilities increased $105,000 (74%) from $141,000 at March 31, 1999 to $246,000 at March 31, 2000. Both of these increases were once again a result of the increase in field activities at fiscal year end 2000 relative to fiscal year end of fiscal 1999. This increase in activity was again a function of the additional number of wells that were on production at fiscal year end 2000 compared to fiscal year end 1999.

Cash flows from operating activities increased 337% from $140,000 in fiscal 1999 to $612,000 in fiscal 2000. This increase in cash flows from operating activities is a direct result of the upward trend in oil prices that began towards the end of fiscal 1999 and continued throughout fiscal 2000.

Net cash used in investing activities increased 176% from $100,000 in fiscal 1999 to $276,000 in fiscal 2000. In 1999, with tight cash flow constraints due to low oil prices, only one recompletion was attempted. That one was unsuccessful. However, in fiscal 2000, the surge in oil prices provided Basic the additional cash flow necessary to increase its capital expenditure activity $167,000 (78%), from $213,000 in fiscal 1999 to $380,000 in fiscal 2000. Capital expenditures in fiscal 2000 included $110,000 for acquisitions and $160,000 for recompletion and lease equipment improvements. The Company attempted two recompletions in fiscal 2000, both of which were successful. Basic also spent $81,000 in fiscal 2000 to plug and abandon various properties. Pursuant to full cost pool accounting guidelines, this amount is included in capital expenditures for oil and gas properties on the Consolidated Statement of Cash Flows and in the full cost pool on the Consolidated Balance Sheets.

With respect to its financing activities, the Company had a net reduction of its outstanding bank debt of $109,000 in fiscal 2000 compared to a net reduction of $54,000 in 1999.

OTHER. The Company recorded a valuation allowance of $1,974,000 at March 31, 2000 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects management's belief that the benefits from the deferred tax assets will more than likely not be realized.

IMPACT OF INFLATION. Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and debt repayment requirements, the Company requires capital to fund the development and enhancement of recently acquired properties and capital to fund the acquisition of additional properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, the existing bank debt is effectively at its borrowing base ceiling, although the Company's bank has recently been willing to lend Basic additional funds for certain acquisitions evaluated on a case-by-case basis. As such, the Company has only a very limited available debt capacity. Therefore, should management identify attractive acquisition opportunities, there can be no assurance that the necessary funds will be available. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally-generated cash flow from operations.

OTHER COMMITMENTS. As of June 13, 2000, the Company has no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office lease.

Results of Operations
---------------------

Fiscal 2000 Compared with Fiscal 1999

OVERVIEW. Operations in the year ended March 31, 2000 (2000) resulted in net income of $353,000 compared to a net loss of $54,000 in the year ended March 31, 1999 (1999).

REVENUES. Oil and gas sales revenue increased $760,000 (53%) in 2000 over 1999. Oil sales revenue alone increased $776,000 (64%). The effect of higher oil prices accounted for an increase of $802,000; however lower oil sales volume reduced this amount by $26,000. Gas sales revenue alone decreased $16,000 (7%) in 2000 from 1999. Higher gas prices resulted in an increase of $41,000; however, this was more than offset by a $57,000 decrease resulting from lower gas sales volume.

VOLUMES AND PRICES. Total liquid sales decreased 2%, from 101,000 barrels in 1999 to 98,000 barrels in 2000, while the average price per barrel increased 68% from $11.96 in 1999 to $20.11 in 2000. Total gas sales decreased 26%, from 137,000 Mcf in 1999 to 102,000 Mcf in 2000, while the average price per Mcf increased 25%, from $1.61 in 1999 to $2.02 in 2000. Along with normal production decline, liquid and gas sales volumes were down in 2000 from 1999 due to the loss of sales from non-operated, marginal properties that contributed to production in 1999, were subsequently sold, and thus did not contribute to sales volumes in 2000. The sale of non-operated, marginal properties is in line with the Company's previously stated strategy to divest and/or abandon marginal wells in an effort to generate additional cash from sale proceeds and improve overall profitability.

EXPENSES. Oil and gas production expense increased $395,000 (42%) in 2000 over 1999 primarily as a result of an increase in field activities fueled by the oil price recovery in 2000. During 1999, wells with very high lifting costs were shut in when oil prices declined below the cost to produce those wells. In addition, the Company deferred workovers and repairs when the payout of these expenses was unacceptably long or adversely impacted the Company's cash position or liquidity ratios. As oil prices began to recover at the end of 1999 and continued throughout 2000, Basic was able to return a number of wells to production and perform the workovers and repairs necessary to establish peak production on other wells. The additional expenditures in 2000 resulting from this increase in field activity more than offset a decrease in operating expenses resulting from the sale of non-operated, marginal properties.

Production taxes increased $61,000 (62%) primarily as a result of two factors. First, because production taxes are a function of sales, the increase in oil and gas sales revenue directly resulted in a rise in production taxes. Second, Basic received the benefit of some severance tax refunds from two states in 1999.

As a result of the increases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel increased 54%, from $8.43 in 1999 to $12.97 in 2000.

Depreciation, depletion and amortization expense decreased $73,000 (27%) in 2000 from 1999. This decrease was primarily due to two factors. First, the decline in equivalent barrel production in 2000 relative to 1999; and second, the increase in the estimated oil and gas reserves at March 31, 2000 (see Note 13 to the Consolidated Financial Statements). As a result, the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) dropped from 18.1% in 1999 to 13.2% in 2000. Likewise, the depletion expense per equivalent barrel declined 21% from $2.13 in 1999 to $1.69 in 2000.

Gross general and administrative (G&A) expense decreased $21,000 (7%) while net G&A expense decreased $19,000 (17%) in 2000 from 1999. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense is a reflection of management's continued efforts in 2000 to reduce expenses in light of the volatility of oil prices the past couple of years and the uncertainty of future oil prices. The decrease in G&A expense was achieved primarily through a reduction in office lease expense (see Note 6 to the Consolidated Financial Statements), personnel, salaries and related benefits. The percentage of gross general and administrative expense that the Company was able to charge out to operated wells was 67% in 2000 compared to 57% in 1999. This increase in 2000 is a reflection of the previously shut-in wells that Basic was able to put back on production and the acquisition of new wells. Net general and administrative expense per equivalent barrel decreased 11% from $0.91 in 1999 to $0.81 in 2000.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $10,000 (18%) from a net expense of $56,000 in 1999 to a $46,000 net expense in 2000. This decrease was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt.






                           (Intentionally left blank)

Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                                          2000              1999             1998
                                                                          ----              ----             ----
         Production:
                  Oil (barrels)...............................            98,000          101,000           125,000
                  Gas (Mcf)...................................           102,000          137,000           166,000
         Revenue: (in thousands)
                  Oil      ...................................         $   1,980        $   1,204         $   2,113
                  Gas      ...................................               205              221               309
                                                                       ---------        ---------         ---------

                  Total    ...................................             2,185            1,425             2,422
         Less: Total production expense (in thousands)1.......             1,497            1,041             1,891
                                                                       ---------        ---------         ---------

         Gross profit (in thousands)..........................         $     688        $     384         $     531
                                                                       =========        =========         =========
         Write-down of oil and gas properties
                  (in thousands)..............................         $   --           $    --           $     870
         Depletion expense (in thousands).....................         $     195        $     263         $     534
         General and administrative expense
                  (in thousands)..............................         $      94        $     113         $     177

         Average sales price2
                  Oil (per barrel)............................         $   20.11        $   11.96         $   16.91
                  Gas (per Mcf)...............................              2.02             1.61              1.86
         Average production expense1,2,3......................             12.97             8.43             12.40
         Average gross profit2,3..............................              5.96             3.11              3.47
         Average depletion expense2,3.........................              1.69             2.13              3.50
         Average general & administrative expense2,3..........              0.81             0.91              1.16

         --------------------------

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

The Company did not experience any Year 2000 difficulties that were not immediately resolved. The software provider has assured the Company that its software is now fully Year 2000 compliant. Any necessary Year 2000 modifications to Basic's software accounting system were included in the ongoing software support contract and the Company did not expend any additional funds to resolve Year 2000 issues.

With respect to the Company's operational activity, Basic did not experience any delays, shortage of supplies or equipment, curtailments, or any other Year 2000 problems with respect to any of its vendors or purchasers.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. During the past year the FASB adopted SFAS No. 137 that extended the effective date of SFAS No. 133 from fiscal periods beginning after June 15, 1999 to fiscal periods beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will have no material impact on the Company's financial statements.















                           (Intentionally left blank)

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 2000 and 1999

                                                                            Page
                                                                            ----

Independent Auditor's Report - Hein + Associates LLP....................      20

Report of Independent Certified Public Accountants - BDO Seidman,  LLP..      21

Consolidated Balance Sheets............................................. 22 - 23

Consolidated Statements of Operations...................................      24

Consolidated Statements of Shareholders' Equity.........................      25

Consolidated Statements of Cash Flows...................................      26

Notes to Consolidated Financial Statements.............................. 27 - 41

                                     ITEM 7
                              FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Basic Earth Science Systems, Inc.
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of Basic Earth Science Systems, Inc. and subsidiary as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
June 13, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the March 31, 1999 consolidated financial statements, the Company has incurred a net loss for the year ended March 31, 1999, is in a negative working capital position, and has its debt facility maturing in April 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the March 31, 1999 consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                BDO SEIDMAN, LLP

Denver, Colorado
June 30, 1999




                                 Basic Earth Science Systems, Inc.

                                     Consolidated Balance Sheets

                                                                                  At March 31,
Assets
------
                                                                         2000                     1999
                                                                     ------------             ------------
Current assets:
         Cash and cash equivalents                                   $    265,000             $     38,000
         Accounts receivable:
                Oil and gas sales                                         305,000                  129,000
                Joint interest and other receivables                      286,000                  126,000
                Allowance for doubtful accounts                           (50,000)                 (54,000)
         Other current assets                                             132,000                  139,000
                                                                     ------------             ------------

                Total current assets                                      938,000                  378,000
                                                                     ------------             ------------


Property and equipment:
         Oil and gas properties (full cost method)                     32,914,000               32,619,000
         Furniture, fixtures and equipment                                303,000                  424,000
                                                                     ------------             ------------

                                                                       33,217,000               33,043,000
Accumulated depreciation                                                 (262,000)                (369,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $14,961,000)                           (31,674,000)             (31,479,000)
                                                                     ------------             ------------

Net property and equipment                                              1,281,000                1,195,000
Other non-current assets                                                  163,000                  168,000
                                                                     ------------             ------------

                Total non-current assets                                1,444,000                1,363,000
                                                                     ------------             ------------

Total assets                                                         $  2,382,000             $  1,741,000
                                                                     ============             ============


                                     See accompanying notes to consolidated
                                               financial statements.





                                         Basic Earth Science Systems, Inc.

                                           Consolidated Balance Sheets


                                                                                    At March 31,
Liabilities and Shareholders' Equity
------------------------------------
                                                                         2000                       1999
                                                                     ------------               ------------
Current liabilities:
         Accounts payable                                            $    484,000               $    192,000
         Accrued liabilities                                              246,000                    141,000
         Current portion of long-term debt                                240,000                    240,000
                                                                     ------------               ------------

                Total current liabilities                                 970,000                    573,000
                                                                     ------------               ------------

Long-term debt                                                            221,000                    330,000
                                                                     ------------               ------------

Commitments (Note 6)

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                                            --                         --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 16,879,752 shares at
                    March 31, 2000 and 1999                                17,000                     17,000
         Additional paid-in capital                                    22,692,000                 22,692,000
         Treasury stock (349,265 shares at March
              31, 2000 and 1999); at cost                                 (23,000)                   (23,000)
         Accumulated deficit                                          (21,495,000)               (21,848,000)
                                                                     ------------               ------------

Total shareholders' equity                                              1,191,000                    838,000
                                                                     ------------               ------------

Total liabilities and shareholders' equity                           $  2,382,000               $  1,741,000
                                                                     ============               ============



                                     See accompanying notes to consolidated
                                             financial statements.


                               Basic Earth Science Systems, Inc.

                            Consolidated Statements of Operations


                                                                            Years Ended March 31,

                                                                       2000                       1999
                                                                   ------------               ------------
Revenues:
      Oil and gas sales                                            $  2,185,000               $  1,425,000
      Well service revenue                                               34,000                     24,000
                                                                   ------------               ------------

      Total revenues                                                  2,219,000                  1,449,000
                                                                   ------------               ------------

Expenses:
      Oil and gas production                                          1,337,000                    942,000
      Production tax                                                    160,000                     99,000
      Well servicing expenses                                            30,000                     21,000
      Depreciation, depletion and amortization                          199,000                    272,000
      General and administrative                                         94,000                    113,000
                                                                   ------------               ------------

      Total expenses                                                  1,820,000                  1,447,000
                                                                   ------------               ------------

Income from operations                                                  399,000                      2,000
                                                                   ------------               ------------

Other Income (Expense):
      Interest and other income                                           8,000                     16,000
      Interest expense                                                  (54,000)                   (72,000)
                                                                   ------------               ------------

      Total other expense                                               (46,000)                   (56,000)
                                                                   ------------               ------------

Income (loss) before income taxes                                       353,000                    (54,000)
Income taxes                                                               --                         --
                                                                   ------------               ------------

Net income (loss)                                                  $    353,000               $    (54,000)
                                                                   ============               ============

Basic weighted average common shares outstanding                     16,530,487                 16,530,487
                                                                   ============               ============

Basic and diluted income (loss) per share                          $      0.021               $     (0.003)
                                                                   ============               ============



                                See accompanying notes to consolidated financial statements.





                                                Basic Earth Science Systems, Inc.

                                         Consolidated Statements of Shareholders' Equity

                                               Years Ended March 31, 2000 and 1999



                                    Common stock               Additional            Treasury stock
                           -------------------------------      paid-in      -----------------------------        Accumulated
                              Shares           Par value        capital          Shares         Amount             deficit
                           -------------    --------------  ---------------  -------------   -------------   -----------------

Balance, April 1, 1998        16,879,752    $       17,000  $    22,692,000       (349,265)  $     (23,000)  $     (21,794,000)

Net loss                          --                --              --               --             --                 (54,000)
                           -------------    --------------  ---------------  -------------   -------------   -----------------

Balance, March 31, 1999       16,879,752            17,000       22,692,000       (349,265)        (23,000)        (21,848,000)

Net income                        --                --              --               --             --                 353,000
                           -------------    --------------  ---------------  -------------   -------------   -----------------

Balance, March 31, 2000       16,879,752    $       17,000  $    22,692,000       (349,265)  $     (23,000)  $     (21,495,000)
                           =============    ==============  ===============  =============   =============   =================



                             See accompanying notes to consolidated financial statements.





                                      Basic Earth Science Systems, Inc.

                                    Consolidated Statements of Cash Flows


                                                                                  Years Ended March 31,

                                                                               2000                  1999
                                                                            ---------             ---------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income (loss)                                                     $ 353,000             $ (54,000)
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation, depletion and amortization                             199,000               272,000
         Change in:
             Accounts receivable                                             (340,000)                2,000
             Other assets                                                      (7,000)               37,000
             Accounts payable and accrued liabilities                         397,000              (133,000)
             Other                                                             10,000                16,000
                                                                            ---------             ---------

         Net cash provided by operating activities                            612,000               140,000
                                                                            ---------             ---------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas properties                                              (380,000)             (213,000)
         Support equipment                                                       --                  (5,000)
      Proceeds from sale of lease and well equipment inventory                  4,000                22,000
      Proceeds from sale of oil and gas properties and equipment              100,000                96,000
                                                                            ---------             ---------

         Net cash used in investing activities                               (276,000)             (100,000)
                                                                            ---------             ---------

Cash flows from financing activities:
      Principal payments on long-term debt                                   (200,000)             (121,000)
      Proceeds from borrowing                                                  91,000                67,000
                                                                            ---------             ---------

          Net cash used in financing activities                              (109,000)              (54,000)
                                                                            ---------             ---------

Cash and cash equivalents:
      Increase (decrease) in cash and cash equivalents                        227,000               (14,000)
      Balance, beginning of year                                               38,000                52,000
                                                                            ---------             ---------

      Balance, end of year                                                  $ 265,000             $  38,000
                                                                            =========             =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                $  54,000             $  66,000



                       See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies
   ------------------------------------------

ORGANIZATION AND NATURE OF OPERATIONS. Basic Earth Science Systems, Inc. (Basic or the Company), was originally organized in July 1969 and became a public company in 1980. The Company is principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. The Company's primary areas of operation are the Williston basin in North Dakota and Montana, south Texas and the Denver-Julesburg basin in Colorado.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiary, Basic Petroleum Services, Inc. All significant intercompany accounts and transactions have been eliminated.

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2000 or 1999.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2000 and 1999, Basic reduced the carrying value of its oil and gas properties $100,000 and $96,000, respectively, as a result of the sale of its interest in certain oil and gas properties.

The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $1.69 and $2.13 for the years ended March 31, 2000 and 1999, respectively.

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

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income (loss) by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the year ended March 31, 2000:

                                                                Income             Shares           Per Share
                                                              (Numerator)       (Denominator)        Amount
                                                            ---------------  ------------------  -------------
     Basic earnings per share:
       Income available to common shareholders              $       353,000          16,530,487  $       0.021
                                                                                                 =============
       Effect of dilutive options                                     --                346,036
                                                            ---------------  ------------------

     Diluted earnings per share:
       Income available to common shareholders
         plus assumed conversions                           $       353,000          16,876,523  $       0.021
                                                            ===============  ==================  =============

Options to purchase 490,000 shares of common stock were outstanding at March 31, 2000. All of these options had a dilutive effect on the fiscal 2000 earnings per share. For purposes of calculating diluted earnings per share, those options resulted in 346,036 incremental shares for fiscal 2000. See Note 7 below for further discussion of these options.

In loss periods, dilutive common equivalent shares are excluded as the effect is anti-dilutive. Thus the Company excluded options to purchase 440,000 shares of common stock in the computation of diluted earnings per share for the year ended March 31, 1999 because their effect was anti-dilutive.

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

COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 did not impact the Company's financial statements for 2000 or 1999.

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

At March 31, 2000, Basic had two open option contracts to hedge future deliveries with a June 2000 maturity date for both contracts. The Company's cost basis of approximately $1,000 is included in Other Current Assets. Basic had unrealized losses of approximately $4,000 on these contracts at March 31, 2000. At March 31, 1999, the Company had no open option contracts.

The Company is not exposed to credit risk in the event of nonperformance by a counterparty in that such risk is borne by NYMEX. Since each seller of a put or call option is required to furnish an initial cash margin and is subject to margin calls, nonperformance by NYMEX is considered unlikely.

In addition to the option contracts, on August 31, 1999, Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used is a "Zero-Cost Collar" whereby Basic is protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but will forfeit any additional revenue should oil prices exceed the NYMEX cap price of $22.12. There is no effect should oil prices remain between the floor and cap prices. For the year ended March 31, 2000, Basic had forfeited approximately $57,000 under this hedging agreement.

Cash flows from hedging activities are consolidated into oil and gas revenues on the Statements of Operations and, as a result, are included in operating activities in the Statements of Cash Flows. The Company realized losses of approximately $73,000 during the year ended March 31, 2000 and gains of approximately $69,000 on its hedging activities during the year ended March 31, 1999.

The Company recognizes the benefits of stabilizing volatile oil prices via hedging instruments. Furthermore, the Company's bank also encourages this activity and tends to demonstrate more favorable lending practices under these circumstances. However, at the present time, following the expiration of the "Zero Cost Collar" in August 2000 described above, the Company will have no further hedging instruments in place. This event should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. The Company intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

However, continuation of hedging activities, at this level of coverage or at higher or lower levels of coverage, may vary or change, due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" that requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. During the past year the FASB adopted SFAS No. 137 that extended the effective date of SFAS No. 133 from fiscal periods beginning after June 15, 1999 to fiscal periods beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will have no material impact on the Company's financial statements.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net loss.

2. Nature of the Oil and Gas Industry
   ----------------------------------

The profitability of the Company's oil and gas operations is highly dependent on prevailing prices for oil and gas, which is beyond Basic's control. While current prices are at relatively high levels and the Company has generated net income and positive cash flow from operations in fiscal 2000, prices have been historically volatile and Basic has incurred significant losses in the past. If prices decline substantially in the future, it may be difficult for the Company to maintain profitable operations and cash flow.


3. Other Current Assets
   --------------------

Other current assets at March 31, 2000 and 1999 consisted of the following:

                                                      2000           1999
                                                   ----------     -----------

         Lease and well equipment inventory        $  117,000     $   135,000
         Note receivable                                8,000            --
         Other current assets                           7,000           4,000
                                                   ----------      -----------

         Total other current assets                $  132,000     $    139,000
                                                   ==========     ============

The lease and well equipment inventory represents well site production equipment owned by the Company that has been transferred from wells that the Company operates. This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well. In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale. This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. This equipment is intended for re-sale to third parties at current fair market prices. Sale of this equipment is expected to occur in less than one year. This policy does not preclude the Company from further transferring serviceable equipment to other wells that Basic operates on an as-needed basis.


4. Other Non-Current Assets
   -------------------------

Other non-current assets at March 31, 2000 and 1999 consisted of the following:

                                                     2000        1999
                                                  --------     ---------

         Lease and well equipment inventory       $ 94,000     $  86,000
         Plugging bonds                             69,000        69,000
         Note receivable                              --          13,000
                                                  --------     ---------

         Total other non-current assets           $163,000     $ 168,000
                                                  =========    =========

The lease and well equipment inventory represents well site production equipment owned by the Company that has either been purchased or has been transferred from wells that the Company operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices. The inventory is carried at the lower of the original carrying value or fair market value. This equipment is intended for use on leases that Basic operates rather than held for re-sale.

Plugging bonds represents Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.

See Note 10 below for discussion of the note receivable.


5. Long-Term Debt
   --------------

  Outstanding debt of the Company as of March 31, 2000 and 1999 is as follows:

                                                      2000            1999
                                                   ----------      ----------
         Bank note under loan
              agreement (see below)                $  461,000      $  570,000

         Less current portion                         240,000         240,000
                                                   ----------      ----------

         Total long-term debt                      $  221,000      $  330,000
                                                   ==========      ==========

BANK DEBT. At March 31, 1999, the Company had a Declining Balance, Revolving Line of Credit (DBRLOC) with Norwest Bank of Colorado, N.A. ("the Bank") (now known as Wells Fargo Bank West, N.A.). At that time, the DBRLOC had a borrowing base of $570,000. Under the terms of the agreement in effect at March 31, 1999, Basic was obligated to make monthly principal payments of $20,000 through March 31, 2000. On the maturity date of April 1, 2000 any remaining balance due was required to be paid in full.

In June 1999 the loan agreement was amended to allow for monthly principal payments of $10,000 from June 1999 through September 1999. Beginning in October 1999, the monthly principal payments reverted back to $20,000 through March 31, 2000.

Effectively, Basic does not have any remaining borrowing capacity; however, the Bank has made additional funds available to the Company for acquisitions on a project-by-project basis. In August 1999 and March 2000, the Bank extended the borrowing base and loaned Basic an additional $50,000 and $41,000, respectively. These funds were to be used exclusively for the purchase of various working interests in seven oil properties located in and around the Company's current production in the Williston basin.

On March 3, 2000, Basic executed an amended loan agreement with the Bank. Under the terms of the amended agreement, which was made effective February 16, 2000, the expiration of the loan was extended from April 1, 2000 until December 31, 2001. As before, the Company is scheduled to make monthly principal payments of $20,000 until maturity and any remaining balance at maturity would then be due and payable.

Under the DBRLOC loan agreement, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. As of March 31, 2000, Basic is required to maintain a net worth of at least $750,000.

Another specific bank covenant requires the maintenance of a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. The Company was in compliance with both covenants at March 31, 2000 and 1999.

The DBRLOC is collateralized by mortgages on substantially all of the Company's producing oil and gas properties. At March 31, 2000 and 1999, Basic's effective annual interest rate was 10.75% and 9.75%, respectively.

Below is a schedule of the Company's required debt payments as of March 31, 2000:

                       Fiscal year                 Amount
                       -----------                 ------

                          2001                 $     240,000
                          2002                       221,000
                                               -------------

                                               $     461,000
                                               =============


6. Commitments
   -----------

During the year ended March 31, 1999, the Company leased its prior office space for approximately $3,450 per month through the end of the lease term at April 30, 1999. Rent expense was approximately $41,000 for that year. Due to the magnitude of a proposed rent increase (approximately 37%) and a required three-year lease commitment, the Company, in April 1999, moved its office to a new location. The new office space is in a building owned by Ray Singleton, president of Basic (see Note 10 below). Under the terms of the new lease agreement, the Company had a one-year lease term through March 31, 2000 with monthly payments of $1,200. Rent expense for the year ended March 31, 2000 was approximately $14,000. In April 2000, Basic signed a six-month lease extension at a rate of $2,000 per month. The lease agreement is favorable in comparison to other arrangements and options available to the Company in terms of available office space, lease term and lease rates.


7. Shareholders' Equity
   --------------------

STOCK OPTION PLAN .In both the years ended March 31, 2000 and 1999, the Company granted options to purchase an aggregate of 50,000 shares of its common stock to outside directors for services rendered. At March 31, 2000 and 1999, all options were still outstanding. Option holders may exercise their options at prices ranging from $0.0325 to $0.115 (which approximated the fair market value at the date of grant) per share over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                                             2000                             1999
                                                 ----------------------------     ----------------------------
                                                                   Weighted                         Weighted
                                                                    Average                          Average
                                                                   Exercise                         Exercise
                                                    Shares           Price           Shares           Price
                                                 -------------  -------------     -------------  -------------

Outstanding, beginning of year                         440,000  $      0.0774           440,000  $      0.0811

           Granted                                      50,000         0.0420            50,000         0.0325
       Cancelled                                         --             --              (50,000)        0.0650
  Exercised                                              --             --               --              --
                                                 -------------  -------------     -------------  -------------

Outstanding, end of year                               490,000  $      0.0738           440,000  $      0.0774
                                                 =============  =============     =============  =============

     Options exercisable, end of year                  490,000  $      0.0738           440,000  $      0.0774
                                                 =============  =============     =============  =============

     Weighted average fair value of
       options granted during the year                       $0.0420                        $0.0325
                                                             =======                        =======

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2000: dividend yield at 0 percent; expected volatility of approximately 127 percent; risk-free interest rate of 5.13 percent; and expected lives of ten years for the options. The assumptions used for grants in the year ended March 31, 1999: dividend yield of 0 percent for all years; expected volatility of approximately 82 percent; risk-free rate of 5.11 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:


                                                     Years Ended March 31,

                                                    2000              1999
                                                ------------      -------------
         Net income (loss):
              As reported                       $    353,000      $     (54,000)
              Pro forma                         $    351,000      $     (54,000)
         Net income (loss) per share
          (basic and diluted):
              As reported                       $       0.021     $      (0.003)
              Pro forma                         $       0.021     $      (0.003)




The following table provides a summary of the stock options outstanding at March
31, 2000:

                             Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                            Average           Weighted                                 Weighted
    Range of            Number             Remaining           Average              Number              Average
    Exercise          Outstanding         Contractual         Exercise            Exercisable          Exercise
     Prices           at 3/31/00             Life               Price             at 3/31/00             Price
----------------   ----------------    ---------------     ---------------      ---------------     ---------------

$         0.0325             50,000       8.33   years     $        0.0325               50,000    $         0.0325
          0.0420             50,000       9.33                      0.0420               50,000              0.0420
          0.0650            150,000       6.33                      0.0650              150,000              0.0650
          0.0781            100,000       5.33                      0.0781              100,000              0.0781
          0.0900             50,000       7.33                      0.0900               50,000              0.0900
          0.1150             90,000       7.67                      0.1150               90,000              0.1150
----------------   ----------------    ---------------     ---------------      ---------------    ----------------

$    .0325-0.115            490,000       6.98   years     $        0.0738              490,000    $         0.0738
================   ================    ===============     ===============      ===============    ================


8. Major Customers
   ---------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 2000 and 1999 are as follows:

                                                      2000         1999
                                                      ----         ----

       Murphy Oil USA, Inc.                            43%          28%
       Norco Crude Gathering, Inc.                     22%          21%
       Cenex Harvest States                             --          11%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.


9. Income Tax
   ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no taxable income during the years ended March 31, 2000 and 1999.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2000 and 1999 is as follows:

                                                                          2000                  1999
                                                                     ---------------      ----------------

         Federal income tax provision at statutory rates             $       120,000      $        (18,000)
         State income tax                                                     12,000                (2,000)
         Expired net operating loss carryforward                             875,000               778,000
         Change in valuation allowance                                    (1,050,000)             (782,000)
         Expired investment tax credit carryforward                           53,000                24,000
         Other                                                               (10,000)              --
                                                                     ---------------      ----------------

         Income tax expense (benefit)                                $       --           $        --
                                                                     ===============      ================

The Company recorded a valuation allowance of $1,974,000 and $3,024,000 at March 31, 2000 and 1999, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

                                               For the Years Ended March 31,

                                                 2000               1999
                                              ------------      -------------

     Net operating loss carryforward          $    865,000      $   1,915,000
     Statutory depletion carryforward            1,419,000          1,389,000
     Other                                           3,000             56,000
                                              ------------      -------------

     Total gross deferred tax assets             2,287,000          3,360,000
     Valuation allowance                        (1,974,000)        (3,024,000)
                                              ------------      -------------

     Net deferred tax asset                        313,000            336,000
     Deferred tax liability - depreciation,
           depletion and amortization             (313,000)          (336,000)
                                              ------------      -------------

     Net deferred taxes                       $    --           $     --
                                              ============      =============

As of March 31, 2000, the Company has a net operating loss carryforward for tax purposes of approximately $2,320,000 which expires as follows:

                  3/31/01                               1,315,000
                  3/31/02                                 447,000
                  3/31/03 and beyond                      558,000
                                                  ---------------

                                                  $     2,320,000
                                                  ===============

10. Related Party Transactions
    --------------------------

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company's policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the year ended March 31, 2000, the Company purchased from third parties five wells in Sheridan County, Montana in which Ray Singleton, president of Basic, also participated. The Company acquired working interests ranging from approximately 20% to 45% while Mr. Singleton's interests range from approximately 2% to 10%. Basic's total cost of these acquisitions was approximately $7,000 while Mr. Singleton's proportionate cost was $1,000. During the year ended March 31, 1999 the Company purchased from a third party an approximate 56% working interest in a well in McKenzie County, North Dakota for approximately $5,000. As a part of the purchase, Mr. Singleton bought a 20% working interest for a proportionate cost of approximately $2,000. At March 31, 2000, with respect to his working interest in the aforementioned wells, the Company has a $10,000 receivable from Mr. Singleton for his share of operating expenses on these wells and a $4,000 payable to him for his share of net revenue from the properties.

As mentioned in Note 6 above, the Company is currently leasing its office space from Mr. Singleton. Total lease payments made to Mr. Singleton during the year ended March 31, 2000 were approximately $14,000.

Included in Other Current Assets is the $8,000 balance due on a note receivable from Mr. Singleton. This note receivable was included in Other Non-Current Assets at March 31, 1999. Interest accrues quarterly at the same rate charged by the Company's bank as discussed in Note 5 above. The entire outstanding principal balance is due and payable on October 6, 2000.

In addition, since September 1998, an officer and director of the Company has been providing consulting services at a per diem rate comparable to prevailing market rates. The total amounts paid or accrued during the years ended March 31, 2000 and 1999 were $44,000 and $26,000, respectively.


11. 401(k) Plan
    -----------

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. The Company matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are vested when made. In both the years ended March 31, 2000 and 1999, Basic contributed approximately $6,000 to the Plan.

12. Fourth Quarter Adjustment
    -------------------------

The Company recorded adjustments of $2,000 and $45,000 in the fourth quarters ended March 31, 2000 and 1999, respectively, to reduce the depletion expense that had been recorded in the prior three quarters in both fiscal years. The adjustments were made due to a revisions in the estimated oil and gas reserves at March 31, 2000 and 1999. See Note 13 to follow.


13. Unaudited Oil and Gas Reserve Information
    -----------------------------------------

The oil and gas reserve estimates presented herein, for both the years ended March 31, 2000 and 1999, were derived from reports prepared by the independent petroleum engineering firm, Heinle & Associates, Inc. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below comprise 75% of the Company's oil production and 91% of its gas production in the year ended March 31, 2000. Other properties contributed only marginal amounts to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the years ended March 31, 2000 and 1999 there were acquisitions and sales of certain properties that were not included in the following reserve analyses.

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



                                 Proved Developed and Undeveloped Reserves
                                 -----------------------------------------

                                                                      Oil and
                                                                    natural gas       Natural
                                                                      liquids               gas
                                                                      (bbls)               (mcf)
                                                                  --------------      -------------
              Proved developed and undeveloped
                  reserves at March 31, 1998                             317,000            772,000

              Revisions of previous estimates                            213,000            137,000
              Production                                                (101,000)          (137,000)
                                                                  --------------     --------------
              Proved developed and undeveloped
                  reserves at March 31, 1999                             429,000            772,000

              Revisions of previous estimates                            233,000             44,000
              Extensions and discoveries                                  14,000              --
              Improved recovery                                           56,000              --
              Purchase of reserves                                         6,000              3,000
              Production                                                 (98,000)          (102,000)
                                                                  --------------      -------------

              Proved developed and undeveloped
                  reserves at March 31, 2000                             640,000            717,000
                                                                  ==============      =============

                                       Proved Developed Reserves
                                       -------------------------

                                                                      Oil and
                                                                    natural gas       Natural
                                                                      liquids               gas
                                                                      (bbls)               (mcf)
                                                                  --------------      -------------

                  March 31, 1999                                         425,000            734,000
                  March 31, 2000                                         636,000            680,000

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                              Costs Incurred
                                              --------------

                                                                         Years Ended March 31

                                                                       2000                1999
                                                                  --------------      -------------

         Development costs                                        $      196,000      $     143,000
         Exploration costs                                                87,000             51,000
         Acquisitions:
              Proved                                                      91,000              2,000
              Unproved                                                    37,000             17,000
                                                                  --------------      -------------

         Total                                                    $      411,000      $     213,000
                                                                  ==============      =============


The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 2000 and 1999. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                         At March 31,

                                                    2000              1999
                                                 -----------      ------------

  Future cash inflows                            $17,429,000      $  7,268,000
  Future cash outflows:
       Production cost                            (9,178,000)       (4,750,000)
       Development cost                              (45,000)          (45,000)
                                                 -----------      ------------

  Future net cash flows before
       income taxes                                8,206,000         2,473,000
  Future income taxes                               (862,000)          --
                                                 -----------      ------------

  Future net cash flows                            7,344,000         2,473,000
  Adjustment to discount future
       annual net cash flows at 10%               (2,793,000)         (823,000)
                                                 -----------      ------------
  Standardized measure of discounted
       future net cash flows                     $ 4,551,000      $  1,650,000
                                                 ===========      ============

The following table summarizes the principal factors comprising thanges in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2000 and 1999.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                     Years Ended March 31,

                                                     2000             1999
                                                 -----------      ------------

   Standardized measure, beginning
        of period                                $ 1,650,000      $  1,324,000

   Sales of oil and gas, net of
        production cost                             (688,000)         (384,000)

   Net change in sales prices, net of
        production cost                            2,027,000             5,000

   Discoveries, extensions and improved
        recoveries,  net of future
        development cost                             653,000            --

   Purchase of reserves                               34,000            --

   Sales of reserves                                   --               --

   Revisions of quantity estimates                 1,712,000           764,000

   Accretion of discount                             165,000           132,000

   Net change in income taxes                       (611,000)           --

   Changes in rates of production and other         (391,000)         (191,000)
                                                 -----------      ------------

   Standardized measure, end of period           $ 4,551,000      $  1,650,000
                                                 ===========      ============


                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 17, 2000, Basic engaged Hein + Associates LLP as its new independent auditors for the fiscal year ended March 31, 2000 thereby replacing BDO Seidman, LLP. See Reports on Form 8-K in Item 13 below for further discussion.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 2000 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 2000 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 2000 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 2000 Proxy Statement, which is incorporated herein by reference.


Part IV
-------
                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
   No.             Document
---------      -----------------------------------------------------------------
 3i1           Restated Certificate of Incorporation included in Basic's Form
               10-K for the year ended March 31, 1981

 3i1           By-laws included in Basic's Form S-1 filed October 24, 1980

 3i1 Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996

10(i)a1 Loan Agreement between Norwest Denver, N.A. and Basic, dated August 1, 1994

10(i)a1 Sales Agreement between Basic and TransTexas, dated March 3, 1995, pertaining to the sale of deep exploration rights

10(i)a1 Purchase & Sale Agreement between Basic and MCM, dated March 6, 1995, pertaining to Williston basin acquisition

10(i)a1 Amended Loan Agreement between Norwest Denver, N.A. and Basic, dated March 30, 1995

10(i)a1 Amended Loan Agreement between Norwest Denver, N.A. and Basic, September 13, 1995

10(i)a1 Amended Loan Agreement between Norwest Denver, N.A. and Basic, December 13, 1996

10(i)a1 Amended Loan Agreement between Norwest Denver, N.A. and Basic, November 3, 1998

10(i)a Amended Loan Agreement between Norwest Denver, N.A. (now known as Wells Fargo Bank West, N.A.) and Basic, February 16, 2000

10(ii)1 Oil and Gas Incentive Compensation Plan included in Basic's Form 10-K for the year ended March 31, 1985

221 Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987

1 Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

On Form 8-K dated March 3, 2000, the Company reported that it had executed an amended loan agreement with its bank. Under the tems of the amended agreement, which was made effective February 16, 2000, the expiration of the loan was extended from April 1, 2000 until December 31, 2001. Principal payments will remain $20,000 per month until maturity and any remaining balance at maturity will then be due and payable. In a concurrent action, the Company also reported that the bank extended Basic's borrowing base and made an additional $41,000 available for the purchase of two wells located in Divide County, North Dakota.

On Form 8-K dated May 11, 2000, the Company reported that, effective May 9, 2000, BDO Seidman, LLP resigned as the Basic's independent public accountant and auditor for the fiscal year ended March 31, 2000. It was noted that the financial statements audited by BDO Seidman, LLP for the fiscal years ended March 31, 1998 and March 31, 1999 contained an opinion each year that raised substantial doubt about the Company's ability to continue as a going concern. It was also noted that, during the period commencing with the fiscal year ended March 31, 1997 and up to and including May 9, 2000, there were no disagreements with BDO Seidman, LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. The Company also reported in this Form 8-K that, effective May 17, 2000, Basic had engaged Hein + Associates LLP as its new independent public accountant and auditor for fiscal 2000. Prior to this appointment, the Company did not consult with Hein + Associates LLP with regard to any matter concerning the application of accounting principles or the type of audit opinion that might be rendered with respect to the Company's financial statements.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                            Date
                                                            ----


/s/  Ray Singleton                                      June 28, 2000
----------------------------------------
Ray Singleton, President



/s/  Ray Singleton                                      June 28, 2000
----------------------------------------
Ray Singleton, Acting Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                            Date
-----------------                                            ----



/s/  David J. Flake                                     June 28, 2000
----------------------------------------
David J. Flake, Director



/s/  Edgar J. Huffman                                   June 28, 2000
----------------------------------------
Edgar J. Huffman, Director



/s/  Ray Singleton                                      June 28, 2000
----------------------------------------
Ray Singleton, Director