Form 10KSB/A
period 2000-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2000-07-28
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes X   No___

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

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 2000

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance With
                Section 16(a) of the Exchange Act...........................   3

     Item 10.   Executive Compensation......................................   5

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management..............................................   7

     Item 12.   Certain Relationships and Related
                Transactions................................................   8

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

G. W. Breuer (81) was a co-founder of the Company and has been a member of the Board of Directors since inception in 1969. Mr. Breuer also served as the Company's Chief Executive Officer from 1969 through March 1993 and was its President from February 1978 through March 1993. Mr. Breuer is a 1940 graduate of Purdue University with a degree in petroleum engineering. He has been retired for the past five years. Mr. Breuer resigned from the Board of Directors effective September 1, 1999.

David J. Flake (45) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983, a position he held until his resignation in January 1993 to pursue other business and financial opportunities. From September 1987 through January 1993, Mr. Flake also served as Secretary/Treasurer of the Company. In April 1994, Mr. Flake was appointed Corporate Secretary. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995. Since September 1998 Mr. Flake has been providing financial consulting services to the Company.

Edgar J. Huffman (60) was elected to the Board of Directors in May 1993. For the past five years Mr. Huffman has served continuously in the following capacities. He is a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded in the over-the-counter market. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (49) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake, noted above, Mr. Singleton was appointed Acting Treasurer. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association which represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers.

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

Board Committees and Attendance
-------------------------------
The Board of Directors of the Company held one meeting during the fiscal year ended March 31, 2000 (fiscal 2000). During the year ended March 31, 1999 (fiscal
1999) four meetings were held. Each of the directors attended 100% of the meetings.

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

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 2000, Mr. Huffman filed one late report.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 2000, 1999 and 1998. No other director, officer or employee received annual compensation that exceeded $100,000.


                                                      Other       Securities        All
    Name and           Fiscal   Annual    Annual      Annual      Underlying       Other
Principal Position      Year    Salary     Bonus   Compensation   Options (#)   Compensation
------------------      ----    ------     -----   ------------   -----------   ------------
                                  (1)                   (2)                         (3)
Ray Singleton           2000    $52,107   $3,077      $4,001          --           $407
   President, Chief     1999     78,308     --         4,910          --            371
   Executive Officer,   1998     75,416    3,077       3,860        90,000          338
   Acting Treasurer

(1) From March 1999 to November 1999 Mr. Singleton, in an effort to counteract the negative effect that depressed oil prices had on the Company's cash flow, volunteered to reduce his salary 50 percent. This lowered his annual salary by approximately $28,000. (See also Item 12, Certain Relationships and Related Transactions, below.)

(2) Other Annual Compensation includes $2,245, $2,486 and $2,535 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2000, 1999 and 1998, respectively. Other Annual Compensation also includes $1,756, $2,424, and $1,325 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(3) All Other Compensation of $407, $371 and $338 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2000, 1999 and 1998, respectively. Mr. Singleton designates the beneficiary.

The Company has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Flake and Singleton. During fiscal 2000, 1999 and 1998 Mr. Singleton was paid or accrued $2,245, $2,486 and $2,535, respectively, through the O&G Plan. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. During fiscal 2000, 1999 and 1998, the Company contributed $1,756, $2,424 and $1,325, respectively, to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

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

During fiscal 1998 Mr. Singleton was granted options to purchase 90,000 shares of the Company's common stock. These options may be exercised at a strike price of $0.115 per share. This exercise price approximated the fair market value of the stock at the date of grant. In total, Mr. Singleton has been granted options to purchase 165,000 shares, all of which were still outstanding at March 31, 2000. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

Director Compensation
---------------------
In the past, directors have received no compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in attending board meetings. However, the 1995 Incentive Stock Option Plan (the "Plan") noted above, provides for eligible, non-employee members of the Board of Directors of the Company or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company.

Specifically, the Plan provides that each eligible, Non-Employee Director shall initially be granted a non-qualified option to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director shall be granted a non-qualified option to purchase 25,000 shares of common stock of the Company.

Accordingly, during fiscal 2000, 1999 and 1998 Messrs. Flake and Huffman, as Non-Employee Directors and individually owning less than 10% of Basic's common stock, were each automatically granted non-qualified options to purchase 25,000 shares of common stock each year at exercise prices of approximately $0.042, $0.0325 and $0.09, respectively. Messrs. Flake and Huffman each hold options to purchase 150,000 shares of Basic common stock. As of March 31, 2000, none of these options had been exercised. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Messrs. Flake and Huffman remain directors of the Company.

As a fully-vested, former key employee of the Company, Mr. Flake also participants in the Oil and Gas Incentive Compensation Plan (the O&G Plan) discussed above. Compensation under the O&G Plan is not for services rendered as a director, but pertains to his fully-vested interest in the O&G Plan for services performed as a key employee of the Company in prior years. During fiscal 2000, 1999 and 1998, Mr. Flake was paid or accrued $1,775, $1,966 and $2,004, respectively, through the O&G Plan.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of May 15, 2000, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2000. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 2000.

                                                                 Percent of
                                                                 Outstanding
     Name and Address             Shares of Common Stock     Shares Beneficially
     of Beneficial Owner            Beneficially Owned              Owned
     -------------------            ------------------              -----
     Ray Singleton                       4,340,351                  26.3%
     Denver, CO  (1)

     David J. Flake                        572,850                   3.5%
     Denver, CO  (2)

     Edgar J. Huffman                       92,372                   0.5%
     Phoenix, AZ  (3)

     All officers and directors          5,005,573                  30.3%
     as a group (3 persons) (1),
     (2) and (3)

(1) Represents 4,340,351 shares owned directly by Mr. Singleton, 234,706 of which are held as collateral by the Company against a note receivable from Mr. Singleton (see Item 12, Certain Relationships and Related Transactions, below). In August 1999, Mr. Singleton purchased from G. W. Breuer, at the time a member of Basic's Board of Directors, all of the stock directly controlled by Mr. Breuer and his wife. This transaction comprised 3,765,272 shares of the Company's common stock.

(2) Represents 534,164 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3) Represents 92,372 shares owned by Mr. Huffman directly. In addition, 312,387 shares (approximately 2.0%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a former director. Mr. Huffman claims no beneficial interest in the shares.

Company management knows of no arrangements that may result in a change in control of Basic.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1995, the Board of Directors authorized a loan to Mr. Singleton not to exceed $10,000. In August 1997 the Board of Directors increased the authorized loan amount to $20,000. Under the terms of this authorization, Mr. Singleton may only use these funds for the purchase of Company stock from existing shareholders. Pursuant to, and during the course of, this arrangement, Mr. Singleton borrowed approximately $16,000 from the Company to purchase 234,706 shares. The loan is evidenced by a promissory note and requires quarterly interest payments at a fluctuating rate equal to the Company's cost of debt. The note requires no scheduled principal payments and any outstanding balance on October 6, 2000 is due and payable at that time. The loan is collateralized by the purchased stock.

At October 1, 1999, the Company owed Mr. Singleton approximately $32,000 in accrued vacation pay. This amount was carried on the Company's financial statements as a current liability, and as such, had a detrimental impact on the Company's balance sheet and current ratio. Recognizing this, the Board of Directors and Mr. Singleton reached an agreement, such that for each $2,000 of accrued vacation pay foregone by Mr. Singleton, Basic would reduce the note receivable by $1,000. Under this arrangement, the Company eliminated $16,000 of the payable to Mr. Singleton while reducing the note receivable from him by $8,000 during fiscal 2000. Following this transaction, as of March 31, 2000, Mr. Singleton had a remaining balance on the note receivable of approximately $8,000, while the Company owed Mr. Singleton approximately $16,000 in accrued vacation pay. During fiscal 2001, the Company expects to record similar transactions such that by September 30, 2000, the balance owed by Mr. Singleton on the note receivable shall be reduced to zero and accrued vacation pay shall be reduced by an additional $16,000.

At March 31, 1999 Basic was leasing approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters for $3,450 per month. The lease term expired April 30, 1999. Due to the magnitude of a proposed rent increase (approximately 37%) and a required three-year commitment, the Company, in April 1999, moved its office to a new location. The new office space is in a building owned by Mr. Singleton. Under the terms of the new lease agreement, Basic had a one-year lease term through March 31, 2000 with monthly payments of $1,200. In addition, during fiscal 2000, the Company amortized approximately $8,000 in capitalized leasehold costs that were incurred to upgrade this new office space. At March 31, 2000 these costs had been fully amortized. In April 2000, the Company signed a six-month lease extension at a rate of $2,000 per month. The lease agreement is favorable in comparison to other arrangements and options available to the Company in terms of available office space, lease term and lease rates. In addition, having fully amortized the capitalized leasehold improvements in fiscal 2000, the Company does not anticipate additional amortization expense in the current fiscal year.

The effect of the aforementioned note receivable/accrued vacation transaction fully offset the amortized leasehold expense. As a result, there was no impact on the Company's general and administrative expense or on the Company's Consolidated Statement of Operations from these transactions in fiscal 2000. However, in fiscal 2000, rent expense was reduced by approximately $28,000 as a result of the move to the new office space.

Beginning in September 1998, Mr. Flake has provided consulting services to the Company at a per diem rate comparable to prevailing market rates. The total amounts paid or accrued during fiscal 2000 and 1999 were $44,000 and $26,000, respectively.

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

During fiscal 2000, the Company purchased from third parties five wells in Sheridan County, Montana in which Mr. Singleton also participated. Basic acquired working interests ranging from approximately 20% to 45% while Mr. Singleton's interests range from approximately 2% to 10%. Basic's total cost of these acquisitions was approximately $7,000 while Mr. Singleton's proportionate cost was $1,000. During fiscal 1999 the Company purchased from a third party an approximate 56% working interest in a well in McKenzie County, North Dakota for approximately $5,000. As a part of the purchase, Mr. Singleton bought a 20% working interest for a proportionate cost of approximately $2,000. At March 31, 2000, with respect to his working interest in the aforementioned wells, the Company has a $10,000 receivable from Mr. Singleton for his share of operating expenses on these wells and a $4,000 payable to him for his share of net revenue from the properties.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer, replacing Society National Bank as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In fiscal 2000, 1999 and 1998, there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton
-----------------
Ray Singleton, President and Principal
Accounting Officer

July 21, 2000
-------------
Date