Form 10QSB
period 2000-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2000-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___  ACT OF 1934

For the quarterly period ended June 30, 2000


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___


Shares of common stock outstanding on August 11, 2000: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements ..........................................    3

            Consolidated Balance Sheets - June 30, 2000
            and March 31, 2000 ............................................    3

            Consolidated Statements of Operations - Quarters Ended
            June 30, 2000 and June 30, 1999 ...............................    5

            Consolidated Statements of Cash Flows - Quarters Ended
            June 30, 2000 and June 30, 1999 ...............................    6

            Notes to Consolidated Financial Statements ....................    7

            Summary of Significant Accounting Policies ....................    8

   Item 2.  Management's Discussion and Analysis and Plan of Operation ....    8

            Results of Operations .........................................   10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings .............................................   13

   Item 2.  Changes in Securities .........................................   13

   Item 3.  Defaults Upon Senior Securities ...............................   13

   Item 4.  Submission of Matters to a Vote of Security Holders ...........   13

   Item 5.  Other Information .............................................   13

   Item 6.  Exhibits and Reports on Form 8-K ..............................   13

   Signatures .............................................................   13

PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                     June 30         March 31
                                                       2000            2000
                                                   ------------    ------------
                                                   (Unaudited)       (Audited)
Assets
Current assets
     Cash and cash equivalents                     $    268,000    $    265,000
     Accounts receivable:
         Oil and gas sales                              286,000         305,000
         Joint interest and other receivables           281,000         286,000
         Less: allowance for doubtful accounts          (50,000)        (50,000)
     Other current assets                               131,000         132,000
                                                   ------------    ------------

                  Total current assets                  916,000         938,000
                                                   ------------    ------------

Property and equipment:
     Oil and gas property (full cost method)         32,995,000      32,914,000
     Furniture, fixtures and equipment                  306,000         303,000
                                                   ------------    ------------

                                                     33,301,000      33,217,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $14,961,000)     (31,723,000)    (31,674,000)
Accumulated depreciation                               (266,000)       (262,000)
                                                   ------------    ------------

Net property and equipment                            1,312,000       1,281,000
Other non-current assets                                165,000         163,000
                                                   ------------    ------------

                  Total non-current assets            1,477,000       1,444,000
                                                   ------------    ------------

Total Assets                                       $  2,393,000    $  2,382,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                        June 30        March 31
                                                          2000           2000
                                                      ------------   -------------
                                                      (Unaudited)       (Audited)
Liabilities
Current liabilities
     Accounts payable                                 $    461,000    $    484,000
     Accrued liabilities                                   231,000         246,000
     Current portion of long-term debt                     240,000         240,000
                                                      ------------    ------------

     Total current liabilities                             932,000         970,000
                                                      ------------    ------------

Long-term debt, less current portion                       161,000         221,000
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares outstanding at
         June 30 and March 31                               17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (21,386,000)    (21,495,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

     Total shareholders' equity                          1,300,000       1,191,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  2,393,000    $  2,382,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                       4

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Quarter Ended June 30
                                                       2000            1999
                                                   ------------    ------------
Revenue
     Oil and gas sales                             $    625,000    $    394,000
     Well service revenue                                10,000            --
                                                   ------------    ------------

         Total revenue                                  635,000         394,000
                                                   ------------    ------------

Expenses
     Oil and gas production                             389,000         270,000
     Production tax                                      46,000          35,000
     Well service expenses                                8,000            --
     Depreciation, depletion and amortization            50,000          61,000
     General and administrative                          23,000          18,000
                                                   ------------    ------------

         Total operating expenses                       516,000         384,000
                                                   ------------    ------------

Income from operations                                  119,000          10,000
                                                   ------------    ------------

Other income (expense)
     Interest and other income                            3,000           2,000
     Interest expense                                   (13,000)        (14,000)
                                                   ------------    ------------

         Total other expense                            (10,000)        (12,000)
                                                   ------------    ------------

Income (loss) before income taxes                       109,000          (2,000)
Income taxes                                               --              --
                                                   ------------    ------------

Net income (loss)                                  $    109,000    $     (2,000)
                                                   ============    ============

Basic weighted average common shares outstanding     16,530,487      16,530,487
                                                   ============    ============

Basic and diluted net income (loss) per share      $      0.007    $       --
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Quarter Ended June 30
                                                           2000         1999
                                                         ---------    ---------
Cash flows from operating activities
     Net income (loss)                                   $ 109,000    $  (2,000)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation, depletion and amortization           50,000       61,000
         Change in:
              Accounts receivable, net                      24,000      (27,000)
              Other assets                                  14,000        6,000
              Accounts payable and accrued liabilities     (38,000)      58,000
         Loss on disposal of assets                          1,000        1,000
         Other                                               3,000        3,000
                                                         ---------    ---------

Net cash provided by operating activities                  163,000      100,000
                                                         ---------    ---------

Cash flows from investing activities
     Capital expenditures
         Oil and gas property                             (117,000)     (30,000)
         Support equipment                                  (3,000)        --
     Proceeds from sale of property and equipment           20,000        7,000
                                                         ---------    ---------

Net cash used in investing activities                     (100,000)     (23,000)
                                                         ---------    ---------

Cash flows from financing activities
     Proceeds from borrowing                                  --           --
     Bank debt payments                                    (60,000)     (40,000)
                                                         ---------    ---------

Net cash used in financing activities                      (60,000)     (40,000)
                                                         ---------    ---------

Cash
     Net increase                                            3,000       37,000
     Balance at beginning of period                        265,000       38,000
                                                         ---------    ---------

     Balance at end of period                            $ 268,000    $  75,000
                                                         =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                              $  13,000    $  14,000


          See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2000.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both "Notes To Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis or Plan of Operation" located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 1 QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

FASB 133
--------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. During the past year the FASB adopted SFAS No. 137 that extended the effective date of SFAS No. 133 from fiscal periods beginning after June 15, 1999 to fiscal periods beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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


                                     Item 2.
          Management's Discussion and Analysis and Plan of Operation 0-

Liquidity and Capital Resources
-------------------------------

LIQUIDITY. During the Company's first quarter ended June 30, 2000, current assets decreased 2% from $938,000 at year ended March 31, 2000 (March 31) to $916,000 at June 30, 2000 (June 30) and current liabilities decreased 4% from $970,000 at March 31 to $932,000 at June 30. Consequently, the Company's current ratio increased slightly from 0.97:1 at March 31 to 0.98:1 at June 30. A specific bank covenant requires the maintenance of a current ratio of 1:1, after adjustment for the removal of the current portion of long-term debt. At June 30, 2000, the Company was in compliance with all bank covenants and Basic's current ratio was 1.32:1 as calculated per the provisions of the covenants.

The decline in current assets is mainly a result of a decrease in oil and gas sales receivable. This decrease is primarily due to lower oil sales volume in June 2000 relative to March 2000. As far as the decrease in current liabilities is concerned, the continued strong cash flow fueled by the current level of oil prices has allowed Basic the opportunity to begin to pay down some of its liabilities.

DEBT. Under the terms of the loan agreement with its bank, at March 31, 2000 the Company had a borrowing base of $461,000 with no remaining borrowing capacity. Effective June 29, 2000 the loan agreement was amended such that Basic's borrowing capacity was increased $120,000. The Company is still obligated to make monthly principal payments of $20,000 through December 31, 2001 at which time any remaining balance due is required to be paid in full. As of August 11, 2000 Basic had not utilized any of the additional available funds. As a result, the outstanding principal balance was $381,000 with a borrowing capacity of $501,000.

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2000. In addition, as mentioned in the "Debt" section above, Basic has $120,000 available in additional borrowing capacity.

Strategy Implementation
-----------------------

GENERAL. The Company's long term plan of operation involving Development, Acquisitions, Drilling and Divestitures/Abandonments is described below. The Company may alter or vary this plan of operation based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition or loan terms, lack of funding and other events which the Company is not able to anticipate.

DEVELOPMENT. The Company holds a number of properties that management believes has the potential for increased cash flow and may have additional unproved reserves that could be exploited. This exploitation may be realized by conventional and unconventional petroleum engineering techniques and field management practices. Management intends to pursue these potential opportunities as long as oil prices remain at current levels and the exploitation costs can be funded with cash flow from operations and/or any available borrowing capacity on its revolving line of credit.

ACQUISITIONS. The Company continues to evaluate properties that are made available for sale. However, there can be no assurances that funds will be available to pursue such opportunities or that offers the Company submits may be accepted. Effective June 1, 2000 Basic acquired various non-operated working interests ranging from 12 to 25 percent in three oil wells in Billings County, North Dakota and one oil well in Sheridan County, Montana. The total purchase price was $12,000. These wells had no impact on the Company's operations for the quarter ended June 30, 2000.

DRILLING. While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends to continue its efforts to plug or sell these wells. Management believes that the salvage value of the associated equipment, net of plugging costs, will have a positive impact on the Company's cash flow.

Results of Operations
---------------------

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999
-------------------------------------------------------------------

Overview
--------
Operations in the quarter ended June 30, 2000 (2000) resulted in net income of $109,000 compared to a net loss of $2,000 in the quarter ended June 30, 1999
(1999).

Revenues
--------
Oil and gas sales revenue increased $231,000 (59%) in 2000 from 1999. Oil sales revenue increased $223,000 (65%). Of this amount, slightly higher oil sales volume contributed $12,000 while a significant increase in the average price per barrel in 2000 over 1999 added $211,000. Oil sales revenue in 2000 was negatively impacted by hedging losses of $47,000 compared to a $3,000 hedging loss in 1999. In September 1999 Basic employed a "Zero-Cost Collar" hedge that contributed $39,000 to the hedging losses in 2000. This hedge expires August 31, 2000. At that time Basic will have no further hedging instruments in place. This event should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

Gas sales revenue increased $8,000 (15%) in 2000 from 1999. A decrease in gas sales volume accounted for a negative variance of $15,000. However, this decrease was more than offset by a gain of $23,000 resulting from a sharp increase in the average price per Mcf in 2000 over 1999.

Volumes and Prices
------------------
Total liquid sales increased 4%, from 22,500 barrels in 1999 to 23,400 barrels in 2000 while there was a 60% jump in the average price per barrel from $15.16 in 1999 to $24.21 in 2000. The hedging losses mentioned above reduced the average price per barrel $2.03 in 2000 while the effect of the hedging loss in 1999 was negligible. Concerning the increase in sales volume, normal production decline and a loss of sales from shut-in wells were offset by a gain in sales volume generated from three sources. First, six new wells that were purchased subsequent to June 30, 1999 contributed 1,800 barrels to 2000 sales. Second, the recompletions of two wells added 3,900 barrels. And finally, Basic realized an additional 700 barrels from two wells that were shut in during 1999 due to low oil prices and placed back on production subsequent to June 30, 1999. With respect to the loss of sales from shut-in wells, sales volume in 2000 decreased 2,800 barrels as a result of three wells that management elected to shut in pending further evaluation.

Total gas sales decreased 28%, from 31,300 Mcf in 1999 to 22,500 Mcf in 2000, while the average price per Mcf rose 60%, from $1.68 in 1999 to $2.68 in 2000. Along with normal production decline, gas sales volumes were down in 2000 from the prior year due to the loss of sales from non-operated, marginal properties that contributed to production in 1999, were subsequently sold, and thus did not contribute to sales volumes in 2000. This is in line with the Company's previously stated strategy to divest and/or abandon marginal wells.

Expenses
--------
Oil and gas production expense increased $119,000 (44%) in 2000 over 1999. The main sources of the increase are the same wells that had a positive impact on oil sales volumes in 2000 mentioned above. The six new wells purchased subsequent to June 30, 1999 added $29,000 of production expense in 2000. The necessary start up costs and expenses incurred to establish peak production associated with the two recompletions contributed an additional $71,000. It is management's belief that once operations on these two properties are stabilized, the monthly expenses to operate these wells should decrease from present levels. Finally, the three wells that were placed back on production subsequent to June 30, 1999 added $9,000 to production expense in 2000. In addition, an increase in workovers/repairs on other properties was only partially offset by an $8,000 decrease in oil and gas production expense realized from the sale of properties subsequent to June 30, 1999.

Production taxes increased $11,000 (31%) in 2000 over 1999 primarily as a result of the increase in oil and gas sales revenue. However, production taxes did not increase at the same rate as sales revenue. In 1999 production taxes were 9.0% of oil and gas sales revenue while in 2000 the rate was 7.3%. This difference was primarily due to a reduction in Montana severance tax rates in 2000. Montana oil production is approximately 35% of the Company's total oil sales.

As a result of the increases in both oil and gas production expense and production taxes and a slight decrease in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 45% from $11.02 in 1999 to $16.02 in 2000. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation, depletion and amortization expense decreased $11,000 (18%) in 2000 from 1999. Production levels and changes in reserve estimates affect depreciation, depletion and amortization rates. The decline in equivalent barrel production in 2000 relative to 1999 combined with an increase in estimated oil and gas reserves at year end March 31, 2000 over March 31, 1999 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 5.0% in 1999 to 3.6% in 2000. Despite the decrease in sales volume, the depletion rate per equivalent barrel decreased from $2.17 in 1999 to $1.80 in 2000.

Gross general and administrative (G&A) expense increased $19,000 (30%), in 2000 from 1999 while net G&A increased $5,000 (28%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to three factors. First, was the reinstatement of the Company president's salary that had been voluntarily reduced 50% in 1999 to improve cash flow during the period of depressed oil prices. As prices recovered and showed signs of stabilizing in the $20-$30 per barrel range, his salary was restored in December 1999 to its original level. The second factor was the additional expenses incurred with respect to Basic's change in independent auditors for the year ended March 31, 2000 and the previous auditor's review of the Company's Form 10-KSB. And the last factor was the increased use of financial consulting services in 2000 relative to 1999. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 69% in 2000 compared to 68% in 1999. Net general and administrative expense per equivalent barrel increased from $0.66 in 1999 to $0.86 in 2000.

       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                          2000       1999
                                                        --------   --------
      Sales volume:
          Oil (barrels)                                   23,400     22,500
          Gas (mcf)                                       22,500     31,300

      Revenue:
          Oil                                           $565,000   $342,000
          Gas                                             60,000     52,000
                                                        --------   --------

          Total                                          625,000    394,000
      Total production expense(1)                        435,000    305,000
                                                        --------   --------

      Gross profit                                      $190,000   $ 89,000
                                                        ========   ========

      Depletion expense                                 $ 49,000   $ 60,000

      Average sales price:
          Oil (per barrel)                              $  24.21   $  15.16
          Gas (per mcf)                                 $   2.68   $   1.68
      Average production expense(1,2,3)                 $  16.02   $  11.02
      Average gross profit(2,3)                         $   7.06   $   3.19
      Average depletion expense(2,3)                    $   1.80   $   2.17
      Average general and administrative expense(2,3)   $   0.86   $   0.66

      -----------------

      (1)  Operating costs, including production tax

      (2)  Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

      (3)  Averages calculated based upon non-rounded figures

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2000)

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the period ended June 30, 2000, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President and Acting Accounting Officer


Date: August 11, 2000