Form 10QSB
period 2000-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2000-11-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


Shares of common stock outstanding on November 10, 2000: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements ..........................................   3

             Consolidated Balance Sheets - September 30, 2000
             and March 31, 2000 ............................................   3

             Consolidated Statements of Operations - Quarters and Six Months
             Ended September 30, 2000 and September 30, 1999 ...............   5

             Consolidated Statements of Cash Flows - Six Months Ended
             September 30, 2000 and September 30, 1999 .....................   6

             Notes to Consolidated Financial Statements ....................   7

     Item 2. Management's Discussion and Analysis and Plan of Operation ....   8

             Results of Operations .........................................  11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................  16

     Item 2. Changes in Securities .........................................  16

     Item 3. Defaults Upon Senior Securities ...............................  16

     Item 4. Submission of Matters to a Vote of Security Holders ...........  16

     Item 5. Other Information .............................................  16

     Item 6. Exhibits and Reports on Form 8-K ..............................  16

     Signatures ............................................................  16


PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        September 30      March 31
                                                            2000            2000
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    277,000    $    265,000
     Accounts receivable
         Oil and gas sales                                   327,000         305,000
         Joint interest and other receivables                262,000         286,000
         Less: allowance for doubtful accounts               (50,000)        (50,000)
     Other current assets                                     94,000         132,000
                                                        ------------    ------------

                  Total current assets                       910,000         938,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              32,967,000      32,914,000
     Support equipment                                       307,000         303,000
                                                        ------------    ------------

                                                          33,274,000      33,217,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,771,000)    (31,674,000)
     Accumulated depreciation                               (271,000)       (262,000)
                                                        ------------    ------------

     Net property and equipment                            1,232,000       1,281,000
     Other non-current assets                                159,000         163,000
                                                        ------------    ------------

                  Total non-current assets                 1,391,000       1,444,000
                                                        ------------    ------------

Total Assets                                            $  2,301,000    $  2,382,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                         2000             2000
                                                      ------------    ------------
Liabilities
Current liabilities
     Accounts payable                                 $    248,000    $    484,000
     Accrued liabilities                                   295,000         246,000
     Current portion of long-term debt                      33,000         240,000
                                                      ------------    ------------

                  Total current liabilities                576,000         970,000
                                                      ------------    ------------

Long-term debt, less current portion                       221,000         221,000
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                    17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (21,182,000)    (21,495,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity             1,504,000       1,191,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  2,301,000    $  2,382,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                        4

                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Operations


                                           Six Months Ended                 Quarters Ended
                                             September 30                    September 30
                                         2000            1999            2000            1999
                                     ------------  --------------    ------------    ------------
Revenue
     Oil and gas sales               $  1,384,000    $    897,000    $    759,000    $    503,000
     Well service revenue                  16,000          16,000           6,000          16,000
                                     ------------    ------------    ------------    ------------

     Total revenue                      1,400,000         913,000         765,000         519,000
                                     ------------    ------------    ------------    ------------

Expenses
     Oil and gas production               787,000         481,000         398,000         211,000
     Production tax                       113,000          76,000          67,000          41,000
     Well service expenses                 15,000          14,000           7,000          14,000
     Depreciation, depletion and
         amortization                      99,000         120,000          49,000          59,000
     General and administrative            55,000          42,000          32,000          24,000
                                     ------------    ------------    ------------    ------------

     Total operating expenses           1,069,000         733,000         553,000         349,000
                                     ------------    ------------    ------------    ------------

     Income from operations               331,000         180,000         212,000         170,000
                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income              6,000           4,000           3,000           2,000
     Interest expense                     (24,000)        (27,000)        (11,000)        (13,000)
                                     ------------    ------------    ------------    ------------

     Total other expense                  (18,000)        (23,000)         (8,000)        (11,000)
                                     ------------    ------------    ------------    ------------

Income before income taxes                313,000         157,000         204,000         159,000
Income taxes                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income                           $    313,000    $    157,000    $    204,000    $    159,000
                                     ============    ============    ============    ============

Basic weighted average number
     of shares outstanding             16,530,487      16,530,487      16,530,487      16,530,487
                                     ============    ============    ============    ============

Diluted weighted average number
     of shares outstanding             16,729,406      16,729,406      16,729,406      16,729,406
                                     ============    ============    ============    ============

Basic and diluted net income
     per share                       $       .019    $       .010    $       .012    $       .010
                                     ============    ============    ============    ============


                  See accompanying notes to consolidated financial statements.

                                               5

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows

                                                              Six Months Ended
                                                                September 30
                                                              2000        1999
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 313,000    $ 157,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation, depletion and amortization                 99,000      120,000
     Change in current assets and current liabilities:
         Accounts receivable, net                              2,000     (145,000)
         Other assets                                         35,000       10,000
         Accounts payable and accrued liabilities           (187,000)     (23,000)
     Other                                                     7,000        6,000
                                                           ---------    ---------

Net cash provided by operating activities                    269,000      125,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (180,000)    (133,000)
     Support equipment                                        (4,000)        --
Purchase of lease and well equipment inventory                (9,000)        --
Proceeds from sale of lease and well equipment inventory      45,000         --
Proceeds from sale of oil and gas property and equipment      98,000      140,000
                                                           ---------    ---------

Net cash provided by (used in) investing activities          (50,000)       7,000
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                     (207,000)     (80,000)
Proceeds from borrowing                                         --         50,000
                                                           ---------    ---------

Net cash used in financing activities                       (207,000)     (30,000)
                                                           ---------    ---------

Cash and cash equivalents:
Net increase                                                  12,000      102,000
Balance at beginning of period                               265,000       38,000
                                                           ---------    ---------

Balance at end of period                                   $ 277,000    $ 140,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  24,000    $  27,000


          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2000

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Basic's Form 10-KSB for the year ended March 31, 2000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY. During the six months ended September 30, 2000 Basic's current assets decreased 3% from $938,000 at year end March 31, 2000 (March 31) to $910,000 at September 30, 2000 (September 30) while current liabilities decreased 41% from $970,000 at March 31 to $576,000 at September 30. Consequently, the Company's current ratio increased from 0.97:1 at March 31 to 1.58:1 at September 30. A specific bank covenant requires the maintenance of a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. At September 30 the Company was in compliance with all bank covenants and Basic's current ratio was approximately 1.68:1 as calculated per the provisions of the covenants.

The drop in current assets was primarily the result of a $38,000 (29%) decrease in Other Current Assets. Included in this category is the Company's lease and well equipment inventory that is held for re-sale. During the quarter ended September 30 Basic sold from this inventory two pumping units for their carrying value of $31,000. The $22,000 (7%) increase in oil and gas sales receivable was a direct result of higher oil prices at September 30 relative to prices at March 31 as discussed in more detail in the Results of Operations section below. As for joint interest and other receivables, the $24,000 (8%) decrease was primarily due to a drop in the level of workover/repair activity (operating expenses beyond the normal day-to-day operations and maintenance) on Company-operated wells in August/September compared to February/March.

As for the substantial drop in current liabilities, the continued strong cash flow fueled by the current level of oil prices has allowed Basic the opportunity to pay down its trade accounts payable by 49%, from $484,000 at March 31 to $248,000 at September 30. Also, the drop in the level of workover/repair activity mentioned above contributed to the decrease in trade accounts payable. The 20% increase in accrued liabilities from $246,000 at March 31 to $295,000 at September 30 can be attributed primarily to two factors. First, effective May 1, Basic purchased an approximate 5.9% working interest (approximate 4.2% net revenue interest) in two gas wells in Matagorda County, Texas. The Company took over as operator and is responsible for distribution of the gas and condensate revenues to the 100% working interest. Revenue received but not yet distributed added approximately $35,000 to accrued liabilities relative to March 31. Second, subsequent to September 30 and retroactive to July 1, the state of Montana eliminated stripper-well production tax incentives due to high oil prices. This increased Basic's severance tax liability to Montana for the quarter ended September 30 approximately $16,000, which was included in accrued liabilities at September 30. The decrease in current portion of long-term debt is discussed in the following "Debt" section.

DEBT. Under the terms of the loan agreement with its bank at March 31, the Company had a borrowing base of $461,000 with no remaining borrowing capacity. Effective June 29, 2000 the loan agreement was amended such that Basic's borrowing capacity was increased $120,000 to facilitate the previously disclosed acquisition in Matagorda County, Texas. It should be noted that these funds were never utilized. Offsetting this increase, under the terms of the loan agreement, the borrowing base was reduced $20,000 per month. As a result, at September 30 the borrowing base remained at $461,000.

Effective July 1, 2000 Basic sold at auction its non-operated working interests in two gas wells. Net proceeds from the sale of these properties were $87,000. These funds were used to pay down the Company's long-term debt. With this debt reduction and $20,000 monthly principal payments for the six months ended September 30, the outstanding principal balance was reduced to $254,000 by September 30.

These efforts left Basic with additional borrowing capacity at September 30 of $207,000. With this additional borrowing capacity, if Basic so elected, it would only be obligated to make principal payments totaling $33,000 by September 30, 2001. However, as long as oil prices sustain their current levels and cash flow remains strong, the Company intends to continue making monthly principal payments of $20,000. As of November 10, 2000 none of the additional borrowing capacity had been utilized.

HEDGING. On August 31, 1999 Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used was a "Zero-Cost Collar" whereby Basic was protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but would forfeit any additional revenue should oil prices exceed the NYMEX cap price of $22.12. There would be no effect should oil prices remain between the floor and cap prices. This hedge expired on August 31, 2000. During the five months beginning with the start of the current fiscal year through August 31 Basic incurred hedging losses of approximately $81,000.

At September 30 the Company had no hedging contracts in place. This should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal 2001. In addition, as mentioned in the "Debt" section above, Basic has $207,000 available in additional borrowing capacity.

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

ACQUISITIONS. Effective May 1, 2000 Basic, through a series of transactions, purchased an approximate 5.9% working interest (approximate 4.2% net revenue interest) in two gas wells in Matagorda County, Texas for $70,000. This purchase was financed entirely by cash flow from operations. As part of the transaction the Company will operate both wells. Currently, one of the wells is shut in, while the other produces approximately 30 barrels of condensate and 375 cubic feet of gas per day. Basic believes that both wells have further potential in other intervals, although the Company has no immediate plans to recomplete either well. Net income from the one producing well was $15,000 during the six months ended September 30.

Also, effective July 1, 2000, Basic purchased at auction for $11,000 approximate 15% and 12% non-operated working interests in, respectively, an oil well and adjacent salt water disposal well in Billings County, North Dakota. These wells added approximately $2,000 to cash flow from operations in the quarter ended September 30. At the same auction the Company was also able to acquire for $600 a 25% non-operated working interest in an oil well in Sheridan County, Montana. This well contributed more than $3,000 to cash flow from operations in the quarter ended September 30.

Basic continues to evaluate properties that are made available for sale. However, there can be no assurances that funds in excess of its additional borrowing capacity will be available to pursue such opportunities or that offers the Company may submit will be accepted.

DRILLING. While drilling is no longer the major focus of the Company's strategy, Basic may participate in high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. Effective July 1, 2000 Basic sold at auction its non-operated working interests in two gas wells, one in Oklahoma and one in Texas. Net proceeds from the sale of these properties were $87,000. These two wells accounted for $24,000 of net income in fiscal 2000 and comprised approximately 2 percent of the Company's total estimated oil and gas reserves at March 31, 2000.

The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends to continue its efforts to plug or sell these wells.

RESULTS OF OPERATIONS
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the six months ended September 30, 2000 (2000) resulted in net income of $313,000 compared to net income of $157,000 for the six months ended September 30, 1999 (1999).

REVENUES. Oil and gas sales revenue increased $487,000 (54%) in 2000 over 1999. Oil sales revenue increased $457,000 (58%). A significant jump in oil prices contributed $430,000 to this increase in oil sales revenue while an increase in oil sales volume added $27,000. Hedging losses totaling $81,000 in 2000 and $6,000 in 1999 negatively impacted oil sales revenue. Gas sales revenue increased $30,000 (29%) in 2000 from 1999. A decrease in gas sales volume accounted for a $24,000 drop in gas sales revenue. However, this was more than offset by a $54,000 increase resulting from a rise in gas prices.

VOLUMES AND PRICES. Total liquid sales volume increased 3%, from 46,300 barrels in 1999 to 47,900 barrels in 2000 while there was a 52% increase in the average price per barrel from $17.13 in 1999 to $26.09 in 2000. Total gas sales volume decreased 23%, from 56,000 Mcf in 1999 to 43,000 Mcf in 2000 while the average price per Mcf increased 67%, from $1.84 in 1999 to $3.08 in 2000. The hedging losses mentioned above reduced the average price per barrel $1.68 in 2000 while the effect of the hedging loss in 1999 was negligible.

Concerning the increase in oil sales volume, normal production decline and a loss of sales from shut-in wells (6,400 barrels from four wells that management elected to shut in pending further evaluation) and wells that have been sold (700 barrels) were more than offset by a gain in sales volume generated from three sources. First, eight new wells contributed 3,500 barrels to 2000 sales. These wells were either purchased subsequent to the 1999 period or contributed only negligible amounts to 1999 sales as they were put on production at the end of the period. Second, three recompleted wells increased 2000 sales by 7,500 barrels. And finally, Basic realized an additional 1,600 barrels from three wells that were shut in during all or a portion of 1999 due to low oil prices and placed back on production subsequent to September 30, 1999.

The decrease in gas sales volumes from 1999 to 2000 was primarily due to normal production decline and the loss of sales (8,100 Mcf) from non-operated properties that were sold. In addition, Basic realized larger than expected production declines from three gas wells in Weld County, Colorado. The Company is currently evaluating these properties for further development to either restore production to anticipated levels or possibly enhance production.

EXPENSES. Oil and gas production expense increased $306,000 (64%) in 2000 over 1999. The main sources of the increase are the same wells that had a positive impact on oil sales volumes in 2000 mentioned above. The eight new wells purchased at the end of the 1999 period or subsequent to September 30, 1999 added $43,000 to production expense in 2000. In addition to these eight wells, Basic acquired five other wells that were shut in at the time of purchase. These wells added $41,000 to production expense in 2000. Of this amount, $38,000 has been spent attempting to re-establish production on three of the wells. The Company is still evaluating the results of its efforts. The three recompletions increased 2000 production expense $137,000 over 1999. Finally, the three wells that were shut in for all or a portion of 1999 and were placed back on production added $38,000 to production expense in 2000. In addition, an increase in workovers/repairs on other properties was only partially offset by a decrease in oil and gas production expense from properties that were either sold ($13,000) or shut in ($37,000) subsequent to September 30, 1999.

Production taxes increased $37,000 (49%) as a result of two factors. First, production taxes are a function of oil and gas sales revenue. Therefore, the increase in oil and gas sales revenue directly resulted in an increase in production taxes. Second, effective July 1, 2000, the state of Montana eliminated stripper-well production tax incentives due to high oil prices. This increased production taxes approximately $16,000.

As a result of a 62% increase in oil and gas production expense and production taxes combined and a 1% decrease in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 63% from $10.00 in 1999 to $16.31 in 2000. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would once again be shut in should oil prices begin to drop.

Depreciation, depletion and amortization expense decreased $21,000 (18%) in 2000 from 1999. Production levels and changes in reserve estimates affect depreciation, depletion and amortization rates. The slight decline in equivalent barrel production in 2000 relative to 1999 combined with a significant increase in estimated oil and gas reserves at year end March 31, 2000 over March 31, 1999 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 10.0% in 1999 to 7.3% in 2000. As a result, the depletion rate per equivalent barrel decreased from $2.11 in 1999 to $1.76 in 2000.

Gross general and administrative (G&A) expense increased $40,000 (30%), in 2000 over 1999 while net G&A increased $13,000 (31%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to three factors. First, was the reinstatement of the Company president's salary that had been voluntarily reduced 50% in 1999 to improve cash flow during the period of depressed oil prices. As prices recovered and showed signs of stabilizing in the $20-$30 per barrel range, his salary was restored in December 1999 to its original level. The second factor was the additional expenses incurred with respect to Basic's change in independent auditors for the year ended March 31, 2000 and the previous auditor's review of the Company's Form 10-KSB. And the last factor was the increased use of financial consulting services in 2000 relative to 1999. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 63% in 2000 compared to 66% in 1999. Net general and administrative expense per equivalent barrel increased 30% from $0.77 in 1999 to $1.00 in 2000.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $5,000 (22%) from a net expense of $23,000 in 1999 to a net expense of $18,000 in 2000. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt.

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

OVERVIEW. Operations in the quarter ended September 30, 2000 (2000) resulted in net income of $204,000 compared to net income of $159,000 in the quarter ended September 30, 1999 (1999).

REVENUES. Oil and gas sales revenue increased $256,000 (51%) in 2000 over 1999. Oil sales revenue increased $234,000 (52%). Higher oil sales volume accounted for a $15,000 increase while a jump in oil prices contributed $219,000. Hedging losses totaling $33,000 in 2000 and $3,000 in 1999 negatively impacted oil sales revenue. Gas sales revenue increased $22,000 (43%) in 2000 over 1999. A decrease in gas sales volume accounting for a drop of $9,000 was more than offset by a $31,000 benefit from higher gas prices.

VOLUMES AND PRICES. Total liquid sales increased 3%, from 23,800 barrels in 1999 to 24,500 barrels in 2000 while there was a 47% jump in the average price per barrel from $19.00 in 1999 to $27.88 in 2000. Total gas sales decreased 17%, from 24,700 Mcf in 1999 to 20,500 Mcf in 2000, while the average price per Mcf increased 73%, from $2.04 in 1999 to $3.53 in 2000. Hedging losses reduced the average price per barrel $1.35 in 2000 while the effect of the hedging loss in 1999 was negligible.

Concerning the increase in oil sales volume, normal production decline and a loss of sales from shut-in wells (3,300 barrels from four wells that management elected to shut in pending further evaluation) were more than offset by a gain in sales volume generated from three sources. First, eight new wells contributed 1,700 barrels to 2000 sales. Second, three recompleted wells increased 2000 sales by 3,700 barrels. And finally, Basic realized an additional 1,400 barrels from three wells that were shut in during all or a portion of the 1999 period due to low oil prices and placed back on production subsequent to September 30, 1999.

The decrease in gas sales volume can again be attributed to normal production decline, loss of sales (5,400 Mcf) from non-operated properties that were sold and larger than expected production declines from some gas wells in Weld County, Colorado. The Company is currently evaluating these properties for further development to either restore production to anticipated levels or possibly enhance production.

EXPENSES. Oil and gas production expense increased $187,000 (89%) in 2000 over 1999. New wells purchased at the end of the 1999 period or subsequent to September 30, 1999 added $41,000 to production expense in 2000. The three wells that were recompleted increased 2000 production expense $63,000 over 1999 while the three wells that were shut in for all or a portion of 1999 and were placed back on production added $33,000 to production expense in 2000. In addition, Basic incurred additional expenses of $60,000 in 2000 over 1999 in an effort to enhance production from the Company's waterflood project in Webb County, Texas. Results of these efforts should be realized in the third quarter. These increases were partially offset by a decrease in oil and gas production expense from properties that were either sold ($5,000) or shut in ($23,000) subsequent to September 30, 1999.

Production taxes increased $26,000 (63%) as a direct result of the increase in oil and gas sales revenue and the elimination of stripper-well production tax incentives in Montana. An 85% increase in oil and gas production expense and production taxes combined together with equivalent barrel sales volume that was flat from 1999 to 2000 resulted in the overall lifting cost per equivalent barrel increasing from $8.99 in 1999 to $16.58 in 2000.

Depreciation, depletion and amortization expense decreased $10,000 (17%) in 2000 from 1999. Again, this was due to the significant increase in estimated oil and gas reserves at year end March 31, 2000 over March 31, 1999 that caused the depletion rate to drop from 5.0% in 1999 to 3.7% in 2000. As a result, the depletion rate per equivalent barrel decreased from $2.06 in 1999 to $1.73 in 2000.

Gross general and administrative expense increased $21,000 (29%) in 2000 over 1999 while net general and administrative expense increased $8,000 (33%). The increase in gross G&A expense was again primarily due the reinstatement of the Company president's salary discussed above and a related increase in certain employee benefits that had been reduced during the period of depressed oil prices in order to improve cash flow. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 59% in 2000 compared to 64% in 1999. Net general and administrative expense per equivalent barrel increased 28% from $0.88 in 1999 to $1.13 in 2000.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $3,000 (27%) from a net expense of $11,000 in 1999 to an $8,000 net expense in 2000. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt in 2000 compared to 1999.


      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                     Six Months Ended           Quarters Ended
                                                       September 30              September 30
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    47,900       46,300       24,500       23,800
     Gas (mcf)                                        43,000       56,000       20,500       24,700

Revenue
     Oil                                          $1,251,000   $  794,000   $  686,000   $  452,000
     Gas                                             133,000      103,000       73,000       51,000
                                                  ----------   ----------   ----------   ----------

                                                   1,384,000      897,000      759,000      503,000
Total production expense(1)                          900,000      557,000      465,000      252,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  484,000   $  340,000   $  294,000   $  251,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $   97,000   $  117,000   $   48,000   $   57,000

Average sales price(2)
     Oil (per barrel)                             $    26.09   $    17.13   $    27.88   $    19.00
     Gas (per mcf)                                $     3.08   $     1.84   $     3.53   $     2.04
Average production expense(1,2,3)                 $    16.31   $    10.00   $    16.58   $     8.99
Average gross profit(2,3)                         $     8.80   $     6.11   $    10.48   $     8.99
Average depletion expense(2,3)                    $     1.76   $     2.11   $     1.73   $     2.06
Average general and administrative expense(2,3)   $     1.00   $     0.77   $     1.13   $     0.88

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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the six months ended September 30, 2000, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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


Date: November 10, 2000