Form 10QSB
period 2000-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2001-02-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000


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


Shares of common stock outstanding on February 12, 2001: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements ..........................................   3

             Consolidated Balance Sheets - December 31, 2000
             and March 31, 2000 ............................................   3

             Consolidated Statements of Operations - Quarters and Nine
             Months Ended December 31, 2000 and December 31, 1999 ..........   5

             Consolidated Statements of Cash Flows - Nine Months Ended
             December 31, 2000 and December 31, 1999 .......................   6

             Notes to Consolidated Financial Statements ....................   7

    Item 2.  Management's Discussion and Analysis and Plan of Operation ....   8

             Results of Operations .........................................  11

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings .............................................  17

    Item 2.  Changes in Securities .........................................  17

    Item 3.  Defaults Upon Senior Securities ...............................  17

    Item 4.  Submission of Matters to a Vote of Security Holders ...........  17

    Item 5.  Other Information .............................................  17

    Item 6.  Exhibits and Reports on Form 8-K ..............................  17

    Signatures .............................................................  17


PART I.
                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                         December 31      March 31
                                                            2000            2000
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    582,000    $    265,000
     Accounts receivable
         Oil and gas sales                                   321,000         305,000
         Joint interest and other receivables                222,000         286,000
         Less: allowance for doubtful accounts               (50,000)        (50,000)
     Other current assets                                    106,000         132,000
                                                        ------------    ------------

                  Total current assets                     1,181,000         938,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              32,995,000      32,914,000
     Support equipment                                       318,000         303,000
                                                        ------------    ------------

                                                          33,313,000      33,217,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,821,000)    (31,674,000)
     Accumulated depreciation                               (276,000)       (262,000)
                                                        ------------    ------------

     Net property and equipment                            1,216,000       1,281,000
     Other non-current assets                                156,000         163,000
                                                        ------------    ------------

                  Total non-current assets                 1,372,000       1,444,000
                                                        ------------    ------------

Total Assets                                            $  2,553,000    $  2,382,000
                                                        ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                      December 31      March 31
                                                         2000            2000
                                                     ------------    ------------
Liabilities
Current liabilities
     Accounts payable                                $    170,000    $    484,000
     Accrued liabilities                                  411,000         246,000
     Current portion of long-term debt                    194,000         240,000
                                                     ------------    ------------

                  Total current liabilities               775,000         970,000
                                                     ------------    ------------

Long-term debt, less current portion                         --           221,000
                                                     ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                   --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                   17,000          17,000
     Additional paid-in capital                        22,692,000      22,692,000
     Accumulated deficit                              (20,908,000)    (21,495,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                           (23,000)        (23,000)
                                                     ------------    ------------

                  Total shareholders' equity            1,778,000       1,191,000
                                                     ------------    ------------

Total Liabilities and Shareholders' Equity           $  2,553,000    $  2,382,000
                                                     ============    ============


          See accompanying notes to consolidated financial statements.



                               Basic Earth Science Systems, Inc.
                             Consolidated Statements of Operations


                                      Nine Months Ended                 Quarters Ended
                                          December 31                     December 31
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales            $  2,148,000    $  1,436,000    $    764,000    $    539,000
     Well service revenue               22,000          28,000           6,000          12,000
                                  ------------    ------------    ------------    ------------

     Total revenue                   2,170,000       1,464,000         770,000         551,000
                                  ------------    ------------    ------------    ------------

Expenses
     Oil and gas production          1,126,000         848,000         339,000         367,000
     Production tax                    178,000         120,000          65,000          44,000
     Well service expenses              20,000          23,000           5,000           9,000
     Depreciation and depletion        150,000         201,000          51,000          81,000
     General and administrative         89,000          59,000          34,000          17,000
                                  ------------    ------------    ------------    ------------

     Total operating expenses        1,563,000       1,251,000         494,000         518,000
                                  ------------    ------------    ------------    ------------

     Income from operations            607,000         213,000         276,000          33,000
                                  ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income          11,000           6,000           5,000           2,000
     Interest expense                  (31,000)        (42,000)         (7,000)        (15,000)
                                  ------------    ------------    ------------    ------------

     Total other expense               (20,000)        (36,000)         (2,000)        (13,000)
                                  ------------    ------------    ------------    ------------

Income before income taxes             587,000         177,000         274,000          20,000
Income taxes                              --              --              --              --
                                  ------------    ------------    ------------    ------------

Net income                        $    587,000    $    177,000    $    274,000    $     20,000
                                  ============    ============    ============    ============

Basic weighted average number
     of shares outstanding          16,530,487      16,530,487      16,530,487      16,530,487
                                  ============    ============    ============    ============

Diluted weighted average number
     of shares outstanding          16,731,534      16,540,541      16,713,863      16,549,470
                                  ============    ============    ============    ============

Basic net income per share        $       .036    $       .011    $       .017    $       .001
                                  ============    ============    ============    ============

Diluted net income per share      $       .035    $       .011    $       .016    $       .001
                                  ============    ============    ============    ============


                 See accompanying notes to consolidated financial statements.

                                              5

                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows

                                                              Nine Months Ended
                                                                 December 31
                                                              2000         1999
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 587,000    $ 177,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation, depletion and amortization                150,000      201,000
     Change in current assets and current liabilities:
         Accounts receivable, net                             48,000     (192,000)
         Other assets                                         38,000       (4,000)
         Accounts payable and accrued liabilities           (149,000)     189,000
     Other                                                    11,000       22,000
                                                           ---------    ---------

Net cash provided by operating activities                    685,000      393,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (208,000)    (266,000)
     Support equipment                                       (15,000)      (2,000)
Purchase of lease and well equipment inventory               (24,000)        --
Proceeds from sale of lease and well equipment inventory      48,000         --
Proceeds from sale of oil and gas property and equipment      98,000      102,000
                                                           ---------    ---------

Net cash used in investing activities                       (101,000)    (166,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                     (267,000)    (140,000)
Proceeds from borrowing                                         --         50,000
                                                           ---------    ---------

Net cash used in financing activities                       (267,000)     (90,000)
                                                           ---------    ---------

Cash and cash equivalents:
Net increase                                                 317,000      137,000
Balance at beginning of period                               265,000       38,000
                                                           ---------    ---------

Balance at end of period                                   $ 582,000    $ 175,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  31,000    $  42,000


          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY. During the nine months ended December 31, 2000 Basic's current assets increased 26% from $938,000 at year end March 31, 2000 (March 31) to $1,181,000 at December 31, 2000 (December 31) while current liabilities decreased 20% from $970,000 at March 31 to $775,000 at December 31. Consequently, the Company's current ratio increased from 0.97:1 at March 31 to 1.52:1 at December 31. A specific bank covenant requires the maintenance of a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. At December 31 the Company was in compliance with all bank covenants and Basic's current ratio was approximately 2.03:1 compared to 1.28:1 at March 31 as calculated per the provisions of the covenants.

The increase in current assets was primarily the result of a $317,000 increase in cash and cash equivalents fueled by higher oil and gas prices. Partially offsetting this increase was a $26,000 (20%) decrease in Other Current Assets and a $64,000 (22%) decrease in Joint Interest and Other Receivables. Included in Other Current Assets is the Company's lease and well equipment inventory that is held for re-sale. In August Basic sold from this inventory two pumping units for their carrying value of $31,000. As for Joint Interest and Other Receivables, the decrease was primarily due to a drop in the level of workover activity (operating expenses beyond the normal day-to-day operations and maintenance) on Company-operated wells in the November/December period compared to the February/March period.

As for the drop in current liabilities, the continued strong cash flow fueled by the current level of oil prices has allowed Basic the opportunity to pay down its trade accounts payable by 65%, from $484,000 at March 31 to $170,000 at December 31. Also, the drop in the level of workover activity mentioned above contributed to the decrease in trade accounts payable. The 67% increase in accrued liabilities from $246,000 at March 31 to $411,000 at December 31 can be attributed primarily to two factors. First, effective May 1, Basic purchased an approximate 5.9% working interest (approximate 4.2% net revenue interest) in two gas wells in Matagorda County, Texas. The Company took over as operator and is responsible for distribution of the gas and condensate revenues to the 100% working interest. Revenue received but not yet distributed added approximately $77,000 to accrued liabilities at December 31 relative to March 31. Second, effective July 1, as a result of higher oil prices the state of Montana eliminated stripper-well production tax incentives. This increased Basic's severance tax liability to Montana for the quarter ended December 31 approximately $45,000 compared to the tax liability for the quarter ended March
31. The decrease in current portion of long-term debt is discussed in the following "Debt" section.

DEBT. Under the terms of the loan agreement with its bank at March 31, the Company had a borrowing base of $461,000 with no remaining borrowing capacity. Effective June 29, 2000 the loan agreement was amended such that Basic's borrowing capacity was increased $120,000 to facilitate the previously disclosed acquisition in Matagorda County, Texas. It should be noted that these funds were never utilized. Offsetting this increase, under the terms of the loan agreement, the borrowing base was reduced $20,000 per month. As a result, at December 31 the borrowing base is $401,000.

Effective July 1, 2000 Basic sold at auction its non-operated working interests in two gas wells. Net proceeds from the sale of these properties were $87,000. These funds were used to pay down the Company's long-term debt. With this debt reduction and $20,000 monthly principal payments for the nine months ended December 31, the outstanding principal balance was reduced to $194,000 by December 31.

Taking advantage of its strong cash position at December 31, the Company essentially retired its bank debt on January 26, 2001. At that time Basic paid off $193,000 in principal leaving an outstanding balance of $1,000. By leaving a $1,000 balance the Company's borrowing facility was not extinguished. Accordingly, as of February 12, 2001, Basic has $381,000 in unused borrowing capacity under this loan agreement. While the Company has no immediate plans to use this loan facility, opportunities may arise whereby Basic may draw on this facility prior to its scheduled expiration on December 31, 2001.

Prior to December, the Company expects to commence negotiations to put a new, expanded loan facility in place.

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

At December 31 the Company had no hedging contracts in place. This should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal 2001. In addition, as mentioned in the "Debt" section above, Basic currently has $381,000 available in additional borrowing capacity.

In February 1999, under difficult financial constraints and with the uncertainty of future oil prices, Basic decided to move its corporate office from downtown Denver to a Denver suburb in an effort to cut expenses and improve cash flow. Although the move was financially beneficial, it was difficult for management to keep informed of critical developments in the Denver oil community. With current oil price levels and the Company's much improved financial condition, management is currently negotiating to once again lease office space in downtown Denver. In addition, management intends to convert to a new accounting system beginning with the new fiscal year on April 1, 2001. It is anticipated that these changes will take place within the next six weeks and that the increase in office rent expense and the cost of training and implementing the new accounting system will increase general and administrative expenses in the fourth quarter of the current fiscal year.

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

During the quarter just ended the Company placed one additional well on production in Fallon County, Montana. The well is averaging 12 barrels of oil per day with Basic owning a 45% working interest. The Company plans to continue similar efforts on other properties in the current quarter.

ACQUISITIONS. Given almost two years of oil prices higher than its long-term average, the market for producing oil and gas has become extremely competitive and inflated. Furthermore, a return to more modest prices could substantially undermine the value paid for a particular property. This environment has given Basic's management great pause when considering bidding on new properties. However, the Company will continue to evaluate properties that are made available for sale. Nevertheless, there can be no assurances that Basic will pursue acquisitions as aggressively as it has in the past or that offers the Company may submit will be accepted or that funds in excess of its available cash and additional borrowing capacity will be available to pursue such opportunities.

DRILLING. While drilling is not a major focus of the Company's strategy, given its increased cash flow and the increased risk of acquiring producing properties, Basic may shift its efforts and dollars into a stronger focus on drilling. Basic anticipates that initial efforts would begin with developing reserves upon properties which Basic already has an interest. As always, the Company would limit participation to high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. The Company holds a number of marginal, operated and non-operated properties in several states. Basic intends to continue its efforts to plug or sell these wells.

RESULTS OF OPERATIONS
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the nine months ended December 31, 2000 (2000) resulted in net income of $587,000 compared to net income of $177,000 for the nine months ended December 31, 1999 (1999).

REVENUES. Oil and gas sales revenue increased $712,000 (50%) in 2000 over 1999. Oil sales revenue increased $662,000 (52%). A significant jump in oil prices contributed $606,000 to this increase in oil sales revenue while an increase in oil sales volume added $56,000. Hedging losses totaling $81,000 in 2000 and $20,000 in 1999 negatively impacted oil sales revenue. Gas sales revenue increased $50,000 (33%) in 2000 from 1999. A decrease in gas sales volume accounted for a $35,000 drop in gas sales revenue. However, this was more than offset by an $85,000 increase resulting from a rise in gas prices.

VOLUMES AND PRICES. Total liquid sales volume increased 4%, from 68,600 barrels in 1999 to 71,500 barrels in 2000 while there was a 45% increase in the average price per barrel from $18.71 in 1999 to $27.19 in 2000. The hedging losses mentioned above reduced the average price per barrel $1.13 in 2000 while the effect of the hedging loss in 1999 was insignificant. Total gas sales volume decreased 23%, from 78,300 Mcf in 1999 to 60,100 Mcf in 2000 while the average price per Mcf increased 72%, from $1.96 in 1999 to $3.38 in 2000.

Although there was a modest increase in oil sales volume, four factors negatively impacted sales volume. The first two factors were normal production decline and a loss of sales (8,600 barrels) from four wells that management elected to shut in pending further evaluation. In addition, there was a decline of approximately 600 barrels pertaining to wells that were sold. And finally, management estimates that sales were down approximately 1,000 barrels due to severe weather conditions that knocked out power to a number of the Company's wells in Montana and North Dakota. Although one well was down for two months, most wells were restored to production within two to four weeks.

These negative factors were more than offset by gains in sales volume generated from three sources. First, ten new wells contributed 4,500 barrels to 2000 sales. These wells were either purchased subsequent to the 1999 period or contributed only negligible amounts to 1999 sales as they were put on production near the end of the period. Second, three recompleted wells increased 2000 sales by 11,100 barrels. And finally, Basic realized an additional 2,400 barrels from three wells that were shut in during all or a portion of 1999 due to low oil prices and placed back on production near the end of or subsequent to December 31, 1999.

The decrease in gas sales volume from 1999 to 2000 was primarily due to normal production decline and the loss of sales (12,900 Mcf) from non-operated properties that were sold. In addition, Basic realized lower than expected production from four gas wells in Weld County, Colorado. High gas line pressures adversely affected these wells and the Company anticipates a restoration of previous volumes once the line pressures decline.

The wells mentioned in this section that were sold were in line with the Company's strategy of divesting itself of marginal operated and non-operated properties.

EXPENSES. Oil and gas production expense increased $278,000 (33%) in 2000 over 1999. The main sources of the increase are the same wells that had a positive impact on oil sales volumes in 2000 mentioned above. The ten new wells purchased at the end of the 1999 period or subsequent to December 31, 1999 added $83,000 to production expense in 2000. In addition to these ten wells, Basic acquired three other wells that were shut in at the time of purchase. These wells added $26,000 to production expense in 2000. Of this amount, $23,000 was spent attempting to re-establish production on one of the wells. The Company is still evaluating the results of its efforts. The three recompletions increased 2000 production expense $161,000 over 1999 and the three wells that were shut in for all or a portion of 1999 and placed back on production added $57,000. In addition, Basic incurred additional expenses of $115,000 in 2000 over 1999 in an effort to enhance production from the Company's waterflood project in Webb County, Texas. These increases were only partially offset by a decrease in oil and gas production expense from properties that were either sold ($19,000) or shut in ($167,000) subsequent to December 31, 1999.

Production taxes increased $58,000 (48%) as a result of two factors. First, production taxes are a function of oil and gas sales revenue. Therefore, the increase in oil and gas sales revenue directly resulted in an increase in production taxes. Second, effective July 1, 2000, the state of Montana eliminated stripper-well production tax incentives due to high oil prices.

As a result of a 35% increase in oil and gas production expense and production taxes combined and only a slight decrease in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 35% from $11.86 in 1999 to $15.97 in 2000. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would once again be shut in should oil prices begin to drop.

Depreciation and depletion expense decreased $51,000 (25%) in 2000 from 1999. Production levels and changes in reserve estimates affect depreciation and depletion rates. The slight decline in equivalent barrel production in 2000 relative to 1999 combined with a significant increase in estimated oil and gas reserves at year end March 31, 2000 over March 31, 1999 caused the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) to drop from 14.6% in 1999 to 10.7% in 2000. As a result, the depletion rate per equivalent barrel decreased from $2.42 in 1999 to $1.80 in 2000.

Gross general and administrative (G&A) expense increased $67,000 (33%) in 2000 over 1999 while net G&A increased $30,000 (51%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to three factors. First, was the reinstatement of the Company president's salary and other employee benefits. The president's salary was voluntarily reduced 50% in 1999 and other employee benefits were suspended to improve cash flow during the period of depressed oil prices. As prices recovered and showed signs of stabilizing in the $20-$30 per barrel range, the president's salary was restored in December 1999 to its original level. Also, as the Company's cash flow has continued to improve, other employee benefits have been reinstated during the past nine months. The second factor contributing to the increase in gross G&A was the additional expenses incurred with respect to Basic's change in independent auditors for the year ended March 31, 2000 and the previous auditor's review of the Company's Form 10-KSB. And the last factor was the increased use of financial consulting services in 2000 relative to 1999. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 67% in 2000 compared to 71% in 1999. Net general and administrative expense per equivalent barrel increased 49% from $0.73 in 1999 to $1.09 in 2000.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $16,000 (44%) from a net expense of $36,000 in 1999 to a net expense of $20,000 in 2000. The decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt and increased interest income due to Basic's improved cash position.

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

OVERVIEW. Operations in the quarter ended December 31, 2000 (2000) resulted in net income of $274,000 compared to net income of $20,000 in the quarter ended December 31, 1999 (1999).

REVENUES. Oil and gas sales revenue increased $225,000 (42%) in 2000 over 1999. Oil sales revenue increased $205,000 (42%). Higher oil sales volume accounted for a $30,000 increase while a jump in oil prices contributed $175,000. While there were no gains or losses from hedging in 2000, oil sales revenue in 1999 was negatively impacted by hedging losses totaling $14,000. Gas sales revenue increased $20,000 (40%) in 2000 over 1999. A decrease in gas sales volume accounting for a drop of $12,000 was more than offset by a $32,000 benefit from higher gas prices.

VOLUMES AND PRICES. Total liquid sales increased 6%, from 22,300 barrels in 1999 to 23,600 barrels in 2000 while there was a 34% jump in the average price per barrel from $21.98 in 1999 to $29.41 in 2000. The hedging losses in 1999 did not have a material effect on the average price per barrel received in that quarter. Total gas sales decreased 23%, from 22,300 Mcf in 1999 to 17,100 Mcf in 2000, while the average price per Mcf increased 84%, from $2.24 in 1999 to $4.12 in 2000.

Concerning the increase in oil sales volume, normal production decline and a loss of 2,900 barrels from four wells that management elected to shut in pending further evaluation were more than offset by a gain in sales volume generated from three sources. First, seven new wells contributed 1,600 barrels to 2000 sales. Second, three recompleted wells increased 2000 sales by 3,600 barrels. And finally, Basic realized an additional 1,500 barrels from two wells that were shut in during all or a portion of the 1999 period due to low oil prices and placed back on production subsequent to December 31, 1999.

The decrease in gas sales volume can again be attributed to normal production decline, loss of sales (4,800 Mcf) from non-operated properties that were sold and lower than expected production from the four gas wells in Weld County, Colorado.

EXPENSES. Oil and gas production expense decreased $28,000 (8%) in 2000 from 1999. New wells purchased at the end of the 1999 period or subsequent to December 31, 1999 added $35,000 to production expense in 2000. The three wells that were recompleted increased 2000 production expense $24,000 over 1999 while the two wells that were shut in for all or a portion of 1999 and were placed back on production added $16,000 to production expense in 2000. These increases plus higher workovers and repairs on other properties were more than offset by a decrease in oil and gas production expense from properties that were either sold ($7,000) or shut in ($136,000) subsequent to December 31, 1999.

Normal lease operating expense, which includes daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs are relatively stable and predictable from quarter to quarter. Alternatively, workovers, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. These workovers are included in oil and gas production expense and typically account for the more dramatic fluctuations in this expense from quarter to quarter. As such, management cautions that workovers in the quarter ended December 31, 2000 were lower than normal compared to the first and second quarters in the nine months ended December 31, 2000. One reason for the lower than normal workovers was the severe weather conditions experienced in November and December in Montana and North Dakota. But mainly the lower workover expense in the third quarter was random and thus should not be considered a trend in light of the unpredictable nature of downhole repairs.

Production taxes increased $21,000 (48%) as a direct result of the increase in oil and gas sales revenue and the elimination of stripper-well production tax incentives in Montana. A 2% decrease in oil and gas production expense and production taxes combined together with equivalent barrel sales volume that was flat from 1999 to 2000 resulted in the overall lifting cost per equivalent barrel decreasing from $15.86 in 1999 to $15.28 in 2000.

Depreciation and depletion expense decreased $30,000 (37%) in 2000 from 1999. Again, this was due to the significant increase in estimated oil and gas reserves at year end March 31, 2000 over March 31, 1999 that caused the depletion rate to drop from 5.9% in 1999 to 3.6% in 2000. As a result, the depletion rate per equivalent barrel decreased from $3.07 in 1999 to $1.87 in 2000.

Gross general and administrative expense increased $26,000 (38%) in 2000 over 1999 while net general and administrative expense increased $17,000 (100%). The increase in gross G&A expense was again primarily due to the reinstatement of the Company president's salary and other employee benefits discussed above. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 64% in 2000 compared to 75% in 1999. Net general and administrative expense per equivalent barrel increased 100% from $0.64 in 1999 to $1.28 in 2000.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $11,000 (85%) from a net expense of $13,000 in 1999 to a $2,000 net expense in 2000. Again, the decrease was primarily the result of reduced interest expense due to a lower average outstanding balance due on the Company's bank debt in 2000 compared to 1999 and higher interest income resulting from Basic's improved cash position.

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                     Nine Months Ended          Quarters Ended
                                                        December 31               December 31
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   -----------
Sales volume
     Oil (barrels)                                    71,500       68,600       23,600        22,300
     Gas (mcf)                                        60,100       78,300       17,100        22,300

Revenue
     Oil                                          $1,945,000   $1,283,000   $  694,000   $   489,000
     Gas                                             203,000      153,000       70,000        50,000
                                                  ----------   ----------   ----------   -----------

                                                   2,148,000    1,436,000      764,000       539,000
Total production expense(1)                        1,304,000      968,000      404,000       411,000
                                                  ----------   ----------   ----------   -----------

Gross profit                                      $  844,000   $  468,000   $  360,000   $   128,000
                                                  ==========   ==========   ==========   ===========

Depletion expense                                 $  147,000   $  198,000   $   50,000   $    81,000

Average sales price(2)
     Oil (per barrel)                             $    27.19   $    18.71   $    29.41   $     21.98
     Gas (per mcf)                                $     3.38   $     1.96   $     4.12   $      2.24
Average production expense(1,2,3)                 $    15.97   $    11.86   $    15.28   $     15.86
Average gross profit(2,3)                         $    10.36   $     5.73   $    13.62   $      4.90
Average depletion expense(2,3)                    $     1.80   $     2.42   $     1.87   $      3.07
Average general and administrative expense(2,3)   $     1.09   $     0.73   $     1.28   $      0.64

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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the nine months ended December 31, 2000, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton
-------------------------
Ray Singleton, President

/s/ David Flake
-------------------------
David Flake, Chief Financial Officer and
Principal Accounting Officer

Date: February 12, 2001