Form 10KSB
period 2001-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2001-06-29
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
                            1801 Broadway, Suite 620
                           Denver, Colorado 80202-3835

                            Telephone (303) 296-3076

Incorporated in Delaware                                      IRS ID# 84-0592823

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days. Yes X   No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $3,000,000

As of June 22, 2001, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,808,000. The proxy statement for the 2001 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 2001

                                Table of Contents

Part I:                                                                     Page
                                                                            ----
         Item 1.  Description of Business .................................    3

         Item 2.  Description of Property .................................    7

         Item 3.  Legal Proceedings .......................................    9

         Item 4.  Submission of Matters to a Vote of Security Holders .....    9

Part II:

         Item 5.  Market for Common Equity and Related Stockholder Matters     9

         Item 6.  Management's Discussion and Analysis and
                  Plan of Operation .......................................   10

         Item 7.  Consolidated Financial Statements .......................   17

         Item 8.  Changes In and Disagreements With Accountants
                  On Accounting and Financial Disclosure ..................   36

Part III:

         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act .......................   36

         Item 10. Executive Compensation ..................................   36

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management ..........................................   36

         Item 12. Certain Relationships and Related Transactions ..........   36

Part IV:

         Item 13. Exhibits and Reports on Form 8-K ........................   37

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

Company Developments
--------------------

The fiscal year ended March 31, 2001 marked the second consecutive year of strong oil prices and a correspondingly successful year for the Company. Healthy prices served to substantially increase both cash flow from operations and profits, thereby enabling Basic to use its cash surplus to effectively pay off its bank debt. As a result, the Company ended the year with a much improved balance sheet.

During the year the Company continued to pursue acquisitions, albeit in a less aggressive fashion. Basic completed the acquisition of four properties, only one of which to date has provided significant positive cash flow. Two of these properties have development opportunities that have yet to be exploited. The Company's efforts to exploit other existing properties began on a positive note with the successful recompletion of one of its Colorado gas wells. In addition, during the year the Company began the process of bringing on-line several properties that it had acquired the previous year.

Finally, at yearend, in an effort to increase Basic's exposure in the Denver oil community, the Company relocated its office to a downtown Denver location. Management believes that this move will facilitate Basic's interaction with other oil and gas companies and enhance its exposure to new opportunities within the region.

Contemplated Activities
-----------------------

In the past, the Company's long-term strategy focused on the acquisition of producing properties with subsequent enhancement and exploitation. With oil prices in the $25-$30 per barrel range, management believes that the risks associated with property acquisitions have increased substantially. Based on this belief management expects to curtail its acquisition efforts. Despite this curtailment, the Company continues to hold an inventory of development and recompletion projects from previous acquisitions. Given Basic's strengthened financial condition, management intends to pursue many of these projects within the next six months. The Company has budgeted between $500,000 and $1,000,000 in conjunction with this effort. This level of capital expenditures at Basic is unprecedented since the mid-1980s.

Following this exploitation effort, the Company foresees the need to shift its strategy from acquiring production to pursuing drilling opportunities that if successful will increase its production and reserves. Basic believes this can be accomplished initially by participating in projects developed by others or development drilling in or near its existing production. It is management's belief that a number of such opportunities exist.

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

The Company believes that substantially all domestic oil, which is produced, can be readily sold at prevailing market prices. The oil prices the Company receives are typically $2.25 to $2.50 lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

In the year ended March 31, 2001 Basic sold 67 percent of its oil and gas production to two purchasers: 45 percent to Murphy Oil USA, Inc. and 22 percent to Norco Crude Gathering, Inc. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

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

Certain Risks
-------------

VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility is expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's oil and gas reserves.

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this Form 10-KSB (see Note 12 to the Consolidated Financial Statements) represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day; the last day of the Company's fiscal year.

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

Reserves, as calculated by SEC regulations and referred to in this Form 10-KSB, should not be construed as the current market value of the estimated oil and gas attributable to the Company's properties. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and incidence of expenses in connection with both extraction costs and development costs. In addition, the 10% discount factor, which is required to be used for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect at the time of calculation.

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

Forward-Looking Statements
--------------------------

This Form 10-KSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, the statements under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis and Plan of Operation" and the statements located elsewhere herein regarding the Company's financial position and liquidity, the amount of and its ability to make debt service payments should it utilize some or all of its available borrowing capacity, its strategies, either existing or anticipated, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements included in this Form 10-KSB.

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

At March 31, 2001 the Company had nine full-time employees: four at its main office in Denver and five field laborers at its subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to eight contract field workers the Company has on retainer, Basic at times hires up to five contract, technical/professional personnel in its main office on a project by project basis.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATION AND IMPACT. At March 31, 2001, Basic owned a working interest in 61 producing oil wells and 5 producing gas wells. The Company currently operates 51 wells in four states: North Dakota, Montana, Colorado and Texas. These operated wells contributed approximately 78 percent of Basic's total liquid hydrocarbon sales and approximately 74 percent of total gas sales in the year ended March 31, 2001. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin. Substantially all producing properties are encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                              Gross Wells            Net Wells
                            ---------------     --------------------
                             Oil       Gas        Oil          Gas
                            ------    -----     -------      -------
          Colorado              --        4        --           2.40
          Louisiana              1       --        0.01          --
          Montana               20       --       11.46          --
          North Dakota          21       --       10.90          --
          Texas                 19        1       17.17         0.06
                            ------    -----     -------      -------

          Total                 61        5       39.54         2.46
                            ======    =====     =======      =======

PRODUCTION. Specfic production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 2001 the discounted present value of Basic's estimated proved reserves was approximately $4,001,000, reflecting a 12% decrease from the previous year's estimated reserves of $4,551,000. This decrease was primarily the result of an increase in estimated future lease operating and workover expenses. The analysis of Basic's estimated oil and gas reserves can be found in
Note 12 to the Consolidated Financial Statements.

LEASEHOLD ACREAGE. The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or "held-by-production." Basic's acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company's "raw material" and, therefore, its potential to replace reserves in the future. Basic's strategy was the acquisition of producing properties. Given this strategy, there was no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to exploration companies. Management believes this is a reflection of the Company's previous strategy rather than its ability to replace reserves.

                              Developed Acreage  Undeveloped Acreage
                              -----------------  -------------------
                               Gross     Net       Gross     Net
                               ------   ------     ------   ------
                Colorado          640      384       --       --
                Louisiana         205        1       --       --
                Montana         6,414    3,447      2,600      826
                North Dakota    6,252    3,122      1,391      425
                Texas           2,920    2,272         80       65
                Wyoming           634      242      1,000      481
                               ------   ------     ------   ------

                Total          17,065    9,468      5,071    1,797
                               ======   ======     ======   ======


FIELD SERVICE EQUIPMENT. At March 31, 2001 the Company's subsidiary, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, three pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. During most of the year ended March 31, 2001 Basic leased office space in a building owned by the president of the Company (see Note 10 to the Consolidated Financial Statements). In March 2001 Basic moved from this location to downtown Denver. Pursuant to the current lease agreement, the Company leases approximately 2,300 square feet of office space from an independent third party for approximately $3,800 per month. The lease term is for a two-year period ending February 28, 2003. For additional information see Note 6 to the Consolidated Financial Statements.

                                     ITEM 3
                                LEGAL PROCEEDINGS

None.


                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fourth quarter ended March 31, 2001.


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

                                                            High        Low
                                                           ------      ------
Year Ended March 31, 2000
-------------------------

First Quarter............................................. $ .035      $ .021
Second Quarter............................................   .045        .035
Third Quarter.............................................   .045        .040
Fourth Quarter............................................   .335        .045

Year Ended March 31, 2001
-------------------------

First Quarter............................................. $ .250      $ .080
Second Quarter............................................   .140        .105
Third Quarter.............................................   .125        .100
Fourth Quarter............................................   .190        .110

The closing bid price on June 22, 2001 was $0.16. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 2001, Basic had approximately 2,331 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Liquidity Outlook
-----------------

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal 2002. In addition, as mentioned in the "Debt" section below, Basic had an available borrowing capacity of $320,000 as of May 23, 2001.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. The Company currently has a Declining Balance, Revolving Line of Credit with Wells Fargo Bank West, N.A. (formerly known as Norwest Bank of Colorado, N.A.). On March 3, 2000 this loan agreement was amended to extend the expiration of the credit facility from April 1, 2000 until December 31, 2001.

With favorable oil price conditions resulting in substantially improved cash flow and the sale of non-operated working interests in two gas wells netting the Company $87,000, Basic was able to essentially retire its bank debt by the end of January 2001. The Company left an outstanding loan balance of $1,000 so that the borrowing facility would not be extinguished. As of May 23, 2001 Basic's unused borrowing capacity was $320,000. Pursuant to the loan agreement, this borrowing capacity declines at a rate of $20,000 per month until the credit facility expires, regardless of the unused borrowing capacity, on December 31, 2001. With its current strong cash position, the Company has no immediate plans to draw on this line of credit. Nevertheless, opportunities may arise whereby Basic may utilize this facility. Pursuant to the current agreement, however, any outstanding loan balance will be due and payable in full on December 31, 2001. A commitment fee of 0.5% is charged for any unused portion of the credit line. Additional information concerning the Company's debt appears in Note 5 to the Consolidated Financial Statements.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. At March 31, 2001 the Company had no hedging contracts in place. At March 31, 2000, Basic had two open option contracts to hedge future deliveries with a June 2000 maturity date for both contracts. During the year ended March 31, 2001 Basic incurred a net loss of $9,000 on these two option contracts.

In addition to the option contracts, on August 31, 1999, Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used was a "Zero-Cost Collar" whereby Basic was protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but forfeited any additional revenue when oil prices exceeded the NYMEX cap price of $22.12. For the years ended March 31, 2001 and 2000 Basic had hedging losses of approximately $72,000 and $57,000, respectively, under this "Zero-Cost Collar" contract.

Total realized losses on all hedging contracts were approximately $81,000 and $73,000 during the years ended March 31, 2001 and March 31, 2000, respectively. Basic did not hedge any gas production during the past year. Additional information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

WORKING CAPITAL. At March 31, 2001 the Company had a working capital surplus of $650,000 (a current ratio of 1.94:1) compared to a working capital deficit at March 31, 2000 of $32,000 (a current ratio of 0.97:1). A specific bank covenant requires the maintenance of a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. During both years the Company was in compliance with all bank covenants; at March 31, 2000 its current ratio was 1.28:1 as calculated per the provisions of the covenants.

The increase in working capital was primarily due to the paydown of substantially all of the Company's bank debt and a substantial increase in cash and cash equivalents resulting from a strong cash flow brought on by higher oil and gas prices.

With respect to current assets, oil and gas sales receivable increased $35,000 (11%) from $305,000 at March 31, 2000 to $345,000 at March 31, 2001. This
increase was due to higher oil and gas prices at the end of fiscal year end 2001 relative to fiscal year end 2000. The $33,000 (12%) decrease in joint interest and other receivables from $286,000 at March 31, 2000 to $253,000 at March 31, 2001 was due a lower level of workover activity on company-operated properties at year end 2001 relative to year end 2000. The $56,000 (42%) decrease in other current assets from $132,000 at March 31, 2000 to $76,000 at March 31, 2001 was due to the sale of lease and well equipment inventory and payment of a note receivable from Basic's president. See also Note 3 to the Consolidated Financial Statements for a discussion of Other Current Assets.

With respect to current liabilities, accounts payable decreased $258,000 (53%) from $484,000 at March 31, 2000 to $226,000 at March 31, 2001 primarily as a result of the higher level of workover and capital expenditure activity at year end 2000 relative to year end 2001. Accrued liabilities increased $216,000 (88%) from $246,000 at March 31, 2000 to $462,000 at March 31, 2001. This increase was primarily due to Basic's purchase in May 2000 of an approximate 5% working interest in two gas wells (one producing and one shut-in) in Matagorda County, Texas. Basic is the operator and also disburses 100% of the gas revenues and approximately 71% of the condensate revenues from this well. Thus, the increase in accrued liabilities was primarily attributable to gas and condensate revenue received by Basic prior to year end 2001 that had not yet been distributed to the other working interest and royalty owners.

CASH FLOW. As previously mentioned, the Company's primary source of funding is the cash flow from its operations. Cash flows from operating activities increased 73% from $612,000 in fiscal 2000 to $1,060,000 in fiscal 2001. This increase is a direct result of higher average oil and gas prices received in fiscal 2001 relative to fiscal 2000.

Net cash used in investing activities decreased 47% from $276,000 in fiscal 2000 to $145,000 in fiscal 2001. Capital expenditures in fiscal 2001 included $95,000 for property acquisitions and $105,000 for recompletions and lease equipment improvements. Capital expenditures in fiscal 2000 included $110,000 for acquisitions and $160,000 for recompletion and lease equipment improvements. Basic also spent $59,000 and $81,000 in fiscal 2001 and fiscal 2000, respectively, to plug and abandon various properties. Pursuant to full cost pool accounting guidelines, this amount is included in capital expenditures for oil and gas properties on the Consolidated Statement of Cash Flows and in the full cost pool on the Consolidated Balance Sheets.

With respect to its financing activities, the Company had a net reduction of its outstanding bank debt of $460,000 in fiscal 2001 compared to a net reduction of $109,000 in 2000. The net reduction in fiscal 2001 reduced the Company's bank debt to $1,000. See Note 5 to the Consolidated Financial Statements for further discussion of Basic's credit facility.

CAPITAL EXPENDITURES. With a greatly improved cash position and an available borrowing capacity currently in excess of $300,000, Basic anticipates spending between $500,000 and $1,000,000 during the first six months of fiscal year end 2002 to exploit its development opportunities on properties it has acquired over the past couple of years. The Company intends to pursue these opportunities as long as oil prices remain at current levels and the exploitation costs can be funded with cash flow from operations and/or any available borrowing capacity on its credit facility.

As far as further acquisitions are concerned, given the current level of oil and gas prices, the market for producing oil and gas properties has become extremely competitive and inflated. Furthermore, a return to more modest prices could substantially undermine the value paid for a particular property. This environment has forced Basic's management to take a conservative approach when considering bidding on new properties. Nevertheless, the Company will continue to evaluate suitable properties that are available for sale. However, there can be no assurances that Basic will pursue acquisitions as aggressively as it has in the past or that offers the Company may submit will be accepted. In addition, should Basic identify and decide to pursue larger opportunities where the price exceeds the Company's existing cash and borrowing capacity, there can be no assurances that additional financing will be available.

While drilling has not been a major focus of the Company's strategy in recent years, given its improved cash flow and the increased risk of acquiring producing properties, Basic may shift its efforts and dollars into a stronger focus on drilling. Basic anticipates that initial efforts would begin with developing reserves upon properties which Basic already has an interest. As always, the Company would limit participation to high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

DIVESTITURES/ABANDONMENTS. The Company still holds a number of marginal, operated and non-operated properties that are no longer consistent with its operating strategy. Basic intends to continue its efforts to sell those wells where possible and plug those wells where necessary.

OTHER. The Company recorded a valuation allowance of $1,541,000 at March 31, 2001 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects management's belief that the benefits from the deferred tax assets will more than likely not be realized.

IMPACT OF INFLATION. Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and debt repayment requirements, the Company requires capital to fund the development and enhancement of acquired properties and to fund the acquisition of additional properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, the Company has only a very limited available debt capacity. Therefore, should management identify attractive acquisition opportunities, there can be no assurance that the necessary funds will be available. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally-generated cash flow from operations.

OTHER COMMITMENTS. As of May 23, 2001, the Company has no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office and software leases.

Results of Operations
---------------------

Fiscal 2001 Compared with Fiscal 2000

OVERVIEW. Operations in the year ended March 31, 2001 (2001) resulted in net income of $864,000 compared to net income of $353,000 in the year ended March 31, 2000 (2000).

REVENUES. Oil and gas sales revenue increased $786,000 (36%) in 2001 over 2000. Oil sales revenue alone increased $650,000 (33%). The effect of higher oil prices accounted for an increase of $672,000; however, lower oil sales volume reduced this amount by $22,000. Gas sales revenue alone increased $136,000 (66%) in 2001 over 2000. Higher gas prices resulted in an increase of $172,000; however, this amount was reduced by $36,000 as a result of lower gas sales volume.

VOLUMES AND PRICES. Total liquid sales decreased 1%, from 98,000 barrels in 2000 to 97,000 barrels in 2001, while the average price per barrel increased 34% from $20.11 in 2000 to $27.02 in 2001. Total gas sales decreased 18%, from 102,000 Mcf in 2000 to 84,000 Mcf in 2001, while the average price per Mcf increased 102%, from $2.02 in 2000 to $4.08 in 2001.

There were two primary factors that negatively impacted liquid sales volume. One was normal production decline and the other was a loss of 9,000 barrels in 2001 from four wells that management elected to shut in pending further evaluation. These negative factors were substantially offset by gains in liquid sales volume generated from two sources. First, production from twelve new wells contributed 6,400 barrels to 2001 sales. These wells were either purchased subsequent to the 2000 period or contributed only partially to 2000 sales. And second, three recompleted wells increased 2001 sales by 10,100 barrels.

The decrease in gas sales volume from 2000 to 2001 was primarily due to normal production decline and the loss of sales (17,700 Mcf) from non-operated properties that were sold. These decreases were only partially offset by the following: an increase of 9,800 Mcf resulting from the acquisition of three properties during 2001, the recompletion of three wells that provided an additional 3,500 Mcf in 2001 over 2000 and an increase of 4,900 Mcf from one well that had been shut in since December 1998 and placed back on production in February 2000.

EXPENSES. Oil and gas production expense increased $169,000 (13%) in 2001 over 2000. The main sources of the increase are the same wells that had a positive impact on oil sales volumes in 2001 mentioned above. Sixteen new wells purchased at the end of 2000 or in 2001 added $150,000 to production expense in 2001. Since some of these wells were shut-in or in need of workovers or extensive repairs when Basic acquired them, the initial cost of putting these wells back on production and optimizing production had a significant impact on production expense in 2001. In addition, the three recompletions increased 2001 production expense $137,000 over 2000. Also, Basic incurred additional expenses of $142,000 in 2001 over 2000 in an effort to enhance production from the Company's waterflood project in Webb County, Texas. These increases were only partially offset by a decrease in oil and gas production expense from properties that were either sold ($23,000) or shut in ($257,000) during all or a part of 2001.

Production taxes increased $77,000 (48%) primarily as a result of the fact that production taxes are a function of oil and gas sales revenue. In addition, effective July 1, 2000, the state of Montana eliminated stripper-well production tax incentives due to the higher level of oil prices. Production taxes were 8.0% and 7.3% of oil and gas sales revenue in 2001 and 2000, respectively.

As a result of the increases in both oil and gas production expense and production taxes, the overall lifting cost per equivalent barrel increased 21%, from $12.97 in 2000 to $15.66 in 2001.

Depreciation and depletion expense decreased $11,000 (6%) in 2001 from 2000. This decrease was primarily due to a 4% decline in equivalent barrel production in 2001 relative to 2000 while equivalent barrel reserves remained flat from year to year (see Note 12 to the Consolidated Financial Statements). As a result, the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year) dropped from 13.2% in 2000 to 12.7% in 2001. Likewise, the depletion expense per equivalent barrel declined 2% from $1.69 in 2000 to $1.65 in 2001.

Gross general and administrative (G&A) expense increased $107,000 (36%) while net G&A expense increased $68,000 (72%) in 2001 over 2000. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to three factors. First, was the reinstatement of the Company president's salary and other employee benefits. The president's salary was voluntarily reduced 50% in March 1999 and other employee benefits were suspended to improve cash flow during the period of depressed oil prices. As prices recovered and showed signs of stabilizing in the $20-$30 per barrel range, the president's salary was restored in December 1999 to its original level. Also, as the Company's cash flow continued to improve, other employee benefits were reinstated during 2001. The second factor contributing to the increase in gross G&A was the additional expenses incurred with respect to Basic's change in independent auditors for the year ended March 31, 2000. And the last factor was the expenses related to the Company's relocation to downtown Denver, including an increase in office rent expense and the additional license fee and lease expense with respect to Basic's new accounting software program (see Note 6 to the Consolidated Financial Statements). The percentage of gross G&A expense that the Company was able to charge out to operated wells was 59% in 2001 compared to 67% in 2000. The decrease in 2001 is a reflection of the increase in gross G&A expense. Net general and administrative expense per equivalent barrel increased 80% from $0.81 in 2000 to $1.46 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $29,000 (63%) from a net expense of $46,000 in 2000 to a $17,000 net expense in 2001. This decrease was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt and higher interest income resulting from higher cash and cash equivalent balances in 2001 relative to 2000.







                           (Intentionally left blank)

Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                    2001       2000       1999
                                                  --------   --------   --------
Production:
         Oil (barrels) .........................    97,000     98,000    101,000
         Gas (Mcf) .............................    84,000    102,000    137,000
Revenue: (in thousands)
         Oil ...................................  $  2,630   $  1,980   $  1,204
         Gas ...................................       341        205        221
                                                  --------   --------   --------

         Total .................................     2,971      2,185      1,425
Less: Total production expense (in thousands)(1)     1,743      1,497      1,041
                                                  --------   --------   --------

Gross profit (in thousands) ....................  $  1,228   $    688   $    384
                                                  ========   ========   ========

Depletion expense (in thousands) ...............  $    183   $    195   $    263
General and administrative expense
         (in thousands) ........................  $    162   $     94   $    113

Average sales price(2)
         Oil (per barrel) ......................  $  27.02   $  20.11   $  11.96
         Gas (per Mcf) .........................      4.08       2.02       1.61
Average production expense(1,2,3) ..............     15.66      12.97       8.43
Average gross profit(2,3) ......................     11.04       5.96       3.11
Average depletion expense(2,3) .................      1.65       1.69       2.13
Average general & administrative expense(2,3) ..      1.46       0.81       0.91

----------------

1    Operating expenses, including production tax
2    Averages calculated based upon non-rounded figures
3    Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)


Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", will be effective for the Company beginning April 1, 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management believes the adoption of SFAS No. 133 will have no material impact on the Company's financial statements.

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 2001 and 2000

                                                                         Page
                                                                         -------

Independent Auditor's Report - Hein + Associates LLP .................   17

Consolidated Balance Sheets ..........................................   18 - 19

Consolidated Statements of Operations ................................   20

Consolidated Statements of Shareholders' Equity ......................   21

Consolidated Statements of Cash Flows ................................   22

Notes to Consolidated Financial Statements ...........................   23 - 35

                                     ITEM 7
                              FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
May 23, 2001



                           Basic Earth Science Systems, Inc.

                              Consolidated Balance Sheets



Assets                                                             At March 31,
------
                                                               2001            2000
                                                           ------------    ------------
Current assets:
         Cash and cash equivalents                         $    720,000    $    265,000
         Accounts receivable:
                Oil and gas sales                               340,000         305,000
                Joint interest and other receivables            253,000         286,000
                Allowance for doubtful accounts                 (50,000)        (50,000)
         Other current assets                                    76,000         132,000
                                                           ------------    ------------

                Total current assets                          1,339,000         938,000
                                                           ------------    ------------



Property and equipment:
         Oil and gas properties (full cost method)           33,070,000      32,914,000
         Furniture, fixtures and equipment                      315,000         303,000
                                                           ------------    ------------

                                                             33,385,000      33,217,000
Accumulated depreciation                                       (278,000)       (262,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $14,961,000)                 (31,857,000)    (31,674,000)
                                                           ------------    ------------

Net property and equipment                                    1,250,000       1,281,000
Other non-current assets                                        155,000         163,000
                                                           ------------    ------------

                Total non-current assets                      1,405,000       1,444,000
                                                           ------------    ------------

Total assets                                               $  2,744,000    $  2,382,000
                                                           ============    ============



             See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.

                           Consolidated Balance Sheets



Liabilities and Shareholders' Equity                        At March 31,
------------------------------------
                                                       2001            2000
                                                   ------------    ------------
Current liabilities:
         Accounts payable                          $    226,000    $    484,000
         Accrued liabilities                            462,000         246,000
         Current portion of long-term debt                1,000         240,000
                                                   ------------    ------------

                Total current liabilities               689,000         970,000
                                                   ------------    ------------

Long-term debt                                             --           221,000
                                                   ------------    ------------

Commitments (Note 6)

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                          --              --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 16,879,752 shares at
                    March 31, 2001 and 2000              17,000          17,000
         Additional paid-in capital                  22,692,000      22,692,000
         Treasury stock (349,265 shares at March
              31, 2001 and 2000); at cost               (23,000)        (23,000)
         Accumulated deficit                        (20,631,000)    (21,495,000)
                                                   ------------    ------------

Total shareholders' equity                            2,055,000       1,191,000
                                                   ------------    ------------

Total liabilities and shareholders' equity         $  2,744,000    $  2,382,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.

                      Consolidated Statements of Operations


                                                       Years Ended March 31,

                                                       2001            2000
                                                   ------------    ------------
Revenues:
      Oil and gas sales                            $  2,971,000    $  2,185,000
      Well service revenue                               29,000          34,000
                                                   ------------    ------------

      Total revenues                                  3,000,000       2,219,000
                                                   ------------    ------------

Expenses:
      Oil and gas production                          1,506,000       1,337,000
      Production tax                                    237,000         160,000
      Well servicing expenses                            26,000          30,000
      Depreciation and depletion                        188,000         199,000
      General and administrative                        162,000          94,000
                                                   ------------    ------------

      Total expenses                                  2,119,000       1,820,000
                                                   ------------    ------------

Income from operations                                  881,000         399,000
                                                   ------------    ------------

Other Income (Expense):
      Interest and other income                          16,000           8,000
      Interest expense                                  (33,000)        (54,000)
                                                   ------------    ------------

      Total other expense                               (17,000)        (46,000)
                                                   ------------    ------------

Income before income taxes                              864,000         353,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income                                         $    864,000    $    353,000
                                                   ============    ============

Net income per share:
      Basic                                        $      0.052    $      0.021
      Diluted                                             0.052           0.021

Weighted average common shares outstanding:
      Basic                                          16,530,487      16,530,487
      Diluted                                        16,744,710      16,586,549



          See accompanying notes to consolidated financial statements.



                                         Basic Earth Science Systems, Inc.

                                  Consolidated Statements of Shareholders' Equity

                                        Years Ended March 31, 2001 and 2000



                                 Common stock             Additional          Treasury stock
                          ---------------------------      paid-in     ----------------------------     Accumulated
                             Shares       Par value        capital        Shares          Amount          deficit
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 1, 1999      16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(21,848,000)

Net income                        --             --             --             --              --           353,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2000     16,879,752         17,000     22,692,000       (349,265)        (23,000)    (21,495,000)

Net income                        --             --             --             --              --           864,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2001     16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(20,631,000)
                          ============   ============   ============   ============    ============    ============



                           See accompanying notes to consolidated financial statements.



                               Basic Earth Science Systems, Inc.

                             Consolidated Statements of Cash Flows


                                                                      Years Ended March 31,

                                                                      2001            2000
                                                                   -----------    -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income                                                   $   864,000    $   353,000
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation, depletion and amortization                      185,000        199,000
         Change in:
             Accounts receivable                                        (2,000)      (340,000)
             Other assets                                               41,000         (7,000)
             Accounts payable and accrued liabilities                  (42,000)       397,000
             Other                                                      14,000         10,000
                                                                   -----------    -----------

         Net cash provided by operating activities                   1,060,000        612,000
                                                                   -----------    -----------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas properties                                       (289,000)      (380,000)
         Support equipment                                             (15,000)          --
      Purchase of lease and well equipment inventory                   (24,000)          --
      Proceeds from sale of lease and well equipment inventory          79,000          4,000
      Proceeds from sale of oil and gas properties and equipment       104,000        100,000
                                                                   -----------    -----------

         Net cash used in investing activities                        (145,000)      (276,000)
                                                                   -----------    -----------

Cash flows from financing activities:
      Long-term debt payments                                         (460,000)      (200,000)
      Proceeds from borrowing                                             --           91,000
                                                                   -----------    -----------

          Net cash used in financing activities                       (460,000)      (109,000)
                                                                   -----------    -----------

Cash and cash equivalents:
      Increase in cash and cash equivalents                            455,000        227,000
      Balance, beginning of year                                       265,000         38,000
                                                                   -----------    -----------

      Balance, end of year                                         $   720,000    $   265,000
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $    33,000    $    54,000



                 See accompanying notes to consolidated financial statements.

                                              22

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

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2001 or 2000.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2001 and 2000, Basic reduced the carrying value of its oil and gas properties $104,000 and $100,000, respectively, as a result of the sale of its interest in certain oil and gas properties.

The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $1.65 and $1.69 for the years ended March 31, 2001 and 2000, respectively.

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

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2001 and 2000:

                                                      Years Ended March 31,

                                                        2001         2000
                                                    -----------   -----------
   Numerator:
      Net income available to common shareholders   $   864,000   $   353,000
                                                    ===========   ===========

   Denominator:
      Denominator for basic earnings per share       16,530,487    16,530,487
      Effect of dilutive securities:
         Stock options                                  214,223        56,062
                                                    -----------   -----------

      Denominator for diluted earnings per share     16,744,710    16,586,549
                                                    ===========   ===========

   Basic earnings per share                         $     0.052   $     0.021
                                                    ===========   ===========

   Diluted earnings per share                       $     0.052   $     0.021
                                                    ===========   ===========


For the year ended March 31, 2001 options to purchase 50,000 shares of common stock at an exercise price of $0.1325 were excluded from the computation of diluted earnings per share. The exercise price of these options was greater than the average market price of the common shares. Similarly, for the year ended March 31, 2000, options to purchase 240,000 common shares were not included in the computation of diluted earnings per share. The exercise prices of these options that ranged from $0.0781 to $0.115 were greater than the average market price of the common shares during that year. See Note 7 below for further discussion of the Company's stock options.

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

COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 did not impact the Company's financial statements for 2001 or 2000.

CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. At March 31, 2001 the Company had no open futures or option contracts. At March 31, 2000, Basic had two open option contracts to hedge future deliveries with a June 2000 maturity date for both contracts. The Company's cost basis of approximately $1,000 was included in Other Current Assets. During the year ended March 31, 2001 Basic incurred a net loss of $9,000 on these two option contracts.

In addition to the option contracts, on August 31, 1999, Basic and its bank entered into an agreement to hedge two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period from September 1999 through August 2000. The type of hedge used was a "Zero-Cost Collar" whereby Basic was protected for the stated quantity against a drop in oil prices below the NYMEX floor price of $18.00, but forfeited any additional revenue when oil prices exceeded the NYMEX cap price of $22.12. There was no effect when oil prices were between the floor and cap prices. For the years ended March 31, 2001 and 2000 Basic had hedging losses of approximately $72,000 and $57,000, respectively, under this "Zero-Cost Collar" contract.

Cash flows from hedging activities are consolidated into oil and gas sales revenues on the Statements of Operations and, as a result, are included in operating activities in the Statements of Cash Flows. The Company realized losses on all hedging contracts of approximately $81,000 and $73,000 during the years ended March 31, 2001 and March 31, 2000, respectively.

The Company recognizes the benefits of stabilizing volatile oil prices via hedging instruments. Furthermore, the Company's bank also encourages this activity and tends to demonstrate more favorable lending practices under these circumstances. However, following the expiration of the "Zero Cost Collar" in August 2000 described above, Basic has not entered into any other hedging arrangements. This should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. The Company intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

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

RECENT ACCOUNTING PRONOUNCEMENTS. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", will be effective for the Company beginning April 1, 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Management believes the adoption of SFAS No. 133 will have no material impact on the Company's financial statements.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net loss.


2.   Nature of the Oil and Gas Industry
     ----------------------------------

The profitability of the Company's oil and gas operations is highly dependent on prevailing prices for oil and gas, which is beyond Basic's control. While current prices are at relatively high levels and the Company has generated net income and positive cash flow from operations in fiscal 2001, prices have been historically volatile and Basic has incurred significant losses in the past. If prices decline substantially in the future, it may be difficult for the Company to maintain profitable operations and cash flow.


3.   Other Current Assets
     --------------------

Other current assets at March 31, 2001 and 2000 consisted of the following:

                                                   2001       2000
                                                 --------   --------

            Lease and well equipment inventory   $ 67,000   $117,000
            Note receivable                          --        8,000
            Other current assets                    9,000      7,000
                                                 --------   --------

            Total other current assets           $ 76,000   $132,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has been removed from wells that the Company operates. This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well. In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale. This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. This equipment is intended for re-sale to third parties at current fair market prices. Sale of this equipment is expected to occur in less than one year. This policy does not preclude the Company from further transferring serviceable equipment to other wells that Basic operates on an as-needed basis.

In August 2000 the Company sold two pumping units from its Lease and Well Equipment Inventory for their total carrying value of $31,000.

See Note 10 below for discussion of the note receivable.

4.   Other Non-Current Assets
     ------------------------

Other non-current assets at March 31, 2001 and 2000 consisted of the following:

                                                   2001       2000
                                                 --------   --------

            Lease and well equipment inventory   $ 86,000   $ 94,000
            Plugging bonds                         69,000     69,000
                                                 --------   --------

            Total other non-current assets       $155,000   $163,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has either been purchased or has been removed from wells that the Company operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices. The inventory is carried at the lower of the original carrying value or fair market value. This equipment is intended for use on leases that Basic operates rather than held for re-sale.

Plugging bonds represents Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.


5.   Long-Term Debt
     --------------

Outstanding debt of the Company as of March 31, 2001 and 2000 is as follows:

                                               2001       2000
                                             --------   --------
                Bank note under loan
                     agreement (see below)   $  1,000   $461,000

                Less current portion            1,000    240,000
                                             --------   --------

                Total long-term debt         $   --     $221,000
                                             ========   ========

BANK DEBT. The Company currently has a Declining Balance, Revolving Line of Credit (DBRLOC) with Wells Fargo Bank West, N.A. ("the Bank") (formerly known as Norwest Bank of Colorado, N.A.). On March 3, 2000 this loan agreement was amended to extend the expiration of the credit facility from April 1, 2000 until December 31, 2001. At the time of the amendment Basic had no remaining borrowing capacity and the outstanding debt balance was $481,000. The Company was also making monthly principal payments of $20,000 that matched a monthly reduction in the borrowing base.

With favorable oil price conditions resulting in substantially improved cash flow and the sale of non-operated working interests in two gas wells that netted the Company $87,000, Basic was able to essentially retire its bank debt by the end of January 2001. The Company left an outstanding loan balance of $1,000 so that the borrowing facility would not be extinguished. As of May 23, 2001 Basic's unused borrowing capacity was $320,000. With its current strong cash position, the Company has no immediate plans to draw on this line of credit. Nevertheless, opportunities may arise whereby Basic may utilize this facility. Pursuant to the current agreement, however, any outstanding balance on December 31, 2001 will be due and payable in full at that time. A commitment fee of 0.5% is charged for any unused portion of the credit line.

Under the DBRLOC loan agreement, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. Two specific covenants require Basic to maintain a net worth of at least $750,000 and maintain a current ratio of at least 1:1 after adjustment for the removal of the current portion of long-term debt. The Company was in compliance with all covenants at March 31, 2001 and 2000.

The DBRLOC is collateralized by mortgages on substantially all of the Company's producing oil and gas properties. The interest rate on this credit facility is the Bank's prime rate plus 2%. At March 31, 2001 and 2000, Basic's effective annual interest rate was 10.00% and 10.75%, respectively.

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.


6.   Commitments
     -----------

In April 1999 the Company moved its corporate office from downtown Denver to a suburb of Denver. This cost-cutting move was necessary due to the magnitude of a proposed rent increase (approximately 37%) and a required three-year lease commitment. Also, oil prices were only beginning to emerge from a prolonged slump and there was still considerable uncertainty about the magnitude and length of any oil price recovery. The new office space was in a building owned by Ray Singleton, president of Basic (see Note 10 below). Under the terms of the new lease agreement, the Company had a one-year lease term through March 31, 2000 with monthly payments of $1,200. Rent expense for the year ended March 31, 2000 was approximately $14,000. In April 2000 Basic signed a six-month lease extension at a rate of $2,000 per month followed by a month-to-month lease agreement at $1,200 per month through March 31, 2001. The lease agreement was favorable in comparison to other arrangements and options available to the Company in terms of available office space, lease term and lease rates.

On March 8, 2001 Basic moved its corporate office back to downtown Denver. Management felt that it was important for the Company to relocate its office to downtown Denver, the hub of oil and gas activity in the Rocky Mountain Region, if and when the right opportunity arose and Basic's cash flow position allowed such a move. Pursuant to the current lease agreement, the Company leases approximately 2,300 square feet of office space from an independent third party for approximately $3,800 per month. The lease term is for a two year period ending February 28, 2003. Office rent expense for the year ended March 31, 2001 was approximately $21,000.

Also effective in March 2001, Basic entered into an agreement to lease a new accounting software program for one year at a cost of $1,600 per month. At the end of the year the Company has the option to terminate the lease, extend the lease for an additional term or purchase the system outright. Should Basic decide to purchase the program the total cost including new hardware requirements could run as much as $50,000.

7.   Shareholders' Equity
     --------------------

STOCK OPTION PLAN. In both the years ended March 31, 2001 and 2000, the Company granted options to purchase an aggregate of 50,000 shares of its common stock to outside directors for services rendered. At March 31, 2001 and 2000, all options were still outstanding. Option holders may exercise their options at prices ranging from $0.0325 to $0.1325 per share (which approximated the fair market value at the date of grant) over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                             2001                   2000
                                      ------------------     ------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                       Shares    Price        Shares    Price
                                      --------  --------     --------  --------

Outstanding, beginning of year         490,000  $ 0.0738      440,000  $ 0.0774

    Granted                             50,000    0.1325       50,000    0.0420
    Cancelled                             --        --          --         --
    Exercised                             --        --          --         --
                                      --------  --------     --------  --------

Outstanding, end of year               540,000  $ 0.0792      490,000  $ 0.0738
                                      ========  ========     ========  ========

Options exercisable, end of year       540,000  $ 0.0792      490,000  $ 0.0738
                                      ========  ========     ========  ========

Weighted average fair value of
 options granted during the year                $ 0.1325               $ 0.0420
                                                ========               ========


SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Basic estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2001: dividend yield of 0 percent; expected volatility of approximately 106 percent; risk-free interest rate of 6.19 percent; and expected lives of ten years for the options. The following assumptions were used for options granted in the year ended March 31, 2000: dividend yield of 0 percent for all years; expected volatility of approximately 127 percent; risk-free rate of 5.13 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                             Years Ended March 31,

                                              2001          2000
                                            --------      --------
         Net income:
              As reported                   $864,000      $353,000
              Pro forma                     $858,000      $351,000
         Basic earnings per share:
              As reported                   $  0.052      $  0.021
              Pro forma                     $  0.052      $  0.021
         Diluted earnings per share:
              As reported                   $  0.052      $  0.021
              Pro forma                     $  0.051      $  0.021

The following table provides a summary of the stock options outstanding at March 31, 2001:

             Options Outstanding                        Options Exercisable
--------------------------------------------------     ---------------------
                             Weighted
                              Average    Weighted                   Weighted
  Range of       Number      Remaining    Average        Number      Average
  Exercise     Outstanding  Contractual  Exercise      Exercisable  Exercise
   Prices      at 3/31/01      Life        Price       at 3/31/01    Price
-------------  ----------   ----------   ---------     ----------   --------

$      0.0325    50,000     7.33 years   $  0.0325       50,000     $ 0.0325
       0.0420    50,000     8.33            0.0420       50,000       0.0420
       0.0650   150,000     5.33            0.0650      150,000       0.0650
       0.0781   100,000     4.33            0.0781      100,000       0.0781
       0.0900    50,000     6.33            0.0900       50,000       0.0900
       0.1150    90,000     6.67            0.1150       90,000       0.1150
       0.1325    50,000     9.33            0.1325       50,000       0.1325
-------------   -------     ----------   ---------      -------     --------

$.0325-0.1325   540,000     6.29 years   $  0.0792      540,000     $ 0.0792
=============   =======     ==========   =========      =======     ========


8.   Major Customers
     ---------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 2001 and 2000 are as follows:

                                              2001       2000
                                              ----       ----

              Murphy Oil USA, Inc.             45%        43%
              Norco Crude Gathering, Inc.      22%        22%

It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.


9.   Income Tax
     ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no taxable income during the years ended March 31, 2001 and 2000.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2001 and 2000 is as follows:

                                                      2001            2000
                                                   -----------    -----------

 Federal income tax provision at statutory rates   $   294,000    $   120,000
 State income tax                                       29,000         12,000
 Expired net operating loss carryforward               150,000        875,000
 Change in valuation allowance                        (433,000)    (1,050,000)
 Expired investment tax credit carryforward              3,000         53,000
 Other                                                 (43,000)       (10,000)
                                                   -----------    -----------

 Income tax expense (benefit)                      $      --      $      --
                                                   ===========    ===========

The Company recorded a valuation allowance of $1,541,000 and $1,974,000 at March 31, 2001 and 2000, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

                                             For the Years Ended March 31,

                                                 2001            2000
                                              -----------    -----------

      Net operating loss carryforward         $   375,000    $   865,000
      Statutory depletion carryforward          1,462,000      1,419,000
      Other                                          --            3,000
                                              -----------    -----------

      Total gross deferred tax assets           1,837,000      2,287,000
      Valuation allowance                      (1,541,000)    (1,974,000)
                                              -----------    -----------

      Net deferred tax asset                      296,000        313,000
      Deferred tax liability - depreciation
            and depletion                        (296,000)      (313,000)
                                              -----------    -----------

      Net deferred taxes                      $      --      $      --
                                              ===========    ===========

As of March 31, 2001, the Company has a net operating loss carryforward for tax purposes of approximately $1,005,000 that expires as follows:

                    3/31/02                       447,000
                    3/31/03 and beyond            558,000
                                               ----------

                                               $1,005,000
                                               ==========


10.  Related Party Transactions
     --------------------------

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company's policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the year ended March 31, 2001 Basic acquired a 45% working interest in a well in Fallon County, Montana for $6,100. Mr. Singleton, president of Basic, also participated by purchasing a 5% working interest for $700. During the year ended March 31, 2000 the Company purchased from third parties five wells in Sheridan County, Montana in which Mr. Singleton also participated. The Company acquired working interests ranging from approximately 20% to 45% while Mr. Singleton's interests range from approximately 2% to 10%. Basic's total cost of these acquisitions was approximately $6,600 while Mr. Singleton's proportionate cost was $1,000. At March 31, 2001, with respect to his working interest in all wells in which he participates, the Company has an approximate $4,000 receivable from Mr. Singleton for his share of operating expenses and an approximate $2,000 payable to him for his share of net revenue from these wells.

As mentioned in Note 6 above, the Company leased its office space from Mr. Singleton for the two-year period from April 1999 through March 2001. Total lease payments made to Mr. Singleton during the years ended March 31, 2001 and 2000 were approximately $14,000 and $19,000, respectively.

Included in Other Current Assets at March 31, 2000 was an $8,000 balance due on a note receivable from Mr. Singleton. As previously approved by the Company's Board of Directors and disclosed in Item 12 of Basic's Form 10-KSB/A for the year ended March 31, 2000, the remaining $8,000 balance of the note receivable from Mr. Singleton (see Note 3 above) was offset against $16,000 of accrued vacation pay the Company owed Mr. Singleton. For each $2,000 of accrued vacation pay foregone by Mr. Singleton, Basic reduced the note receivable by $1,000. As such, the note receivable and accrued vacation payable balances were reduced to zero during the second quarter ended September 30, 2000.

From September 1998 through December 2000, an officer and director of the Company provided consulting services at a per diem rate comparable to prevailing market rates. The total amounts paid or accrued during the years ended March 31, 2001 and 2000 were $48,000 and $44,000, respectively.


11.  401(k) Plan
     -----------

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. Basic matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are fully vested when made. In the years ended March 31, 2001 and 2000, Basic contributed approximately $8,000 and $6,000, respectively, to the Plan.


12.  Unaudited Oil and Gas Reserve Information
     -----------------------------------------

At March 31, 2001, 85 percent of the estimated oil and gas reserves presented herein were derived from reports prepared by Heinle & Associates, Inc., an independent petroleum engineering firm. The remaining 15 percent of the reserve estimates were prepared internally by Basic's management. At March 31, 2000 all of the oil and gas reserve estimates presented herein were prepared by Heinle & Associates. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed 83% of the Company's oil production and 82% of its gas production in the year ended March 31, 2001. Other properties contributed only marginal amounts to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the years ended March 31, 2001 and 2000 there were acquisitions and sales of certain properties that were not included in the following reserve analyses.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.

ANALYSIS OF CHANGES IN PROVED RESERVES. Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the periods indicated, are presented in the following two tables:

                    Proved Developed and Undeveloped Reserves
                    -----------------------------------------

                                               Oil and
                                             natural gas   Natural
                                               liquids       gas
                                               (bbls)       (Mcf)
                                              --------    --------
           Proved developed and undeveloped
               reserves at March 31, 1999      429,000     772,000

           Revisions of previous estimates     233,000      44,000
           Extensions and discoveries           14,000        --
           Improved recovery                    56,000        --
           Purchase of reserves                  6,000       3,000
           Production                          (98,000)   (102,000)
                                              --------    --------
           Proved developed and undeveloped
               reserves at March 31, 2000      640,000     717,000

           Revisions of previous estimates     104,000    (140,000)
           Extensions and discoveries             --        35,000
           Sales of reserves in place             --      (165,000)
           Improved recovery                    14,000        --
           Purchase of reserves                 28,000      85,000

           Production                          (97,000)    (84,000)
                                              --------    --------

           Proved developed and undeveloped
               reserves at March 31, 2001      689,000     448,000
                                              ========    ========


                            Proved Developed Reserves
                            -------------------------

                                        Oil and
                                      natural gas  Natural
                                        liquids      gas
                                        (bbls)      (Mcf)
                                        -------    -------

                       March 31, 2000   636,000    680,000
                       March 31, 2001   685,000    411,000

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                 Costs Incurred
                                 --------------

                                        Years Ended March 31

                                          2001       2000
                                        --------   --------

                    Development costs   $169,000   $196,000
                    Exploration costs      2,000     87,000
                    Acquisitions:
                         Proved          102,000     91,000
                         Unproved         10,000     37,000
                                        --------   --------

                    Total               $283,000   $411,000
                                        ========   ========

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 2001 and 2000. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                        At March 31,

                                                   2001            2000
                                               ------------    ------------

   Future cash inflows                         $ 17,902,000    $ 17,429,000
   Future cash outflows:
        Production cost                         (11,272,000)     (9,178,000)
        Development cost                            (45,000)        (45,000)
                                               ------------    ------------

   Future net cash flows before income taxes      6,585,000       8,206,000
   Future income taxes                             (594,000)       (862,000)
                                               ------------    ------------

   Future net cash flows                          5,991,000       7,344,000
   Adjustment to discount future
        annual net cash flows at 10%             (1,990,000)     (2,793,000)
                                               ------------    ------------
   Standardized measure of discounted
        future net cash flows                  $  4,001,000    $  4,551,000
                                               ============    ============

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2001 and 2000.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                        Years Ended March 31,

                                                         2001           2000
                                                     -----------    -----------

Standardized measure, beginning of period            $ 4,551,000    $ 1,650,000

Sales of oil and gas, net of production cost          (1,228,000)      (688,000)

Net change in sales prices, net of production cost    (1,098,000)     2,027,000

Discoveries, extensions and improved recoveries,
     net of future development cost                      237,000        653,000

Purchase of reserves                                     322,000         34,000

Sales of reserves in place                              (107,000)          --

Revisions of quantity estimates                          421,000      1,712,000

Accretion of discount                                    516,000        165,000

Net change in income taxes                               194,000       (611,000)

Changes in rates of production and other                 193,000       (391,000)
                                                     -----------    -----------

Standardized measure, end of period                  $ 4,001,000    $ 4,551,000
                                                     ===========    ===========






                            Intentionally left blank.

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 2001 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 2001 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 2001 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 2001 Proxy Statement, which is incorporated herein by reference.

Part IV
                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
   No.             Document
-------     --------------------------------------------------------------------

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

10(i)a(1)   Purchase & Sale Agreement between Basic and MCM, dated March 6,
            1995, pertaining to Williston basin acquisition

10(i)a(1)   Amended Loan Agreement between Norwest Denver, N.A. and Basic, dated
            March 30, 1995

10(i)a(1)   Amended Loan Agreement between Norwest Denver, N.A. and Basic,
            September 13, 1995

10(i)a(1)   Amended Loan Agreement between Norwest Denver, N.A. and Basic,
            December 13, 1996

10(i)a(1)   Amended Loan Agreement between Norwest Denver, N.A. and Basic,
            November 3, 1998

10(i)a(1)   Amended Loan Agreement between Norwest Denver, N.A. (now known as
            Wells Fargo Bank West, N.A.) and Basic, February 16, 2000

10(ii)(1)   Oil and Gas Incentive Compensation Plan included in Basic's Form
            10-K for the year ended March 31, 1985

22(1) Subsidiaries of Basic included in Basic's Form 10-K for the year ended March 31, 1987

----------

(1)  Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

None.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                    Date
                                                    ----


/s/ Ray Singleton                                  June 28, 2001
-----------------                                  -------------
Ray Singleton, President



/s/ David J. Flake                                 June 28, 2001
------------------                                 -------------
David J. Flake, Chief Financial Officer and
Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                  Date
-----------------                                  ----



/s/ David J. Flake                                 June 28, 2001
------------------                                 -------------
David J. Flake, Director



/s/ Edgar J. Huffman                               June 28, 2001
--------------------                               -------------
Edgar J. Huffman, Director



/s/ Ray Singleton                                  June 28, 2001
-----------------                                  -------------
Ray Singleton, Director