Form 10KSB/A
period 2001-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2001-07-26
CIK 10254

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes  X   No
                                                              ---    ---

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

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 2001

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance With
               Section 16(a) of the Exchange Act............................   3

     Item 10.  Executive Compensation.......................................   4

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management...............................................   6

     Item 12.  Certain Relationships and Related
               Transactions.................................................   7

Part III
                                     ITEM 9
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors
---------
The following sets forth the names and ages of the three members of the Board of Directors of Basic Earth Science Systems, Inc. ("Basic" or "the Company") who served in the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

David J. Flake (46) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

Edgar J. Huffman (61) was elected to the Board of Directors in May 1993. During the past five years Mr. Huffman has continuously served as a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded in the over-the-counter market. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (50) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake as Treasurer in 1993, Mr. Singleton was appointed Acting Treasurer and held that position from 1993 until Mr. Flake was re-appointed Treasurer on January 1, 2001. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992.

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

Board Committees and Attendance
-------------------------------
The Company's Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During the fiscal year ended March 31, 2001 (fiscal 2001) these discussions required no formal board action. As such, the Board of Directors held no official board meetings during fiscal 2001. During the year ended March 31, 2000 (fiscal 2000) one formal board meeting was required as a result of these discussions. Subsequent to fiscal year end 2001, the board held one official meeting in May 2001. All of the directors were present at both formal meetings.

In May 1993, the Board established an Audit Committee consisting of Messrs. Flake and Huffman, both outside directors at the time. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, operations, and internal controls implemented by Basic's management.

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

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 2001, Messrs. Flake, Huffman and Singleton each filed one late report.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 2001, 2000 and 1999. No other director, officer or employee received annual compensation that exceeded $100,000.

                                                       Other       Securities         All
      Name and         Fiscal   Annual    Annual       Annual      Underlying        Other
  Principal Position    Year    Salary     Bonus    Compensation   Options (#)   Compensation
--------------------   ------  --------   -------   ------------  -------------  ------------
                                  (1)                   (2)                             (3)
Ray Singleton           2001    $72,785   $8,725     $5,477          --               $446
  President and Chief   2000     52,107    3,077      4,001          --                407
  Executive Officer     1999     78,308    --         4,910          --                371


(1) From March 1999 to November 1999 Mr. Singleton, in an effort to counteract the negative effect that depressed oil prices had on the Company's cash flow, volunteered to reduce his salary 50 percent. This lowered his annual salary by approximately $28,000. (See also Item 12, Certain Relationships and Related Transactions, below.)

(2) Other Annual Compensation includes $2,972, $2,245 and $2,486 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2001, 2000 and 1999, respectively. Other Annual Compensation also includes $2,505, $1,756, and $2,424 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(3) All Other Compensation of $446, $407 and $371 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2001, 2000 and 1999, respectively. Mr. Singleton designates the beneficiary.

The Company has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Singleton and Flake. During fiscal 2001, 2000 and 1999 Mr. Singleton was paid or accrued $2,972, $2,245 and $2,486, respectively. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above. During these same years Mr. Flake was paid or accrued $2,350, $1,775 and $1,966, respectively, through the O&G Plan. The payments to Mr. Flake during the period when he was solely a director were not for services rendered as a director, but pertained to his fully-vested interest in the O&G Plan for services performed as a key employee of the Company in prior years.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. During fiscal 2001, 2000 and 1999 the Company contributed $2,505, $1,756 and $2,424, respectively, to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

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

Mr. Singleton has been granted options to purchase 165,000 shares at exercise prices of $0.065 and $0.115, all of which were still outstanding at March 31, 2001. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

Director Compensation
---------------------
Directors receive no monetary compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in attending board meetings. Instead of monetary compensation, the 1995 Incentive Stock Option Plan (the "Plan") noted above, provides for eligible, non-employee members of the Board of Directors of Basic or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company.

Specifically, the Plan provides that each eligible, Non-Employee Director shall initially be granted a non-qualified option to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director shall be granted a non-qualified option to purchase 25,000 shares of common stock of the Company.

Accordingly, during fiscal 2001, 2000 and 1999 Messrs. Flake and Huffman, as Non-Employee Directors and individually owning less than 10% of Basic's common stock, were each automatically granted non-qualified options to purchase 25,000 shares of common stock each year at exercise prices of approximately $0.1325, $0.042 and $0.0325, respectively. Messrs. Flake and Huffman each hold options to purchase 175,000 shares of Basic common stock. As of March 31, 2001, none of these options had been exercised. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Messrs. Flake and Huffman remain directors of the Company.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of May 15, 2001, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2001. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of May 15, 2001.

                                                                Percent of
                                                                Outstanding
Name and Address              Shares of Common Stock        Shares Beneficially
of Beneficial Owner             Beneficially Owned                 Owned
-------------------           ----------------------        -------------------
Ray Singleton                        4,340,351                       26.3%
Denver, CO  (1)

David J. Flake                         572,850                        3.5%
Denver, CO  (2)

Edgar J. Huffman                        92,372                        0.5%
Phoenix, AZ  (3)

All officers and directors           5,005,573                       30.3%
as a group (3 persons)  (1),
(2) and (3)

(1) All 4,340,351 shares are owned directly by Mr. Singleton.

(2) Represents 534,164 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3) All 92,372 shares are owned directly by Mr. Huffman. In addition, 312,387 shares (approximately 2.0%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a former director. Mr. Huffman claims no beneficial interest in the shares.

Company management knows of no arrangements that may result in a change in control of Basic.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 1995, the Board of Directors authorized a loan to Mr. Singleton not to exceed $10,000. In August 1997 the Board of Directors increased the authorized loan amount to $20,000. Under the terms of this authorization, Mr. Singleton was allowed to use these funds solely for the purchase of Company stock from existing shareholders. Pursuant to, and during the course of, this arrangement, Mr. Singleton borrowed approximately $16,000 from the Company to purchase 234,706 shares. The loan was evidenced by a promissory note and required quarterly interest payments at a fluctuating rate equal to Basic's cost of debt. The note required no scheduled principal payments and any outstanding balance on October 6, 2000 was due and payable at that time. The loan was collateralized by the purchased stock.

At October 1, 1999, the Company owed Mr. Singleton approximately $32,000 in accrued vacation pay. This amount was carried on the Company's financial statements as a current liability, and as such, had a detrimental impact on the Company's balance sheet and current ratio. Recognizing this, the Board of Directors and Mr. Singleton reached an agreement, such that, over the subsequent twelve-month period, for each $2,000 of accrued vacation pay foregone by Mr. Singleton, Basic would reduce the note receivable by $1,000. Under this arrangement, the Company had eliminated $16,000 of the payable to Mr. Singleton and reduced the note receivable from him by $8,000 as of March 31, 2000. By September 30, 2000 Basic had reduced the balance of the note receivable from $8,000 to zero while Mr. Singleton's accrued vacation pay was decreased an additional $16,000.

At March 31, 1999, Basic was leasing approximately 3,000 square feet of office space in downtown Denver for its corporate headquarters for $3,450 per month. The lease term expired April 30, 1999. Due to the magnitude of a proposed rent increase (approximately 37%) and a required three-year commitment, the Company, in April 1999, relocated to new office space in a building owned by Mr. Singleton. Under the terms of the lease agreement, Basic had a one-year lease term through March 31, 2000 with monthly payments of $1,200. In addition, during fiscal 2000, the Company amortized approximately $8,000 in capitalized leasehold costs that were incurred to upgrade this new office space. At March 31, 2000 these costs had been fully amortized. In April 2000 the Company signed a six-month lease extension at a rate of $2,000 per month followed by a month-to-month lease agreement at $1,200 per month through March 31, 2001. The lease agreement and its extensions were favorable in comparison to other arrangements and options available to the Company in terms of available office space, lease term and lease rates. Total office rent paid to Mr. Singleton during fiscal 2001 and 2000 was approximately $19,000 and $14,000, respectively.

As oil prices rebounded and the Company experienced a much improved cash flow, management felt that it was important for Basic to relocate its office to downtown Denver. As such, on March 8, 2001 Basic took advantage of an opportunity to move its corporate office back downtown. Pursuant to the current lease agreement, the Company leases approximately 2,300 square feet of office space from an independent third party for approximately $3,800 per month ($46,000 per year). The lease term is for a two-year period ending February 28, 2003.

From September 1998 through December 2000, Mr. Flake provided consulting services to the Company at a per diem rate comparable to prevailing market rates. The total amounts paid or accrued during fiscal 2001 and 2000 were $48,000 and $44,000, respectively.

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

During fiscal 2001 Basic acquired a 45% working interest in a well in Fallon County, Montana for $6,100. Mr. Singleton also participated by purchasing a 5% working interest for $700. During fiscal 2000 the Company purchased five wells in Sheridan County, Montana in which Mr. Singleton also participated. Basic acquired working interests ranging from approximately 20% to 45% while Mr. Singleton's interests range from approximately 2% to 10%. The Company's total cost of these acquisitions was approximately $6,600 while Mr. Singleton's proportionate cost was $1,000. At March 31, 2001, with respect to his working interest in the aforementioned wells, Basic has an approximate $4,000 receivable from Mr. Singleton for his share of operating expenses on these wells and an approximate $2,000 payable to him for his share of net revenue from the properties.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In fiscal 2001 and 2000 there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                        Date


/s/ Ray Singleton                                      July 20, 2001
-----------------                                      -------------
Ray Singleton, President



/s/ David J. Flake                                     July 20, 2001
------------------                                     -------------
David J. Flake, Chief Financial Officer and
Principal Accounting Officer