Form 10QSB
period 2001-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2001-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 2001


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              84-0592823
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

1801 Broadway, Suite 620, Denver, CO                                  80202-3835
--------------------------------------------------------------------------------
(Address for principal executive offices)                             (Zip Code)

                                 (303) 296-3076
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ____

Shares of common stock outstanding on August 10, 2001: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................   3

              Consolidated Balance Sheets - June 30, 2001
              and March 31, 2001............................................   3

              Consolidated Statements of Operations - Quarters Ended
              June 30, 2001 and June 30, 2000...............................   5

              Consolidated Statements of Cash Flows - Quarters Ended
              June 30, 2001 and June 30, 2000...............................   6

              Notes to Consolidated Financial Statements....................   7

              Summary of Significant Accounting Policies....................   7

     Item 2.  Management's Discussion and Analysis and Plan of Operation....   8

              Results of Operations.........................................  10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  13

     Item 2.  Changes in Securities.........................................  13

     Item 3.  Defaults Upon Senior Securities...............................  13

     Item 4.  Submission of Matters to a Vote of Security Holders...........  13

     Item 5.  Other Information.............................................  13

     Item 6.  Exhibits and Reports on Form 8-K..............................  13

     Signatures.............................................................  13

PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                     June 30         March 31
                                                       2001            2001
                                                   ------------    ------------
Assets
Current assets
     Cash and cash equivalents                     $    877,000    $    720,000
     Accounts receivable:
         Oil and gas sales                              326,000         340,000
         Joint interest and other receivables           389,000         253,000
         Less: allowance for doubtful accounts          (50,000)        (50,000)
     Other current assets                                76,000          76,000
                                                   ------------    ------------

                  Total current assets                1,618,000       1,339,000
                                                   ------------    ------------

Property and equipment:
     Oil and gas property (full cost method)         33,257,000      33,070,000
     Furniture, fixtures and equipment                  324,000         315,000
                                                   ------------    ------------

                                                     33,581,000      33,385,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $14,961,000)     (31,912,000)    (31,857,000)
Accumulated depreciation                               (282,000)       (278,000)
                                                   ------------    ------------

Net property and equipment                            1,387,000       1,250,000
Other non-current assets                                150,000         155,000
                                                   ------------    ------------

                  Total non-current assets            1,537,000       1,405,000
                                                   ------------    ------------

Total Assets                                       $  3,155,000    $  2,744,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                        June 30         March 31
                                                          2001            2001
                                                      ------------    ------------
Liabilities
Current liabilities
     Accounts payable                                 $    289,000    $    226,000
     Accrued liabilities                                   680,000         462,000
     Current portion of long-term debt                       1,000           1,000
                                                      ------------    ------------

     Total current liabilities                             970,000         689,000
                                                      ------------    ------------

Long-term debt, less current portion                          --              --
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares outstanding at
         June 30 and March 31                               17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (20,501,000)    (20,631,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

     Total shareholders' equity                          2,185,000       2,055,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  3,155,000    $  2,744,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Quarter Ended June 30
                                                       2001            2000
                                                   ------------    ------------
Revenue
     Oil and gas sales                             $    715,000    $    625,000
     Well service revenue                                11,000          10,000
                                                   ------------    ------------

         Total revenue                                  726,000         635,000
                                                   ------------    ------------

Expenses
     Oil and gas production                             417,000         389,000
     Production tax                                      55,000          46,000
     Well service expenses                               11,000           8,000
     Depreciation and depletion                          56,000          50,000
     General and administrative                          61,000          23,000
                                                   ------------    ------------

         Total operating expenses                       600,000         516,000
                                                   ------------    ------------

Income from operations                                  126,000         119,000
                                                   ------------    ------------

Other income (expense)
     Interest and other income                            5,000           3,000
     Interest expense                                    (1,000)        (13,000)
                                                   ------------    ------------

         Total other income (expense)                     4,000         (10,000)
                                                   ------------    ------------

Income before income taxes                              130,000         109,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income                                         $    130,000    $    109,000
                                                   ============    ============

Weighted average common shares outstanding:
     Basic                                           16,530,487      16,530,487
     Diluted                                         16,829,400      16,746,532

Net income per share:
     Basic                                         $      0.008    $      0.007
     Diluted                                       $      0.008    $      0.007



          See accompanying notes to consolidated financial statements.



                           Basic Earth Science Systems, Inc.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                                 Quarter Ended June 30
                                                                   2001         2000
                                                                ---------    ---------
Cash flows from operating activities
     Net income                                                 $ 130,000    $ 109,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation, depletion and amortization                  56,000       50,000
         Change in:
              Accounts receivable, net                           (122,000)      24,000
              Other assets                                          4,000       14,000
              Accounts payable and accrued liabilities            281,000      (38,000)
         Loss on disposal of assets                                  --          1,000
         Other                                                      3,000        3,000
                                                                ---------    ---------

Net cash provided by operating activities                         352,000      163,000
                                                                ---------    ---------

Cash flows from investing activities
     Capital expenditures
         Oil and gas property                                    (193,000)    (117,000)
         Support equipment                                         (9,000)      (3,000)
     Proceeds from sale of oil and gas property and equipment       6,000       20,000
     Proceeds from sale of lease and well equipment inventory       1,000         --
                                                                ---------    ---------

Net cash used in investing activities                            (195,000)    (100,000)
                                                                ---------    ---------

Cash flows from financing activities
     Proceeds from borrowing                                         --           --
     Bank debt payments                                              --        (60,000)
                                                                ---------    ---------

Net cash used in financing activities                                --        (60,000)
                                                                ---------    ---------

Cash
     Net increase                                                 157,000        3,000
     Balance at beginning of period                               720,000      265,000
                                                                ---------    ---------

     Balance at end of period                                   $ 877,000    $ 268,000
                                                                =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $   1,000    $  13,000


          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2001.

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

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation


Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2002. In addition, as mentioned in the "Debt" section below, Basic has $260,000 available in additional borrowing capacity as of August 10, 2001.

WORKING CAPITAL. At June 30, 2001 the Company had a working capital surplus of $648,000 (a current ratio of 1.67:1) compared to a working capital surplus at March 31, 2001 of $650,000 (a current ratio of 1.94:1).

During the first quarter, Basic saw a significant increase in joint interest and other receivables, as well as accounts payable and accrued liabilities. The $136,000 (54%) increase in receivables and $281,000 (41%) increase in combined payables are primarily attributable to an extensive recompletion project on the Company's Blizzard Unit #23-4 well in Wyoming. Work began at the end of May and costs incurred through June 30 to the 100 percent working interest were estimated to be $300,000. Substantially all of these costs were included in payables at June 30. With a 47.1 percent interest in this well, Basic's share is approximately $141,000. These costs have been capitalized in the full cost pool. The remaining working interest owners' portion of the costs through June 30 is included in receivables.

DEBT. Under the terms of the Company's current loan agreement with its bank, Basic's unused borrowing capacity is $260,000 as of August 10, 2001. This borrowing capacity declines at a rate of $20,000 per month until the credit facility expires, regardless of the unused borrowing capacity, on December 31, 2001. The Company has no immediate plans to draw on this line of credit. Nevertheless, opportunities may arise whereby Basic may utilize this facility. Pursuant to the current agreement, however, any outstanding loan balance will be due and payable in full on December 31, 2001. A commitment fee of 0.5% is charged for any unused portion of the credit line. During the quarter ended June 30, 2001 Basic was in compliance with all bank covenants.

Basic and its bank have begun preliminary discussions to possibly institute a new borrowing facility or extend the current credit term with a new borrowing base.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2001 and at June 30, 2001 the Company had no contracts in place to hedge future production.

During the quarter ended June 30, 2000, Basic was under an agreement with its bank to hedge, using a "Zero-Cost Collar", two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period ending August 31, 2000. For the 2000 quarter the Company incurred hedging losses, including losses from futures and options contracts, of approximately $47,000.

The fact that Basic had no hedging contracts in place at June 30, 2001 should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. The Company intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. Basic anticipates spending between $750,000 and $1,000,000 during the first six months of fiscal year end 2002 to exploit its development opportunities on properties it has acquired over the past couple of years. The Company intends to pursue these opportunities as long as oil prices remain at current levels and the exploitation costs can be funded with cash flow from operations and/or any available borrowing capacity on its credit facility.

The largest development undertaking to date is the recompletion project in Wyoming mentioned in the Working Capital section above. By the time the work is completed, Basic estimates that it will spend in excess of $200,000 for its share of the costs. As of the date of this filing, the Company is in the final phases of this project. Despite a significant cost overrun, early indications have led management to believe that the recompletion has been successful. However, it is still too early to determine the level of success as measured by new production rates and/or estimates of any additional reserves.

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

Results of Operations
---------------------

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000
-------------------------------------------------------------------

Overview
--------
Operations in the quarter ended June 30, 2001 (2001) resulted in net income of $130,000 compared to net income of $109,000 in the quarter ended June 30, 2000
(2000).

Revenues
--------
Oil and gas sales revenue increased $90,000 (14%) in 2001 over 2000. Oil sales revenue increased $65,000 (12%). Of this amount, higher oil sales volume contributed $37,000 while an increase in the average price per barrel in 2001 over 2000 added $28,000. Gas sales revenue increased $25,000 (42%) in 2001 over 2000. A decrease in gas sales volume accounted for a negative variance of $3,000. However, this decrease was more than offset by a gain of $28,000 resulting from a significant increase in the average price per Mcf in 2001 over 2000.

Volumes and Prices
------------------
Total liquid sales increased 6%, from 23,400 barrels in 2000 to 24,900 barrels in 2001 while there was a 5% rise in the average price per barrel from $24.21 in 2000 to $25.33 in 2001. The hedging losses mentioned above reduced the average price per barrel $2.03 in 2000. Concerning the increase in sales volume, normal production decline and a loss of sales from shut-in wells were offset by a gain in sales volume generated from three sources. First, seven new wells that were purchased during or subsequent to June 30, 2000 contributed 1,500 barrels to 2001 sales. Second, the recompletions of two wells added 1,000 barrels. And finally, Basic realized an additional 2,200 barrels from two wells that were shut in during the 2000 period. With respect to the loss of sales from shut-in wells, sales volume in 2001 decreased 1,100 barrels as a result of four wells that are either awaiting or currently undergoing workovers or recompletions, or shut in pending further evaluation.

Total gas sales decreased 5%, from 22,500 Mcf in 2000 to 21,300 Mcf in 2001, while the average price per Mcf rose 49%, from $2.68 in 2000 to $3.98 in 2001. Along with normal production decline, gas sales volumes were down in 2001 from the prior year due to the loss of sales (4,900 Mcf) from two non-operated properties that were sold in July 2000. These decreases were only partially offset by an increase of 5,000 Mcf from the recompletion of one well and an increase of 1,700 Mcf from two acquisitions.

Expenses
--------
Oil and gas production expense increased $28,000 (7%) in 2001 over 2000. The seven new wells purchased during or subsequent to June 30, 2000 added $36,000 and the two wells that were shut in during 2000 and placed back on production contributed an additional $23,000 to production expense in 2001. In addition, the two recompletions added $12,000 and operating expenses on non-operated properties increased $14,000. In more general terms, Basic is also feeling the effects of an increase in service company rates. As the oil and gas industry continues to benefit from the stabilization of oil prices in the $25 to $30 per barrel range the service companies have capitalized on the increased demand for their services. Also, the cost of electricity needed to power much of the Company's production equipment has risen along with natural gas prices. Partially offsetting these increases were savings of $81,000 on four properties that incurred significant workovers in 2000.

Production taxes increased $9,000 (20%) in 2001 over 2000 primarily as a result of the increase in oil and gas sales revenue. As a result of the increases in both oil and gas production expense and production taxes, and a 5% increase in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 3% from $16.02 in 2000 to $16.56 in 2001. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $6,000 (12%) in 2001 over 2000. This increase was primarily due to a 17% increase in the depletable base at June 30, 2001 relative to June 30, 2000 as a result of the capital expenditures incurred during 2001. The depletion rate was approximately 3.5% for each quarter. The depletion expense per equivalent barrel increased 7% from $1.80 in 2000 to $1.92 in 2001.

Gross general and administrative (G&A) expense increased $43,000 (51%) while net G&A expense increased $38,000 (165%) in 2001 over 2000. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to an increase in employee compensation and benefits and Basic's office relocation to downtown Denver. The added expenses related to the office move include an increase in office rent and the additional license fee and lease expense with respect to Basic's new accounting software program. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 52% in 2001 compared to 72% in 2000. The decrease in 2001 is a reflection of the increase in gross G&A expense. Net general and administrative expense per equivalent barrel increased 148% from $0.86 in 2000 to $2.13 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) decreased $14,000 from a net expense of $10,000 in 2000 to net income $4,000 in 2001. This decrease was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt and higher interest income resulting from higher cash and cash equivalent balances in 2001 relative to 2000.







                            Intentionally left blank.

       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                             2001         2000
                                                           --------     --------
Sales volume:
    Oil (barrels)                                            24,900       23,400
    Gas (mcf)                                                21,300       22,500

Revenue:
    Oil                                                    $630,000     $565,000
    Gas                                                      85,000       60,000
                                                           --------     --------

    Total                                                   715,000      625,000
Total production expense(1)                                 472,000      435,000
                                                           --------     --------

Gross profit                                               $243,000     $190,000
                                                           ========     ========

Depletion expense                                          $ 55,000     $ 49,000

Average sales price:
    Oil (per barrel)                                       $  25.33     $  24.21
    Gas (per mcf)                                          $   3.98     $   2.68
Average production expense(1,2,3)                          $  16.56     $  16.02
Average gross profit(2,3)                                  $   8.58     $   7.06
Average depletion expense(2,3)                             $   1.92     $   1.80
Average general and administrative expense(2,3)            $   2.13     $   0.86

----------------------------

(1)  Operating costs, including production tax
(2)  Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded figures

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2001)

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the period ended June 30, 2001, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

None

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David J. Flake
------------------
David J. Flake
Chief Financial Officer and
Principal Accounting Officer

Date: August 10, 2001