Form 10QSB
period 2001-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2001-11-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___  ACT OF 1934



For the quarterly period ended September 30, 2001


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


Shares of common stock outstanding on November 12, 2001: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements ..........................................  3

              Consolidated Balance Sheets - September 30, 2001
              and March 31, 2001 ............................................  3

              Consolidated Statements of Operations - Quarters and Six Months
              Ended September 30, 2001 and September 30, 2000 ...............  5

              Consolidated Statements of Cash Flows - Six Months Ended
              September 30, 2001 and September 30, 2000 .....................  6

              Notes to Consolidated Financial Statements ....................  7

     Item 2.  Management's Discussion and Analysis and Plan of Operation ....  8

              Results of Operations ......................................... 10

PART II     OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................. 14

     Item 2.  Changes in Securities ......................................... 14

     Item 3.  Defaults Upon Senior Securities ............................... 14

     Item 4.  Submission of Matters to a Vote of Security Holders ........... 14

     Item 5.  Other Information ............................................. 14

     Item 6.  Exhibits and Reports on Form 8-K .............................. 14

     Signatures ............................................................. 14



PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        September 30      March 31
                                                            2001            2001
                                                        ------------    ------------

Assets
Current assets
     Cash and cash equivalents                          $    480,000    $    720,000
     Accounts receivable
         Oil and gas sales                                   261,000         340,000
         Joint interest and other receivables                470,000         253,000
         Less: allowance for doubtful accounts               (50,000)        (50,000)
     Other current assets                                     58,000          76,000
                                                        ------------    ------------

                  Total current assets                     1,219,000       1,339,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              33,565,000      33,070,000
     Support equipment                                       332,000         315,000
                                                        ------------    ------------

                                                          33,897,000      33,385,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,983,000)    (31,857,000)
     Accumulated depreciation                               (277,000)       (278,000)
                                                        ------------    ------------

     Net property and equipment                            1,637,000       1,250,000
     Other non-current assets                                152,000         155,000
                                                        ------------    ------------

                  Total non-current assets                 1,789,000       1,405,000
                                                        ------------    ------------

Total Assets                                            $  3,008,000    $  2,744,000
                                                        ============    ============



            See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                          2001            2001
                                                      ------------    ------------

Liabilities
Current liabilities
     Accounts payable                                 $    295,000    $    226,000
     Accrued liabilities                                   481,000         462,000
     Current portion of long-term debt                       1,000           1,000
                                                      ------------    ------------

                  Total current liabilities                777,000         689,000
                                                      ------------    ------------

Long-term debt, less current portion                          --              --
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                    17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (20,455,000)    (20,631,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity             2,231,000       2,055,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  3,008,000    $  2,744,000
                                                      ============    ============



          See accompanying notes to consolidated financial statements.



                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Operations
                                           (Unaudited)


                                          Six Months Ended                 Quarters Ended
                                            September 30                    September 30
                                        2001            2000            2001            2000
                                    ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales              $  1,381,000    $  1,384,000    $    666,000    $    759,000
     Well service revenue                 20,000          16,000           9,000           6,000
                                    ------------    ------------    ------------    ------------

     Total revenue                     1,401,000       1,400,000         675,000         765,000
                                    ------------    ------------    ------------    ------------

Expenses
     Oil and gas production              869,000         787,000         452,000         398,000
     Production tax                      105,000         113,000          50,000          67,000
     Well service expenses                21,000          15,000          10,000           7,000
     Depreciation and depletion          129,000          99,000          73,000          49,000
     General and administrative          109,000          55,000          48,000          32,000
                                    ------------    ------------    ------------    ------------

     Total operating expenses          1,233,000       1,069,000         633,000         553,000
                                    ------------    ------------    ------------    ------------

     Income from operations              168,000         331,000          42,000         212,000
                                    ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income            10,000           6,000           5,000           3,000
     Interest expense                     (2,000)        (24,000)         (1,000)        (11,000)
                                    ------------    ------------    ------------    ------------

     Total other income (expense)          8,000         (18,000)          4,000          (8,000)
                                    ------------    ------------    ------------    ------------

Income before income taxes               176,000         313,000          46,000         204,000
Income taxes                                --              --              --              --
                                    ------------    ------------    ------------    ------------

Net income                          $    176,000    $    313,000    $     46,000    $    204,000
                                    ============    ============    ============    ============

Weighted average common shares
   outstanding:
     Basic                            16,530,487      16,530,487      16,530,487      16,530,487
     Diluted                          16,817,609      16,739,752      16,804,754      16,732,133

Net income per share:
     Basic                          $       .011    $       .019    $       .003    $       .012
     Diluted                        $       .010    $       .019    $       .003    $       .012



                  See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                September 30
                                                              2001        2000
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 176,000    $ 313,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and depletion                              129,000       99,000
     Change in:
         Accounts receivable, net                           (138,000)       2,000
         Other assets                                         11,000       35,000
         Accounts payable and accrued liabilities             88,000     (187,000)
     Other                                                     6,000        7,000
                                                           ---------    ---------

Net cash provided by operating activities                    272,000      269,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (491,000)    (180,000)
     Support equipment                                       (27,000)      (4,000)
Purchase of lease and well equipment inventory               (10,000)      (9,000)
Proceeds from sale of lease and well equipment inventory       9,000       45,000
Proceeds from sale of oil and gas property and equipment       6,000       98,000
Proceeds from sale of support equipment                        1,000         --
                                                           ---------    ---------

Net cash used in investing activities                       (512,000)     (50,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                         --       (207,000)
Proceeds from borrowing                                         --           --
                                                           ---------    ---------

Net cash used in financing activities                           --       (207,000)
                                                           ---------    ---------

Cash and cash equivalents:
Net increase (decrease)                                     (240,000)      12,000
Balance at beginning of period                               720,000      265,000
                                                           ---------    ---------

Balance at end of period                                   $ 480,000    $ 277,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   2,000    $  24,000



          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Basic's Form 10-KSB for the year ended March 31, 2001.

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

                                     ITEM 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2002. In addition, as mentioned in the "Debt" section below, Basic has $270,000 available in additional borrowing capacity as of November 12, 2001.

WORKING CAPITAL. At September 30, 2001 the Company had a working capital surplus of $442,000 (a current ratio of 1.57:1) compared to a working capital surplus at March 31, 2001 of $650,000 (a current ratio of 1.94:1).

During the six months ended September 30 Basic saw a decrease in cash and cash equivalents with concurrent increases in joint interest and other receivables and accounts payable and accrued liabilities. These changes were primarily a result of three recompletion projects (see "Capital Expenditures" section below), and reflect the cash outlay for 100 percent of the costs incurred, amounts due from outside parties for their proportionate share of these costs and unpaid bills for costs incurred near the end of the period.

In addition, contributing to the decrease in working capital surplus was a $79,000 (23%) drop in oil and gas sales receivable at September 30 compared to March 31. This decrease was a direct result of lower oil and gas prices at September 30 relative to prices at March 31.

DEBT. Effective September 10, 2001 and retroactive to July 1, 2001, Basic's current loan agreement with its bank was amended to allow for a borrowing base re-determination and new reduction schedule. With only a modest increase in the borrowing base, under the terms of the amended loan agreement, the Company's unused borrowing capacity is $270,000 as of November 12, 2001. This borrowing capacity declines at a rate of $5,000 per month (previously $20,000 per month) until the credit facility expires, regardless of the unused borrowing capacity, on December 31, 2001. The Company has no immediate plans to draw on this line of credit. Nevertheless, opportunities may arise whereby Basic may utilize this facility. However, the amended agreement was not modified to extend the term of the credit facility and any outstanding loan balance will be due and payable in full on December 31, 2001. A commitment fee of 0.5% is charged for any unused portion of the credit line. During the six months ended September 30, 2001 Basic was in compliance with all bank covenants.

The Company has begun preliminary discussions with its bank and other lending institutions to either extend the current credit facility or establish a new line of credit.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the six months ended September 30, 2001 and at September 30, 2001 the Company had no contracts in place to hedge future production.

During the 2000 period Basic was under an agreement with its bank to hedge, using a "Zero-Cost Collar", two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period ending August 31, 2000. During this period the Company incurred hedging losses, including losses from futures and options contracts, of approximately $81,000.

The fact that Basic had no hedging contracts in place at September 30, 2001 should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. The Company intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. During the six months ended September 30, 2001 Basic spent approximately $400,000 to exploit three development opportunities on existing producing properties and acquire working interests in two additional producing properties.

The largest expenditure, approximately $210,000, involved a recompletion effort in Converse County, Wyoming mentioned in previous disclosures. In addition, the Company undertook recompletion attempts on two additional properties in Sheridan County, Montana. Basic initiated these two projects not because they were the most promising, but because the Company was in jeopardy of losing the underlying mineral leases. Expenditures for these two efforts totaled approximately $60,000. All three recompletion attempts were deemed unsuccessful. The two Montana wells are scheduled to be plugged and abandoned and the Wyoming well, while on production, is currently averaging only about 4-6 barrels of oil per day. As a result, the Company was not able to recognize any additional reserves associated with these three projects.

Basic was able to add estimated reserves of approximately 20,000 barrels of oil and 88 million cubic feet of gas during the six months ended September 30, 2001 as a result of the two acquisitions made during the period. Effective July 1, 2001 the Company purchased an approximate 7.7% non-operated working interest in a well in McKenzie County, North Dakota and acquired a 5% working interest to add to the approximate 5.9% operated working interest already owned in two gas wells in Matagorda County, Texas. The total cost of the two acquisitions was approximately $130,000.

Following a decline in oil prices in September 2001 and upcoming winter conditions in North Dakota and Montana, the Company expects to slow the pace of exploitation activity. However, Basic anticipates recompleting two wells in Sheridan County, Montana in the upcoming months. It is estimated that the combined cost to Basic will be approximately $40,000. It is the Company's intent to initiate future efforts such that the exploitation costs can be funded with cash flow from operations and/or any available borrowing capacity on its credit facility.

The Company previously disclosed its intent to diversify its efforts to include drilling as a means of increasing reserves and future revenues. The Company continues to evaluate various opportunities in this regard and believes it will undertake such a venture, or ventures, prior to the end of the current fiscal year. Basic anticipates that initial efforts would begin with development drilling, possibly on properties which Basic already has an interest. The Company notes that ventures may later include exploratory drilling. As always, the Company would limit participation to high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

As far as further acquisitions are concerned, given the recent level of oil and gas prices, the market for producing oil and gas properties is extremely competitive and inflated. Furthermore, a return to more modest prices could substantially undermine the value paid for a particular property. This environment has forced Basic's management to take a conservative approach when considering bidding on new properties. Nevertheless, the Company will continue to evaluate suitable properties that are available for sale. However, there can be no assurances that Basic will pursue acquisitions as aggressively as it has in the past or that offers the Company may submit will be accepted.

The Company may alter or vary, all or part of, these planned capital expenditures based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS. The Company still holds some marginal, operated and non-operated properties that are no longer consistent with its operating strategy. Basic intends to continue its efforts to sell those wells where possible and plug those wells where necessary.

Results of Operations
---------------------

Year-to-Date Comparison
-----------------------

OVERVIEW. Operations in the six months ended September 30, 2001 (2001) resulted in net income of $176,000 compared to net income of $313,000 for the six months ended September 30, 2000 (2000).

REVENUES. Oil and gas sales revenue decreased $3,000 (less than 1%) in 2001 from 2000. Oil sales revenue decreased $4,000 (less than 1%). An increase in oil sales volume that added $63,000 to oil sales revenue was more than offset by a $67,000 decrease resulting from a drop in oil prices. Gas sales revenue increased $1,000 (less than 1%) in 2001 over 2000. A decrease in gas prices accounted for a $1,000 drop in gas sales revenue. However, this was more than offset by a $2,000 increase resulting from a rise in gas sales volume.

VOLUMES AND PRICES. Total liquid sales volume increased 5%, from 47,900 barrels in 2000 to 50,400 barrels in 2001 while there was a 5% decrease in the average price per barrel from $26.09 in 2000 to $24.75 in 2001. Total gas sales volume increased 2%, from 43,000 Mcf in 2000 to 43,900 Mcf in 2001 while the average price per Mcf decreased less than 1%, from $3.08 in 2000 to $3.06 in 2001. The hedging losses mentioned above reduced the average price per barrel $1.68 in 2000.

Concerning the increase in oil sales volume, in general, normal production decline was more than offset by a gain in sales volume generated from three sources. First, eight new wells contributed 2,800 barrels to 2001 sales. These wells were either purchased subsequent to the 2000 period or near the end of the period and, thus, contributed only negligible amounts to 2000 sales. Second, two recompleted wells increased 2001 sales by 2,000 barrels. And finally, Basic realized an additional 2,700 barrels from three wells that were shut in during all or a portion of 2000 and placed back on production.

The slight increase in gas sales volumes from 2000 to 2001 was primarily due to an increase in sales from one of the recompletions (8,800 Mcf) and three of the acquisitions (2,800 Mcf) offsetting normal production decline and the loss of sales (4,900 Mcf) from non-operated properties that were sold. In addition, Basic realized larger than expected production declines from three gas wells in Weld County, Colorado. The Company is currently evaluating these properties for further development to either restore production to anticipated levels or possibly enhance production.

EXPENSES. Oil and gas production expense increased $82,000 (10%) in 2001 over 2000. The eight new wells purchased during or subsequent to the 2000 period added $55,000 to production expense in 2001. Also, the two recompletions accounted for an increase of $16,000 and an additional $62,000 in operating expenses were incurred in 2001 to put three wells that had been shut in back on production. In addition, operating expenses on non-operated properties rose $29,000. Partially offsetting these increases were savings of $98,000 on three properties that incurred significant workovers in 2000.

Production taxes decreased $8,000 (7%) in 2001 from 2000 primarily as a result of the decrease in oil and gas sales revenue. Basic also realized a drop in production taxes as a percent of sales revenue from 8.2% in 2000 to 7.6% in 2001. As a result of an 8% increase in oil and gas production expense and production taxes combined and a 5% increase in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 3% from $16.31 in 2000 to $16.87 in 2001. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation and depletion expense increased $30,000 (30%) in 2001 over 2000. This increase was primarily due to a 36% increase in the depletable base at September 30, 2001 relative to September 30, 2000 as a result of the capital expenditures incurred during 2001. The depletion rate was approximately 6.9% for the 2001 period and 7.3% for the 2000 period. The depletion expense per equivalent barrel increased 24% from $1.76 in 2000 to $2.18 in 2001.

Gross general and administrative (G&A) expense increased $63,000 (36%), in 2001 over 2000 while net G&A increased $54,000 (98%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to an increase in employee compensation and benefits and Basic's office relocation to downtown Denver. The added expenses related to the office move include an increase in office rent and the additional license fee and lease expense with respect to Basic's new accounting software program. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 55% in 2001 compared to 69% in 2000. The decrease in 2001 is a reflection of the increase in gross G&A expense. Net general and administrative expense per equivalent barrel increased 88% from $1.00 in 2000 to $1.88 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) improved from a net expense of $18,000 in 2000 to net income $8,000 in 2001. This improvement was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt and higher interest income resulting from higher cash and cash equivalent balances in 2001 relative to 2000.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000
-----------------------------------------------------------------------------

OVERVIEW. Operations in the quarter ended September 30, 2001 (2001) resulted in net income of $46,000 compared to net income of $204,000 in the quarter ended September 30, 2000 (2000).

REVENUES. Oil and gas sales revenue decreased $93,000 (12%) in 2001 from 2000. Oil sales revenue decreased $69,000 (10%). Higher oil sales volume accounted for a $25,000 increase that was more than offset by a $94,000 decrease resulting from a drop in oil prices. Gas sales revenue decreased $24,000 (33%) in 2001 from 2000. Higher gas sales volume produced an increase of $7,000. However, this was more than offset by a decrease of $31,000 resulting from a drop in gas prices.

VOLUMES AND PRICES. Total liquid sales increased 4%, from 24,500 barrels in 2000 to 25,500 barrels in 2001 while there was a 13% drop in the average price per barrel from $27.88 in 2000 to $24.19 in 2001. Total gas sales increased 10%, from 20,500 Mcf in 2000 to 22,600 Mcf in 2001, while the average price per Mcf decreased 38%, from $3.53 in 2000 to $2.20 in 2001. Hedging losses reduced the average price per barrel $1.35 in 2000.

Concerning the increase in oil sales volume, normal production decline was more than offset by a gain in sales volume generated from one recompletion (1,000 barrels) and six acquisitions (1,300 barrels). The increase in gas sales volume can also be attributed to the Company compensating for normal production decline with recompletions and acquisitions. One gas well recompletion added 3,800 Mcf and three acquisitions increased gas sales volume 1,100 Mcf.

EXPENSES. Oil and gas production expense increased $54,000 (14%) in 2001 over 2000. Acquisitions accounted for an increase of $20,000 and additional expenses to put previously shut-in wells back on production added $46,000. In addition, operating expenses on non-operated properties rose $15,000 in 2001 over 2000. Again, partially offsetting these increases were savings of $50,000 on three properties that incurred significant workovers in 2000.

Production taxes decreased $17,000 (25%) primarily as a result of the decrease in oil and gas sales revenue. Production taxes as a percent of sales revenue dropped from 8.8% in 2000 to 7.5% in 2001. An 8% increase in oil and gas production expense and production taxes combined together with a 4% increase in equivalent barrel sales volume resulted in the overall lifting cost per equivalent barrel increasing 4% from $16.58 in 2000 to $17.17 in 2000.

Depreciation and depletion expense increased $24,000 (49%) in 2001 over 2000. Again, this was due to the significant increase in capital expenditures in 2001 relative to 2000 and the resulting jump in the depletable base in 2001 compared to 2000. The depletion rate decreased only slightly from 3.7% in 2000 to 3.5% in 2001. The result was a 41% increase in the depletion rate per equivalent barrel from $1.73 in 2000 to $2.44 in 2001.

Gross general and administrative expense increased $21,000 (22%) in 2001 over 2000 while net general and administrative expense increased $16,000 (50%). The increase in gross G&A expense was again primarily due to an increase in employee compensation and benefits and the Company's office move to downtown Denver. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 58% in 2001 compared to 66% in 2000. Net general and administrative expense per equivalent barrel increased 45% from $1.13 in 2000 to $1.64 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) improved from a net expense of $8,000 in 2000 to net income of $4,000 in 2001. Again, this improvement was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt and higher interest income resulting from higher cash and cash equivalent balances in 2001 relative to 2000.

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                     Six Months Ended            Quarters Ended
                                                       September 30               September 30
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    50,400       47,900       25,500       24,500
     Gas (mcf)                                        43,900       43,000       22,600       20,500

Revenue
     Oil                                          $1,247,000   $1,251,000   $  617,000   $  686,000
     Gas                                             134,000      133,000       49,000       73,000
                                                  ----------   ----------   ----------   ----------

                                                   1,381,000    1,384,000      666,000      759,000
Total production expense(1)                          974,000      900,000      502,000      465,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  407,000   $  484,000   $  164,000   $  294,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  126,000   $   97,000   $   71,000   $   48,000

Average sales price(2)
     Oil (per barrel)                             $    24.75   $    26.09   $    24.19   $    27.88
     Gas (per mcf)                                $     3.06   $     3.08   $     2.20   $     3.53
Average production expense(1,2,3)                 $    16.87   $    16.31   $    17.17   $    16.58
Average gross profit(2,3)                         $     7.08   $     8.80   $     5.61   $    10.48
Average depletion expense(2,3)                    $     2.18   $     1.76   $     2.44   $     1.73
Average general and administrative expense(2,3)   $     1.88   $     1.00   $     1.64   $     1.13

----------
(1)   Operating expenses, including production tax
(2)   Averages calculated based upon non-rounded figures
(3)   Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)


                                       13

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2001)

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

During the six months ended September 30, 2001, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

Date:  November 12, 2001