Form 10QSB
period 2001-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-02-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001


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


Shares of common stock outstanding on February 12, 2002: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements.............................................  3

            Consolidated Balance Sheets - December 31, 2001
            and March 31, 2001...............................................  3

            Consolidated Statements of Operations - Quarters and Nine Months
            Ended December 31, 2001 and December 31, 2000....................  5

            Consolidated Statements of Cash Flows - Nine Months Ended
            December 31, 2001 and December 31, 2000..........................  6

            Notes to Consolidated Financial Statements.......................  7

   Item 2.  Management's Discussion and Analysis and Plan of Operation.......  8

            Results of Operations............................................ 10

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 14

   Item 2.  Changes in Securities............................................ 14

   Item 3.  Defaults Upon Senior Securities.................................. 14

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 14

   Item 5.  Other Information................................................ 14

   Item 6.  Exhibits and Reports on Form 8-K................................. 14

   Signatures................................................................ 14



PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        December 31       March 31
                                                            2001            2001
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    514,000    $    720,000
     Accounts receivable
         Oil and gas sales                                   176,000         340,000
         Joint interest and other receivables                407,000         253,000
         Less: allowance for doubtful accounts               (50,000)        (50,000)
     Other current assets                                     56,000          76,000
                                                        ------------    ------------

                  Total current assets                     1,103,000       1,339,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              33,656,000      33,070,000
     Support equipment                                       333,000         315,000
                                                        ------------    ------------

                                                          33,989,000      33,385,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (32,034,000)    (31,857,000)
     Accumulated depreciation                               (281,000)       (278,000)
                                                        ------------    ------------

     Net property and equipment                            1,674,000       1,250,000
     Other non-current assets                                148,000         155,000
                                                        ------------    ------------

                  Total non-current assets                 1,822,000       1,405,000
                                                        ------------    ------------

Total Assets                                            $  2,925,000    $  2,744,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.



                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2


                                                        December 31       March 31
                                                            2001            2001
                                                        ------------    ------------

Liabilities
Current liabilities
     Accounts payable                                   $    350,000    $    226,000
     Accrued liabilities                                     435,000         462,000
     Current portion of long-term debt                          --             1,000
                                                        ------------    ------------

                  Total current liabilities                  785,000         689,000
                                                        ------------    ------------

Long-term debt, less current portion                            --              --
                                                        ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                      --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                      17,000          17,000
     Additional paid-in capital                           22,692,000      22,692,000
     Accumulated deficit                                 (20,546,000)    (20,631,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                              (23,000)        (23,000)
                                                        ------------    ------------

                  Total shareholders' equity               2,140,000       2,055,000
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $  2,925,000    $  2,744,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.



                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Operations
                                           (Unaudited)


                                          Nine Months Ended                Quarters Ended
                                             December 31                     December 31
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales               $  1,869,000    $  2,148,000    $    488,000    $    764,000
     Well service revenue                  28,000          22,000           8,000           6,000
                                     ------------    ------------    ------------    ------------

     Total revenue                      1,897,000       2,170,000         496,000         770,000
                                     ------------    ------------    ------------    ------------

Expenses
     Oil and gas production             1,318,000       1,126,000         449,000         339,000
     Production tax                       140,000         178,000          35,000          65,000
     Well service expenses                 30,000          20,000           9,000           5,000
     Depreciation and depletion           181,000         150,000          52,000          51,000
     General and administrative           154,000          89,000          45,000          34,000
                                     ------------    ------------    ------------    ------------

     Total operating expenses           1,823,000       1,563,000         590,000         494,000
                                     ------------    ------------    ------------    ------------

     Income (loss) from operations         74,000         607,000         (94,000)        276,000
                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income             13,000          11,000           3,000           5,000
     Interest expense                      (2,000)        (31,000)           --            (7,000)
                                     ------------    ------------    ------------    ------------

     Total other income (expense)          11,000         (20,000)          3,000          (2,000)
                                     ------------    ------------    ------------    ------------

Income before income taxes                 85,000         587,000         (91,000)        274,000
Income taxes                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income (loss)                    $     85,000    $    587,000    $    (91,000)   $    274,000
                                     ============    ============    ============    ============

Weighted average common shares
   outstanding:
     Basic                             16,530,487      16,530,487      16,530,487      16,530,487
     Diluted                           16,778,607      16,731,534      16,530,487      16,713,863

Net income (loss) per share:
     Basic                           $      0.005    $      0.036    $     (0.006)   $      0.017
     Diluted                         $      0.005    $      0.035    $     (0.006)   $      0.016


                  See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                December 31
                                                             2001          2000
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $  85,000    $ 587,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and depletion                              181,000      150,000
     Change in:
         Accounts receivable, net                             10,000       48,000
         Other assets                                          7,000       38,000
         Accounts payable and accrued liabilities             97,000     (149,000)
     Other                                                     9,000       11,000
                                                           ---------    ---------

Net cash provided by operating activities                    389,000      685,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (622,000)    (208,000)
     Support equipment                                       (28,000)     (15,000)
Purchase of lease and well equipment inventory               (11,000)     (24,000)
Proceeds from sale of lease and well equipment inventory      10,000       48,000
Proceeds from sale of oil and gas property and equipment      56,000       98,000
Proceeds from sale of support equipment                        1,000         --
                                                           ---------    ---------

Net cash used in investing activities                       (594,000)    (101,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                       (1,000)    (267,000)
Proceeds from borrowing                                         --           --
                                                           ---------    ---------

Net cash used in financing activities                         (1,000)    (267,000)
                                                           ---------    ---------

Cash and cash equivalents:
Net increase (decrease)                                     (206,000)     317,000
Balance at beginning of period                               720,000      265,000
                                                           ---------    ---------

Balance at end of period                                   $ 514,000    $ 582,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   2,000    $  31,000



          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

WORKING CAPITAL. At December 31, 2001 the Company had a working capital surplus of $318,000 (a current ratio of 1.41:1) compared to a working capital surplus at March 31, 2001 of $650,000 (a current ratio of 1.94:1).

During the nine months ended December 31 Basic saw a decrease in cash and cash equivalents with concurrent increases in joint interest and other receivables and accounts payable and accrued liabilities. These changes were primarily a result of various recompletion projects (see "Capital Expenditures" section below) and workovers, and reflect the cash outlay for 100 percent of the costs incurred, amounts due from outside parties for their proportionate share of these costs and unpaid bills for costs incurred near the end of the period.

In addition, contributing to the decrease in working capital surplus was a $164,000 (48%) drop in oil and gas sales receivable at December 31 compared to March 31. This decrease was a direct result of lower oil and gas prices at December 31 relative to prices at March 31.

DEBT. On December 31, 2001 Basic's credit facility expired and the remaining $1,000 principal balance was paid. On January 30, 2002 the Company and another bank signed a commitment letter for the establishment of a $1,000,000 36-month credit facility with an initial borrowing base of $400,000. Basic anticipates closing on this agreement in the next couple of weeks.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the nine months ended December 31, 2001 and at December 31, 2001 the Company had no contracts in place to hedge future production.

During the 2000 period Basic was under an agreement with its bank to hedge, using a "Zero-Cost Collar", two thousand barrels per month (slightly less than one-third of the Company's anticipated oil production) for a one-year period ending August 31, 2000. During this period the Company incurred hedging losses, including losses from futures and options contracts, of approximately $81,000.

The fact that Basic had no hedging contracts in place at December 31, 2001 should not be construed as a change in Company policy. The Company intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. During the nine months ended December 31, 2001 Basic spent approximately $456,000 to exploit four development opportunities on existing producing properties and acquire working interests in two additional producing properties.

As mentioned in previous disclosures, the largest expenditure, approximately $210,000, involved a recompletion effort in Converse County, Wyoming. In addition, the Company undertook recompletion attempts on two additional properties in Sheridan County, Montana. Expenditures for these two efforts totaled approximately $102,000. All three recompletion attempts were deemed unsuccessful. The two Montana wells are scheduled to be plugged and abandoned and the Wyoming well, while on production, is currently averaging only about 10 barrels of oil per day (BOPD). As a result, the Company was not able to recognize any additional reserves associated with these three projects.

In November 2001 Basic began a recompletion project on another well in Sheridan County, Montana. Two formations were tested. The first was unproductive and plugged but the second formation was successfully recompleted. During January 2002 production from this new formation averaged approximately 32 BOPD. The Company has a 19.7% working interest in this well. The total cost of this project to Basic's interest was approximately $14,000. Estimated reserves are slightly over 9,000 barrels net to the Company.

Subsequent to December 31, 2001 the Company participated in the deepening of a Weld County, Colorado gas well in which it has a 5% overriding royalty interest. Basic will have a 60% working interest (52.5% net revenue interest) in the production from the new J-Sand formation once the well is completed and placed on production. The Company will not book any estimated reserves until that time.

Basic was also able to add estimated reserves of approximately 20,000 barrels of oil and 88 million cubic feet of gas during the nine months ended December 31, 2001 as a result of two acquisitions previously disclosed. Effective July 1, 2001 the Company purchased an approximate 7.7% non-operated working interest in a well in McKenzie County, North Dakota and acquired a 5% working interest to add to the approximate 5.9% operated working interest already owned in two gas wells in Matagorda County, Texas. The total cost of the two acquisitions was $130,000.

Basic anticipates recompleting one more well in Sheridan County, Montana in the upcoming months. It is estimated that the cost to Basic will be approximately $18,000. It is the Company's intent to initiate any future recompletion efforts such that the exploitation costs can be funded with cash flow from operations and/or any available borrowing capacity on any new credit facility.

The Company previously disclosed its intent to diversify its efforts to include drilling as a means of increasing reserves and future revenues. With the deepening of the Weld County, Colorado property mentioned above, the Company has initiated the first of its efforts to increase the Company's exposure to the drill bit. If the result of this deepening effort proves economically successful, the Company has three additional wellbores on this property that could be deepened. The Company continues to evaluate other opportunities and believes it will undertake an additional venture, or ventures, prior to the end of the current fiscal year. As always, the Company would limit participation to high quality development or exploratory prospects which management believes are capable of increasing reserves and cash flow with reasonable risk.

As far as further acquisitions are concerned, the Company will continue to evaluate suitable properties that are available for sale. However, there can be no assurances that Basic will pursue acquisitions as aggressively as it has in the past or that offers the Company may submit will be accepted.

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

Results of Operations
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the nine months ended December 31, 2001 (2001) resulted in net income of $85,000 compared to net income of $587,000 for the nine months ended December 31, 2000 (2000).

REVENUES. Oil and gas sales revenue decreased $279,000 (13%) in 2001 from 2000. Oil sales revenue decreased $246,000 (13%). An increase in oil sales volume that added $105,000 to oil sales revenue was more than offset by a $351,000 decrease resulting from a drop in oil prices. Gas sales revenue decreased $33,000 (16%) in 2001 over 2000. A decrease in gas prices, accounting for a $44,000 drop in gas sales revenue, more than offset an $11,000 increase resulting from a rise in gas sales volume.

VOLUMES AND PRICES. Total liquid sales volume increased 5%, from 71,500 barrels in 2000 to 75,400 barrels in 2001 while there was a 17% decrease in the average price per barrel from $27.19 in 2000 to $22.53 in 2001. Total gas sales volume increased 5%, from 60,100 Mcf in 2000 to 63,300 Mcf in 2001 while the average price per Mcf decreased 21%, from $3.38 in 2000 to $2.68 in 2001. The hedging losses mentioned above reduced the average price per barrel $1.13 in 2000.

With respect to the increase in oil sales volume, in general, normal production decline was more than offset by a gain in sales volume generated from three sources. First, eight new wells contributed 3,200 barrels to 2001 sales. These wells were either purchased subsequent to the 2000 period or during the period and, thus, did not contribute a full nine months to 2000 sales. Second, three recompleted wells increased 2001 sales by 3,200 barrels. And finally, Basic realized an additional 2,000 barrels from two wells that were shut in during all or a portion of 2000 and placed back on production.

The increase in gas sales volumes from 2000 to 2001 was primarily due to an increase in sales from one of the recompletions (10,300 Mcf) and three of the acquisitions (4,700 Mcf) offsetting normal production decline and the loss of sales (4,900 Mcf) from non-operated properties that were sold.

EXPENSES. Oil and gas production expense increased $192,000 (17%) in 2001 over 2000. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items has daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, they account for more dramatic fluctuations in oil and gas production expense from quarter to quarter and period to period. Routine lease operating expense increased $92,000 in 2001 over 2000. This increase was primarily due to an additional $54,000 in 2001 from acquisitions, $21,000 from recompletions and $15,000 from wells that were previously shut in and placed back on production. Workovers accounted for the other $92,000 increase in 2001 over 2000.

Production taxes decreased $38,000 (21%) in 2001 from 2000 primarily as a result of the decrease in oil and gas sales revenue. Basic also realized a drop in production taxes as a percent of sales revenue from 8.2% in 2000 to 7.5% in 2001. As a result of an 12% increase in oil and gas production expense and production taxes combined and a 5% increase in equivalent barrel sales volume, the overall lifting cost per equivalent barrel increased 6% from $15.97 in 2000 to $16.96 in 2001. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation and depletion expense increased $31,000 (21%) in 2001 over 2000. This increase was primarily due to a 25% increase in the depletable base at December 31, 2001 relative to December 31, 2000 as a result of the capital expenditures incurred during 2001. The depletion rate was approximately 10.3% for the 2001 period and 10.7% for the 2000 period. The depletion expense per equivalent barrel increased 14% from $1.80 in 2000 to $2.05 in 2001.

Gross general and administrative (G&A) expense increased $79,000 (29%) in 2001 over 2000 while net G&A increased $65,000 (73%). Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to an increase in employee compensation and benefits and Basic's office relocation to downtown Denver in March 2001. The added expenses related to the office move include an increase in office rent and the additional license fee and lease expense with respect to Basic's new accounting software program. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 56% in 2001 compared to 67% in 2000. The decrease in 2001 is a reflection of the increase in gross G&A expense. Net general and administrative expense per equivalent barrel increased 64% from $1.09 in 2000 to $1.79 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) improved from a net expense of $20,000 in 2000 to net income $11,000 in 2001. This improvement was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt.

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

OVERVIEW. Operations in the quarter ended December 31, 2001 (2001) resulted in a net loss of $91,000 compared to net income of $274,000 in the quarter ended December 31, 2000 (2000).

REVENUES. Oil and gas sales revenue decreased $276,000 (36%) in 2001 from 2000. Oil sales revenue decreased $242,000 (35%). Higher oil sales volume accounted for a $42,000 increase that was more than offset by a $284,000 decrease resulting from a drop in oil prices. Gas sales revenue decreased $34,000 (49%) in 2001 from 2000. Higher gas sales volume produced an increase of $10,000. However, this was more than offset by a decrease of $44,000 resulting from a drop in gas prices.

VOLUMES AND PRICES. Total liquid sales increased 6%, from 23,600 barrels in 2000 to 25,000 barrels in 2001 while there was a 39% drop in the average price per barrel from $29.41 in 2000 to $18.07 in 2001. Total gas sales increased 13%, from 17,100 Mcf in 2000 to 19,400 Mcf in 2001, while the average price per Mcf decreased 56%, from $4.12 in 2000 to $1.82 in 2001.

Concerning the increase in oil sales volume, normal production decline was more than offset by a gain in sales volume generated from three recompletions (1,200 barrels) and three acquisitions (600 barrels). In addition, severe weather conditions in Montana and North Dakota in November and December 2000 reduced sales during that quarter. The increase in gas sales volume can also be attributed to the Company compensating for normal production decline with recompletions and acquisitions. One gas well recompletion added 1,500 Mcf and two acquisitions increased gas sales volume 1,000 Mcf.

EXPENSES. Oil and gas production expense increased $110,000 (32%) in 2001 over 2000. Workover expense increased $83,000 while routine lease operating expense rose $27,000. The increase in workover expense is primarily due to a lower than average workover expense in 2000. This lower expense in 2000 was primarily random in nature but one contributing factor was the severe weather conditions experienced in 2000. With respect to the routine expenses, acquisitions accounted for an increase of $12,000, previously shut-in wells put back on production added $4,000 and recompletions added $9,000.

Production taxes decreased $30,000 (46%) primarily as a result of the decrease in oil and gas sales revenue. Production taxes as a percent of sales revenue dropped from 8.5% in 2000 to 7.2% in 2001. A 20% increase in oil and gas production expense and production taxes combined together with a 7% increase in equivalent barrel sales volume resulted in the overall lifting cost per equivalent barrel increasing 12% from $15.28 in 2000 to $17.14 in 2001.

Depreciation and depletion expense increased $1,000 (2%) in 2001 over 2000. Again, this was due to the increase in capital expenditures in 2001 relative to 2000. The depletion rate decreased only slightly from 3.5% in 2000 to 3.4% in 2001. Because of the increase in equivalent barrel sales, there was a 4% decrease in the depletion rate per equivalent barrel from $1.87 in 2000 to $1.79 in 2001.

Gross general and administrative expense increased $15,000 (16%) in 2001 over 2000 while net general and administrative expense increased $11,000 (32%). The increase in gross G&A expense was primarily due to the Company's office move to downtown Denver. The percentage of gross general and administrative expense that Basic was able to charge to Company-operated wells was 59% in 2001 compared to 64% in 2000. Net general and administrative expense per equivalent barrel increased 25% from $1.28 in 2000 to $1.60 in 2001.

OTHER INCOME/(EXPENSE). Other income/(expense) improved from a net expense of $2,000 in 2000 to net income of $3,000 in 2001. Again, this improvement was primarily the result of lower interest expense due to a lower average outstanding balance due on the Company's bank debt.

      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                     Nine Months Ended          Quarters Ended
                                                        December 31               December 31
                                                     2001         2000         2001         2000
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    75,400       71,500       25,000       23,600
     Gas (mcf)                                        63,300       60,100       19,400       17,100

Revenue
     Oil                                          $1,699,000   $1,945,000   $  452,000   $  694,000
     Gas                                             170,000      203,000       36,000       70,000
                                                  ----------   ----------   ----------   ----------

                                                   1,869,000    2,148,000      488,000      764,000
Total production expense(1)                        1,458,000    1,304,000      484,000      404,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  411,000   $  844,000   $    4,000   $  360,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  177,000   $  147,000   $   51,000   $   50,000

Average sales price(2)
     Oil (per barrel)                             $    22.53   $    27.19   $    18.07   $    29.41
     Gas (per mcf)                                $     2.68   $     3.38   $     1.82   $     4.12
Average production expense(1,2,3)                 $    16.96   $    15.97   $    17.14   $    15.28
Average gross profit(2,3)                         $     4.79   $    10.36   $     0.12   $    13.62
Average depletion expense(2,3)                    $     2.05   $     1.80   $     1.79   $     1.87
Average general and administrative expense(2,3)   $     1.79   $     1.09   $     1.60   $     1.28

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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the nine months ended December 31, 2001, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

Date:  February 12, 2002