Form 10KSB
period 2002-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-06-28
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 2002


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,371,000

As of June 24, 2002, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,454,000. The proxy statement for the 2002 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 2002

                                Table of Contents
                                -----------------

Part I:                                                                     Page
                                                                            ----
         Item 1.  Description of Business...................................   3

         Item 2.  Description of Property...................................   8

         Item 3.  Legal Proceedings.........................................   9

         Item 4.  Submission of Matters to a Vote of Security Holders.......   9

Part II:
         Item 5.  Market for Common Equity and Related Stockholder Matters..  10

         Item 6.  Management's Discussion and Analysis and
                  Plan of Operation.........................................  11

         Item 7.  Consolidated Financial Statements.........................  20

         Item 8.  Changes In and Disagreements With Accountants
                  On Accounting and Financial Disclosure....................  39

Part III:
         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.........................  39

         Item 10. Executive Compensation....................................  39

         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................  39

         Item 12. Certain Relationships and Related Transactions............  39

Part IV:
         Item 13. Exhibits and Reports on Form 8-K..........................  40

Part I

                                     ITEM 1
                             DESCRIPTION OF BUSINESS

Overview
--------

Founded in 1969, Basic Earth Science Systems, Inc. (Basic or the Company) is principally engaged in the exploration, acquisition, development, operation, production and sale of crude oil and natural gas. The Company's primary areas of operation are the Williston basin in North Dakota and Montana, south Texas and the Denver-Julesburg basin in Colorado.

Company Developments
--------------------

Fiscal year end March 31, 2002 was marked by oil and natural gas prices declining to the lowest levels since 1998-99. The effects of declining oil and gas prices were exacerbated by lofty oilfield service industry costs that failed to moderate following the deterioration in commodity prices and activity. Following two consecutive years of strong oil prices, the Company was hard pressed to repeat its prior performance. On a more positive note, oil prices did modestly rebound in March 2002 to levels coincidentally similar to March 2001.

Fiscal 2002 was a transition year for the Company. Basic substantially curtailed its acquisition activities by making no further acquisitions after July 2001. The Company depleted most of its remaining inventory of exploitation projects. And finally, Basic laid the foundation to pursue an exploration and development drilling strategy with the deepening of one of its Colorado gas wells.

The most significant and exciting development, and the one with the most potential, is Basic's 12.5 percent participation in an existing Canadian joint venture formed to drill exploration and development wells in the Canadian province of Saskatchewan. The province of Saskatchewan is located in the Williston Basin, immediately north of Montana and North Dakota, where Basic has been active since 1983. While geologically continuous and similar, a number of ownership, regulatory and cultural differences between the U.S and Canadian side of the border have caused the deeper Red River formation to remain relatively unexplored in Canada. A true exploration play; if the joint venture's anticipated drilling activities can substantiate Red River fields of equivalent size and number as were discovered on the U.S. side, the potential impact to Basic would be significant. In laying the foundation for this effort, and to take advantage of existing U.S. and Canadian tax law and trade agreements, Basic's efforts in Canada will be undertaken by Legent Resources Corporation, a wholly-owned subsidiary and Nova Scotia Unlimited Liability Corporation.

Contemplated Activities
-----------------------

The Company has re-focused its long-term strategy towards exploration and development drilling and the center of that effort is Canada. It is management's belief that if a company is to subject itself to the risks of exploratory drilling, those efforts should occur where targets are of sufficient size to generate a significant number of lower risk development wells. Management believes this is no longer the case on the U.S. side of the Williston basin where the average target size in the Red River formation is 160 acres or less. In addition, delays in access, permitting, right-of-way and royalty issues on federal lands in the U.S. make Canada extremely attractive. In addition to Saskatchewan, the Company expects to evaluate other opportunities in Canada, most likely in the province of Alberta, in order to diversify its exploration portfolio.

The Canadian joint venture has selected five initial areas for final work-up. Pending the results of additional seismic work and upcoming Crown lease sales, the joint venture expects to drill the first exploration well in October or November 2002.

In the past, the Company focused on the acquisition of producing properties with subsequent enhancement and exploitation. With oil prices in the $22-$26 per barrel range, management believes that the risks associated with property acquisitions have increased substantially. Based on this belief, management has substantially curtailed its acquisition efforts. Despite this, the Company expects to monitor the acquisition market and, if economically feasible, attempt to procure properties that may augment existing operations or ownership.

The Company may alter or vary, all or part of, these contemplated activities based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which the Company is not able to anticipate.

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

With respect to its proposed Canadian operations, management believes the aforementioned conditions also apply should the Company establish production from its future efforts there.

In the year ended March 31, 2002 Basic sold 67 percent of its oil and gas production to three purchasers: 46 percent to Murphy Oil USA, Inc., 11 percent to Ultramar Diamond Shamrock and 10 percent to Norco Crude Gathering, Inc. Effective September 1, 2001 Ultramar Diamond Shamrock replaced Norco Crude Gathering as purchaser of the Company's south Texas oil production. Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic's gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end users.

Competition
-----------

The oil and gas industry is a highly competitive and speculative business. The Company encounters strong competition from major and independent oil companies in all phases of its operations. In this arena, Basic must compete with many companies having financial resources and technical staffs significantly larger than its own. Furthermore, having pursued an acquisition strategy for the last decade, Basic has not developed an in-house geologic or geophysical infrastructure, as have many of its competitors. Rather than incur the time and expense to develop an in-house capability, Basic has chosen to enter joint ventures with other small companies to accelerate its efforts.

With respect to acquisitions, competition is intense with respect to the acquisition of large producing properties. Because of the limited capital resources available to the Company, management has historically focused on smaller and/or marginal properties in its acquisition efforts.

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

U.S. FEDERAL TAXATION. During fiscal 1993, The Comprehensive National Energy Policy Act (Act) was signed into law. The Act provides for various incentives and revenue-raising provisions. Perhaps most significant to independent oil and gas companies are the provisions repealing certain intangible drilling cost and statutory depletion tax preferences for the purposes of calculating the alternative minimum tax.

CANADIAN TAXATION. Canada, and the province of Saskatchewan, have significantly different tax laws than those in the U.S. In general the impact of these taxes are slightly greater than U.S. tax rates. If the Company were to establish production in Canada, it would be obligated to comply with all Canadian Tax laws.

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

Certain Risks
-------------

VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility can be expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company's financial condition and results of operations. Such decline could reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's oil and gas reserves.

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved and unproved oil and gas reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this Form 10-KSB (see
Note 12 to the Consolidated Financial Statements) represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day; the last day of the Company's fiscal year.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating the future recovery of underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any estimate is a function of the quality of available data, engineering, and geological interpretation and judgement. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as future operating costs, severance and excise taxes, development costs, workover costs, remedial costs and the assumed effects of regulations by governmental agencies, all of which may in fact vary considerably from actual results. Other variables, specifically oil and gas prices, are fixed at the prices existing on the last day of the fiscal year whether such prices are reasonable; and which may vary considerably from actual prices received over any given period of time in the past or in the future. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any property or any group of properties, classifications of such reserves based upon risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

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

The Company's intentions and expectations described in this Form 10-KSB with respect to possible exploration and development activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management's current assessment of the exploratory and development merits of the particular property in light of the geological information available at the time and based on the Company's relative interest in the property and its estimate of its share of the exploration and development cost. Subsequently obtained information concerning the merits of any property, as well as changes in estimated exploration and development costs and ownership interest, may result in revisions to management's expectations and intentions and, thus, the Company may alter its plans regarding these exploration and development activities. Furthermore, circumstances beyond the Company's control may cause such prospects to be eliminated from further consideration as exploration and/or development prospects.

Other
-----

The oil and gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and natural gas products temporarily. Additionally, catastrophic events, such as hurricanes or other supply disruptions, may also temporarily increase the demand for oil and gas supplies. Such events and their impacts on oil and gas commodity prices may cause fluctuations in quarterly or even annual revenues and earnings. Also, because of the location of many of the Company's properties in Montana and North Dakota, severe weather conditions, especially in the winter months, could have a material adverse effect on Basic's operations and cash flow.

At March 31, 2002 the Company had nine full-time employees: four at its main office in Denver and five field laborers at a subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to eight contract field workers the Company has on retainer, Basic at times hires up to five contract, technical/professional personnel in its main office on a project by project basis.

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATION AND IMPACT. At March 31, 2002, Basic owned a working interest in 59 producing oil wells and 6 producing gas wells. The Company currently operates 52 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 79 percent of Basic's total liquid hydrocarbon sales and approximately 75 percent of total gas sales in the year ended March 31, 2002. The majority of Basic's operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, while the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin and in the on-shore Texas Gulf Coast region. A significant portion of the Company's production is encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                                Gross Wells                  Net Wells
                             -----------------           ----------------
                              Oil         Gas             Oil        Gas
                             -----       -----           -----      -----
     Colorado                  --           5             --         3.00
     Louisiana                  1          --             0.01        --
     Montana                   19          --            10.96        --
     North Dakota              19          --             9.57        --
     Texas                     19           1            16.84       0.11
     Wyoming                    1          --             0.47        --
                             -----       -----           -----      -----

     Total                     59           6            37.85       3.11
                             =====       =====           =====      =====

PRODUCTION. Specfic production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 2002 the discounted present value of Basic's estimated proved reserves was approximately $3,125,000, reflecting a 22% decrease from the previous year's estimated reserves of $4,001,000. The analysis of Basic's estimated oil and gas reserves can be found in Note 12 to the Consolidated Financial Statements.

LEASEHOLD ACREAGE. The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or "held-by-production." Basic's acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company's "raw material" and, therefore, its potential to replace reserves in the future. Since the mid-1990s Basic's strategy has been the acquisition and exploitation of producing properties. Given this strategy, there was no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to other exploration companies. Management believes this is a reflection of the Company's previous strategy rather than its ability to replace reserves.

                           Developed Acreage           Undeveloped Acreage
                          --------------------         --------------------

                           Gross         Net            Gross         Net
                          ------        ------         ------        ------
     Colorado                640           384           --            --
     Louisiana               205             1           --            --
     Montana               6,574         3,431          2,600           826
     North Dakota          6,732         3,206          2,591           517
     Texas                 2,920         2,478             80            64
     Wyoming                 634           267          1,000           482
     Canada                 --            --           31,000         3,875
                          ------        ------         ------        ------

     Total                17,705         9,767         37,271         5,764
                          ======        ======         ======        ======


FIELD SERVICE EQUIPMENT. At March 31, 2002 one of the Company's subsidiaries, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, three pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. The Company currently leases approximately 2,300 square feet of office space from an independent third party for approximately $3,800 per month. The lease term is for a two-year period ending February 28, 2003. For additional information see Note 6 to the Consolidated Financial Statements.


                                     ITEM 3
                                LEGAL PROCEEDINGS

None.


                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fourth quarter ended March 31, 2002.










                           (Intentionally left blank.)

Part II
-------

                                     ITEM 5
                            MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years. Prices are obtained from Pink Sheets LLC (formerly National Quotation Bureau, LLC).

                                                High             Low
                                               ------           ------
Year Ended March 31, 2001
-------------------------

First Quarter.............................     $ .250           $ .080
Second Quarter............................       .140             .105
Third Quarter.............................       .125             .100
Fourth Quarter............................       .190             .110

Year Ended March 31, 2002
-------------------------

First Quarter.............................     $ .250           $ .100
Second Quarter............................       .170             .125
Third Quarter.............................       .110             .070
Fourth Quarter............................       .120             .085

The closing bid price on June 24, 2002 was $0.13. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 2002, Basic had approximately 3,400 shareholders of record. Management estimates there are over 5,000 beneficial owners. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.

                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Liquidity Outlook
-----------------

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will provide sufficient working capital for the Company to meet its existing and normal recurring obligations as they become due in fiscal 2003. In addition, as mentioned in the "Debt" section below, Basic had an available borrowing capacity of $400,000 as of May 20, 2002.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. At March 31, 2001 the Company had a Declining Balance, Revolving Line of Credit with Wells Fargo Bank West, N.A. (formerly known as Norwest Bank of Colorado, N.A.). Basic had paid down the balance on this loan to $1,000 by the end of January 2001. This credit facility expired on December 31, 2001.

In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek, located in Denver, Colorado. Under the terms of its new loan agreement, Basic has a $1,000,000 line of credit with an initial borrowing base of $400,000. The facility begins with a revolving period that requires interest-only payments through July 31, 2002 followed by an amortization schedule that calls for monthly principal payments of $15,500 plus interest through July 2003. Any outstanding loan balance will be due and payable on January 31, 2005. The interest rate on this credit facility is the prime rate plus 2%.

As of May 20, 2002 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2002 and 2001 Basic incurred net losses of $2,000 and $9,000 on these types of contracts. The Company had no open futures or option contracts in place at either March 31, 2002 or March 31, 2001.

In addition to futures and option contracts, Basic, during a portion of the year ended March 31, 2001, participated in a "Zero-Cost Collar" hedge. This type of hedge effectively set a floor price of $18.00 and a ceiling price of $22.12 on 2,000 barrels per month (slightly less than one-third of the Company's anticipated oil production). This hedging contract expired in August 2000. In 2001 Basic incurred a hedging loss of approximately $72,000 under this "Zero-Cost Collar" contract.

Total realized losses on all hedging contracts were $2,000 and $81,000 during the years ended March 31, 2002 and 2001, respectively. Basic did not hedge any gas production during the past year. Additional information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

WORKING CAPITAL. At March 31, 2002 the Company had a working capital surplus of $346,000 (a current ratio of 1.42:1) compared to a working capital surplus at March 31, 2001 of $650,000 (a current ratio of 1.94:1).

During the year ended March 31, 2002 Basic had a decrease in cash and cash equivalents with concurrent increases in joint interest and other receivables and accounts payable and accrued liabilities. The change in cash and cash equivalents is primarily a result of the cash outlays for various recompletion projects (see "Capital Expenditures" section below) and workovers as well as a decrease in cash flow from operations (see "Cash Flow" section below) in fiscal 2002 compared to 2001. The increases in joint interest and other receivables and accounts payable and accrued liabilities primarily reflect recompletion and workover activity on operated wells in the fourth quarter. As operator, Basic recognizes payables for 100 percent of the costs incurred and records a receivable due from outside parties for their proportionate share of these costs. Also contributing to the increase in joint interest and other receivables was a $146,000 receivable for a $17,000 refund (plus accrued interest of $129,000) from the Department of Energy for overpayments related to fuel purchases made from 1973 through 1980 by a wholly-owned subsidiary of Basic that has been inactive since 1980. This refund was received in June 2002.

In addition, contributing to the decrease in working capital surplus was a $138,000 (41%) drop in oil and gas sales receivable at March 31, 2002 compared to 2001. This decrease primarily reflects lower oil and gas prices at yearend 2002 relative to 2001 and lower oil sales volume in March 2002 compared to March 2001.

CASH FLOW. As previously mentioned, the Company's primary source of funding is the cash flow from its operations. Cash flows from operating activities decreased 62% from $1,060,000 in fiscal 2001 to $401,000 in fiscal 2002. This decrease is primarily due to lower average oil and gas prices received in fiscal 2002 relative to fiscal 2001.

Net cash used in investing activities increased 468% from $145,000 in fiscal 2001 to $824,000 in fiscal 2002. Capital expenditure cash outlays in fiscal 2002 included $139,000 for property acquisitions and $512,000 for recompletion efforts and lease equipment improvements. Capital expenditure cash outlays in fiscal 2001 included $95,000 for property acquisitions and $105,000 for recompletion efforts and lease equipment improvements. Basic also spent $13,000 and $59,000 in fiscal 2002 and fiscal 2001, respectively, to plug and abandon various properties. Pursuant to full cost pool accounting guidelines, this amount is included in capital expenditures for oil and gas properties on the Consolidated Statement of Cash Flows and in the full cost pool on the Consolidated Balance Sheets.

With respect to its financing activities, Basic paid $460,000 in fiscal 2001 to reduce its bank debt to $1,000. This balance was paid when the credit facility expired at December 31, 2001. See Note 5 to the Consolidated Financial Statements for further discussion of Basic's credit facility.

CAPITAL EXPENDITURES. During the first nine months of fiscal 2002 capital expenditures related to the Company's oil and gas activities focused mainly on small acquisitions and exploiting development opportunities on existing properties. In the fourth quarter Basic's transition to a strategy more reliant on drilling began to take shape.

As mentioned in previous disclosures, Basic spent approximately $312,000 on three recompletion efforts; one in Converse County, Wyoming and two in Sheridan County, Montana. The Wyoming recompletion was marginal and the Montana recompletion attempts were unsuccessful. The two Montana wells are scheduled to be plugged and abandoned and the Wyoming well, while on production, is currently averaging only about 11-12 barrels of oil per day (BOPD). As a result, the Company was not able to recognize any additional reserves associated with these three projects.

During the third quarter of fiscal 2002 Basic undertook another recompletion project in Sheridan County, Montana. Of two formations tested, one was unproductive and plugged, but the second was successfully recompleted. During May 2002 production from this new formation averaged approximately 28 BOPD. The Company has a 19.7% working interest in this well. The total cost of this project to Basic's interest was approximately $14,000. At the present time, high water disposal costs have precluded the Company from recording any significant estimated reserves for this property. In an effort to maximize the value of the property's reserves, Basic is studying possible alternatives for lowering the water disposal costs.

In March 2002 Basic participated in the deepening of a Weld County, Colorado gas well in which it had a 5% overriding royalty interest prior to the deepening. Upon the successful recompletion, Basic has a 60% working interest (52.5% net revenue interest) in the production from the new J-Sand. During April 2002 the well averaged approximately 200 Mcf per day. Estimated reserves at March 31, 2002 were approximately 152 million cubic feet (MMcf) of gas to Basic's interest.

With the deepening of this Colorado property, the Company initiated the first of its efforts to increase the Company's exposure to the drill bit. Basic is presently gathering sufficient data to properly evaluate the results of this first deepening in order to determine the feasibility of proceeding with two additional wellbores on this property that could be deepened.

The Company anticipates recompleting one more well in Sheridan County, Montana during fiscal 2003. Basic has a 45 percent working interest in this well and estimates that the cost to the Company will be approximately $18,000.

During the year ended March 31, 2002, Basic spent $139,000 on acquisitions. Of this amount, $130,000 was related to two properties. Effective July 1, 2001 the Company paid $47,000 to purchase an approximate 7.7% non-operated working interest in a well in McKenzie County, North Dakota. Estimated reserves at March 31, 2002 were 14,800 barrels. Also effective July 1, 2001 Basic paid $83,000 to acquire an additional 5% working interest in two gas wells, the PIDCO #1 and #2, in Matagorda County, Texas. Prior to this acquisition, the Company owned an approximate 5.9% operated working interest in these two wells. The PIDCO #1 had been shut in since Basic acquired its initial interest in May 2000. In May 2002 Basic successfully re-entered the PIDCO #1 to plug the previously producing zone. In mid-July 2002 the Company will attempt to recomplete a higher formation that had encouraging pressure tests and oil and natural gas sample recoveries at the time the PIDCO #1 was initially drilled. Basic's share of the estimated recompletion cost is approximately $14,000. With respect to the PIDCO #2 well, Basic has sold, from May 2000 through March 2002, 14.3 MMcf of gas and 1,100 barrels of condensate with net income of $65,000 to the Company's interest. Estimated reserves for the PIDCO #2 at March 31, 2002 were approximately 9,300 barrels of condensate and 123 MMcf of gas to Basic's interest.

In the fourth quarter of fiscal 2002 Basic purchased a 12.5 percent interest in an existing Canadian joint venture formed to drill exploration and development wells in the Canadian province of Saskatchewan. The Company, through its wholly-owned subsidiary, Legent Resources, has spent $171,000 to-date for its proportionate share of the 2-D and 3-D seismic and acreage position. Current plans are to drill the first exploration well in October or November 2002. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for its share of any additional seismic requirements and initial drilling costs.

As far as further acquisitions of producing properties are concerned, the Company will continue to evaluate properties that support existing operations or ownership interests. However, with oil prices at their current levels, management believes that the risks associated with property acquisitions have increased substantially. As such, the Company has substantially curtailed its acquisition efforts.

The Company may alter or vary, all or part of, these planned capital expenditures based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS. The Company still holds a number of marginal, operated and non-operated properties that are no longer consistent with its operating strategy. Basic intends to continue its efforts to sell those wells where possible and plug those wells where necessary.

OTHER. The Company recorded a valuation allowance of $1,392,000 at March 31, 2002 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects management's belief that the benefits from the deferred tax assets will more than likely not be realized. (See Note 9 to the Consolidated Financial Statements.)

IMPACT OF INFLATION. Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, the Company requires capital to fund the development and enhancement of acquired properties and to fund the acquisition of additional properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, the Company has only a very limited available debt capacity. Therefore, should management identify additional acquisition or drilling opportunities beyond those mentioned above, there can be no assurance that the necessary funds will be available. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally-generated cash flow from operations.

OTHER COMMITMENTS. As of May 20, 2002, the Company had no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office and software leases.

Results of Operations
---------------------

Fiscal 2002 Compared with Fiscal 2001

OVERVIEW. Operations in the year ended March 31, 2002 (2002) resulted in net income of $137,000 compared to net income of $864,000 in the year ended March 31, 2001 (2001).

REVENUES. Oil and gas sales revenue decreased $638,000 (21%) in 2002 from 2001. Oil sales revenue alone decreased $508,000 (19%). A $3,000 increase in oil sales revenue due to a slight increase in sales volumes was more than offset by a $511,000 decrease resulting from significantly lower oil prices. Gas sales revenue alone decreased $130,000 (38%) in 2002 from 2001. Again, a slightly higher sales volume that contributed an additional $1,000 to 2002 gas sales revenue was more than offset by a $131,000 decrease resulting from substantially lower gas prices.

VOLUMES AND PRICES. Total oil sales volume was 97,000 barrels in both 2002 and 2001 while the average price per barrel decreased 19% from $27.02 in 2001 to $21.77 in 2002. Total gas sales volume also was the same at 84,000 Mcf in both 2002 and 2001 while the average price per Mcf dropped 38%, from $4.08 in 2001 to $2.52 in 2002.

With respect to oil sales volume, gains from acquisitions and recompletions offset normal production decline and the reduction in sales from properties temporarily shut-in when oil prices dipped below $18 per barrel. New acquisitions in 2002 or acquisitions that contributed only partially in 2001 provided an additional 3,600 barrels in 2002 and recompletion efforts added 3,600 barrels to 2002 sales volume compared to 2001.

With respect to gas sales volume, again gains from acquisitions and recompletions offset normal production decline and the loss of sales (4,900 Mcf) from two properties that were sold in July 2000. New acquisitions in 2002 or acquisitions that contributed only partially to 2001 provided an additional 3,500 Mcf in 2002 and recompletion efforts added 7,400 Mcf to 2002 sales volume compared to 2001.

EXPENSES. Oil and gas production expense increased $198,000 (13%) in 2002 over 2001. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $53,000 in 2002 over 2001. The recompletions and acquisitions mentioned above added $25,000 and $52,000, respectively, to 2002 while an additional $29,000 expense was recorded in 2002 to write down the value of some tubing that Basic holds in its well equipment inventory. Basic also saw an increase of $14,000 on its non-operated properties. These increases in lease operating expense were partially offset by various cost-cutting measures in a concerted effort to improve operations on the Company's operated properties.

Workover expense increased $145,000 in 2002 over 2001 primarily as a result of an additional $91,000 in extraordinary charges incurred in 2002 in unsuccessful attempts to re-establish production on three properties that had previously been shut pending further evaluation. In addition, Basic had a $15,000 increase as a result of the recompletions, a $19,000 increase due to the acquisitions and a $33,000 increase in workover expense on non-operated properties.

Production taxes decreased $62,000 (26%) due to the fact that production taxes are a function of oil and gas sales revenue. Basic also realized a drop in production taxes as a percent of oil and gas sales revenue from 8.0% in 2001 to 7.5% in 2002.

As a result of an 8% increase in oil and gas production expense and production taxes combined and flat equivalent-barrel volume sales from 2001 to 2002, the overall lifting cost per equivalent barrel increased 8% from $15.66 in 2001 to $16.86 in 2002. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation and depletion expense increased $47,000 (25%) in 2002 over 2001. This increase was due to a combination of an increase in capital expenditures related to oil and gas properties (the depletable base) during fiscal 2002 and an increase in the depletion rate (the ratio of production for the year divided by the estimated reserves at the beginning of the year). The depletion rate rose from 12.7% in 2001 to 13.7% in 2002 due to flat volume sales from 2001 to 2002 and a 6% decrease in equivalent barrel reserves at yearend March 31, 2002 compared to March 31, 2001. As a result, the depletion expense per equivalent barrel increased 25% from $1.65 in 2001 to $2.06 in 2002.

Gross general and administrative (G&A) expense increased $89,000 (22%) while net G&A expense increased $76,000 (47%) in 2002 over 2001. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to three factors. First, Basic incurred additional expenses related to its relocation to downtown Denver, including an increase in office rent expense and the additional license fee and lease expense with respect to Basic's new accounting software program (see Note 6 to the Consolidated Financial Statements). Second, the Company incurred an increase in state franchise taxes, and third was an increase in salaries, health insurance costs and other employee benefits. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 52% in 2002 compared to 59% in 2001. The decrease in 2002 is a reflection of the increase in gross G&A expense. Net general and administrative expense per equivalent barrel increased 46% from $1.46 in 2001 to $2.13 in 2002 as a result of flat volume sales from 2001 to 2002.

OTHER INCOME/(EXPENSE). Other income/(expense) improved $175,000 from a net expense of $17,000 in 2001 to net income of $158,000 in 2002. This improvement was primarily the result of a $17,000 refund (plus accrued interest of $129,000) from the Department of Energy for overpayments related to fuel purchases made from 1973 through 1980 by a wholly-owned subsidiary of the Company that has been inactive since 1980. This refund was received in June 2002. In addition, interest expense decreased $30,000 (91%) due to a lower average outstanding balance due on the Company's bank debt in fiscal 2002 compared to fiscal 2001.











                           (Intentionally left blank)


Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                            2002              2001             2000
                                                          ---------        ---------         ---------
   Production:
            Oil (barrels)............................        97,000           97,000            98,000
            Gas (Mcf)................................        84,000           84,000           102,000
   Revenue: (in thousands)
            Oil      ................................     $   2,122        $   2,630         $   1,980
            Gas      ................................           211              341               205
                                                          ---------        ---------         ---------

            Total    ................................         2,333            2,971             2,185
   Less: Total production expense (in thousands)(1)..         1,879            1,743             1,497
                                                          ---------        ---------         ---------

   Gross profit (in thousands).......................     $     454        $   1,228         $     688
                                                          =========        =========         =========

   Depletion expense (in thousands)..................     $     230        $     183         $     195
   General and administrative expense
            (in thousands)...........................     $     238        $     162         $      94

   Average sales price(2)
            Oil (per barrel).........................     $   21.77        $   27.02         $   20.11
            Gas (per Mcf)............................          2.52             4.08              2.02
   Average production expense(1,2,3).................         16.86            15.66             12.97
   Average gross profit(2,3).........................          4.08            11.04              5.96
   Average depletion expense(2,3)....................          2.06             1.65              1.69
   Average general & administrative expense(2,3).....          2.13             1.46              0.81

   --------------------------

   (1)    Operating expenses, including production tax
   (2)    Averages calculated based upon non-rounded figures
   (3)    Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. This statement has no effect on the Company's financial statements for the years ended March 31, 2002 and 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement has no effect on Basic's financial statements for the years ended March 31, 2002 and 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's future financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. Management does not believe that the adoption of this standard will have a material impact on the Company's future financial statements.











                           (Intentionally left blank)

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 2002 and 2001

                                                                          Page
                                                                         -------

Independent Auditor's Report - Hein + Associates LLP.................         20

Consolidated Balance Sheets..........................................    21 - 22

Consolidated Statements of Operations................................         23

Consolidated Statements of Shareholders' Equity......................         24

Consolidated Statements of Cash Flows................................         25

Notes to Consolidated Financial Statements...........................    26 - 38

                                     ITEM 7
                              FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
May 20, 2002



                           Basic Earth Science Systems, Inc.

                              Consolidated Balance Sheets


                                                                   At March 31,
Assets
------                                                         2002            2001
                                                           ------------    ------------
Current assets:
         Cash and cash equivalents                         $    296,000    $    720,000
         Accounts receivable:
                Oil and gas sales                               202,000         340,000
                Joint interest and other receivables            555,000         253,000
                Allowance for doubtful accounts                 (60,000)        (50,000)
         Other current assets                                   172,000          76,000
                                                           ------------    ------------

                Total current assets                          1,165,000       1,339,000
                                                           ------------    ------------



Property and equipment:
         Oil and gas properties (full cost method)           33,757,000      33,070,000
         Furniture, fixtures and equipment                      333,000         315,000
                                                           ------------    ------------

                                                             34,090,000      33,385,000
Accumulated depreciation                                       (285,000)       (278,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $14,961,000)                 (32,087,000)    (31,857,000)
                                                           ------------    ------------

Net property and equipment                                    1,718,000       1,250,000
Other non-current assets                                        128,000         155,000
                                                           ------------    ------------

                Total non-current assets                      1,846,000       1,405,000
                                                           ------------    ------------

Total assets                                               $  3,011,000    $  2,744,000
                                                           ============    ============



             See accompanying notes to consolidated financial statements.




                           Basic Earth Science Systems, Inc.

                              Consolidated Balance Sheets


                                                                    At March 31,
Liabilities and Shareholders' Equity
------------------------------------                           2002            2001
                                                           ------------    ------------
Current liabilities:
         Accounts payable                                  $    347,000    $    226,000
         Accrued liabilities                                    472,000         462,000
         Current portion of long-term debt                         --             1,000
                                                           ------------    ------------

                Total current liabilities                       819,000         689,000
                                                           ------------    ------------

Long-term debt                                                     --              --
                                                           ------------    ------------

Commitments (Note 6)

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                                  --              --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 16,879,752 shares at
                    March 31, 2002 and 2001                      17,000          17,000
         Additional paid-in capital                          22,692,000      22,692,000
         Treasury stock (349,265 shares at March
              31, 2002 and 2001); at cost                       (23,000)        (23,000)
         Accumulated deficit                                (20,494,000)    (20,631,000)
                                                           ------------    ------------

Total shareholders' equity                                    2,192,000       2,055,000
                                                           ------------    ------------

Total liabilities and shareholders' equity                 $  3,011,000    $  2,744,000
                                                           ============    ============



             See accompanying notes to consolidated financial statements.




                        Basic Earth Science Systems, Inc.

                      Consolidated Statements of Operations


                                                       Years Ended March 31,

                                                       2002            2001
                                                   ------------    ------------
Revenues:
      Oil and gas sales                            $  2,333,000    $  2,971,000
      Well service revenue                               38,000          29,000
                                                   ------------    ------------

      Total revenues                                  2,371,000       3,000,000
                                                   ------------    ------------

Expenses:
      Oil and gas production                          1,704,000       1,506,000
      Production tax                                    175,000         237,000
      Well servicing expenses                            40,000          26,000
      Depreciation and depletion                        235,000         188,000
      General and administrative                        238,000         162,000
                                                   ------------    ------------

      Total expenses                                  2,392,000       2,119,000
                                                   ------------    ------------

Income (loss) from operations                           (21,000)        881,000
                                                   ------------    ------------

Other Income (Expense):
      Interest and other income                          15,000          16,000
      Crude oil overcharge refund                       146,000            --
      Interest expense                                   (3,000)        (33,000)
                                                   ------------    ------------

      Total other income (expense)                      158,000         (17,000)
                                                   ------------    ------------

Income before income taxes                              137,000         864,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income                                         $    137,000    $    864,000
                                                   ============    ============

Net income per share:
      Basic                                        $      0.008    $      0.052
      Diluted                                             0.008           0.052

Weighted average common shares outstanding:
      Basic                                          16,530,487      16,530,487
      Diluted                                        16,757,976      16,744,710



          See accompanying notes to consolidated financial statements.




                                        Basic Earth Science Systems, Inc.

                                 Consolidated Statements of Shareholders' Equity

                                       Years Ended March 31, 2002 and 2001



                                 Common stock            Additional           Treasury stock
                          ---------------------------     paid-in      ----------------------------    Accumulated
                             Shares       Par value       capital         Shares          Amount         deficit
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 1, 2000      16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(21,495,000)

Net income                        --             --             --             --              --           864,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2001     16,879,752         17,000     22,692,000       (349,265)        (23,000)    (20,631,000)

Net income                        --             --             --             --              --           137,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2002     16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(20,494,000)
                          ============   ============   ============   ============    ============    ============



                          See accompanying notes to consolidated financial statements.




                               Basic Earth Science Systems, Inc.

                             Consolidated Statements of Cash Flows


                                                                      Years Ended March 31,

                                                                      2002            2001
                                                                   -----------    -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income                                                   $   137,000    $   864,000
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and depletion                                    235,000        185,000
         Change in:
             Net accounts receivable                                  (154,000)        (2,000)
             Other assets                                               40,000         41,000
             Accounts payable and accrued liabilities                  131,000        (42,000)
             Other                                                      12,000         14,000
                                                                   -----------    -----------

         Net cash provided by operating activities                     401,000      1,060,000
                                                                   -----------    -----------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas properties                                       (867,000)      (289,000)
         Support equipment                                             (28,000)       (15,000)
      Purchase of lease and well equipment inventory                   (30,000)       (24,000)
      Proceeds from sale of lease and well equipment inventory          41,000         79,000
      Proceeds from sale of oil and gas properties and equipment        59,000        104,000
      Proceeds from sale of support equipment                            1,000           --
                                                                   -----------    -----------

         Net cash used in investing activities                        (824,000)      (145,000)
                                                                   -----------    -----------

Cash flows from financing activities:
      Long-term debt payments                                           (1,000)      (460,000)
      Proceeds from borrowing                                             --             --
                                                                   -----------    -----------

          Net cash used in financing activities                         (1,000)      (460,000)
                                                                   -----------    -----------

Cash and cash equivalents:
      Increase (decrease) in cash and cash equivalents                (424,000)       455,000
      Balance, beginning of year                                       720,000        265,000
                                                                   -----------    -----------

      Balance, end of year                                         $   296,000    $   720,000
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $     3,000    $    33,000



                 See accompanying notes to consolidated financial statements.


                                              25

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

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2002 or 2001.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2002 and 2001, Basic reduced the carrying value of its oil and gas properties $59,000 and $104,000, respectively, as a result of the sale of its interest in certain oil and gas properties and equipment.

The majority of Basic's operated oil reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin and in the on-shore Texas Gulf Coast region.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $2.06 and $1.65 for the years ended March 31, 2002 and 2001, respectively.

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

INVENTORY. Inventory, consisting primarily of tubular goods and oil field equipment, is stated at the lower of cost or market, cost being determined by the FIFO method.

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

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2002 and 2001:

                                                       Years Ended March 31,

                                                       2002           2001
                                                    -----------   -----------
   Numerator:
      Net income available to common shareholders   $   137,000   $   864,000
                                                    ===========   ===========

   Denominator:
      Denominator for basic earnings per share       16,530,487    16,530,487
      Effect of dilutive securities:
         Stock options                                  227,489       214,223
                                                    -----------   -----------

      Denominator for diluted earnings per share     16,757,976    16,744,710
                                                    ===========   ===========

   Basic earnings per share                         $     0.008   $     0.052
                                                    ===========   ===========

   Diluted earnings per share                       $     0.008   $     0.052
                                                    ===========   ===========


For the year ended March 31, 2002 options to purchase 25,000 shares of common stock at an exercise price of $0.1750 were excluded from the computation of diluted earnings per share. Similarly, for the year ended March 31, 2001, options to purchase 50,000 common shares at an exercise price of $0.1325 were not included in the computation. For both years the exercise price of the options was greater than the average market price of the common shares during the respective years. See Note 7 below for further discussion of the Company's stock options.

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

COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 did not impact the Company's financial statements for 2002 or 2001.

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

HEDGING ACTIVITIES. Basic accounts for its hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2002 and 2001 Basic incurred net losses of $2,000 and $9,000 on these types of contracts. The Company had no open futures or option contracts in place at either March 31, 2002 or March 31, 2001.

In addition to futures and option contracts, Basic, during a portion of the year ended March 31, 2001, participated in a "Zero-Cost Collar" hedge that effectively set a floor price of $18.00 and a ceiling price of $22.12 on 2,000 barrels per month (slightly less than one-third of the Company's anticipated oil production). This hedging contract expired in August 2000. For fiscal 2001 Basic incurred a hedging loss of approximately $72,000 under this "Zero-Cost Collar" contract.

Cash flows from hedging activities are consolidated into oil and gas sales revenues on the Statements of Operations and, as a result, are included in operating activities in the Statements of Cash Flows. The Company realized losses on all hedging contracts of approximately $2,000 and $81,000 during the years ended March 31, 2002 and 2001, respectively.

The Company recognizes the benefits of stabilizing volatile oil prices via hedging instruments. However, following the expiration of the "Zero Cost Collar" described above, Basic has not entered into any other similar hedging arrangements. This should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

RECENT ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. This statement has no effect on the Company's financial statements for the years ended March 31, 2002 and 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement has no effect on Basic's financial statements for the years ended March 31, 2002 and 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's future financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. Management does not believe that the adoption of this standard will have a material impact on the Company's future financial statements.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net loss.


2.   Nature of the Oil and Gas Industry
     ----------------------------------

The profitability of the Company's oil and gas operations is highly dependent on prevailing prices for oil and gas, which is beyond Basic's control. While current prices are at relatively high levels and the Company has generated net income and positive cash flow from operations in both fiscal 2002 and 2001, prices have been historically volatile and Basic has incurred significant losses in the past. If prices decline substantially in the future, it may be difficult for the Company to maintain profitable operations and cash flow.


3.   Other Current Assets
     --------------------

Other current assets at March 31, 2002 and 2001 consisted of the following:

                                                        2002         2001
                                                      --------     --------

     Lease and well equipment inventory               $162,000     $ 67,000
     Other current assets                               10,000        9,000
                                                      --------     --------

     Total other current assets                       $172,000     $ 76,000
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

The increase in inventory during fiscal 2002 was primarily the result of the addition of three pumping units transferred from wells that are scheduled to be plugged and abandoned in the near future.


4.   Other Non-Current Assets
     ------------------------

Other non-current assets at March 31, 2002 and 2001 consisted of the following:

                                                   2002       2001
                                                 --------   --------

            Lease and well equipment inventory   $ 59,000   $ 86,000
            Plugging bonds                         69,000     69,000
                                                 --------   --------

            Total other non-current assets       $128,000   $155,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has either been purchased or has been removed from wells that the Company operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices. The inventory is carried at the lower of the original carrying value or fair market value. This equipment is intended for use on leases that Basic operates rather than held for re-sale. During the year ended March 31, 2002 the Company took a $26,000 write down on the value of some of its used tubing inventory.

Plugging bonds represent Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.


5.   Long-Term Debt
     --------------

Outstanding debt of the Company as of March 31, 2002 and 2001 is as follows:

                                               2002       2001
                                             --------   --------
                Bank note under loan
                     agreement (see below)   $   --     $  1,000

                Less current portion             --        1,000
                                             --------   --------

                Total long-term debt         $   --     $   --
                                             ========   ========

BANK DEBT. At March 31, 2001 the Company had a Declining Balance, Revolving Line of Credit with Wells Fargo Bank West, N.A. (formerly known as Norwest Bank of Colorado, N.A.). Basic had paid down the balance on this loan to $1,000 by the end of January 2001. This credit facility expired on December 31, 2001.

In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek, located in Denver, Colorado. Under the terms of the new loan agreement Basic has a $1,000,000 line of credit with an initial borrowing base of $400,000. The facility begins with a revolving period that requires interest-only payments through July 31, 2002 followed by an amortization schedule that calls for monthly principal payments of $15,500 plus interest through July 2003. Any outstanding loan balance will be due and payable on January 31, 2005.

Under this new credit facility, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. One specific covenant requires Basic to maintain a net worth of at least $1,750,000, unless reduction below this value is due to a ceiling test write-down, in which case the Company will maintain a minimum net worth of $1,500,000. Another covenant obligates Basic to maintain a current ratio of at least 1:1 inclusive of unused borrowing capacity and exclusive of the current portion of long-term debt. The Company was in compliance with all covenants at March 31, 2002.

A significant portion of the Company's oil and gas production collateralizes this new facility. As under the expired loan agreement, the interest rate on the new credit facility is the prime rate plus 2%. At March 31, 2002 and 2001, Basic's effective annual interest rate was 6.75% and 10.00%, respectively.

As of May 20, 2002 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.


6.   Commitments
     -----------

For substantially all of the year ended March 31, 2001 the Company leased office space in a building owned by Ray Singleton, president of Basic (see also Note 10 below). Basic had moved its corporate office to this southeast Denver location in April 1999. On March 8, 2001 Basic moved its office back to downtown Denver. Management felt that it was important for the Company to relocate its office to downtown Denver, the hub of oil and gas activity in the Rocky Mountain Region, if and when the right opportunity arose and Basic's cash flow position allowed such a move. Pursuant to the current lease agreement, the Company leases approximately 2,300 square feet of office space from an independent third party for approximately $3,800 per month. The lease term is for a two-year period ending February 28, 2003. Office rent expense for the years ended March 31, 2002 and 2001 was approximately $46,000 and $21,000, respectively.

Also effective in March 2001, the Company entered into an agreement to lease a new accounting software program for one year at a cost of $1,600 per month. Basic has extended this lease agreement and is currently leasing the program on a month-to-month basis. The Company still has the option to terminate the lease with a 90-day cancellation notice, or purchase the system outright. Should Basic decide to purchase the program the total cost including new hardware requirements could run as much as $50,000.


7.   Shareholders' Equity
     --------------------

STOCK OPTION PLAN. In the years ended March 31, 2002 and 2001, the Company granted options to purchase an aggregate of 25,000 and 50,000 shares of its common stock to outside directors for services rendered. At March 31, 2002 and 2001, all options were still outstanding. Option holders may exercise their options at prices ranging from $0.0325 to $0.175 per share (which approximated the fair market value at the date of grant) over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                             2002                   2001
                                      ------------------     ------------------
                                                Weighted               Weighted
                                                 Average                Average
                                                Exercise               Exercise
                                      Shares      Price      Shares      Price
                                      -------    -------     -------    -------

Outstanding, beginning of year        540,000    $0.0792     490,000    $0.0738

   Granted                             25,000     0.1750      50,000     0.1325
   Cancelled                             --         --          --         --
   Exercised                             --         --          --         --
                                      -------    -------     -------    -------

Outstanding, end of year              565,000    $0.0834     540,000    $0.0792
                                      =======    =======     =======    =======

Options exercisable, end of year      565,000    $0.0834     540,000    $0.0792
                                      =======    =======     =======    =======

Weighted average fair value of
 options granted during the year           $0.1750                 $0.1325
                                           =======                 =======

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Basic estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2002: dividend yield of 0 percent; expected volatility of approximately 105 percent; risk-free interest rate of 5.38 percent; and expected life of ten years for the options. The following assumptions were used for options granted in the year ended March 31, 2001: dividend yield of 0 percent for all years; expected volatility of approximately 106 percent; risk-free rate of 6.19 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                Years Ended March 31,

                                                 2002            2001
                                               ---------      ---------
         Net income:
              As reported                      $ 137,000      $ 864,000
              Pro forma                        $ 133,000      $ 858,000
         Basic earnings per share:
              As reported                      $   0.008      $   0.052
              Pro forma                        $   0.008      $   0.052
         Diluted earnings per share:
              As reported                      $   0.008      $   0.052
              Pro forma                        $   0.008      $   0.051

The following table provides a summary of the stock options outstanding at March 31, 2002:

               Options Outstanding                         Options Exercisable
------------------------------------------------------    ---------------------
                                 Weighted
                                 Average      Weighted                 Weighted
  Range of         Number       Remaining      Average      Number      Average
  Exercise       Outstanding    Contractual   Exercise    Exercisable  Exercise
   Prices        at 3/31/02        Life         Price     at 3/31/02     Price
-------------    ----------     ----------     -------    ----------    -------

$      0.0325       50,000      6.33 years     $0.0325       50,000     $0.0325
       0.0420       50,000      7.33            0.0420       50,000      0.0420
       0.0650      150,000      4.33            0.0650      150,000      0.0650
       0.0781      100,000      3.33            0.0781      100,000      0.0781
       0.0900       50,000      5.33            0.0900       50,000      0.0900
       0.1150       90,000      5.67            0.1150       90,000      0.1150
       0.1325       50,000      8.33            0.1325       50,000      0.1325
       0.1750       25,000      9.33            0.1750       25,000      0.1750
-------------      -------      ----------     -------      -------     -------

$.0325-0.1750      565,000      5.47 years     $0.0834      565,000     $0.0834
=============      =======      ==========     =======      =======     =======


8.   Major Customers
     ---------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 2002 and 2001 are as follows:

                                                2002         2001
                                                ----         ----

         Murphy Oil USA, Inc.                    46%          45%
         Ultramar Diamond Shamrock               11%          --
         Norco Crude Gathering, Inc.             10%          22%

Effective September 1, 2001 Ultramar Diamond Shamrock replaced Norco Crude Gathering as purchaser of Basic's south Texas oil production. It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.


9.    Income Tax
      ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no taxable income during the years ended March 31, 2002 and 2001.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2002 and 2001 is as follows:

                                                        2002         2001
                                                     ---------    ---------

   Federal income tax provision at statutory rates   $  47,000    $ 294,000
   State income tax                                      4,000       29,000
   Expired net operating loss carryforward             110,000      150,000
   Utilized net operating loss carryforward             56,000      341,000
   Change in valuation allowance                      (205,000)    (774,000)
   Expired investment tax credit carryforward             --          3,000
   Other                                               (12,000)     (43,000)
                                                     ---------    ---------

   Income tax expense (benefit)                      $    --      $    --
                                                     =========    =========

The Company recorded a valuation allowance of $1,392,000 and $1,541,000 at March 31, 2002 and 2001, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

                                             For the Years Ended March 31,

                                                 2002            2001
                                              -----------    -----------

      Net operating loss carryforward         $   207,000    $   375,000
      Statutory depletion carryforward          1,475,000      1,462,000
                                              -----------    -----------

      Total gross deferred tax assets           1,682,000      1,837,000
      Valuation allowance                      (1,392,000)    (1,541,000)
                                              -----------    -----------

      Net deferred tax asset                      290,000        296,000
      Deferred tax liability - depreciation
            and depletion                        (290,000)      (296,000)
                                              -----------    -----------

      Net deferred taxes                      $      --      $      --
                                              ===========    ===========

As of March 31, 2002, the Company has a net operating loss carryforward for tax purposes of approximately $558,000 that expires as follows:

                 3/31/03                          145,000
                 3/31/04 and beyond               413,000
                                                 --------

                                                 $558,000
                                                 ========


10.  Related Party Transactions
     --------------------------

It is the policy of Basic that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company's policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the year ended March 31, 2002 none of the officers or directors participated with the Company in any of its oil and gas deals. During the year ended March 31, 2001 Mr. Singleton, president of Basic, purchased a 5% working interest for $700 in a well in Fallon County, Montana in which Basic acquired a 45% working interest for $6,100. At March 31, 2002, with respect to his working interest in all wells in which he participates, the Company had an approximate $23,000 receivable from Mr. Singleton for his share of operating expenses and recompletion costs. Basic also has an approximate $2,000 payable to him for his share of net revenue from these wells. At March 31, 2001 the receivable and payable to Mr. Singleton was $4,000 and $2,000, respectively.

As mentioned in Note 6 above, the Company leased its office space from Mr. Singleton for the two-year period from April 1999 through March 2001. Total lease payments made to Mr. Singleton during the year ended March 31, 2001 were approximately $14,000.

From September 1998 through December 2000, an officer and director of the Company provided consulting services at a per diem rate comparable to prevailing market rates. The total amount paid or accrued during the year ended March 31, 2001 was $48,000.

11.  401(k) Plan
     -----------

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. Basic matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are fully vested when made. In the years ended March 31, 2002 and 2001, Basic contributed approximately $10,000 and $8,000, respectively, to the Plan.


12.  Unaudited Oil and Gas Reserve Information
     -----------------------------------------

At March 31, 2002, 87 percent of the estimated oil and gas reserves presented herein were derived from reports prepared by Heinle & Associates, Inc., an independent petroleum engineering firm. The remaining 13 percent of the reserve estimates were prepared internally by Basic's management. At March 31, 2000 all of the oil and gas reserve estimates presented herein were prepared by Heinle & Associates. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed 89% of the Company's oil production and 92% of its gas production in the year ended March 31, 2002. Other properties contributed only marginal amounts to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the years ended March 31, 2002 and 2001 there were acquisitions and/or sales of certain properties that were not included in the following reserve analyses.

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

                    Proved Developed and Undeveloped Reserves
                    -----------------------------------------

                                               Oil and
                                              natural gas  Natural
                                               liquids       gas
                                                (Bbls)      (Mcf)
                                               --------    --------
            Proved developed and undeveloped
                reserves at March 31, 2000      640,000     717,000

            Revisions of previous estimates     104,000    (140,000)
            Extensions and discoveries             --        35,000
            Sales of reserves in place             --      (165,000)
            Improved recovery                    14,000        --
            Purchase of reserves                 28,000      85,000
            Production                          (97,000)    (84,000)
                                               --------    --------
            Proved developed and undeveloped
                reserves at March 31, 2001      689,000     448,000

            Revisions of previous estimates       7,000     (14,000)
            Extensions and discoveries            4,000     153,000
            Sales of reserves in place             --          --
            Improved recovery                      --          --
            Purchase of reserves                 20,000      75,000
            Production                          (97,000)    (84,000)
                                               --------    --------

            Proved developed and undeveloped
                reserves at March 31, 2002      623,000     578,000
                                               ========    ========


                            Proved Developed Reserves
                            -------------------------

                                                Oil and
                                              natural gas   Natural
                                                liquids       gas
                                                (Bbls)       (Mcf)
                                                -------     -------

                       March 31, 2001           685,000     411,000
                       March 31, 2002           623,000     578,000

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                 Costs Incurred
                                 --------------

                                        Years Ended March 31

                                          2002       2001
                                        --------   --------

                    Development costs   $487,000   $169,000
                    Exploration costs    290,000      2,000
                    Acquisitions:
                         Proved          140,000    102,000
                         Unproved         17,000     10,000
                                        --------   --------

                    Total               $934,000   $283,000
                                        ========   ========

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 2002 and 2001. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                       At March 31,

                                                   2002            2001
                                               ------------    ------------

   Future cash inflows                         $ 15,953,000    $ 17,902,000
   Future cash outflows:
        Production cost                         (10,629,000)    (11,272,000)
        Development cost                               --           (45,000)
                                               ------------    ------------

   Future net cash flows before income taxes      5,324,000       6,585,000
   Future income taxes                             (482,000)       (594,000)
                                               ------------    ------------

   Future net cash flows                          4,842,000       5,991,000
   Adjustment to discount future
        annual net cash flows at 10%             (1,717,000)     (1,990,000)
                                               ------------    ------------
   Standardized measure of discounted
        future net cash flows                  $  3,125,000    $  4,001,000
                                               ============    ============






                           (Intentionally left blank.)

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2002 and 2001.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                        Years Ended March 31,

                                                        2002            2001
                                                     -----------    -----------

Standardized measure, beginning of period            $ 4,001,000    $ 4,551,000

Sales of oil and gas, net of production cost            (454,000)    (1,228,000)

Net change in sales prices, net of production cost    (1,060,000)    (1,098,000)

Discoveries, extensions and improved recoveries,
     net of future development cost                      210,000        237,000

Change in future development costs                        45,000           --

Purchase of reserves                                     184,000        322,000

Sales of reserves in place                                  --         (107,000)

Revisions of quantity estimates                           23,000        421,000

Accretion of discount                                    442,000        516,000

Net change in income taxes                               109,000        194,000

Changes in rates of production and other                (375,000)       193,000
                                                     -----------    -----------

Standardized measure, end of period                  $ 3,125,000    $ 4,001,000
                                                     ===========    ===========






                           (Intentionally left blank.)

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 2002 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 2002 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 2002 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 2002 Proxy Statement, which is incorporated herein by reference.

Part IV
-------
                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
  No.          Document
-------        ---------

  3i(1) Restated Certificate of Incorporation included in Basic's Form 10-K for the year ended March 31, 1981

  3i(1)        By-laws included in Basic's Form S-1 filed October 24, 1980

  3i(1) Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996

10(i)a Loan Agreement between The Bank of Cherry Creek and Basic, dated March 4, 2002

10(ii)(1)      Oil and Gas Incentive Compensation Plan included in Basic's Form
               10-K for the year ended March 31, 1985

  21 Subsidiaries of Basic included in Basic's Form 10-KSB for the year ended March 31, 2002

(1)  Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

None.






                           (Intentionally left blank.)

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                   Date
                                                   ----


/s/ Ray Singleton                                  June 27, 2002
-----------------                                  -------------
Ray Singleton, President



/s/ David J. Flake                                 June 27, 2002
------------------                                 -------------
David J. Flake, Chief Financial Officer and
Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                  Date
-----------------                                  ----



/s/ David J. Flake                                 June 27, 2002
------------------                                 -------------
David J. Flake, Director



/s/ Edgar J. Huffman                               June 27, 2002
--------------------                               -------------
Edgar J. Huffman, Director



/s/ Ray Singleton                                  June 27, 2002
-----------------                                  -------------
Ray Singleton, Director