Form 10KSB/A
period 2002-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-07-23
CIK 10254

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

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 2002

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
         Item 9.   Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With
                   Section 16(a) of the Exchange Act.......................   3

         Item 10.  Executive Compensation..................................   4

         Item 11.  Security Ownership of Certain Beneficial Owners
                   and Management..........................................   7

         Item 12.  Certain Relationships and Related
                   Transactions............................................   7

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

David J. Flake (47) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

Edgar J. Huffman (62) was elected to the Board of Directors in May 1993. During the past five years Mr. Huffman has continuously served as a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded in the over-the-counter market. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (51) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Upon the resignation of Mr. Flake as Treasurer in 1993, Mr. Singleton was appointed Acting Treasurer and held that position from 1993 until Mr. Flake was re-appointed Treasurer on January 1, 2001. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed for the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992.

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

Board Committees and Attendance
-------------------------------
The Company's Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During the fiscal year ended March 31, 2002 (fiscal 2002) these discussions required that two formal board meetings be held. All of the directors were present at both meetings. During the fiscal year ended March 31, 2001 (fiscal 2001) similar discussions required no formal board action. As such, the Board of Directors held no official board meetings during fiscal 2001.

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

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 2002, Messrs. Flake, Huffman and Singleton each filed one late report.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 2002, 2001 and 2000. No other director, officer or employee received annual compensation that exceeded $100,000.

                                                    Other      Securities        All
    Name and         Fiscal   Annual   Annual      Annual      Underlying       Other
Principal Position    Year    Salary    Bonus   Compensation   Options (#)   Compensation
------------------    ----    ------    -----   ------------   -----------   ------------
                                (1)                  (2)                         (3)
Ray Singleton         2002   $88,753   $4,629      $4,317          --           $490
President and Chief   2001    72,785    8,725       5,477          --            446
Executive Officer     2000    52,107    3,077       4,001          --            407


                                       4

(1) From March 1999 to November 1999 Mr. Singleton, in an effort to counteract the negative effect that depressed oil prices had on the Company's cash flow, volunteered to reduce his salary 50 percent. This lowered his annual salary by approximately $28,000. (See also Item 12, Certain Relationships and Related Transactions, below.)

(2) Other Annual Compensation includes $1,724, $2,972 and $2,245 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2002, 2001 and 2000, respectively. Other Annual Compensation also includes $2,593, $2,505, and $1,756 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(3) All Other Compensation of $490, $446 and $407 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2002, 2001 and 2000, respectively. Mr. Singleton designates the beneficiary.

The Company has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Singleton and Flake. During fiscal 2002, 2001 and 2000 Mr. Singleton was paid or accrued $1,724, $2,972 and $2,245, respectively. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above. During these same years Mr. Flake was paid or accrued $1,363, $2,350 and $1,775, respectively, through the O&G Plan. The payments to Mr. Flake during the period when he was solely a director were not for services rendered as a director, but pertained to his fully-vested interest in the O&G Plan for services performed as a key employee of the Company in prior years.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. During fiscal 2002, 2001 and 2000 the Company contributed $2,593, $2,505 and $1,756, respectively, to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

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

Mr. Singleton has been granted options to purchase 165,000 shares at exercise prices of $0.065 and $0.115, all of which were still outstanding at March 31, 2002. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

The following table shows options exercised and value realized, and the number of shares owned by both exercisable and non-exercisable stock options of officers and directors as of March 31, 2002, and their respective values at such date. Year-end values are based arbitrarily on a price per share of $0.11, the closing price of the Company's common stock on March 31, 2002, and do not reflect the actual amounts, if any, that may be realized upon the future exercise of remaining stock options and should not be considered indicative of the Company's future stock performance.

                                 Aggregated Option Exercises in 2002 and
                          Outstanding Stock Option Values as of March 31, 2002


                                                   Number of Securities
                                                        Underlying                Value of Unexercised
                                                  Unexercised Options at              In-the-Money
                  Shares                                3/31/02 (#)            Options at 3/31/02 ($) (1)
                Acquired on       Value        ----------------------------   ----------------------------
Name            Exercise (#)    Realized ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
----            ------------    ------------   -----------    -------------   -----------    -------------
Ray Singleton        --             --            165,000         --             $3,375           --

David Flake          --             --            175,000         --             $6,857           --

Ed Huffman           --             --            200,000         --             $6,857           --


----------
(1) Fair market value on date of exercise minus exercise price of the stock options.

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

Accordingly, during fiscal 2002 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic's common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.175. During fiscal 2001 and 2000 Messrs. Flake and Huffman were each automatically granted non-qualified options to purchase 25,000 shares of common stock each year at exercise prices of $0.1325 and $0.042, respectively. Messrs. Flake and Huffman hold options to purchase 175,000 and 200,000 shares of Basic common stock, respectively. As of March 31, 2002, none of these options had been exercised. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Messrs. Flake and Huffman remain directors of the Company.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of June 24, 2002, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2001. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of June 24, 2002.

                                                                Percent of
                                                                Outstanding
     Name and Address             Shares of Common Stock    Shares Beneficially
     of Beneficial Owner            Beneficially Owned             Owned
     -------------------            ------------------             -----

     Ray Singleton                      4,340,351                  26.3%
     Denver, CO  (1)

     David J. Flake                       608,535                   3.7%
     Denver, CO  (2)

     Edgar J. Huffman                     398,400                   2.4%
     Phoenix, AZ  (3)

     All officers and directors         5,347,286                  32.3%
     as a group (3 persons)  (1),
     (2) and (3)

(1) All 4,340,351 shares are owned directly by Mr. Singleton.

(2) Represents 569,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3) Represents 298,400 shares owned directly by Mr. Huffman and 100,000 shares with indirect beneficial ownership. In addition, 312,387 shares (approximately 2.0%) of the Company's common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a former director. Mr. Huffman claims no beneficial interest in the shares.

Company management knows of no arrangements that may result in a change in control of Basic.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1999, faced with a proposed 37% rent increase and a required three-year commitment, Basic decided to move its corporate office to a southeast Denver location, in a building owned by Mr. Singleton. The Company leased this space for substantially all of fiscal 2001. Total office rent paid to Mr. Singleton during that year was approximately $19,000. At the end of fiscal 2001 Basic took advantage of an opportunity to move its office back to downtown Denver. The Company presently leases its office space from an independent third party.

From September 1998 through December 2000, Mr. Flake provided consulting services to the Company at a per diem rate comparable to prevailing market rates. The total amount paid or accrued during fiscal 2001 was $48,000.

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

During fiscal 2002 none of the officers or directors participated with the Company in any of its oil and gas deals. During fiscal 2001 Basic acquired a 45% working interest in a well in Fallon County, Montana for $6,100. Mr. Singleton also participated by purchasing a 5% working interest for $700. At March 31, 2002, with respect to his working interest in all wells in which he participates, Basic had an approximate $23,000 receivable from Mr. Singleton for his share of operating expenses and recompletion costs. Basic also had an approximate $2,000 payable to him for his share of net revenue from these wells. At March 31, 2001 the receivable from and payable to Mr. Singleton were $4,000 and $2,000, respectively.

Between September 1995 and November 1999, the Company loaned Mr. Singleton approximately $16,000 to purchase 234,706 shares of Basic's common stock on the open market. The loan was evidenced by a promissory note and required quarterly interest payments at a fluctuating rate equal to Basic's cost of debt. The note required no scheduled principal payments and any outstanding balance on October 6, 2000 was due and payable at that time. The loan was collateralized by the purchased stock.

At October 1, 1999, the Company owed Mr. Singleton approximately $32,000 in accrued vacation pay. This amount was carried on the Company's financial statements as a current liability, and as such, had a detrimental impact on the Company's balance sheet and current ratio. Recognizing this, the Board of Directors and Mr. Singleton reached an agreement, such that, over the subsequent twelve-month period, for each $2,000 of accrued vacation pay foregone by Mr. Singleton, Basic would reduce the note receivable by $1,000. By September 30, 2000 both the $32,000 payable to Mr. Singleton and the $16,000 loan balance from him had been reduced to zero.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

In fiscal 2002 and 2001 there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                        Date


/s/ Ray Singleton                                       July 19, 2002
-----------------                                       -------------
Ray Singleton, President



/s/ David J. Flake                                      July 19, 2002
------------------                                      -------------
David J. Flake, Chief Financial Officer and
Principal Accounting Officer