Form 10QSB
period 2002-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


For the quarterly period ended June 30, 2002



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


Shares of common stock outstanding on August 13, 2002: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION

       Item 1.  Financial Statements.......................................   3

                Consolidated Balance Sheets - June 30, 2002
                and March 31, 2002.........................................   3

                Consolidated Statements of Operations - Quarters Ended
                June 30, 2002 and June 30, 2001............................   5

                Consolidated Statements of Cash Flows - Quarters Ended
                June 30, 2002 and June 30, 2001............................   6

                Notes to Consolidated Financial Statements.................   7

                Summary of Significant Accounting Policies.................   7

       Item 2.  Management's Discussion and Analysis and Plan of Operation.   8

                Results of Operations......................................   9

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings..........................................  12

       Item 2.  Changes in Securities......................................  12

       Item 3.  Defaults Upon Senior Securities............................  12

       Item 4.  Submission of Matters to a Vote of Security Holders........  12

       Item 5.  Other Information..........................................  12

       Item 6.  Exhibits and Reports on Form 8-K...........................  12

       Signatures   .......................................................  12


PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------

                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                        June 30         March 31
                                                          2002            2002
                                                      ------------    ------------
Assets
Current assets
     Cash and cash equivalents                        $    704,000    $    296,000
     Accounts receivable:
         Oil and gas sales                                 238,000         202,000
         Joint interest and other receivables              410,000         555,000
         Less: allowance for doubtful accounts             (60,000)        (60,000)
     Other current assets                                  174,000         172,000
                                                      ------------    ------------

                  Total current assets                   1,466,000       1,165,000
                                                      ------------    ------------

Property and equipment:
     Oil and gas property (full cost method)            33,926,000      33,757,000
     Furniture, fixtures and equipment                     333,000         333,000
                                                      ------------    ------------

                                                        34,259,000      34,090,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $14,961,000)        (32,146,000)    (32,087,000)
Accumulated depreciation                                  (287,000)       (285,000)
                                                      ------------    ------------

Net property and equipment                               1,826,000       1,718,000
Other non-current assets                                   128,000         128,000
                                                      ------------    ------------

                  Total non-current assets               1,954,000       1,846,000
                                                      ------------    ------------

Total Assets                                          $  3,420,000    $  3,011,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                        June 30         March 31
                                                          2002            2002
                                                      ------------    ------------
Liabilities
Current liabilities
     Accounts payable                                 $    502,000    $    347,000
     Accrued liabilities                                   629,000         472,000
                                                      ------------    ------------

     Total current liabilities                           1,131,000         819,000
                                                      ------------    ------------

Long-term debt                                                --              --
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares outstanding at
         June 30 and March 31                               17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (20,397,000)    (20,494,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

     Total shareholders' equity                          2,289,000       2,192,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  3,420,000    $  3,011,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Quarter Ended June 30
                                                       2002            2001
                                                   ------------    ------------
Revenue
     Oil and gas sales                             $    570,000    $    715,000
     Well service revenue                                 7,000          11,000
                                                   ------------    ------------

         Total revenue                                  577,000         726,000
                                                   ------------    ------------

Expenses
     Oil and gas production                             314,000         417,000
     Production tax                                      41,000          55,000
     Well service expenses                                6,000          11,000
     Depreciation and depletion                          60,000          56,000
     General and administrative                          60,000          61,000
                                                   ------------    ------------

         Total operating expenses                       480,000         600,000
                                                   ------------    ------------

Income from operations                                   96,000         126,000
                                                   ------------    ------------

Other income (expense)
     Interest and other income                            2,000           5,000
     Interest expense                                    (1,000)         (1,000)
                                                   ------------    ------------

         Total other income                               1,000           4,000
                                                   ------------    ------------

Income before income taxes                               97,000         130,000
Income taxes                                               --              --
                                                   ------------    ------------

Net income                                         $     97,000    $    130,000
                                                   ============    ============

Weighted average common shares outstanding:
     Basic                                           16,530,487      16,530,487
     Diluted                                         16,779,886      16,829,400

Net income per share:
     Basic                                         $      0.006    $      0.008
     Diluted                                       $      0.006    $      0.008



          See accompanying notes to consolidated financial statements.



                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Quarter Ended June 30
                                                                  2002         2001
                                                                ---------    ---------
Cash flows from operating activities
     Net income                                                 $  97,000    $ 130,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation, depletion and amortization                  60,000       56,000
         Change in:
              Accounts receivable, net                            109,000     (122,000)
              Other assets                                         (2,000)       4,000
              Accounts payable and accrued liabilities            312,000      281,000
         Other                                                      1,000        3,000
                                                                ---------    ---------

Net cash provided by operating activities                         577,000      352,000
                                                                ---------    ---------

Cash flows from investing activities
     Capital expenditures
         Oil and gas property                                    (170,000)    (193,000)
         Support equipment                                           --         (9,000)
     Proceeds from sale of oil and gas property and equipment       1,000        6,000
     Proceeds from sale of lease and well equipment inventory        --          1,000
                                                                ---------    ---------

Net cash used in investing activities                            (169,000)    (195,000)
                                                                ---------    ---------

Cash flows from financing activities
     Proceeds from borrowing                                         --           --
     Bank debt payments                                              --           --
                                                                ---------    ---------

Net cash provided by (used in) financing activities                  --           --
                                                                ---------    ---------

Cash
     Net increase                                                 408,000      157,000
     Balance at beginning of period                               296,000      720,000
                                                                ---------    ---------

     Balance at end of period                                   $ 704,000    $ 877,000
                                                                =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $   1,000    $   1,000



          See accompanying notes to consolidated financial statements.

                                       6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2002.

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

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2003. In addition, as mentioned in the "Debt" section below, Basic has $400,000 of borrowing capacity as of August 13, 2002.

WORKING CAPITAL. At June 30, 2002 the Company had a working capital surplus of $335,000 (a current ratio of 1.30:1) compared to a working capital surplus at March 31, 2002 of $346,000 (a current ratio of 1.42:1). The increase in both current assets and current liabilities is primarily a result of Basic taking over distribution of all oil and gas sales proceeds on a significant number of its operated properties in Montana and North Dakota beginning in March 2002. The impact of this new distribution responsibility on both current assets and current liabilities was even more pronounced at June 30 as the final phase of the Company's new accounting software system was not yet completed. As such, a significant portion of sales proceeds received during the quarter ended June 30 was not distributed until after June 30.

DEBT. In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek, located in Denver, Colorado. Under the terms of its new loan agreement, Basic has a $1,000,000 line of credit with an initial borrowing base of $400,000. The facility carries an amortization schedule calling for monthly principal payments of $15,500 plus interest through July 2003. Any outstanding loan balance will be due and payable on January 31, 2005. The interest rate on this credit facility is the prime rate plus 2%.

As of August 13, 2002 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2002 and at June 30, 2002 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. In the fourth quarter of fiscal 2002, Basic incorporated a wholly-owned Canadian subsidiary, Legent Resources Corporation (Legent). In that quarter, Legent purchased a 12.5 percent interest in an existing Canadian joint venture (CJV) formed to drill exploration and development wells in the Canadian province of Saskatchewan.

The CJV, of which Legent is an owner, is finalizing three exploration prospects that it expects to drill. The CJV has yet to disclose to the public the location of these prospects because of open leasehold on or near these ventures. Once all available open acreage is secured on a particular prospect and the prospect is approved by the CJV for drilling, Basic intends to disclose the location of each proposed drill site. Current plans are to drill the first exploration well in October or November 2002. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for its share of any additional seismic requirements and initial drilling costs.

In March 2002 Basic participated in the deepening of a Weld County, Colorado gas well. In the quarter just ended, the well produced approximately 8.2 million cubic feet of gas. Basic has a 60% working interest (52.5% net revenue interest) in the production from the new J-Sand formation. As of the date of this filing, Basic has received a proposal by a partner in the property to deepen an additional well. Basic is presently gathering data to evaluate the results of this first deepening in order to decide whether to proceed with the proposed deepening. In addition to this proposal, Basic has one additional wellbore on this property that could be deepened.

In May 2002, Basic re-entered the PIDCO #1, Matagorda County, Texas intending to plug and abandon the well. This initially required the Company to clean out debris left in the well by the previous owner and seal off the lower part of the well. The Company spent approximately $9,000 on its proportionate share of this operation. The effort to seal off the well went so well that that the debris was removed and plugs were set at a sufficient depth to allow the Middle Frio formation to be tested prior to final abandonment of the well. Testing was completed following the quarter ended June 30 and, as reported in a recently filed press release, the Company was unable to establish commercial production from this zone. The PIDCO #1 was purchased by Basic in May 2000 as part of a two well acquisition. At the time, the PIDCO #1 was shut-in and the PIDCO #2, the second well, was producing. Currently, the PIDCO #2 produces approximately 30 barrels of condensate and 300 MCF of natural gas a day. The Company has a 10.9% interest in the PIDCO #2.

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


Results of Operations
---------------------

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001
-------------------------------------------------------------------

Overview
--------
Operations in the quarter ended June 30, 2002 (2002) resulted in net income of $97,000 compared to net income of $130,000 in the quarter ended June 30, 2001
(2001).

Revenues
--------
Oil and gas sales revenue decreased $145,000 (20%) in 2002 from 2001. Oil sales revenue decreased $120,000 (19%). Of this amount, lower oil sales volume resulted in an $87,000 decrease while a drop in the average price per barrel in 2002 from 2001 resulted in an additional $33,000 decrease. In addition, gas sales revenue decreased $25,000 (29%) in 2002 from 2001. A $14,000 increase as a result of higher gas sales volume was more than offset by a $39,000 loss in revenue due to a drop in the average price per Mcf in 2002 from 2001.

Volumes and Prices
------------------
Liquid sales volume dropped 14%, from 24,900 barrels in 2001 to 21,400 barrels in 2002 while there was a 6% decrease in the average price per barrel from $25.33 in 2001 to $23.79 in 2002. The primary reason for the drop in sales volume besides normal production decline was a result of a decline in sales from three properties in particular. Two properties were shut in last December when oil prices dipped below $18 per barrel and another was taken off production for a short period of time while a pumping unit was installed. Two of the wells are currently back on production. However, Basic has been unable to re-establish production from one of the wells that was shut in last December.

Gas sales volume increased 17%, from 21.3 million cubic feet of gas in 2001 to
24.9 million cubic feet in 2002, while the average price per Mcf dropped 39%, from $3.98 in 2001 to $2.42 in 2002. The increase in gas sales volume was primarily the result of the Weld County recompletion mentioned in the Capital Expenditures section above. Sales from this well were 8.2 million cubic feet of gas during the quarter ended June 30, 2002.

Expenses
--------
Oil and gas production expense decreased $103,000 (25%) in 2002 from 2001. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

When oil prices fell below $18 per barrel last November the Company performed an extensive evaluation of a number of its key properties in order to identify areas where routine lease operating expenses and the frequency of workovers in particular could be reduced. Although workovers are still unpredictable, Basic felt that certain preventative measures could be taken to reduce their frequency. As such, routine lease operating expense declined $69,000 and workover expense decreased $34,000 in 2002 from 2001.

As a result of the decrease in oil and gas sales revenue, production taxes decreased $14,000 (25%) in 2002 from 2001. As a percent of oil and gas sales revenue, production taxes decreased from 7.6 percent in 2001 to 7.2 percent in 2002. The overall lifting cost per equivalent barrel decreased 16% from $16.56 in 2001 to $13.90 in 2002. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $4,000 (7%) in 2002 over 2001. This increase was primarily due to a 5% increase in the depletable base at June 30, 2002 relative to June 30, 2001. The depletion rate was approximately 3.5% each quarter. The depletion expense per equivalent barrel increased 21% from $1.92 in 2001 to $2.32 in 2002.

Gross general and administrative (G&A) expense decreased $6,000 (5%) while net G&A expense decreased $1,000 (2%) in 2002 from 2001. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense was primarily due to a decline in state franchise taxes. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 50% in 2002 compared to 52% in 2001. Net general and administrative expense per equivalent barrel increased 9% from $2.13 in 2001 to $2.32 in 2002.

Other Income/(Expense)
----------------------
Other income decreased $3,000 from income of $4,000 in 2001 to $1,000 of other income in 2002. This decrease was primarily the result of lower cash and cash equivalent balances in 2002 relative to 2001.


       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                         2002       2001
                                                       --------   --------
     Sales volume:
         Oil (barrels)                                   21,400     24,900
         Gas (mcf)                                       24,900     21,300

     Revenue:
         Oil                                           $510,000   $630,000
         Gas                                             60,000     85,000
                                                       --------   --------

         Total                                          570,000    715,000
     Total production expense(1)                        355,000    472,000
                                                       --------   --------

     Gross profit                                      $215,000   $243,000
                                                       ========   ========

     Depletion expense                                 $ 59,000   $ 55,000

     Average sales price:
         Oil (per barrel)                              $  23.79   $  25.33
         Gas (per mcf)                                 $   2.42   $   3.98
     Average production expense(1,2,3)                 $  13.90   $  16.56
     Average gross profit(2,3)                         $   8.39   $   8.58
     Average depletion expense(2,3)                    $   2.32   $   1.92
     Average general and administrative expense(2,3)   $   2.32   $   2.13

     ----------------------------

     1    Operating costs, including production tax
     2    Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
     3    Averages calculated based upon non-rounded figures

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2002)

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the period ended June 30, 2002, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

Date:  August 13, 2002