Form 10QSB/A
period 2002-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-08-15
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                  FORM 10-QSB/A

                                  June 30, 2002

                                      INDEX

PART II: OTHER INFORMATION                                                  Page
                                                                            ----


     Item 6. Exhibits and Reports on Form 8-K...............................  3

Part II
-------


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          99.1 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

          99.2 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).


                                 Signature Page

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                       Date


/s/ Ray Singleton                                      August 15, 2002
-----------------                                      ---------------
Ray Singleton, President



/s/ David J. Flake                                     August 15, 2002
------------------                                     ---------------
David J. Flake, Chief Financial Officer and
Principal Accounting Officer