Form 10QSB
period 2002-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2002-11-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


Shares of common stock outstanding on November 12, 2002: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.........................................    3

              Consolidated Balance Sheets - September 30, 2002
              and March 31, 2002...........................................    3

              Consolidated Statements of Operations - Quarters and Six
              Months Ended September 30, 2002 and September 30, 2001.......    5

              Consolidated Statements of Cash Flows - Six Months Ended
              September 30, 2002 and September 30, 2001....................    6

              Notes to Consolidated Financial Statements...................    7

     Item 2.  Management's Discussion and Analysis and Plan of Operation...    8

              Results of Operations........................................    9

     Item 3.  Controls and Procedures......................................   13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings............................................   13

     Item 2.  Changes in Securities........................................   13

     Item 3.  Defaults Upon Senior Securities..............................   13

     Item 4.  Submission of Matters to a Vote of Security Holders..........   13

     Item 5.  Other Information............................................   13

     Item 6.  Exhibits and Reports on Form 8-K.............................   14

     Signatures ...........................................................   14

EXHIBITS ..................................................................   15


PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2

                                                        September 30      March 31
                                                            2002            2002
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    376,000    $    296,000
     Accounts receivable
         Oil and gas sales                                   252,000         202,000
         Joint interest and other receivables                376,000         555,000
         Less: allowance for doubtful accounts               (60,000)        (60,000)
     Other current assets                                    176,000         172,000
                                                        ------------    ------------

                  Total current assets                     1,120,000       1,165,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              34,051,000      33,757,000
     Support equipment                                       333,000         333,000
                                                        ------------    ------------

                                                          34,384,000      34,090,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (32,213,000)    (32,087,000)
     Accumulated depreciation                               (290,000)       (285,000)
                                                        ------------    ------------

     Net property and equipment                            1,881,000       1,718,000
     Other non-current assets                                130,000         128,000
                                                        ------------    ------------

                  Total non-current assets                 2,011,000       1,846,000
                                                        ------------    ------------

Total Assets                                            $  3,131,000    $  3,011,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                          2002            2002
                                                      ------------    ------------

Liabilities
Current liabilities
     Accounts payable                                 $    295,000    $    347,000
     Accrued liabilities                                   435,000         472,000
                                                      ------------    ------------

                  Total current liabilities                730,000         819,000
                                                      ------------    ------------

Long-term debt                                                --              --
                                                      ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                    17,000          17,000
     Additional paid-in capital                         22,692,000      22,692,000
     Accumulated deficit                               (20,285,000)    (20,494,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity             2,401,000       2,192,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  3,131,000    $  3,011,000
                                                      ============    ============


          See accompanying notes to consolidated financial statements.


                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Operations
                                           (Unaudited)


                                          Six Months Ended                 Quarters Ended
                                            September 30                    September 30
                                        2002            2001            2002            2001
                                    ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales              $  1,208,000    $  1,381,000    $    638,000    $    666,000
     Well service revenue                 14,000          20,000           7,000           9,000
                                    ------------    ------------    ------------    ------------

     Total revenue                     1,222,000       1,401,000         645,000         675,000
                                    ------------    ------------    ------------    ------------

Expenses
     Oil and gas production              662,000         869,000         348,000         452,000
     Production tax                       89,000         105,000          48,000          50,000
     Well service expenses                13,000          21,000           7,000          10,000
     Depreciation and depletion          128,000         129,000          68,000          73,000
     General and administrative          121,000         109,000          61,000          48,000
                                    ------------    ------------    ------------    ------------

     Total operating expenses          1,013,000       1,233,000         532,000         633,000
                                    ------------    ------------    ------------    ------------

     Income from operations              209,000         168,000         113,000          42,000
                                    ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income             4,000          10,000           2,000           5,000
     Interest expense                     (4,000)         (2,000)         (3,000)         (1,000)
                                    ------------    ------------    ------------    ------------

     Total other income (expense)           --             8,000          (1,000)          4,000
                                    ------------    ------------    ------------    ------------

Income before income taxes               209,000         176,000         112,000          46,000
Income taxes                                --              --              --              --
                                    ------------    ------------    ------------    ------------

Net income                          $    209,000    $    176,000    $    112,000    $     46,000
                                    ============    ============    ============    ============

Weighted average common shares
   outstanding:
     Basic                            16,530,487      16,530,487      16,530,487      16,530,487
     Diluted                          16,765,773      16,817,609      16,750,397      16,804,754

Net income per share:
     Basic                          $       .013    $       .011    $       .007    $       .003
     Diluted                        $       .012    $       .010    $       .007    $       .003



                  See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                September 30
                                                              2002         2001
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 209,000    $ 176,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and depletion                              128,000      129,000
     Change in:
         Accounts receivable, net                            129,000     (138,000)
         Other assets                                         (1,000)      11,000
         Accounts payable and accrued liabilities            (89,000)      88,000
     Other                                                     3,000        6,000
                                                           ---------    ---------

Net cash provided by operating activities                    379,000      272,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (306,000)    (491,000)
     Support equipment                                          --        (27,000)
Purchase of lease and well equipment inventory                  --        (10,000)
Proceeds from sale of lease and well equipment inventory        --          9,000
Proceeds from sale of oil and gas property and equipment       7,000        6,000
Proceeds from sale of support equipment                         --          1,000
                                                           ---------    ---------

Net cash used in investing activities                       (299,000)    (512,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                         --           --
Proceeds from borrowing                                         --           --
                                                           ---------    ---------

Net cash provided by (used in) financing activities             --           --
                                                           ---------    ---------

Cash and cash equivalents:
Net increase (decrease)                                       80,000     (240,000)
Balance at beginning of period                               296,000      720,000
                                                           ---------    ---------

Balance at end of period                                   $ 376,000    $ 480,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   4,000    $   2,000


          See accompanying notes to consolidated financial statements.

                                        6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2002

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Basic's Form 10-KSB for the year ended March 31, 2002.

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

                                     ITEM 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2003. In addition, as mentioned in the "Debt" section below, Basic has $400,000 of borrowing capacity as of November 12, 2002.

WORKING CAPITAL. At September 30, 2002 the Company had a working capital surplus of $390,000 (a current ratio of 1.53:1) compared to a working capital surplus at March 31, 2002 of $346,000 (a current ratio of 1.42:1). This increased surplus can be attributed to an improved cash flow resulting from higher oil prices and lower production costs during the six months ended September 30, 2002.

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

As of November 12, 2002 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the six months ended September 30, 2002 and the Company had no contracts in place to hedge future production as of September 30, 2002. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. In the fourth quarter of fiscal 2002, Basic incorporated a wholly-owned Canadian subsidiary, Legent Resources Corporation (Legent) for the purpose of drilling exploration and development wells in Canada. Legent's initial investment in that quarter was the acquisition of a 12.5 percent interest in an existing Canadian joint venture (CJV) formed to drill exploration and development wells in the Canadian province of Saskatchewan.

The CJV has finalized two exploration prospects that are now ready to drill. As previously disclosed, Legent expects to begin drilling operations on the first prospect prior to the end of November 2002.

Of the many geologic anomalies that are being developed, Legent has two additional prospects that are in the final stages of preparation. During the six months ended September 30, 2002 Legent spent $60,000 in Canada, primarily on acreage, seismic data and seismic processing. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for Legent's share of any additional seismic requirements and initial drilling costs.

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

Results of Operations
---------------------

Year-to-Date Comparison

Overview
--------
Operations in the six months ended September 30, 2002 (2002) resulted in net income of $209,000 compared to net income of $176,000 in the six months ended September 30, 2001 (2001).

Revenues
--------
Oil and gas sales revenue decreased $173,000 (13%) in 2002 from 2001. Oil sales revenue decreased $139,000 (11%). An increase in oil prices that added $9,000 to oil sales revenue was more than offset by a $148,000 decrease resulting from a drop in oil sales volume. In addition, gas sales revenue decreased $34,000 (25%) in 2002 from 2001. A $10,000 increase as a result of higher gas sales volume was more than offset by a $44,000 loss in revenue due to a drop in the average price per Mcf in 2002 from 2001.

Volumes and Prices
------------------
Liquid sales volume dropped 12%, from 50,400 barrels in 2001 to 44,400 barrels in 2002 while there was a 1% increase in the average price per barrel from $24.75 in 2001 to $24.96 in 2002. The primary reason for the drop in sales volume besides normal production decline was a loss in sales from one property that contributed 3,000 barrels in 2001 but was shut in last December when oil prices dipped below $18 per barrel. To-date Basic has been unable to re-establish production from this well.

With respect to other developments during the 2002 period, production from one of the Company's key properties, the Cerkoney-BN #13-3 in Billings County, North Dakota, severely declined to the point the well was shut in. It is suspected that scale buildup and other debris may have covered the casing perforations, thus preventing formation fluids from entering the well. The drop-off in sales from 2001 to 2002 from this well was 1,300 barrels, or 64%. Partially offsetting this temporary loss was an 800 barrel increase in sales following the successful reworking of the Brethren #1-29 well in Sheridan County, Montana.

Gas sales volume increased 7%, from 43.9 million cubic feet of gas in 2001 to
47.0 million cubic feet in 2002, while the average price per Mcf dropped 30%, from $3.06 in 2001 to $2.13 in 2002. The increase in gas sales volume was primarily the result of the deepening of a Weld County, Colorado gas well in March 2002. Sales from this well were 14.0 million cubic feet of gas during the six months ended September 30, 2002.

Expenses
--------
Oil and gas production expense decreased $207,000 (24%) in 2002 from 2001. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

When oil prices fell below $18 per barrel last November the Company performed an extensive evaluation of a number of its properties in order to identify areas where routine lease operating expenses and the frequency of workovers in particular could be reduced. Although workovers are still unpredictable, Basic felt that certain preventative measures could be taken to reduce their frequency. As such, routine lease operating expense on Company-operated properties declined $85,000 in 2002 from 2001. In addition, Basic realized a $36,000 drop in operating expenses on non-operated properties. The Company also saw an $86,000 decrease in workover expense in 2002 from 2001. Of this amount, approximately $40,000 were one-time costs incurred in 2001 in unsuccessful attempts to re-establish production from marginal properties that had been shut-in during the oil price decline of 1998-99.

With respect to the Cerkoney-BN #13-3 well mentioned above, Basic initiated operations in October 2002 to restore production that required removing abandoned equipment from the bottom of the well. However, hampered by winter-like weather conditions and declining daylight hours, operations were suspended after 15 days. Until that point, progress was characterized as positive, but at a slower rate than initially expected. Costs incurred to-date in this initial effort are estimated to be $70,000 to Basic's interest. Management will re-evaluate resuming operations in late spring once weather and daylight conditions are more supportive and upon evaluating then current oil prices. Based on information obtained in the recent operations, the Company estimates that an additional $125,000 will be required to return the well to production.

As a result of the decrease in oil and gas sales revenue, production taxes decreased $16,000 (15%) in 2002 from 2001. As a percent of oil and gas sales revenue, production taxes decreased slightly from 7.6 percent in 2001 to 7.4 percent in 2002. The overall lifting cost per equivalent barrel decreased 15% from $16.87 in 2001 to $14.37 in 2002. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense remained flat, decreasing only $1,000 (less than 1%) in 2002 from 2001. The depletion expense per equivalent barrel increased 11% from $2.18 in 2001 to $2.41 in 2002 as a result of the lower oil sales volume in 2002.

Gross general and administrative (G&A) expense decreased $6,000 (3%) while net G&A expense increased $12,000 (11%) in 2002 from 2001. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense, despite the decrease in gross G&A expense, was due to the fact that the Company was able to charge out only 48% of gross G&A expense to operated wells in 2002 compared to 55% in 2001. As a result of this and the drop in oil sales volume, net general and administrative expense per equivalent barrel increased 23% from $1.88 in 2001 to $2.32 in 2002.

Other Income/(Expense)
----------------------
Other income decreased from $8,000 of income in 2001 to no income or expense in 2002. This was primarily due to a decrease in interest income resulting from lower cash and cash equivalent balances in 2002 relative to 2001.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

OVERVIEW. Operations in the quarter ended September 30, 2002 (2002) resulted in net income of $112,000 compared to net income of $46,000 in the quarter ended September 30, 2001 (2001).

REVENUES. Oil and gas sales revenue decreased $28,000 (4%) in 2002 from 2001. Oil sales revenue decreased $19,000 (3%). Higher oil prices that accounted for a $43,000 increase were more than offset by a $62,000 decrease resulting from a drop in oil sales volume. Gas sales revenue decreased $9,000 (18%) in 2002 from 2001. With gas sales volume remaining relatively flat from 2001 to 2002, the entire decrease in gas sales revenue is due to a drop in gas prices.

VOLUMES AND PRICES. Total liquid sales decreased 10%, from 25,500 barrels in 2001 to 23,000 barrels in 2002 while there was an 8% jump in the average price per barrel from $24.19 in 2001 to $26.06 in 2002. Total gas sales decreased 2%, from 22,600 Mcf in 2001 to 22,100 Mcf in 2002, while the average price per Mcf declined 19%, from $2.20 in 2001 to $1.79 in 2002.

The decrease in oil sales volume was primarily the result of normal production decline and the loss of 1,400 barrels from the shut-in property mentioned in the Year-to-Date Comparison section above. A decline of 800 barrels from the Cerkoney-BN #13-3 was more than offset from an increase in sales of 900 barrels from the Brethren #1-29. The slight decrease in gas sales volume was primarily the result of new sales from the Weld County, Colorado gas well that was deepened in March 2002 almost offsetting normal production decline from all other properties.

EXPENSES. Oil and gas production expense decreased $104,000 (23%) in 2002 from 2001. As a result of continuing efforts to reduce routine operating expenses where possible and institute preventative measures that will hopefully reduce the frequency of workovers, operating expenses declined $49,000 in 2002 from 2001 and workover expense decreased $55,000.

Production taxes decreased $2,000 (4%) primarily as a result of the decrease in oil and gas sales revenue. Production taxes as a percent of sales revenue was approximately 7.5% in both periods. An 21% decrease in oil and gas production expense and production taxes combined with a 9% decrease in equivalent barrel sales volume resulted in the overall lifting cost per equivalent barrel declining 14% from $17.17 in 2001 to $14.82 in 2002. Again, management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $5,000 (7%) in 2002 from 2001. However, with a 9% decrease in equivalent barrel sales volume, the depletion rate per equivalent barrel rose 2% from $2.44 in 2001 to $2.50 in 2002.


Gross general and administrative expense decreased $1,000 (less than 1%) in 2002 from 2001 while net general and administrative expense increased $13,000 (27%).
Again, this increase in net G&A expense despite a slight decrease in gross G&A expense is due to the fact that Basic was able to only charge out 46% of gross
G&A expense to Company-operated properties in 2002 compared to 58% in 2001. Net general and administrative expense per equivalent barrel increased 41% from $1.64 in 2001 to $2.32 in 2002.

OTHER INCOME/(EXPENSE). Other income/(expense) declined from income of $4,000 in 2001 to net expense of $1,000 in 2002. Again, this decrease was primarily the result of lower interest income due to lower average cash and cash equivalent balances in 2002 relative to 2001.

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

                                                      Six Months Ended           Quarters Ended
                                                        September 30              September 30
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    44,400       50,400       23,000       25,500
     Gas (mcf)                                        47,000       43,900       22,100       22,600

Revenue
     Oil                                          $1,108,000   $1,247,000   $  598,000   $  617,000
     Gas                                             100,000      134,000       40,000       49,000
                                                  ----------   ----------   ----------   ----------

                                                   1,208,000    1,381,000      638,000      666,000
Total production expense(1)                          751,000      974,000      396,000      502,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  457,000   $  407,000   $  242,000   $  164,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  126,000   $  126,000   $   67,000   $   71,000

Average sales price(2)
     Oil (per barrel)                             $    24.96   $    24.75   $    26.06   $    24.19
     Gas (per mcf)                                $     2.13   $     3.06   $     1.79   $     2.20
Average production expense(1,2,3)                 $    14.37   $    16.87   $    14.82   $    17.17
Average gross profit(2,3)                         $     8.76   $     7.08   $     9.11   $     5.61
Average depletion expense(2,3)                    $     2.41   $     2.18   $     2.50   $     2.44
Average general and administrative expense(2,3)   $     2.32   $     1.88   $     2.32   $     1.64

----------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)

                                       12

                                     ITEM 3.
                             Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 7, 2002. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended September 30, 2002. Subsequent to October 7, 2002 through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the six months ended September 30, 2002, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits:

          99.1  302 Certification (Ray Singleton, Chief Executive Officer).

          99.2  302 Certification (David Flake, Chief Financial Officer).

          99.3 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

          99.4 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized person on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David J. Flake
------------------
David J. Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  November 12, 2002