Form 10QSB
period 2002-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2003-02-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002


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


Shares of common stock outstanding on February 12, 2003: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.........................................  3

                Consolidated Balance Sheets - December 31, 2002
                and March 31, 2002...........................................  3

                Consolidated Statements of Operations - Quarters and Nine
                Months Ended December 31, 2002 and December 31, 2001.........  5

                Consolidated Statements of Cash Flows - Nine Months Ended
                December 31, 2002 and December 31, 2001......................  6

                Notes to Consolidated Financial Statements...................  7

       Item 2.  Management's Discussion and Analysis and Plan of Operation...  8

                Results of Operations........................................  9

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

       Item 1.  Legal Proceedings............................................ 13

       Item 2.  Changes in Securities........................................ 13

       Item 3.  Defaults Upon Senior Securities.............................. 13

       Item 4.  Submission of Matters to a Vote of Security Holders.......... 13

       Item 5.  Other Information............................................ 13

       Item 6.  Exhibits and Reports on Form 8-K............................. 14

       Signatures............................................................ 14

EXHIBITS         ............................................................ 15


PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        December 31       March 31
                                                            2002            2002
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    410,000    $    296,000
     Accounts receivable
         Oil and gas sales                                   285,000         202,000
         Joint interest and other receivables                254,000         555,000
         Less: allowance for doubtful accounts               (60,000)        (60,000)
     Other current assets                                    186,000         172,000
                                                        ------------    ------------

                  Total current assets                     1,075,000       1,165,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              34,311,000      33,757,000
     Support equipment                                       322,000         333,000
                                                        ------------    ------------

                                                          34,633,000      34,090,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (32,283,000)    (32,087,000)
     Accumulated depreciation                               (283,000)       (285,000)
                                                        ------------    ------------

     Net property and equipment                            2,067,000       1,718,000
     Other non-current assets                                140,000         128,000
                                                        ------------    ------------

                  Total non-current assets                 2,207,000       1,846,000
                                                        ------------    ------------

Total Assets                                            $  3,282,000    $  3,011,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2


                                                        December 31       March 31
                                                            2002            2002
                                                        ------------    ------------

Liabilities
Current liabilities
     Accounts payable                                   $    279,000    $    347,000
     Accrued liabilities                                     593,000         472,000
                                                        ------------    ------------

                  Total current liabilities                  872,000         819,000
                                                        ------------    ------------

Long-term debt                                                  --              --
                                                        ------------    ------------


Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                      --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                      17,000          17,000
     Additional paid-in capital                           22,692,000      22,692,000
     Accumulated deficit                                 (20,276,000)    (20,494,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                              (23,000)        (23,000)
                                                        ------------    ------------

                  Total shareholders' equity               2,410,000       2,192,000
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $  3,282,000    $  3,011,000
                                                        ============    ============



            See accompanying notes to consolidated financial statements.


                                 Basic Earth Science Systems, Inc.
                               Consolidated Statements of Operations
                                            (Unaudited)


                                          Nine Months Ended                 Quarters Ended
                                             December 31                      December 31
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
Revenue
     Oil and gas sales               $  1,841,000    $  1,869,000    $    633,000    $    488,000
     Well service revenue                  21,000          28,000           7,000           8,000
                                     ------------    ------------    ------------    ------------

     Total revenue                      1,862,000       1,897,000         640,000         496,000
                                     ------------    ------------    ------------    ------------

Expenses
     Oil and gas production             1,109,000       1,318,000         447,000         449,000
     Production tax                       135,000         140,000          46,000          35,000
     Well service expenses                 21,000          30,000           8,000           9,000
     Depreciation and depletion           198,000         181,000          70,000          52,000
     General and administrative           182,000         154,000          61,000          45,000
                                     ------------    ------------    ------------    ------------

     Total operating expenses           1,645,000       1,823,000         632,000         590,000
                                     ------------    ------------    ------------    ------------

     Income (loss) from operations        217,000          74,000           8,000         (94,000)
                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest and other income              6,000          13,000           2,000           3,000
     Interest expense                      (5,000)         (2,000)         (1,000)           --
                                     ------------    ------------    ------------    ------------

     Total other income                     1,000          11,000           1,000           3,000
                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes         218,000          85,000           9,000         (91,000)
Income taxes                                 --              --              --              --
                                     ------------    ------------    ------------    ------------

Net income (loss)                    $    218,000    $     85,000    $      9,000    $    (91,000)
                                     ============    ============    ============    ============

Weighted average common shares
   outstanding:
     Basic                             16,530,487      16,530,487      16,530,487      16,530,487
     Diluted                           16,761,780      16,778,607      16,753,517      16,530,487

Net income (loss) per share:
     Basic                           $      0.013    $      0.005    $      0.001    $     (0.006)
     Diluted                         $      0.013    $      0.005    $      0.001    $     (0.006)



                   See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 December 31
                                                              2002         2001
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 218,000    $  85,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and depletion                              198,000      181,000
     Change in:
         Accounts receivable, net                            155,000       10,000
         Other assets                                         (7,000)       7,000
         Accounts payable and accrued liabilities             81,000       97,000
     Other                                                     7,000        9,000
                                                           ---------    ---------

Net cash provided by operating activities                    652,000      389,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (546,000)    (622,000)
     Support equipment                                          --        (28,000)
Purchase of lease and well equipment inventory                  --        (11,000)
Proceeds from sale of lease and well equipment inventory       1,000       10,000
Proceeds from sale of oil and gas property and equipment       7,000       56,000
Proceeds from sale of support equipment                         --          1,000
                                                           ---------    ---------

Net cash used in investing activities                       (538,000)    (594,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                         --         (1,000)
Proceeds from borrowing                                         --           --
                                                           ---------    ---------

Net cash used in financing activities                           --         (1,000)
                                                           ---------    ---------

Cash and cash equivalents:
Net increase (decrease)                                      114,000     (206,000)
Balance at beginning of period                               296,000      720,000
                                                           ---------    ---------

Balance at end of period                                   $ 410,000    $ 514,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   5,000    $   2,000



          See accompanying notes to consolidated financial statements.

                                        6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

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

                                     ITEM 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2003. In addition, as mentioned in the "Debt" section below, Basic has $400,000 of borrowing capacity as of February 12, 2003.

WORKING CAPITAL. At December 31, 2002 the Company had a working capital surplus of $203,000 (a current ratio of 1.23:1) compared to a working capital surplus at March 31, 2002 of $346,000 (a current ratio of 1.42:1). This reduction in working capital surplus can be attributed to a significant decrease in joint interest and other receivables with the corresponding cash flow used to fund Basic's capital expenditures during the nine months ended December 31, 2002.

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

As of February 12, 2003 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the nine months ended December 31, 2002 and the Company had no contracts in place to hedge future production on December 31, 2002. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. In the fourth quarter of fiscal 2002, Basic incorporated a wholly-owned Canadian subsidiary, Legent Resources Corporation (Legent) for the purpose of conducting business in Canada. Legent's initial investment was the acquisition of a 12.5 percent interest in an existing Canadian joint venture
(CJV) formed to drill exploration and development wells in the Canadian province of Saskatchewan.

During the quarter ended December 31, 2002, the CJV drilled its first exploration well which resulted in a dry hole. Going forward, the CJV has finalized two additional exploration prospects that are now ready to drill. Both of these prospects, one in Saskatchewan and one in Alberta, are currently complying with various permitting processes that are required prior to the commencement of drilling operations. While there can be no assurance the following time table can be met, Legent expects to begin drilling the first prospect prior to the end of March 2003. If several permitting requirements can be met, Legent believes that the second well could possibly commence by the end of April 2003. Of the many geologic anomalies that are being developed, Legent has one additional prospect that is in the final stages of preparation.

During the quarter ended December 31, 2002 Legent spent approximately $91,000 in Canada, primarily on dry hole expense and acreage. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for Legent's share of any additional acreage, seismic and drilling costs.

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

Results of Operations
---------------------

Year-to-Date Comparison

OVERVIEW. Operations in the nine months ended December 31, 2002 (2002) resulted in net income of $218,000 compared to net income of $85,000 in the nine months ended December 31, 2001 (2001).

REVENUES. Oil and gas sales revenue decreased $28,000 (less than 2%) in 2002 from 2001. Oil sales revenue decreased $12,000 (less than 1%). An increase in oil prices that added $190,000 to oil sales revenue was more than offset by a $202,000 decrease resulting from a drop in oil sales volume. In addition, gas sales revenue decreased $16,000 (9%) in 2002 from 2001. A $9,000 increase as a result of higher gas sales volume was more than offset by a $25,000 loss in revenue due to a drop in the average price per Mcf in 2002 from 2001.

VOLUMES AND PRICES. Liquid sales volume dropped 12%, from 75,400 barrels in 2001 to 66,500 barrels in 2002 while there was a 13% increase in the average price per barrel from $22.53 in 2001 to $25.38 in 2002. In addition to normal production decline, there were two significant factors that led to the drop in oil sales volume. One factor was a loss in sales from the Aasheim #41X-29 well in Sheridan County, Montana that contributed 4,100 barrels in 2001 but was shut-in in December 2001 when oil prices dipped below $18 per barrel. To-date Basic has been unable to re-establish production from this well.

The other factor relates to the Company's Cerkoney-BN #13-3 well in Billings County, North Dakota. In response to a sharp decline in production during the first six months of the current fiscal year, it was determined that scale buildup and other debris had covered the casing perforations, thus preventing formation fluids from entering the well. The drop-off in sales from 2001 to 2002 from this well was 2,500 barrels, or 77%. Partially offsetting these losses was a 1,700-barrel increase in sales following the successful reworking of the Brethren #1-29 well in Sheridan County, Montana.

Gas sales volume increased 5%, from 63.3 million cubic feet of gas in 2001 to
66.7 million cubic feet in 2002, while the average price per Mcf dropped 14%, from $2.68 in 2001 to $2.31 in 2002. The increase in gas sales volume was primarily the result of the deepening of a Weld County, Colorado gas well in March 2002. Sales from this well were 19.4 million cubic feet of gas during the nine months ended December 31, 2002.

EXPENSES. Oil and gas production expense decreased $209,000 (16%) in 2002 from 2001. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

When oil prices fell below $18 per barrel in November 2001 the Company performed an extensive evaluation of a number of its properties in order to identify areas where routine lease operating expenses and the frequency of workovers in particular could be reduced. Although workovers are still unpredictable, Basic felt that certain preventative measures could be taken to reduce their frequency. As such, routine lease operating expense on Company-operated properties declined $100,000 in 2002 from 2001. In addition, Basic realized a $46,000 drop in operating expenses on non-operated properties.

The Company also saw a $34,000 drop in workover expense on Company-operated properties in 2002 from 2001. This decrease was primarily the result of approximately $100,000 of one-time costs incurred in 2001 in unsuccessful attempts to re-establish production from marginal properties that had been shut-in during the oil price decline of 1998-99. Partially offsetting this decrease was a workover on the Cerkoney-BN #13-3 well mentioned above. Basic initiated operations in October 2002 to restore production that required removing abandoned equipment from the bottom of the well. However, hampered by winter-like weather conditions and declining daylight hours, operations were suspended after 15 days. Until that point, progress was characterized as positive, but at a slower rate than initially expected. The Company's portion of the workover expense on this property through December 31, 2002 was $70,000. Management will re-evaluate resuming operations in late spring once weather and daylight conditions are more supportive and upon evaluating then current oil prices. Based on information obtained in the operations to-date, the Company estimates that an additional $125,000 to Basic's interest will be required to return the well to production.

As a result of the decrease in oil and gas sales revenue, production taxes decreased $5,000 (4%) in 2002 from 2001. As a percent of oil and gas sales revenue, production taxes decreased slightly from 7.5 percent in 2001 to 7.3 percent in 2002. The overall lifting cost per equivalent barrel decreased 5% from $16.96 in 2001 to $16.03 in 2002. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $17,000 (9%) in 2002 over 2001. This was primarily due to an increase in the full cost pool depletable base resulting from over $500,000 of capital expenditures incurred in the nine months ended December 31, 2002. The depletion expense per equivalent barrel increased 23% from $2.05 in 2001 to $2.53 in 2002 as a result of this increase in the full cost pool and the decline in oil sales volume.

Gross general and administrative (G&A) expense increased $3,000 (less than 1%) while net G&A expense increased $28,000 (18%) in 2002 over 2001. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The larger increase in net G&A expense was due to the fact that the Company was able to charge out only 47% of gross G&A expense to operated wells in 2002 compared to 53% in 2001. As a result of this and the drop in oil sales volume, net general and administrative expense per equivalent barrel increased 31% from $1.79 in 2001 to $2.34 in 2002.

OTHER INCOME/(EXPENSE). Other income decreased from $11,000 of income in 2001 to $1,000 of income in 2002. This was primarily due to a decrease in interest income resulting from lower cash and cash equivalent balances in 2002 relative to 2001.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31, 2001

OVERVIEW. Operations in the quarter ended December 31, 2002 (2002) resulted in net income of $9,000 compared to a net loss of $91,000 in the quarter ended December 31, 2001 (2001).

REVENUES. Oil and gas sales revenue increased $145,000 (30%) in 2002 over 2001. Oil sales revenue increased $127,000 (28%). A decrease in oil sales volume that accounted for a $53,000 loss in oil sales revenue was more than offset by a $180,000 gain from an increase in oil prices. Gas sales revenue increased $18,000 (50%) in 2002 from 2001. With only a slight increase in gas sales volume, the increase in gas sales revenue was predominantly due to a rise in gas prices.

VOLUMES AND PRICES. Total liquid sales decreased 12%, from 25,000 barrels in 2001 to 22,100 barrels in 2002 while there was a 45% jump in the average price per barrel from $18.07 in 2001 to $26.23 in 2002. Total gas sales increased less than 2%, from 19.4 million cubic feet in 2001 to 19.7 million cubic feet in 2002, while the average price per Mcf rose 51%, from $1.82 in 2001 to $2.75 in 2002.

The decrease in oil sales volume was again primarily the result of normal production decline and the loss of 1,200 barrels and 1,100 barrels from the Aasheim #41X-29 and the Cerkoney-BN #13-3, respectively. These losses were partially offset by an increase of 900 barrels from the Brethren #1-29. The slight increase in gas sales volume was primarily the result of 5.4 million cubic feet of new gas sales from the Weld County, Colorado gas well that was deepened in March 2002 offsetting normal production decline from all other properties.

EXPENSES. Oil and gas production expense decreased $2,000 (less than 1%) in 2002 from 2001. As a result of continuing efforts to reduce routine operating expenses where possible, operating expenses declined $28,000 on Company-operated properties in 2002 from 2001. As a result of the workover on the Cerkoney-BN #13-3, workover expense on Company-operated properties increased $27,000.

Production taxes increased $11,000 (31%) primarily as a result of the increase in oil and gas sales revenue. Production tax as a percent of sales revenue was approximately 7.2% in both periods. A 2% increase in oil and gas production expense and production taxes combined with a 10% decrease in equivalent barrel sales volume resulted in the overall lifting cost per equivalent barrel rising 13% from $17.14 in 2001 to $19.44 in 2002. Again, management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $18,000 (35%) in 2002 over 2001. Again, the increase was due to capital expenditure additions to the full cost pool in 2002. With these additions and the decline in oil sales volume, the depletion rate per equivalent barrel rose 55% from $1.79 in 2001 to $2.77 in 2002.

Gross general and administrative expense increased $10,000 (9%) in 2002 from 2001 while net general and administrative expense increased $16,000 (36%). Again, the larger increase in net G&A expense was due to the fact that Basic was able to only charge out 48% of gross G&A expense to Company-operated properties in 2002 compared to 56% in 2001. This and a decline in oil sales volume led to a 49% increase in net general and administrative expense per equivalent barrel from $1.60 in 2001 to $2.39 in 2002.


      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.


                                                     Nine Months Ended          Quarters Ended
                                                        December 31               December 31
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    66,500       75,400       22,100       25,000
     Gas (mcf)                                        66,700       63,300       19,700       19,400

Revenue
     Oil                                          $1,687,000   $1,699,000   $  579,000   $  452,000
     Gas                                             154,000      170,000       54,000       36,000
                                                  ----------   ----------   ----------   ----------

                                                   1,841,000    1,869,000      633,000      488,000
Total production expense(1)                        1,244,000    1,458,000      493,000      484,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  597,000   $  411,000   $  140,000   $    4,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  196,000   $  177,000   $   70,000   $   51,000

Average sales price(2)
     Oil (per barrel)                             $    25.38   $    22.53   $    26.23   $    18.07
     Gas (per mcf)                                $     2.31   $     2.68   $     2.75   $     1.82
Average production expense(1,2,3)                 $    16.03   $    16.96   $    19.44   $    17.14
Average gross profit(2,3)                         $     7.70   $     4.79   $     5.53   $     0.12
Average depletion expense(2,3)                    $     2.53   $     2.05   $     2.77   $     1.79
Average general and administrative expense(2,3)   $     2.34   $     1.79   $     2.39   $     1.60

----------------------------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)


                                       12

                                     ITEM 3.
                             Controls and Procedures


The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on January 24, 2003. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended December 31, 2002. Subsequent to January 24, 2003 through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the nine months ended December 31, 2002, there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

Date:  February 12, 2003