Form 10KSB
period 2003-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2003-06-30
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.

1801 Broadway, Suite 620

Denver, Colorado 80202-3835

Telephone (303) 296-3076

Incorporated in Delaware	IRS ID# 84-0592823

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☑  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $2,586,000

As of June 24, 2003, 16,530,487 shares of the registrant’s common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $1,801,000. The proxy statement for the 2003 annual meeting is incorporated by reference into Part III.

Basic Earth Science Systems, Inc.

Form 10-KSB

March 31, 2003

Part I

ITEM 1

DESCRIPTION OF BUSINESS

Overview

Founded in 1969, Basic Earth Science Systems, Inc. (Basic or the Company) is principally engaged in the exploration, acquisition, development, operation, production and sale of crude oil and natural gas. The Company’s primary areas of operation are the U.S. and Canadian sides of the Williston basin in North Dakota, Montana and Saskatchewan, south Texas and the Denver-Julesburg basin in Colorado.

Company Developments

For nearly a decade the Company’s growth strategy relied on small oil and gas property acquisitions and exploiting associated production enhancement opportunities. In the year ended March 31, 2002 (fiscal 2002), Basic altered this strategy to make exploratory and development drilling the primary means of growing oil and gas reserves.

As such, last year, fiscal 2002, was a transition year for the Company. Basic substantially curtailed its acquisition activities and made no significant acquisitions after July 2001. The Company then depleted most of its remaining inventory of exploitation projects. Basic has now re-focused its long-term strategy towards exploration and development drilling and the center of that effort is Canada.

It is management’s belief that if a company is to subject itself to the risks of exploratory drilling, those efforts should occur where targets are of sufficient size to generate a significant number of lower risk development wells. Management believes this is no longer the case on the U.S. side of the Williston basin where the average target size in the Red River formation is 160 acres or less. In addition, delays in access, permitting, right-of-way and royalty issues on federal lands in the U.S. make Canada extremely attractive.

Basic laid the foundation to pursue this exploration and development drilling strategy with the Company’s purchase last year of a 12.5 percent interest in an existing Canadian joint venture (CJV). The CJV was formed to drill primarily exploration wells in the Canadian province of Saskatchewan. In laying the foundation for this effort, and to take advantage of existing U.S. and Canadian tax law and trade agreements, Basic’s efforts in Canada will be undertaken by Legent Resources Corporation (Legent), a wholly-owned subsidiary and Nova Scotia Unlimited Liability Corporation.

In December 2003, the CJV drilled its first well, the Freestone 46C-18-9-6, which resulted in a dry hole. While a disappointment, the setback allowed the CJV to gain valuable insight into geophysical parameters in this area of the Williston basin. The CJV continues to develop its acreage position and refine its geophysical interpretation of remaining anomalies in its Saskatchewan study area (see Subsequent Events below).

In addition, the CJV has developed an exploration play analogous to a major field discovery in central Alberta. During the year ended March 31, 2003 (fiscal 2003) the CJV acquired the majority of the acreage rights over this prospect at a series of Crown lease sales. Unlike Saskatchewan, however, licensing and permitting in Alberta is considerably more time consuming and this project is currently being delayed by licensing issues. There can be no assurances that these issues will be resolved favorably. However, if these issues are resolved, given existing field service/contractor availability, Legent would expect to begin drilling operations quickly.

Legent’s interest in the CJV includes lease rights on approximately 30,000 gross acres. Most of these rights were to formations deeper then existing Mississippian age production. However, some lease rights included all formations. Subsequent to this purchase, Legent granted Crescent Point Energy, Ltd (Crescent) the right to develop its shallower, Mississippian age formations at its Manor prospect in T7N R1W2, Saskatchewan. Crescent has recently established production on this grant in the Wildwood 191/05-06-007-1W2M. The well is producing approximately 300 barrels of oil a day from a horizontal, Alida formation completion. Legent has a 0.83 percent overriding royalty interest in this well. As a result, Legent received an average of approximately $2,500 Cdn to Legent’s interest in the first three months of sales.

Fiscal 2003 was marked by NYMEX oil prices increasing back to previous highs last seen in 2000. The effects of increasing oil and gas prices had a considerable impact on the Company’s profitability and cash flow. Following a year of weak oil prices, the Company’s performance in fiscal 2003 relative to the prior year was considerably improved.

Subsequent Events

The following events initiated after March 31, 2003 highlight the Company’s effort to-date to enhance production and pursue its exploration strategy.

In late April 2003, Basic began efforts to enhance production from two wells on its Antenna Federal property in Weld County, Colorado. This property is located approximately six miles southeast of Platteville, Colorado in the Wattenberg gas field. These two wells were hydraulically fractured for a second time, or “re-frac’ed”, in the Codell formation. Offset analogous wells have shown this technique to be routinely successful. Gas production is known to have increased from both wells. However, May 2003 production figures are not yet available to quantify the increase in gas production. To date, the Company has spent approximately $145,000 on this effort.

In late May 2003, Legent commenced drilling its second exploration well in Canada. The Oungre 10-16-2-14W2, operated by Zinke & Trumbo Canada Corp, is approximately 1 mile south of the town of Oungre, Saskatchewan. The well was licensed to the Red River formation at a projected depth of 10,170 feet. Legent has a 12.5% interest in this well. To date, the Company has advanced $120,000 towards this effort.

Contemplated Activities

In addition to the subsequent events described immediately above, the company anticipates pursuing the following activities in year end March 31, 2004 (fiscal 2004).

U.S Operations

On its Antenna Federal property the Company has authorized expenditures for two Codell formation wells to be deepened to the J Sand formation. On these wells, Basic has only a 5 percent overriding royalty interest in the existing Codell production, but will have a 60 percent working interest in the J Sand production. These operations are expected to be completed by September 2003. Basic expects to incur costs of approximately $250,000 on this effort.

Recently, Basic has begun quietly working on a natural gas project in the Rocky Mountains. The Company has acquired some leasehold rights and expects to obtain additional acreage that is potentially competitive. The Company hopes to undertake drilling efforts within the current fiscal year. Basic has budgeted approximately $200,000 in acreage, evaluation and drilling costs for this effort.

Canadian Operations

Legent, in conjunction with its CJV partners, continues to evaluate its Saskatchewan acreage and seismic anomalies to identity additional sites for exploration drilling. Legent believes that at least one additional exploration well will be drilled in Saskatchewan during fiscal 2004. Legent’s exposure on a typical well in Saskatchewan will vary depending on its location (and hence its depth) and the currency exchange rate at the time the well is drilled. However, Legent anticipates its drilling exposure will average approximately $100,000.

Other Activities

In the past, the Company’s strategy focused on the acquisition of producing properties with subsequent enhancement and exploitation. With oil prices in the $25-$30 per barrel range, management believes that the risks associated with property acquisitions have increased substantially. Based on this belief, management has significantly curtailed its acquisition efforts. Despite this, the Company expects to monitor the acquisition market and, if economically feasible, attempt to procure properties that may augment existing operations or ownership.

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

MARKETS. The Company’s oil and natural gas is sold to various purchasers in the geographic area of its properties. Basic is a small company and, as such, has no impact on the market for its goods and little control over the price received. The market for, and the value of, oil and natural gas are dependent upon a number of factors including other sources of production, competitive fuels, and proximity and capacity of pipelines or other means of transportation, all of which are beyond the control of Basic.

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

During fiscal 2003 Basic sold 63 percent of its oil and gas production to two purchasers: Murphy Oil USA, Inc. (38 percent) and Valero Energy Corporation (formerly Ultramar Diamond Shamrock) (25 percent). Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

Substantially all of Basic’s gas production is sold at prevailing wellhead gas prices, subject to additional charges customary to an area. Basic does not own or operate any gas gathering or processing plant facilities nor does it possess sufficient volume on any pipeline to market its product to end users.

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

With respect to acquisitions, competition is intense for the acquisition of large producing properties. Because of the limited capital resources available to the Company, management has historically focused on smaller and/or marginal properties in its acquisition efforts.

Regulations

GENERAL. The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing allowable rates of production, well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, and taxes. The Company is further affected by changes in such laws and by constantly changing administrative regulations. To the best of its knowledge, the Company is in compliance with all such regulations and is not aware of any claims that could have a material impact upon the Company’s financial condition, results of operations, or cash flows.

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

NATURAL GAS PRICING. During fiscal 1992, the Federal Energy Regulatory Commission (FERC) issued FERC Order 636 (the Order) which is intended to ensure that pipelines provide transportation service that is equal in quality for all gas suppliers, whether the customer purchases gas from the pipeline or from a different supplier. While the Company views this Order as favorable to natural gas producers, it does not have a material impact on Basic in that the vast majority of the Company’s production is crude oil rather than natural gas.

ENVIRONMENTAL MATTERS. The Company is subject to various federal, state, regional and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, may impose liability on the owner or the lessee for the cost of pollution cleanup resulting from operations, subject the owner or lessee to liability for pollution damages, require the suspension or cessation of operations in affected areas and impose restrictions on injection into subsurface aquifers that may contaminate ground water. Although environmental requirements do have a substantial impact upon the energy industry, these requirements do not appear to affect Basic any differently than other companies in this industry who operate in a given geographic area. The Company is not aware of any environmental claims which could have a material impact upon the Company’s financial condition, results of operations, or cash flows.

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

Certain Risks

VOLATILITY OF OIL AND GAS PRICES. The Company’s revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility can be expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company’s financial condition and results of operations. Such decline could reduce the Company’s cash flow and borrowing capacity and both the value and the amount of the Company’s oil and gas reserves.

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved and unproved oil and gas reserves and their values, including many factors beyond the Company’s control. The reserve information set forth in this Form 10-KSB (see Note 12 to the Consolidated Financial Statements) represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day, March 31, the last day of the Company’s fiscal year.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating the future recovery of underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any estimate is a function of the quality of available data, engineering, and geological interpretation and judgement. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as future operating costs, severance and excise taxes, development costs, workover costs, remedial costs and the assumed effects of regulations by governmental agencies, all of which may in fact vary considerably from actual results. Other variables, specifically oil and gas prices, are fixed at the prices existing on the last day of the fiscal year whether such prices are reasonable; and which may vary considerably from actual prices received over any given period of time in the past or in the future. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any property or any group of properties, classifications of such reserves based upon risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

Reserves, as calculated by SEC regulations and referred to in this Form 10-KSB, should not be construed as the current market value of the estimated oil and gas attributable to the Company’s properties. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and incidence of expenses in connection with both extraction costs and development costs. In addition, the 10% discount factor, which is required to be used for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect at the time of calculation.

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

Other

The oil and gas business is not generally seasonal in nature, although unusual weather extremes for extended periods may increase or decrease demand for oil and natural gas products temporarily. Additionally, catastrophic events, such as hurricanes or other supply disruptions, may also temporarily increase the demand for oil and gas supplies. Such events and their impacts on oil and gas commodity prices may cause fluctuations in quarterly or even annual revenues and earnings. Also, because of the location of many of the Company’s properties in Montana and North Dakota, severe weather conditions, especially in the winter months, could have a material adverse effect on Basic’s operations and cash flow.

At March 31, 2003 the Company had nine full-time employees: four at its main office in Denver and five field laborers at a subsidiary’s field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to eight contract field workers the Company has on retainer, Basic at times hires up to five technical/professional, contract personnel in its main office on a project-by-project basis.

Forward-Looking Statements

This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-KSB including, without limitation, the statements under Item 1. “Description of Business” and Item 6. “Management’s Discussion and Analysis and Plan of Operation” and the statements located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments should it utilize some or all of its available borrowing capacity, its strategies, either existing or anticipated, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements included in this Form 10-KSB.

The Company’s intentions and expectations described in this Form 10-KSB with respect to possible exploration and development activities concerning properties in which it holds interests may be deemed to be forward-looking statements. These statements are made based on management’s current assessment of the exploratory and development merits of the particular property in light of the geological information available at the time and based on the Company’s relative interest in the property and its estimate of its share of the exploration and development cost. Subsequently obtained information concerning the merits of any property, as well as changes in estimated exploration and development costs and ownership interest, may result in revisions to management’s expectations and intentions and, thus, the Company may alter its plans regarding these exploration and development activities. Furthermore, circumstances beyond the Company’s control may cause such prospects to be eliminated from further consideration as exploration and/or development prospects.

ITEM 2

DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATION AND IMPACT. At March 31, 2003 Basic owned a working interest in 57 producing oil wells and 6 producing gas wells. The Company currently operates 51 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 76 percent of Basic’s total liquid hydrocarbon sales and approximately 84 percent of total gas sales in fiscal 2003. The majority of Basic’s operated liquid reserves are located in the Williston basin of North Dakota and Montana and in south Texas, while the majority of Basic’s operated gas reserves are located in Colorado’s Denver-Julesburg basin and in the on-shore Texas Gulf Coast region. A significant portion of the Company’s production is encumbered and used to secure bank debt.

Producing Property

	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas
Colorado	—	5	—	3.00
Louisiana	1	—	0.01	—
Montana	17	—	10.33	—
North Dakota	16	—	8.08	—
Texas	22	1	19.71	0.11
Wyoming	1	—	0.47	—

Total	57	6	38.60	3.11

PRODUCTION. Specific production data relative to the Company’s oil and gas producing properties can be found in the Selected Financial Information table in Item 6. “Management’s Discussion and Analysis and Plan of Operation.”

RESERVES. At March 31, 2003 the discounted present value of Basic’s estimated proved reserves, net of deferred income taxes, was approximately $4,876,000, reflecting a 56% increase from the prior year’s estimated reserves of $3,125,000. The increase is primarily due to higher oil and gas prices at March 31, 2003 relative to March 31, 2002. The analysis of Basic’s estimated oil and gas reserves can be found in Note 12 to the Consolidated Financial Statements.

LEASEHOLD ACREAGE. The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or “held-by-production.” Basic’s acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company’s “raw material” and, therefore, its potential to replace reserves in the future. Since the mid-1990s Basic’s strategy has been the acquisition and exploitation of producing properties. Given this strategy, there was no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to other exploration companies. Management believes this is a reflection of the Company’s previous strategy rather than its ability to replace reserves.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Colorado	640	384	—	—
Louisiana	205	1	—	—
Montana	6,414	3,930	2,600	826
North Dakota	6,732	3,271	2,591	517
Texas	2,920	2,497	80	64
Wyoming	634	267	1,000	482
Canada	—	—	32,219	4,016

Total	17,545	10,350	38,490	5,905

FIELD SERVICE EQUIPMENT. At March 31, 2003 one of the Company’s subsidiaries, Basic Petroleum Services, Inc., owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, three pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. The Company currently leases approximately 2,300 square feet of office space from an independent third party for just under $3,000 per month. The lease term is for a five-year period ending February 28, 2008. For additional information see Note 6 to the Consolidated Financial Statements.

ITEM 3

LEGAL PROCEEDINGS

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

No matter was submitted to a vote of Basic’s shareholders during the fourth quarter ended March 31, 2003.

(Intentionally left blank.)

Part II

ITEM 5

MARKET FOR COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Basic’s common stock is traded in the over-the-counter market. The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years. Prices are obtained from Pink Sheets LLC (formerly National Quotation Bureau, LLC).

	High	Low
Year Ended March 31, 2002
First Quarter	$.250	$.100
Second Quarter	.170	.125
Third Quarter	.110	.070
Fourth Quarter	.120	.085

Year Ended March 31, 2003
First Quarter	$.160	$.110
Second Quarter	.140	.110
Third Quarter	.170	.110
Fourth Quarter	.160	.130

The closing bid price on June 24, 2003 was $0.16. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 2003, Basic had approximately 3,400 shareholders of record. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings, financial condition, and other factors. The Company’s Board of Directors presently has no plans to pay any dividends in the foreseeable future.

(Intentionally left blank.)

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS

AND PLAN OF OPERATION

Liquidity Outlook

The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will provide sufficient working capital for the Company to meet its existing and normal recurring obligations as they become due in fiscal 2004. In addition, as mentioned in the “Debt” section below, Basic had an available borrowing capacity of $400,000 as of May 27, 2003.

Capital Structure and Liquidity

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. During the first nine months of the year ended March 31, 2002 the Company had a Declining Balance, Revolving Line of Credit with Wells Fargo Bank West, N.A. (formerly known as Norwest Bank of Colorado, N.A.). This loan was paid off in December 2001 and the credit facility expired on December 31, 2001.

In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek (the Bank), located in Denver, Colorado. Under the terms of its new loan agreement the Company has a $1,000,000 line of credit with an initial borrowing base of $400,000. In January 2003, based on a borrowing base re-determination performed by the Bank, the borrowing base remained at $400,000, the revolving period of the facility was extended to June 30, 2003 and the amortization schedule was modified. The new amortization schedule calls for monthly principal payments of $12,800 plus interest through June 2004. Any outstanding loan balance will be due and payable on January 31, 2005. The interest rate is the prime rate plus 2%.

As of May 27, 2003 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the year ended March 31, 2003 (fiscal 2003) the Company did not participate in any hedging activities. During the year ended March 31, 2002 (fiscal 2002) Basic incurred a net hedging loss of $2,000. The Company had no open futures or option contracts in place at either March 31, 2003 or March 31, 2002. Additional information concerning the Company’s hedging activities appears in Note 1 to the Consolidated Financial Statements.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

WORKING CAPITAL. At March 31, 2003 the Company had a working capital surplus of $288,000 (a current ratio of 1.37:1) compared to a working capital surplus at March 31, 2002 of $346,000 (a current ratio of

1.42:1). This reduction in working capital surplus can be attributed to a decrease in current assets, primarily joint interest and other receivables. At March 31, 2002 the Company had some extraordinary and significant receivables recorded, principally a $146,000 receivable for a refund from the Department of Energy for overpayments related to fuel purchases made from 1973 through 1980 by a wholly-owned subsidiary of Basic that has been inactive since 1980. The collection of these receivables was realized during fiscal 2003.

CASH FLOW. As previously mentioned, the Company’s primary source of funding is the cash flow from its operations. Cash flow from operating activities increased 117% from $401,000 in fiscal 2002 to $872,000 in fiscal 2003. This increase was primarily due to the impact on net income of higher average commodity prices and lower operating expenses during fiscal 2003 and the reduction of joint interest and other receivables at year-end 2003 relative to year-end 2002.

Net cash used in investing activities decreased 11% from $824,000 in fiscal 2002 to $734,000 in fiscal 2003. Capital expenditure cash outlays in fiscal 2003 included $111,000 for prospect costs, of which $98,000 were related to the Company’s Canadian joint venture; $280,000 for recompletion efforts and lease equipment improvements; $155,000 for the acquisition and conversion of an abandoned well to a salt water disposal facility; and $72,000 for exploratory drilling in Canada. Capital expenditure cash outlays in fiscal 2002 included $139,000 for property acquisitions and $512,000 for recompletion efforts and lease equipment improvements. Basic also spent $121,000 and $13,000 in fiscal 2003 and fiscal 2002, respectively, to plug and abandon various wells. Pursuant to full cost accounting guidelines, this amount is included in capital expenditures for oil and gas properties on the Consolidated Statement of Cash Flows and in the full cost pool on the Consolidated Balance Sheets.

CAPITAL EXPENDITURES. During fiscal 2003 the Company initiated two recompletion projects. As disclosed in earlier reports, the first project, in May 2002, was an unsuccessful attempt to establish commercial production from a temporarily abandoned gas well in Matagorda County, Texas. The second recompletion project, in February 2003, involved a marginally economic well in Sheridan County, Montana. An attempt to enhance production by reperforating, and in effect expanding, the currently producing Gunton formation was unsuccessful. Basic decided to abandon this zone and subsequent to year-end March 31, 2003 tested the Nisku formation. Despite the presence of some oil shows, it was determined that the Nisku would be uneconomic to produce. This well is currently shut in pending further evaluation.

At March 31, 2002 the Company disclosed the recompletion of another well in Sheridan County, Montana that, despite producing 20-25 barrels of oil per day, was only marginally profitable due to high water disposal costs. In an effort to curtail these costs in this well and other nearby Company-operated wells, Basic, in fiscal 2003, acquired a 100 percent interest in an abandoned well and in January 2003 finished converting it to a salt water disposal facility at a cost of $155,000. At current pressure and injection rates, Basic estimates that it may be able to dispose of as much as 1,000 barrels of production water per day. With the Company presently injecting an average of about 250 barrels per day from its operated wells, Basic intends to provide the remaining capacity to other operators in an effort to generate additional cash flows.

Prior to the fourth quarter of fiscal 2002, the Company’s growth strategy relied on small acquisitions and exploiting related development opportunities. Beginning in the fourth quarter of fiscal 2002, Basic altered this strategy to make exploratory and development drilling the primary means of growing oil and gas reserves.

The first development drilling effort that began in March 2002 involved deepening a gas well on Basic’s Antenna Federal property in Weld County, Colorado. The well was successfully deepened to the J-Sand formation where the Company has a 60 percent working interest (52.5 percent net revenue interest). This is in addition to a 5% overriding royalty interest Basic retains in the shallower producing Codell formation. The total cost to the Company to deepen this well was $150,000, of which $112,000 was recorded in fiscal

2003. The well produced approximately 24 million cubic feet (MMcf) of gas to Basic’s interest during fiscal 2003 and remaining estimated reserves at March 31, 2003 were approximately 106 million cubic feet of gas to Basic’s interest.

At this time two additional wells on this Antenna Federal property are scheduled for deepening in fiscal 2004. Again, these wells will be deepened from the Codell to the J-Sand formation where Basic has the same 60 percent working interest (52.5 percent net revenue interest). Estimated cost to the Company to deepen both wells will be approximately $250,000.

In an effort to further enhance production on the Antenna Federal property the Company has utilized a technique commonly known as a “re-frac”, where the currently producing Codell formation is hydraulically fractured for a second time. This technique has shown to be routinely successful in offsetting analogous wells. In April 2003 re-fracs were performed on two of Basic’s Antenna Federal wells. Total cost to-date to re-frac both wells is approximately $145,000 to Basic’s interest. At this time, new production data is insufficient to be able to thoroughly evaluate the results of the re-fracs and determine the feasibility of utilizing this technique on additional wells on this property.

The Company initiated its exploratory drilling program in the fourth quarter of fiscal 2002 when it purchased a 12.5 percent interest in an existing Canadian joint venture (CJV) formed to drill primarily exploration wells in the Canadian province of Saskatchewan. The Company, through its wholly-owned subsidiary, Legent Resources Corporation (Legent), has invested $340,000 to-date on its Canadian operations. This cash outlay includes the cost of establishing a strategic acreage position as well as acquiring 2-D and 3-D seismic data, and the cost to drill the first exploratory well, the Freestone 46C-18-9-6. This well, drilled in December 2002, was a dry hole.

Legent recently completed the required permitting process for drilling its second Canadian exploratory well and recently announced that it had commenced drilling the Oungre 10-16-2-14W2 well in Saskatchewan. The well has a projected depth of 10,170 feet that will allow testing the Red River formation. An initial estimate of Legent’s drilling exposure with respect to its 12.5 percent interest is approximately $120,000.

Legent, in conjunction with its CJV partners, continues to evaluate its Saskatchewan acreage and seismic anomalies to identify additional sites for exploration drilling opportunities. Management believes that at least one additional exploratory well will be drilled during fiscal 2004 with an expected financial exposure of $100,000. Legent is also involved in an exploration prospect in central Alberta that is analogous to a nearby major field discovery. This project is currently delayed by licensing issues that the CJV partners are attempting to resolve. However, there can be no assurances that these issues will be resolved in a timely manner and/or favorably.

At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for its share of any additional acreage, seismic and drilling cost requirements.

Although the Company has shifted its emphasis towards exploratory and development drilling, as far as further acquisitions of producing properties are concerned, the Company will continue to evaluate properties that support existing operations or ownership interests. However, with oil prices at their current levels, management believes that the risks associated with property acquisitions have substantially increased. As such, the Company has significantly curtailed its acquisition efforts.

The Company may alter or vary, all or part of, its planned capital expenditures based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS. The Company still holds a number of marginal, operated and non-operated properties that are no longer consistent with its operating strategy. Basic intends to continue its efforts to sell those wells where possible and plug those wells where necessary.

OTHER. The Company recorded a valuation allowance of $1,551,000 at March 31, 2003 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects management’s belief that the benefits from the deferred tax assets will more than likely not be realized. (See Note 9 to the Consolidated Financial Statements.)

IMPACT OF INFLATION. Inflation has not had a great impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources

OVERVIEW. In addition to the Company’s routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, the Company requires capital to fund its exploratory and development drilling efforts, and the acquisition of additional properties as well as the development and enhancement of these acquired properties. Given the current price of the Company’s stock, management believes it would be difficult to raise additional equity capital. Furthermore, the Company has only a very limited available debt capacity. Therefore, should management identify additional acquisition or drilling opportunities beyond those mentioned above, there can be no assurance that the necessary funds will be available. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally-generated cash flow from operations.

OTHER COMMITMENTS. As of May 27, 2003, operations to deepen the two additional wells on the Company’s Antenna Federal property had not yet commenced. However, Basic has a contractual obligation to pay its proportionate share of the actual costs once they are incurred. Basic estimates this obligation to be approximately $250,000. Also, the Company had no obligations to purchase or sell any of its oil and gas properties nor any other commitments beyond its office and software leases.

Results of Operations

Fiscal 2003 Compared with Fiscal 2002

OVERVIEW. Operations in the year ended March 31, 2003 (2003) resulted in net income of $434,000 compared to net income of $137,000 in the year ended March 31, 2002 (2002).

REVENUES. Oil and gas sales revenue increased $223,000 (10%) in 2003 over 2002 as a result of higher commodity prices. Oil sales revenue alone increased $205,000 (10%). A $453,000 positive variance due to higher oil prices in 2003 compared to 2002 was partially offset by a negative variance of $248,000 resulting from a drop in sales volume. Gas sales revenue alone increased $18,000 (9%) in 2003 over 2002. A slight increase in sales volume contributed $1,000 to 2003 gas sales revenue while a higher gas price added $17,000 to 2003 gas sales revenue relative to 2002.

VOLUMES AND PRICES. Total oil sales volume decreased 11% from 97,000 barrels in 2002 to 86,000 barrels in 2003 while the average price per barrel jumped 24% from $21.77 in 2002 to $27.03 in 2003. In addition to normal production decline, there were two significant factors that led to the drop in oil sales volume. One factor was a loss in sales from the Aasheim #41X-29 well in Sheridan County, Montana that contributed 4,300 barrels in 2002 but was shut in in December 2001 when oil prices dipped below $18 per barrel. To-date Basic has been unable to re-establish production from this well. In addition, the

Company’s Cerkoney-BN #13-3 well in Billings County, North Dakota dropped 3,600 barrels in production from 2002 to 2003. Partially offsetting these losses was a 2,700-barrel increase in sales following the successful reworking in June 2002 of the Brethren #1-29 well in Sheridan County, Montana.

Total gas sales volume was approximately 84 million cubic feet in both 2003 and 2002 while the average price per Mcf rose 8%, from $2.52 in 2002 to $2.72 in 2003. Offsetting normal production decline in 2003 relative to 2002 was an increase in gas sales resulting from the deepening of a gas well on Basic’s Antenna Federal property in Weld County, Colorado in March 2002. Sales from this well were 23.6 million cubic feet during 2003.

EXPENSES. Oil and gas production expense decreased $279,000 (16%) in 2003 from 2002. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

When oil prices fell below $18 per barrel in November 2001 the Company performed an extensive evaluation of a number of its properties in order to identify areas where routine lease operating expenses and the frequency of workovers in particular could be reduced. Along with making certain operational modifications to some wells, Basic identified and shut in other wells that had a disproportionately high workover frequency and cost relative to their production rates. As such, workover expense decreased $123,000 (25%) from $492,000 in 2002 to $369,000 in 2003 and workover expense per equivalent barrel dropped 17% from $4.42 in 2002 to $3.69 in 2003.

Routine lease operating expense decreased $156,000 (13%) from $1,212,000 in 2002 to $1,056,000 in 2003. While this decrease is significant in terms of dollars, due to the decrease in sales volumes, on an equivalent barrel basis, routine lease operating expense declined modestly from $10.87 per equivalent barrel in 2002 to $10.54 in 2003.

With respect to the Cerkoney-BN #13-3 well mentioned above, Basic initiated operations in October 2002 to restore production that required removing abandoned equipment from the bottom of the well. However, hampered by winter-like weather conditions and declining daylight hours, operations were suspended after 15 days. Until that point, progress was characterized as positive, but at a slower rate than initially expected. The Company’s portion of the workover expense in 2003 on this property was $70,000. Based on information obtained from the operations to-date, the Company estimates that an additional $125,000 to Basic’s 66 percent interest will be required to return the well to production. As such, Basic is currently evaluating its options with respect to the additional cash requirement and the likelihood of success in re-establishing production.

Production taxes increased $24,000 (14%) due to the fact that most of the production taxes are a fixed percentage of oil and gas sales revenue. Production taxes as a percent of oil and gas sales revenue saw a modest increase from 7.5% in 2002 to 7.8% in 2003 primarily as a result of a temporary tax rate increase in Montana in the fourth quarter of 2003.

A 14% decrease in oil and gas production expense and production taxes combined and a 10% drop in equivalent-barrel volume sales in 2003 from 2002 resulted in a 4% decrease in the overall lifting cost per equivalent barrel from $16.86 in 2002 to $16.22 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation and depletion expense increased $21,000 (9%) in 2003 over 2002. This increase was primarily due to additions to the oil and gas property asset base resulting from fiscal 2003 capital expenditures. This increase in depreciation and depletion expense combined with the drop in oil sales volume during fiscal 2003 resulted in a 22% increase in depletion expense per equivalent barrel from $2.06 in 2002 to $2.52 in 2003.

Gross general and administrative (G&A) expense decreased $25,000 (5%) while net G&A expense increased $4,000 (2%) in 2003 relative to 2002. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The decrease in gross G&A expense was primarily due to a decrease in employee benefits, franchise taxes and bad debt expense. This decline in gross G&A expense was slightly more than offset by a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties through the overhead fee. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 48% in 2003 compared to 52% in 2002. Due primarily to the drop in equivalent barrel sales, net G&A expense per equivalent barrel increased 14% from $2.13 in 2002 to $2.42 in 2003.

OTHER INCOME/EXPENSE. Other income/expense declined from net other income of $158,000 in 2002 to net other income/expense of zero in 2003. This decrease was primarily the result of a $17,000 refund (plus accrued interest of $129,000) from the Department of Energy in 2002 for overpayments related to fuel purchases made from 1973 through 1980 by a wholly-owned subsidiary of the Company that has been inactive since 1980.

(Intentionally left blank)

Selected Financial Information

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

	2003	2002	2001
Production:
Oil (barrels)	86,000	97,000	97,000
Gas (Mcf)	84,000	84,000	84,000
Revenue: (in thousands)
Oil	$2,327	$2,122	$2,630
Gas	229	211	341

Total	2,556	2,333	2,971
Less: Total production expense (in thousands)[1]	1,624	1,879	1,743

Gross profit (in thousands)	$932	$454	$1,228

Depletion expense (in thousands)	$253	$230	$183
General and administrative expense (in thousands)	$242	$238	$162
Average sales price[2]
Oil (per barrel)	$27.03	$21.77	$27.02
Gas (per Mcf)	2.72	2.52	4.08
Average production expense[1,2,3]	16.22	16.86	15.66
Average gross profit[2,3]	9.30	4.08	11.04
Average depletion expense[2,3]	2.52	2.06	1.65
Average general & administrative expense[2,3]	2.42	2.13	1.46

[1]	Operating expenses, including production tax
[2]	Averages calculated based upon non-rounded figures
[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective April 1, 2003. Preliminary estimates of the effect of SFAS No. 143 have not bee completed, but management does not believe that the adoption of this standard will have a material impact on the Company’s future financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, the provisions of SFAS No. 148 were in effect for its year ended March 31, 2003. Basic will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

Basic Earth Science Systems, Inc.

Consolidated Financial Statements

and Accompanying Notes

March 31, 2003 and 2002

ITEM 7

FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Basic Earth Science Systems, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HEIN + ASSOCIATES LLP

Denver, Colorado

May 27, 2003

Basic Earth Science Systems, Inc.

Consolidated Balance Sheets

	At March 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$434,000	$296,000
Accounts receivable:
Oil and gas sales	234,000	202,000
Joint interest and other receivables	286,000	555,000
Allowance for doubtful accounts	(60,000)	(60,000)
Other current assets	181,000	172,000

Total current assets	1,075,000	1,165,000

Property and equipment:
Oil and gas properties (full cost method)	34,504,000	33,757,000
Furniture, fixtures and equipment	322,000	333,000

	34,826,000	34,090,000
Accumulated depreciation	(286,000)	(285,000)
Accumulated depletion – FCP (includes cumulative ceiling limitation charges of $14,961,000)	(32,340,000)	(32,087,000)

Net property and equipment	2,200,000	1,718,000
Other non-current assets	138,000	128,000

Total non-current assets	2,338,000	1,846,000

Total assets	$3,413,000	$3,011,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Balance Sheets

	At March 31,
	2003	2002
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$289,000	$347,000
Accrued liabilities	498,000	472,000

Total current liabilities	787,000	819,000

Long-term debt	—	—

Commitments (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value
Authorized – 3,000,000 shares
Issued – 0 shares	—	—
Common stock, $.001 par value
Authorized – 32,000,000 shares
Issued – 16,879,752 shares at March 31, 2003 and 2002	17,000	17,000
Additional paid-in capital	22,692,000	22,692,000
Treasury stock (349,265 shares at March 31, 2003 and 2002); at cost	(23,000)	(23,000)
Accumulated deficit	(20,060,000)	(20,494,000)

Total shareholders’ equity	2,626,000	2,192,000

Total liabilities and shareholders’ equity	$3,413,000	$3,011,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Statements of Operations

	Years Ended March 31,
	2003	2002
Revenues:
Oil and gas sales	$2,556,000	$2,333,000
Well service revenue	30,000	38,000

Total revenues	2,586,000	2,371,000

Expenses:
Oil and gas production	1,425,000	1,704,000
Production tax	199,000	175,000
Well servicing expenses	30,000	40,000
Depreciation and depletion	256,000	235,000
General and administrative	242,000	238,000

Total expenses	2,152,000	2,392,000

Income (loss) from operations	434,000	(21,000)

Other Income (Expense):
Interest and other income	7,000	15,000
Crude oil overcharge refund	—	146,000
Interest expense	(7,000)	(3,000)

Total other income	—	158,000

Income before income taxes	434,000	137,000
Income taxes	—	—

Net income	$434,000	$137,000

Net income per share:
Basic	$0.026	$0.008
Diluted	0.026	0.008
Weighted average common shares outstanding:
Basic	16,530,487	16,530,487
Diluted	16,768,346	16,757,976

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended March 31, 2003 and 2002

	Common stock		Additional paid-in capital	Treasury stock		Accumulated deficit
	Shares	Par value		Shares	Amount
Balance, April 1, 2001	16,879,752	$17,000	$22,692,000	(349,265)	$(23,000)	$(20,631,000)
Net income	—	—	—	—	—	137,000

Balance, March 31, 2002	16,879,752	17,000	22,692,000	(349,265)	(23,000)	(20,494,000)
Net income	—	—	—	—	—	434,000

Balance, March 31, 2003	16,879,752	$17,000	$22,692,000	(349,265)	$(23,000)	$(20,060,000)

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2003	2002
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$434,000	$137,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	256,000	235,000
Change in:
Net accounts receivable	173,000	(154,000)
Other assets	4,000	40,000
Accounts payable and accrued liabilities	(4,000)	131,000
Other	9,000	12,000

Net cash provided by operating activities	872,000	401,000

Cash flows from investing activities:
Capital expenditures:
Oil and gas properties	(739,000)	(867,000)
Support equipment	—	(28,000)
Purchase of lease and well equipment inventory	(3,000)	(30,000)
Proceeds from sale of oil and gas properties and equipment	7,000	59,000
Proceeds from sale of lease and well equipment inventory	1,000	41,000
Proceeds from sale of support equipment	—	1,000

Net cash used in investing activities	(734,000)	(824,000)

Cash flows from financing activities:
Long-term debt payments	—	(1,000)
Proceeds from borrowing	—	—

Net cash used in financing activities	—	(1,000)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	138,000	(424,000)
Balance, beginning of year	296,000	720,000

Balance, end of year	$434,000	$296,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,000	$3,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

ORGANIZATION AND NATURE OF OPERATIONS. Basic Earth Science Systems, Inc. (Basic or the Company), was originally organized in July 1969 and became a public company in 1980. The Company is principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. The Company’s primary areas of operation are the U.S. and Canadian sides of the Williston basin in North Dakota, Montana and Saskatchewan, south Texas and the Denver-Julesburg basin in Colorado.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission’s ceiling limitation, the excess is charged to expense during the period in which the excess occurs. Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2003 or 2002.

If a significant portion of Basic’s oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2003 and 2002, Basic reduced the carrying value of its oil and gas properties $7,000 and $59,000, respectively, as a result of the sale of its interest in certain oil and gas properties and equipment.

The majority of Basic’s operated oil reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic’s operated gas reserves are located in Colorado’s Denver-Julesburg basin and in the on-shore Texas Gulf Coast region.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion per equivalent barrel of production was $2.52 and $2.06 for the years ended March 31, 2003 and 2002, respectively.

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

LONG-TERM ASSETS. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in evaluating all long-lived assets except the full cost pool for possible impairment. Under SFAS No. 144, long-lived assets and certain intangibles are reported at the lower of cost or their estimated recoverable amounts.

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2003 and 2002:

	Years Ended March 31,
	2003	2002
Numerator:
Net income available to common shareholders	$434,000	$137,000

Denominator:
Denominator for basic earnings per share	16,530,487	16,530,487
Effect of dilutive securities:
Stock options	237,859	227,489

Denominator for diluted earnings per share	16,768,346	16,757,976

Basic earnings per share	$0.026	$0.008

Diluted earnings per share	$0.026	$0.008

For the year ended March 31, 2003 options to purchase 25,000 shares of common stock at a strike price of $0.150 and options to purchase 25,000 shares at an exercise price of $0.175 were excluded from the computation of diluted earnings per share. For the year ended March 31, 2002, options to purchase 25,000 common shares at an exercise price of $0.175 were not included in the computation. For both years these exclusions were due to the fact that the exercise price of the options was greater than the average market price of the common shares during the respective years. See Note 7 below for further discussion of the Company’s stock options.

STOCK OPTION PLANS. The Company applies Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB Opinion 25) and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. See Note 7 below.

COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 did not impact the Company’s financial statements for 2003 or 2002.

CASH AND CASH EQUIVALENTS. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, Basic considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires the use of the “liability method.” Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 9 below.

HEDGING ACTIVITIES. Basic accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the year ended March 31, 2003 the Company did not participate in any hedging activities. During the year ended March 31, 2002 Basic incurred a net hedging loss of $2,000. The Company had no open futures or option contracts in place at either March 31, 2003 or March 31, 2002. Cash flows from hedging activities are consolidated into oil and gas sales revenues on the Statements of Operations and, as a result, are included in operating activities in the Statements of Cash Flows.

The Company recognizes the benefits of stabilizing volatile oil prices via hedging instruments. The fact that Basic did not hedge any of its oil production during fiscal 2003 should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

RECENT ACCOUNTING PRONOUNCEMENTS. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective April 1, 2003. Preliminary estimates of the effect of SFAS No. 143 have not been completed, but management does not believe that the adoption of this standard will have a material impact on the Company’s future financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For the Company, the provisions of SFAS No. 148 were in effect for its year ended March 31, 2003. Basic will continue to use APB No. 25 to account for stock based compensation, while providing the disclosures required by SFAS No. 123 as amended by SFAS No. 148.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net income.

2. Nature of the Oil and Gas Industry

The profitability of the Company’s oil and gas operations is highly dependent on prevailing prices for oil and gas, which is beyond Basic’s control. While current prices are at relatively high levels and the Company has generated net income and positive cash flow from operations in both fiscal 2003 and 2002, prices have been historically volatile and Basic has incurred significant losses in the past. If prices decline substantially in the future, it may be difficult for the Company to maintain profitable operations and cash flow.

3. Other Current Assets

Other current assets at March 31, 2003 and 2002 consisted of the following:

	2003	2002
Lease and well equipment inventory	$169,000	$162,000
Other current assets	12,000	10,000

Total other current assets	$181,000	$172,000

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

4. Other Non-Current Assets

Other non-current assets at March 31, 2003 and 2002 consisted of the following:

	2003	2002
Lease and well equipment inventory	$69,000	$59,000
Plugging bonds	69,000	69,000

Total other non-current assets	$138,000	$128,000

The lease and well equipment inventory represents well site production equipment owned by the Company that has either been purchased or has been removed from wells that Basic operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices.

The inventory is carried at the lower of the original carrying value or fair market value. This equipment is intended for use on leases that Basic operates rather than held for re-sale.

Plugging bonds represent Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.

5. Long-Term Debt

BANK DEBT. During the first nine months of fiscal year end March 31, 2002 the Company had a Declining Balance, Revolving Line of Credit with Wells Fargo Bank West, N.A. (formerly known as Norwest Bank of Colorado, N.A.). This loan was paid off in December 2001 and the credit facility expired on December 31, 2001.

In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek (the Bank), located in Denver, Colorado. Under the terms of its new loan agreement the Company has a $1,000,000 line of credit with an initial borrowing base of $400,000. In January 2003, based on a borrowing base re-determination performed by the Bank, the borrowing base remained at $400,000, the revolving period of the facility was extended to June 30, 2003 and the amortization schedule was modified. The new amortization schedule calls for monthly principal payments of $12,800 plus interest through June 2004. Any outstanding loan balance will be due and payable on January 31, 2005. The next scheduled borrowing base review is in July 2003.

Under this new credit facility, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. One specific covenant requires Basic to maintain a net worth of at least $1,750,000, unless reduction below this value is due to a ceiling test write-down, in which case the Company will maintain a minimum net worth of $1,500,000. Another covenant obligates Basic to maintain a current ratio of at least 1:1 inclusive of unused borrowing capacity and exclusive of the current portion of long-term debt. The Company was in compliance with all covenants at March 31, 2003.

This new facility is collateralized by a significant portion of the Company’s oil and gas production. The interest rate is the prime rate plus 2%. At March 31, 2003 and 2002, Basic’s effective annual interest rate was 6.25% and 6.75%, respectively.

As of May 27, 2003 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

6. Commitments

The Company currently leases approximately 2,300 square feet of office space in a building in downtown Denver, Colorado from an independent third party. Effective March 1, 2003 Basic renewed the lease agreement for a five-year term through February 2008 at $15.50 per square foot, or slightly less than $3,000 per month. Office rent expense was approximately $46,000 in each of the years ended March 31, 2003 and 2002.

Effective in March 2001 the Company entered into an agreement to lease a new accounting software program for one year at a cost of $1,600 per month. Basic has extended this lease agreement and is currently leasing the program on a month-to-month basis. The Company still has the option to terminate the lease with a 90-day cancellation notice, or purchase the system outright. Should Basic decide to purchase the program the total cost including new hardware requirements could run as much as $50,000.

7. Shareholders’ Equity

STOCK OPTION PLAN. In each of the years ended March 31, 2003 and 2002 the Company granted options to purchase 25,000 shares of its common stock to its outside director for services rendered. At March 31, 2003 and 2002, all options were still outstanding. Option holders may exercise their options at prices ranging from $0.0325 to $0.175 per share (which approximated the fair market value at the date of grant) over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company’s stock option plan and outstanding options as of March 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	565,000	$0.0834	540,000	$0.0792
Granted	25,000	0.1500	25,000	0.1750
Cancelled	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of year	590,000	$0.0863	565,000	$0.0834

Options exercisable, end of year	590,000	$0.0863	565,000	$0.0834

Weighted average fair value of options granted during the year	$0.1500		$ 0.1750

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Basic estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2003: dividend yield of 0 percent; expected volatility of approximately 90 percent; risk-free interest rate of 4.93 percent; and expected life of ten years for the options. The following assumptions were used for options granted in the year ended March 31, 2002: dividend yield of 0 percent for all years; expected volatility of approximately 105 percent; risk-free rate of 5.38 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	Years Ended March 31,
	2003	2002
Net income:
As reported	$434,000	$137,000
Effect of recording fair value of stock options	3,000	4,000

Pro forma	$431,000	$133,000

Basic earnings per share:
As reported	$0.026	$0.008
Pro forma	$0.026	$0.008
Diluted earnings per share:
As reported	$0.026	$0.008
Pro forma	$0.026	$0.008

The following table provides a summary of the stock options outstanding at March 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/03	Weighted Average Exercise Price
$0.0325	50,000	5.33 years	$0.0325	50,000	$0.0325
0.0420	50,000	6.33	0.0420	50,000	0.0420
0.0650	150,000	3.33	0.0650	150,000	0.0650
0.0781	100,000	2.33	0.0781	100,000	0.0781
0.0900	50,000	4.33	0.0900	50,000	0.0900
0.1150	90,000	4.67	0.1150	90,000	0.1150
0.1325	50,000	7.33	0.1325	50,000	0.1325
0.1500	25,000	9.33	0.1500	25,000	0.1500
0.1750	25,000	8.33	0.1750	25,000	0.1750

$.0325-0.1750	590,000	4.68 years	$0.0863	590,000	$0.0863

8. Major Customers

Purchasers of 10% or more of Basic’s oil and gas production for the years ended March 31, 2003 and 2002 are as follows:

	2003	2002
Murphy Oil USA, Inc.	38%	46%
Valero Energy (formerly Ultramar Diamond Shamrock)	25%	11%
Norco Crude Gathering, Inc.	—	10%

Effective September 1, 2001 Ultramar Diamond Shamrock (now Valero Energy) replaced Norco Crude Gathering as purchaser of Basic’s south Texas oil production. It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company’s products are readily available.

9. Income Tax

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no income tax expense during the years ended March 31, 2003 and 2002.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2003 and 2002 is as follows:

	2003	2002
Federal income tax provision at statutory rates	$148,000	$47,000
State income tax	14,000	4,000
Expired net operating loss carryforward	—	110,000
Utilized net operating loss carryforward	(89,000)	56,000
Change in valuation allowance	(159,000)	(205,000)
Other	86,000	(12,000)

Income tax expense (benefit)	$—	$—

The Company recorded a valuation allowance of $1,551,000 and $1,392,000 at March 31, 2003 and 2002, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

	For the Years Ended March 31,
	2003	2002
Allowance for doubtful accounts	$22,000	$22,000
Net operating loss carryforward	118,000	207,000
Statutory depletion carryforward	1,493,000	1,475,000

Total gross deferred tax assets	1,633,000	1,704,000
Valuation allowance	(1,551,000)	(1,392,000)

Net deferred tax asset	82,000	312,000
Deferred tax liability – depreciation and depletion	(82,000)	(312,000)

Net deferred taxes	$—	$—

As of March 31, 2003 the Company has a net operating loss carryforward for tax purposes of approximately $317,000 that expires in the years ending March 31, 2009 through 2014.

10. Related Party Transactions

It is Company policy that officers or directors may assign to or receive assignments from Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company’s policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the years ended March 31, 2003 and 2002 none of the Company’s officers or directors participated with Basic in any of its oil and gas transactions. In prior years, Ray Singleton, president of Basic, has participated with the Company in certain acquisitions. With respect to his working interest in the seven wells in which he participates, at March 31, 2003 and 2002 the Company had approximate receivables of

$14,000 and $23,000, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs. Also at both March 31, 2003 and 2002, the Company had an approximate $2,000 payable to him for his share of net revenue from these wells.

11. 401(k) Plan

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. Basic matches 100% of the employee’s contributions up to 3% of the employee’s salary. Contributions are fully vested when made. In each of the years ended March 31, 2003 and 2002, Basic contributed approximately $10,000 to the Plan.

12. Unaudited Oil and Gas Reserve Information

At both March 31, 2003 and 2002, 87 percent of the estimated oil and gas reserves presented herein were derived from reports prepared by Heinle & Associates, Inc., an independent petroleum engineering firm. The remaining 13 percent of the reserve estimates were prepared internally by Basic’s management. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed 88% of the Company’s oil production and 97% of its gas production in the year ended March 31, 2003. Other properties contributed only marginal amounts to Basic’s total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the years ended March 31, 2003 and 2002 there were acquisitions of certain properties that were not included in the following reserve analyses.

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

ANALYSIS OF CHANGES IN PROVED RESERVES. Estimated quantities of proved reserves (all of which are located within the United States), as well as the changes in proved reserves during the periods indicated, are presented in the following two tables:

Proved Developed and Undeveloped Reserves

	Oil and natural gas liquids (Bbls)	Natural gas (Mcf)
Proved developed and undeveloped reserves at March 31, 2001	689,000	448,000
Revisions of previous estimates	7,000	(14,000)
Extensions and discoveries	4,000	153,000
Sales of reserves in place	—	—
Improved recovery	—	—
Purchase of reserves	20,000	75,000
Production	(97,000)	(84,000)

Proved developed and undeveloped reserves at March 31, 2002	623,000	578,000
Revisions of previous estimates	113,000	116,000
Extensions and discoveries	—	—
Sales of reserves in place	—	—
Improved recovery	—	—
Purchase of reserves	7,000	—
Production	(86,000)	(84,000)

Proved developed and undeveloped reserves at March 31, 2003	657,000	610,000

Proved Developed Reserves

	Oil and natural gas liquids (Bbls)	Natural gas (Mcf)
March 31, 2002	623,000	578,000
March 31, 2003	657,000	610,000

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

Costs Incurred

	Years Ended March 31
	2003	2002
Development costs	$443,000	$487,000
Exploration costs	299,000	290,000
Acquisitions:
Proved	37,000	140,000
Unproved	—	17,000

Total	$779,000	$934,000

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic’s proved oil and gas reserves. Estimated future cash inflows were computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31,

2003 and 2002. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized Measure of Estimated Discounted Future Net Cash Flows

	At March 31,
	2003	2002
Future cash inflows	$21,838,000	$15,953,000
Future cash outflows:
Production cost	(12,862,000)	(10,629,000)
Development cost	—	—

Future net cash flows before income taxes	8,976,000	5,324,000
Future income taxes	(1,100,000)	(482,000)

Future net cash flows	7,876,000	4,842,000
Adjustment to discount future annual net cash flows at 10%	(3,000,000)	(1,717,000)

Standardized measure of discounted future net cash flows	$4,876,000	$3,125,000

(Intentionally left blank.)

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2003 and 2002.

Changes in Standardized Measure of Estimated Discounted Net Cash Flows

	Years Ended March 31,
	2003	2002
Standardized measure, beginning of period	$3,125,000	$4,001,000
Sales of oil and gas, net of production cost	(932,000)	(454,000)
Net change in sales prices, net of production cost	1,950,000	(1,060,000)
Discoveries, extensions and improved recoveries, net of future development cost	—	210,000
Change in future development costs	—	45,000
Purchase of reserves	13,000	184,000
Sales of reserves in place	—	—
Revisions of quantity estimates	1,020,000	23,000
Accretion of discount	343,000	442,000
Net change in income taxes	(228,000)	109,000
Changes in rates of production and other	(415,000)	(375,000)

Standardized measure, end of period	$4,876,000	$3,125,000

(Intentionally left blank.)

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a)

OF THE EXCHANGE ACT

Information concerning this item will be in Basic’s 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 10

EXECUTIVE COMPENSATION

Information concerning this item will be in Basic’s 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Information concerning this item will be in Basic’s 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic’s 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Document

3i1	Restated Certificate of Incorporation included in Basic’s Form 10-K for the year ended March 31, 1981

3i1	By-laws included in Basic’s Form S-1 filed October 24, 1980

3i1	Certificate of Amendment to Basic’s Restated Certificate of Incorporation dated March 31, 1996

10(i)a1	Loan Agreement between The Bank of Cherry Creek and Basic, dated March 4, 2002

10(ii)[1]	Oil and Gas Incentive Compensation Plan included in Basic’s Form 10-K for the year ended March 31, 1985

21[1]	Subsidiaries of Basic included in Basic’s Form 10-KSB for the year ended March 31, 2002

99.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

[1]	Previously filed and incorporated herein by reference

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

None.

ITEM 14

CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Office and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Ray Singleton, Chief Executive Officer, and David Flake, Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Messrs. Singleton and Flake have concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.

Date

/s/ RAY SINGLETON	June 24, 2003
Ray Singleton, President

/s/ DAVID J. FLAKE	June 24, 2003
David J. Flake, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ David J. Flake	June 24, 2003
David J. Flake, Director

/s/ EDGAR J. HUFFMAN	June 24, 2003
Edgar J. Huffmane, Director

/s/ RAY SINGLETON	June 24, 2003
Ray Singleton, Director

CERTIFICATION CHIEF EXECUTIVE OFFICER

I, Ray Singleton, as chief executive officer of Basic Earth Science Systems, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-KSB for Basic Earth Science Systems, Inc. (“the Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal control; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EXECUTED this 24th day of June, 2003.

/s/ RAY SINGLETON

Ray Singleton President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David J. Flake, as chief financial officer of Basic Earth Science Systems, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-KSB for Basic Earth Science Systems, Inc. (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal control; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

EXECUTED this 24th day of June, 2003.

/s/ DAVID J. FLAKE

David J. Flake Chief Financial Officer