Form 10KSB/A
period 2003-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2003-07-23
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Basic Earth Science Systems, Inc.

Form 10-KSB/A

March 31, 2003

Part III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following sets forth the names and ages of the three members of the Board of Directors of Basic Earth Science Systems, Inc. (“Basic” or “the Company”) who served in the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.

David J. Flake (48) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1995.

Edgar J. Huffman (63) was elected to the Board of Directors in May 1993. During the past five years Mr. Huffman has continuously served as a director of Visa Industries, an oil and gas producer, located in Phoenix, Arizona. Visa Industries is a public company traded in the over-the-counter market. He also serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University’s Graduate School of Business.

Ray Singleton (52) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.

Executive Officers

At this time, and during the past year, all executive officers are also board members. Their names, ages, principal occupations and/or employment during the past five years are set forth above. There are no family relationships between or among the officers and Board of Directors.

Directors are elected by the Company’s shareholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

Board Committees and Attendance

The Company’s Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During the fiscal year ended March 31, 2003 (fiscal 2003) these discussions required no formal board action. As such, no official board meetings were held. During the fiscal year ended March 31, 2002 (fiscal 2002) these discussions required that two formal board meetings be held. All of the directors were present at both meetings.

In May 1993, the Board established an Audit Committee consisting of Messrs. Flake and Huffman, both outside directors at the time. The Audit Committee is authorized by the Board of Directors to review, with the Company’s independent accountants, the annual financial statements of the Company prior to publication and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, operations, and internal controls implemented by Basic’s management.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors and shareholders of more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of ownership reports submitted to Basic, the Company believes that, for fiscal 2003, Messrs. Flake, Huffman and Singleton each filed one late report.

ITEM 10

EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 2003, 2002 and 2001. No director, officer or employee received annual compensation that exceeded $100,000.

Name and Principal Position	Fiscal Year	Annual Salary	Annual Bonus	Other Annual Compensation (1)	Securities Underlying Options (#)	All Other Compensation (2)
Ray Singleton	2003	$86,659	$3,222	$3,639	—	$538
President and Chief	2002	88,753	4,629	4,317	—	490
Executive Officer	2001	72,785	8,725	5,477	—	446

(1) Other Annual Compensation includes $1,020, $1,724 and $2,972 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2003, 2002 and 2001, respectively. Other Annual Compensation also includes $2,619, $2,593, and $2,505 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(2) All Other Compensation of $538, $490 and $446 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2003, 2002 and 2001, respectively. Mr. Singleton designates the beneficiary.

The Company has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic’s interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Singleton and Flake. The other three participants are former officers of Basic who have vested interests in the O&G Plan ranging from 60 percent to 100 percent. During fiscal 2003, 2002 and 2001 Mr. Singleton was paid or accrued $1,020, $1,724 and $2,972, respectively. These amounts are included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997, Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee’s contribution up to 3% of the employee’s salary. Contributions are vested when made. During fiscal 2003, 2002 and 2001 the Company contributed $2,619, $2,593 and $2,505, respectively, to the 401(k) Plan on behalf of Mr. Singleton. This amount is also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

On July 27, 1995, the Board of Directors adopted the 1995 Incentive Stock Option Plan (the Plan) and in October 1995, the Company’s shareholders approved the Plan. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company’s ability to attract and retain those individuals on whom the continued success of the Company most depends.

Mr. Singleton has been granted options to purchase 165,000 shares at exercise prices of $0.065 and $0.115, all of which were still outstanding at March 31, 2003. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer’s employment with the Company or from a change in control of the Company or a change in any officer’s responsibilities following a change in control.

The following table shows options exercised and value realized, and the number of shares owned by both exercisable and non-exercisable stock options of officers and directors as of March 31, 2003, and their respective values at such date. Year-end values are based arbitrarily on a price per share of $0.14, the closing price of the Company’s common stock on March 31, 2003, and do not reflect the actual amounts, if any, that may be realized upon the future exercise of remaining stock options and should not be considered indicative of the Company’s future stock performance.

Aggregated Option Exercises in Fiscal 2003 and

Outstanding Stock Option Values as of March 31, 2003

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 3/31/03 (#)		Value of Unexercised In-the-Money Options at 3/31/03 ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Ray Singleton	—	—	165,000	—	$7,875	—
David Flake	—	—	175,000	—	$11,544	—
Ed Huffman	—	—	225,000	—	$11,544	—

(1)	Market value on March 31, 2003 minus exercise price of the stock options

Director Compensation

Directors receive no monetary compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in attending board meetings. Instead of monetary compensation, the 1995 Incentive Stock Option Plan (the “Plan”) noted above, provides for eligible, non-employee members of the Board of Directors of Basic or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company.

Specifically, the Plan provides that each eligible, Non-Employee Director shall initially be granted a non-qualified option to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director shall be granted non-qualified options to purchase 25,000 shares of common stock of the Company.

Accordingly, during fiscal 2003 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic’s common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.15. During fiscal 2002 Mr. Huffman was automatically granted non-qualified options to purchase 25,000 shares at a strike price of $0.175. And during fiscal 2001, as Non-Employee Directors, Messrs. Flake and Huffman were each automatically granted non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.1325. Messrs. Flake and Huffman hold options to purchase 175,000 and 225,000 shares of Basic common stock, respectively. As of March 31, 2003, none of these options had been exercised. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Messrs. Flake and Huffman remain directors of the Company.

(Intentionally left blank.)

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

Set forth below, as of June 24, 2003, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic’s common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2003. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of Basic as of June 24, 2003.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Outstanding Shares Beneficially Owned
Ray Singleton Denver, CO (1)	4,340,351	26.3%

David J. Flake Denver, CO (2)	608,535	3.7%

Edgar J. Huffman Phoenix, AZ (3)	425,000	2.6%

All officers and directors as a group (3 persons) (1), (2) and (3)	5,373,886	32.5%

(1) All 4,340,351 shares are owned directly by Mr. Singleton.

(2) Represents 569,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3) Represents 325,000 shares owned directly by Mr. Huffman and 100,000 shares with indirect beneficial ownership. In addition, 312,387 shares (approximately 2.0%) of the Company’s common stock are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman’s wife is a former director. Mr. Huffman claims no beneficial interest in the shares.

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

During fiscal 2003 and 2002 none of the officers or directors participated with the Company in any of its oil and gas transactions. At March 31, 2003 and March 31, 2002, with respect to Mr. Singleton’s working interest in the seven wells in which he participates, Basic had approximate receivables of $14,000 and $23,000, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs.

Also at both March 31, 2003 and 2002, the Company had an approximate $2,000 payable to him for his share of net revenue from these wells.

During the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company’s stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, Inc., of which Mr. Huffman is a director. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

During fiscal 2003 and 2002 there were no other significant related party transactions.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.

Date

/s/ RAY SINGLETON	July 14, 2003
Ray Singleton, President

/s/ DAVID J. FLAKE	July 14, 2003
David J. Flake, Chief Financial Officer and Principal Accounting Officer