Form 10QSB
period 2003-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2003-08-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	84-0592823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Broadway, Suite 620, Denver, CO	80202-3835
(Address for principal executive offices)	(Zip Code)

(303) 296-3076

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares of common stock outstanding on August 11, 2003: 16,530,487

BASIC EARTH SCIENCE SYSTEMS, INC.

FORM 10-QSB

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Basic Earth Science Systems, Inc.

Consolidated Balance Sheets

	June 30 2003	March 31 2003
Assets
Current assets
Cash and cash equivalents	$266,000	$434,000
Accounts receivable:
Oil and gas sales	332,000	234,000
Joint interest and other receivables	270,000	286,000
Less: allowance for doubtful accounts	(60,000)	(60,000)
Other current assets	181,000	181,000

Total current assets	989,000	1,075,000

Property and equipment:
Oil and gas property (full cost method)	35,499,000	34,504,000
Furniture, fixtures and equipment	322,000	322,000

	35,821,000	34,826,000
Accumulated depletion (includes cumulative ceiling limitation charges of $14,961,000)	(31,335,000)	(32,340,000)
Accumulated depreciation	(288,000)	(286,000)

Net property and equipment	4,198,000	2,200,000
Other non-current assets	135,000	138,000

Total non-current assets	4,333,000	2,338,000

Total Assets	$5,322,000	$3,413,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Balance Sheets

	June 30 2003	March 31 2003
Liabilities
Current liabilities
Accounts payable	$264,000	$289,000
Accrued liabilities	683,000	498,000

Total current liabilities	947,000	787,000

Long-term debt	—	—

Other long-term liabilities	1,034,000	—

Shareholders’ Equity
Preferred stock, $.001 par value
Authorized—3,000,000 shares
Issued—0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 16,879,752 shares outstanding at June 30 and March 31	17,000	17,000
Additional paid-in capital	22,692,000	22,692,000
Accumulated deficit	(19,345,000)	(20,060,000)
Less treasury stock (349,265 shares at June 30 and March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	3,341,000	2,626,000

Total Liabilities and Shareholders’ Equity	$5,322,000	$3,413,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended June 30
	2003	2002
Revenue
Oil and gas sales	$728,000	$570,000
Well service revenue	4,000	7,000

Total revenue	732,000	577,000

Expenses
Oil and gas production	382,000	314,000
Production tax	52,000	41,000
Well service expenses	5,000	6,000
Depreciation and depletion	60,000	60,000
Accretion of asset retirement obligation	16,000	—
General and administrative	65,000	60,000

Total operating expenses	580,000	481,000

Income from operations	152,000	96,000

Other income (expense)
Interest and other income	1,000	2,000
Interest expense	—	(1,000)

Total other income	1,000	1,000

Income before income taxes and cumulative effect of change in accounting principle	153,000	97,000
Income taxes	—	—

Income before cumulative effect of change in accounting principle	153,000	97,000
Cumulative effect of change in accounting principle	562,000	—

Net income	$715,000	$97,000

Weighted average common shares outstanding:
Basic	16,530,487	16,530,487
Diluted	16,812,192	16,779,886
Per share amounts:
Basic: Income before change in accounting principle	$0.009	$0.006
Change in accounting principle	0.034	—

Net income	0.043	0.006

Diluted: Income before change in accounting principle	$0.009	$0.006
Change in accounting principle	0.033	—

Net income	$0.042	$0.006

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended June 30
	2003	2002
Cash flows from operating activities
Net income	$715,000	$97,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(562,000)	—
Depreciation and depletion	60,000	60,000
Accretion of asset retirement obligation	16,000	—
Change in:
Accounts receivable, net	(82,000)	109,000
Other assets	3,000	(2,000)
Accounts payable and accrued liabilities	54,000	312,000
Other	1,000	1,000

Net cash provided by operating activities	205,000	577,000

Cash flows from investing activities
Capital expenditures:
Oil and gas property	(373,000)	(170,000)
Proceeds from sale of oil and gas property and equipment	—	1,000

Net cash used in investing activities	(373,000)	(169,000)

Cash flows from financing activities
Proceeds from borrowing	—	—
Bank debt payments	—	—

Net cash provided by (used in) financing activities	—	—

Cash
Net increase (decrease)	(168,000)	408,000
Balance at beginning of period	434,000	296,000

Balance at end of period	$266,000	$704,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.

Notes to Consolidated Financial Statements

June 30, 2003

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic’s Form 10-KSB for the year ended March 31, 2003.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both “Notes To Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.

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

Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective April 1, 2003. As such, Basic recorded a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset retirement liability of $106,000, a long-term asset retirement liability of $1,034,000 and a corresponding cumulative effect of change in accounting principle of $562,000. These adjustments not only impact the areas noted above, but also impact areas within the Statement of Operations and Statement of Cash Flows that rely on these balances. As such, because prior periods are not restated, the adjustments made in the quarter ended June 30, 2003 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS No. 143.

Item 2.

Management’s Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources

LIQUIDITY OUTLOOK. The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2003. In addition, as mentioned in the “Debt” section below, Basic has $400,000 of borrowing capacity as of August 11, 2003.

WORKING CAPITAL. At June 30, 2003 the Company had a working capital surplus of $42,000 (a current ratio of 1.04:1) compared to a working capital surplus at March 31, 2003 of $288,000 (a current ratio of 1.37:1). Excluding the effects of the adoption of SFAS No. 143, Basic had a working capital surplus at June 30, 2003 of $148,000 (a current ratio of 1.18:1). The drop in working capital surplus was primarily due to the decrease in cash and increase in accrued liabilities resulting from the Company’s capital expenditure activity during the quarter ended June 30 discussed below. The increase in oil and gas sales receivable was a result of higher sales volumes and commodity prices at June 30 relative to March 31.

DEBT. In March 2002 Basic established a new banking relationship with The Bank of Cherry Creek (Bank), located in Denver, Colorado. Under the terms of its new loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of $400,000. Any outstanding loan balance will be due and payable on January 31, 2005. The interest rate on this credit facility is the prime rate plus 2%.

As of August 11, 2003 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

Although Basic has not utilized this facility, it is restricted by various covenants including a requirement that the Company maintain a current ratio of 1:1. To the extent that SFAS No. 143 has increased the Company’s short-term liabilities, SFAS No. 143 may have impaired the Company’s ability to fully utilize this capital resource. As a result of this adoption, management intends to open discussions with its Bank to deduct the current asset retirement liability for purposes of calculating the covenant’s current ratio. At this time there can be no assurances the Bank will be amenable to such a proposal.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2003 and at June 30, 2003 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. As previously disclosed, in late April 2003, using a technique commonly known as a “re-frac”, the Company attempted to enhance production from two wells on its Antenna Federal property by hydraulically fracturing the Codell formation for a second time. In the quarter ended June 30, 2003, these wells produced approximately 5.2 million cubic feet of gas compared to 3.4 million cubic feet in the quarter ended June 30, 2002. The total cost to-date to re-frac both wells was approximately $147,000 to Basic’s interest. Basic has a 60% working interest (52.5% net revenue interest) and is the operator. At this time, new production data is insufficient to determine incremental reserves. However, management notes that if this effort proves successful, additional wells on this property are prospective to employ this technique.

Also during the quarter ended June 30, 2003, the Company unsuccessfully concluded two recompletion projects in Sheridan County, Montana. Prior to these efforts, both wells had declined to the extent that they were no longer generating a positive cash flow. The wells are currently shut in pending a decision to attempt a completion in a higher formation or to plug and abandon the wells.

Basic, through its wholly-owned subsidiary, Legent Resources Corporation (Legent), previously disclosed that it had set casing on its second exploration effort in Canada, the Oungre 10-16-2-14W2. Setting casing in a well represents a decision to continue operations past the drilling phase to determine if commercial production can be established. As of the date of this report, Legent has suspended completion operations on the Oungre well without establishing production. Legent and its partners are evaluating what further completion or stimulation attempts, if any, will be made in this well.

At this time two additional wells on the Company’s Antenna Federal property are scheduled for deepening in fiscal 2004. These wells will be deepened from the Codell to the J-Sand formation where Basic has a 60 percent working interest (52.5 percent net revenue interest). Estimated cost to the Company to deepen both wells will be approximately $250,000.

Basic previously disclosed that it was developing a natural gas project in the Rocky Mountains. The Company has acquired some leasehold rights and continues to pursue competitive acreage. The Company expects to initiate drilling operations in the near future. Basic has budgeted approximately $200,000 in acreage, evaluation and drilling costs for this effort.

Given the current level of oil and gas prices, the market for producing oil and gas properties has become extremely competitive and inflated. Furthermore, a return to more modest prices could substantially undermine the value paid for a particular property. This environment has forced Basic’s management to take a conservative approach when considering bidding on new properties. Nevertheless, the Company will continue to evaluate suitable properties that are available for sale. However, there can be no assurances that Basic will pursue acquisitions as aggressively as it has in the past or that offers the Company may submit will be accepted. In addition, should Basic identify and decide to pursue larger opportunities where the price exceeds the Company’s existing cash and borrowing capacity, there can be no assurances that additional financing will be available.

DIVESTITURES/ABANDONMENTS. The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company’s operations. The adoption of SFAS No. 143 has caused management to carefully quantify and evaluate the Company’s asset retirement liability and the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to more actively direct and exploit these assets in the future.

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

OVERVIEW. Net income from operations in the quarter ended June 30, 2003 (2003) was $153,000 compared to net income from operations of $97,000 in the quarter ended June 30, 2002 (2002). Including the cumulative effect of change in accounting principle due to the implementation of SFAS No. 143, net income for 2003 was $715,000.

REVENUES. Oil and gas sales revenue increased $158,000 (28%) in 2003 over 2002. Oil sales revenue increased $118,000 (23%). Of this amount, higher oil sales volume contributed $27,000 while a jump in the average price per barrel in 2003 over 2002 added $91,000. In addition, gas sales revenue increased $40,000 (67%) in 2003 over 2002. A positive variance of $42,000 from higher gas prices was reduced by a $2,000 negative variance from lower gas sales volumes.

VOLUMES AND PRICES. Liquid sales volume rose 6%, from 21,400 barrels in 2002 to 22,600 barrels in 2003 while there was a 17% increase in the average price per barrel from $23.79 in 2002 to $27.83 in 2003. Gas sales volume dropped 3%, from 24.9 million cubic feet of gas in 2002 to 24.1 million cubic feet in 2003, while the average price per Mcf jumped 72%, from $2.42 in 2002 to $4.16 in 2003.

EXPENSES. Oil and gas production expense increased $68,000 (22%) in 2003 over 2002. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

In 2003 routine lease operating expense increased $32,000 (12%) over 2002 while workover expense rose $36,000 (62%) over 2002. On an equivalent barrel basis, routine lease operating expense increased from $9.99 to $10.80 and workover expense rose from $2.29 to $3.55 in 2003 over 2002.

As a result of the increase in oil and gas sales revenue, production taxes, which are generally a fixed percentage of sales revenue, increased $11,000 (27%) in 2003 over 2002. Production taxes were approximately 7.2 percent of oil and gas sales revenue in both 2003 and 2002. The overall lifting cost per equivalent barrel increased 17% from $13.90 in 2002 to $16.32 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense was $60,000 in both 2003 and 2002 andthe depletion rate was approximately 3.5% each quarter. As a result of a 4% increase in equivalent barrel sales volume, the depletion expense per equivalent barrel decreased 3% from $2.32 in 2002 to $2.25 in 2003.

In addition to depreciation and depletion expense, the adoption of SFAS No. 143 creates a new expense component related to oil and gas properties. This expense, offset by an increase in the asset retirement obligation, will reduce income in the current period by an amount equal to the accretion of the present value of the Company’s expected asset retirement exposure. Accordingly, in the period ended June 30, 2003, the Company recorded an accretion expense of $16,000.

Gross general and administrative (G&A) expense decreased $1,000 (less than 1%) while net G&A expense increased $5,000 (8%) in 2003 over 2002. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2003 over 2002 was primarily the result of a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties. The percentage of gross G&A expense that the Company was able to charge out was 45% in 2003 compared to 50% in 2002. Net general and administrative expense per equivalent barrel increased 6% from $2.32 in 2002 to $2.46 in 2003.

(Intentionally left blank.)

Liquids and Natural Gas Production Sales Price and Production Cost

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

	2003	2002
Sales volume:
Oil (barrels)	22,600	21,400
Gas (mcf)	24,100	24,900
Revenue:
Oil	$628,000	$510,000
Gas	100,000	60,000

Total	728,000	570,000
Total production expense[1]	434,000	355,000

Gross profit	$294,000	$215,000

Depletion expense	$60,000	$59,000
Average sales price:
Oil (per barrel)	$27.83	$23.79
Gas (per mcf)	$4.16	$2.42
Average production expense[1,2,3]	$16.32	$13.90
Average gross profit[2,3]	$11.07	$8.39
Average depletion expense[2,3]	$2.25	$2.32
Average general and administrative expense[2,3]	$2.46	$2.32

[1]	Operating costs, including production tax
[2]	Per equivalent barrel (6 mcf of gas is equivalent to 1 barrel of oil)
[3]	Averages calculated based upon non-rounded figures

Item 3.

Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its quarterly report on Form 10-QSB for the quarter ended June 30, 2003. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.

OTHER INFORMATION

(Cumulative from March 31, 2003)

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, there were no meetings of Basic’s shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document

31.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

31.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

Date	Document

July 7, 2003	The Company announced that Legent Resources Corporation (Legent), its wholly-owned Canadian subsidiary, set casing on its second exploration effort in Canada.

July 8, 2003	The Company announced that Legent sold its interest in a Canadian well for CDN$187,000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ RAY SINGLETON

Ray Singleton President

/s/ David Flake

David Flake Chief Financial Officer and Principal Accounting Officer

Date: August 11, 2003