Form 10QSB
period 2003-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2003-11-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


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


Shares of common stock outstanding on November 10, 2003: 16,530,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX


PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements...........................................   3

             Consolidated Balance Sheets - September 30, 2003
             and March 31, 2003.............................................   3

             Consolidated Statements of Operations - Quarters and Six Months
             Ended September 30, 2003 and September 30, 2002................   5

             Consolidated Statements of Cash Flows - Six Months Ended
             September 30, 2003 and September 30, 2002......................   6

             Notes to Consolidated Financial Statements.....................   7

    Item 2.  Management's Discussion and Analysis and Plan of Operation.....   8

             Results of Operations..........................................  10

    Item 3.  Controls and Procedures........................................  13

PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings..............................................  14

    Item 2.  Changes in Securities..........................................  14

    Item 3.  Defaults Upon Senior Securities................................  14

    Item 4.  Submission of Matters to a Vote of Security Holders............  14

    Item 5.  Other Information..............................................  14

    Item 6.  Exhibits and Reports on Form 8-K...............................  14

    Signatures   ...........................................................  15

EXHIBITS            ........................................................  16


PART I.
                               FINANCIAL INFORMATION
                               ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        September 30      March 31
                                                            2003            2003
                                                        ------------    ------------
Assets
Current assets
     Cash and cash equivalents                          $    759,000    $    434,000
     Accounts receivable
         Oil and gas sales                                   275,000         234,000
         Joint interest and other receivables                243,000         286,000
         Less: allowance for doubtful accounts               (60,000)        (60,000)
     Other current assets                                    139,000         181,000
                                                        ------------    ------------

                  Total current assets                     1,356,000       1,075,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              35,683,000      34,504,000
     Support equipment                                       328,000         322,000
                                                        ------------    ------------

                                                          36,011,000      34,826,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,392,000)    (32,340,000)
     Accumulated depreciation                               (290,000)       (286,000)
                                                        ------------    ------------

     Net property and equipment                            4,329,000       2,200,000
     Other non-current assets                                140,000         138,000
                                                        ------------    ------------

                  Total non-current assets                 4,469,000       2,338,000
                                                        ------------    ------------

Total Assets                                            $  5,825,000    $  3,413,000
                                                        ============    ============



            See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 2 of 2


                                                        September 30      March 31
                                                            2003            2003
                                                        ------------    ------------
Liabilities
Current liabilities
     Accounts payable                                   $    412,000    $    289,000
     Accrued liabilities                                     899,000         498,000
                                                        ------------    ------------

                  Total current liabilities                1,311,000         787,000
                                                        ------------    ------------

Long-term liabilities
     Long-term debt                                             --              --
     Asset retirement obligation                             992,000            --
                                                        ------------    ------------

                  Total long-term liabilities                992,000            --
                                                        ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                      --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at September 30
         and at March 31                                      17,000          17,000
     Additional paid-in capital                           22,692,000      22,692,000
     Accumulated deficit                                 (19,164,000)    (20,060,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                              (23,000)        (23,000)
                                                        ------------    ------------

                  Total shareholders' equity               3,522,000       2,626,000
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $  5,825,000    $  3,413,000
                                                        ============    ============


            See accompanying notes to consolidated financial statements.


                                       Basic Earth Science Systems, Inc.
                                     Consolidated Statements of Operations
                                                  (Unaudited)

                                                           Six Months Ended                  Quarters Ended
                                                             September 30                     September 30
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenue
    Oil and gas sales                                 $  1,445,000    $  1,208,000    $    717,000    $    638,000
    Well service revenue                                     4,000          14,000            --             7,000
                                                      ------------    ------------    ------------    ------------

    Total revenue                                        1,449,000       1,222,000         717,000         645,000
                                                      ------------    ------------    ------------    ------------

Expenses
    Oil and gas production                                 678,000         662,000         296,000         348,000
    Production tax                                         111,000          89,000          59,000          48,000
    Well service expenses                                    5,000          13,000            --             7,000
    Depreciation and depletion                             118,000         128,000          58,000          68,000
    Accretion of asset retirement obligation                33,000            --            17,000            --
    Asset retirement expense                                38,000            --            38,000            --
    General and administrative                             131,000         121,000          66,000          61,000
                                                      ------------    ------------    ------------    ------------

    Total operating expenses                             1,114,000       1,013,000         534,000         532,000
                                                      ------------    ------------    ------------    ------------

    Income from operations                                 335,000         209,000         183,000         113,000
                                                      ------------    ------------    ------------    ------------
Other income (expense)
    Interest and other income                                1,000           4,000            --             2,000
    Interest and other expenses                             (2,000)         (4,000)         (2,000)         (3,000)
                                                      ------------    ------------    ------------    ------------

    Total other expense                                     (1,000)           --            (2,000)         (1,000)
                                                      ------------    ------------    ------------    ------------
Income before income taxes and cumulative
    effect of change in accounting principle               334,000         209,000         181,000         112,000
Income taxes                                                  --              --              --              --
                                                      ------------    ------------    ------------    ------------
Income before cumulative effect of change
    in accounting principle                                334,000         209,000         181,000         112,000
Cumulative effect of change in accounting principle        562,000            --              --              --
                                                      ------------    ------------    ------------    ------------

Net income                                            $    896,000    $    209,000    $    181,000    $    112,000
                                                      ============    ============    ============    ============

Weighted average common shares outstanding:
    Basic                                               16,530,487      16,530,487      16,530,487      16,530,487
    Diluted                                             16,814,592      16,765,773      16,816,928      16,750,397
Per share amounts:
    Basic:   Before change in accounting principle    $       .020    $       .013      $     .011    $       .007
             Change in accounting principle                   .034            --              --              --
                                                      ------------    ------------      ----------    ------------
             Net income                               $       .054    $       .013      $     .011    $       .007
                                                      ============    ============      ==========    ============

    Diluted: Before change in accounting principle    $       .020    $       .012      $     .011    $       .007
             Change in accounting principle                   .033            --              --              --
                                                      ------------    ------------      ----------    ------------
             Net income                               $       .053    $       .012      $     .011    $       .007
                                                      ============    ============      ==========    ============


                         See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six Months Ended
                                                                September 30
                                                              2003         2002
                                                           ---------    ---------
Cash flows from operating activities:
Net income                                                 $ 896,000    $ 209,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Cumulative effect of change in accounting principle    (562,000)        --
     Depreciation and depletion                              118,000      128,000
     Accretion of asset retirement obligation                 33,000         --
     Change in:
         Accounts receivable, net                              2,000      129,000
         Other assets                                          9,000       (1,000)
         Accounts payable and accrued liabilities            358,000      (89,000)
     Other                                                     3,000        3,000
                                                           ---------    ---------

Net cash provided by operating activities                    857,000      379,000
                                                           ---------    ---------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (734,000)    (306,000)
     Support equipment                                        (6,000)        --
Proceeds from sale of lease and well equipment inventory      40,000         --
Proceeds from sale of oil and gas property and equipment     168,000        7,000
                                                           ---------    ---------

Net cash used in investing activities                       (532,000)    (299,000)
                                                           ---------    ---------

Cash flows from financing activities:
Long-term debt payments                                         --           --
Proceeds from borrowing                                         --           --
                                                           ---------    ---------

Net cash provided by (used in) financing activities             --           --
                                                           ---------    ---------

Cash and cash equivalents:
Net increase                                                 325,000       80,000
Balance at beginning of period                               434,000      296,000
                                                           ---------    ---------

Balance at end of period                                   $ 759,000    $ 376,000
                                                           =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $    --      $   4,000



          See accompanying notes to consolidated financial statements.

                                        6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2003.

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

Change in Accounting Principle
------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective April 1, 2003. As such, in the quarter ended June 30, 2003 Basic recorded a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset retirement liability of $106,000, a long-term asset retirement liability of $1,034,000 and a corresponding cumulative effect of change in accounting principle of $562,000. These adjustments not only impact the areas noted above, but also impact areas within the Statement of Operations and Statement of Cash Flows for the six months ended September 30, 2003 that rely on these balances. As such, because prior periods are not restated, the adjustments made in the quarter ended June 30, 2003 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS No. 143.

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2004. In addition, as mentioned in the "Debt" section below, Basic has $400,000 of borrowing capacity as of November 10, 2003.

WORKING CAPITAL. At September 30, 2003 the Company had a working capital surplus of $45,000 (a current ratio of 1.03:1) compared to a working capital surplus at March 31, 2003 of $288,000 (a current ratio of 1.37:1). Excluding the effects of the adoption of SFAS No. 143, Basic had a working capital surplus at September 30, 2003 of $141,000 (a current ratio of 1.12:1). The drop in working capital surplus was primarily due to an increase in accounts payable and accrued liabilities resulting from the Company's capital expenditure activity during August and September 30 as discussed below. The increase in oil and gas sales receivable was a result of higher sales volumes and gas prices at September 30 relative to March 31.

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

As of November 10, 2003 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

Although Basic has not utilized this facility, it is restricted by various covenants including a requirement that the Company maintain a current ratio of 1:1. To the extent that SFAS No. 143 has increased the Company's short-term liabilities, SFAS No. 143 may have impaired the Company's ability to fully utilize this capital resource. As a result of this adoption, management intends to open discussions with its Bank to deduct the current asset retirement liability for purposes of calculating the covenant's current ratio. At this time there can be no assurances the Bank will be amenable to such a proposal.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the six months ended September 30, 2003 and at September 30, 2003 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. As previously disclosed, in late April 2003, using a technique commonly known as a "re-frac", the Company attempted to enhance production from two wells on its Antenna Federal property in Weld County, Colorado by hydraulically fracturing the Codell formation for a second time. The total cost to re-frac both wells was approximately $147,000 to Basic's interest. Basic has a 60% working interest (52.5% net revenue interest). Based on production increases seen during the six months ended September 30, 2003, management estimated total additional incremental reserves of $237,000 based on 18,000 equivalent barrels of oil.

At this time, two additional wells on the Antenna Federal property are scheduled for deepening in fiscal 2004. These wells will be deepened from the Codell formation, where Basic currently has a 5 percent overriding royalty interest, to the J-Sand formation where Basic will earn a 60 percent working interest (52.5 percent net revenue interest). Estimated cost to the Company to deepen both wells is approximately $250,000.

Effective September 1, 2003, Basic acquired an approximate 17 percent working interest in a Richland County, Montana well that it operates for $110,000. As a result of this acquisition, the Company added incremental reserves of $201,000 based on 22,000 barrels of oil. As described below, the Company has stated its reluctance to pursue the acquisition of producing properties. Despite these concerns, in addition to favorable economics, the Company viewed this transaction as an opportunity to increase its interest in a stable, long-lived asset. With this acquisition the Company now has a 24 percent interest in the well.

Basic, through its wholly-owned subsidiary, Legent Resources Corporation (Legent), previously disclosed that it had suspended completion operations without establishing production on its second exploration effort in Canada, the Oungre 10-16-2-14W2. As of the date of this report, Legent and its partners continue to evaluate what further completion or stimulation attempts, if any, will be made in this well.

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

DIVESTITURES/ABANDONMENTS. The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company's operations. The adoption of SFAS No. 143 in the first quarter of this fiscal year has caused management to carefully quantify and evaluate the Company's asset retirement liabilities. Accordingly, during the quarter just ended, the Company plugged all, or part of, twelve wellbores at a cost of $107,000. These costs impacted various parts of the financial statements depending on their treatment under SFAS No. 143.

The adoption of SFAS No. 143 also has caused management to carefully quantify and evaluate the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to continue to more actively direct and exploit these assets in the future.

Results of Operations
---------------------

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002
------------------------------------------------------------------------------

OVERVIEW. Excluding the cumulative effect of a change in accounting principle, net income for the six months ended September 30, 2003 (2003) was $334,000 compared to net income of $209,000 for the six months ended September 30, 2002
(2002). Including the cumulative effect of the change in accounting principle due to the implementation of SFAS No. 143, net income for 2003 was $896,000.

REVENUES. Oil and gas sales revenue increased $237,000 (20%) in 2003 over 2002. Oil sales revenue increased $120,000 (11%). A positive variance of $149,000 from higher oil prices was reduced by a $29,000 negative variance from lower oil sales volumes. In addition, gas sales revenue increased $117,000 (117%) in 2003 over 2002. Of this amount, higher gas sales volume contributed $8,000 while a jump in the average price per Mcf in 2003 over 2002 added $109,000.

VOLUMES AND PRICES. Oil sales volume dropped 3%, from 44,400 barrels in 2002 to 43,200 barrels in 2003 while there was a 14% increase in the average price per barrel from $24.96 in 2002 to $28.42 in 2003. Gas sales volume rose 8%, from
47.0 million cubic feet of gas in 2002 to 50.8 million cubic feet in 2003, while the average price per Mcf jumped 100%, from $2.13 in 2002 to $4.26 in 2003. The decrease in oil sales volume can be attributed to normal production decline while the increase in gas sales volume is primarily due to positive results from the re-fracs in April 2003 on the Company's Antenna Federal property discussed in the Capital Expenditures section above.

EXPENSES. Oil and gas production expense increased $16,000 (2%) in 2003 over 2002. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

In 2003 routine lease operating expense increased $21,000 (4%) over 2002 while workover expense dropped $5,000 (3%) from 2002. On an equivalent barrel basis, routine lease operating expense rose from $9.90 in 2002 to $10.42 in 2003 and workover expense dropped from $2.76 in 2002 to $2.69 in 2003.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a fixed percentage of sales revenue, increased $22,000 (25%) in 2003 over 2002. Also contributing to the increase was the repeal of Montana tax incentives due to higher oil prices during the quarter ended September 30, 2003. As a result, production taxes, as a percent of oil and gas sales revenue, increased from 7.4 percent in 2002 to 7.7 percent in 2003. The overall lifting cost per equivalent barrel increased 6% from $14.37 in 2002 to $15.26 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $10,000 (8%) in 2003 from 2002 primarily as a result of a drop in the depletion rate from 7.3 percent in 2002 to 6.7 percent in 2003. Consequently, the depletion expense per equivalent barrel decreased 6% from $2.41 in 2002 to $2.26 in 2003.

In addition to depreciation and depletion expense, the adoption of SFAS No. 143 creates a new expense component related to oil and gas properties. This expense will reduce income in the current period by an amount equal to the accretion of the present value of the Company's estimated asset retirement exposure. Accordingly, in the 2003 period Basic recorded an accretion expense of $33,000.

Gross general and administrative (G&A) expense increased $5,000 (2%) while net G&A expense increased $10,000 (8%) in 2003 over 2002. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2003 over 2002 was primarily the result of a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties, as well as an increase in employee benefits. These increases were partially offset by a drop in office rent. Net general and administrative expense per equivalent barrel increased 9% from $2.32 in 2002 to $2.54 in 2003.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002
-----------------------------------------------------------------------------

OVERVIEW. Net income for the quarter ended September 30, 2003 (2003) was $181,000 compared to net income of $112,000 for the quarter ended September 30, 2002 (2002).

REVENUES. Oil and gas sales revenue increased $79,000 (12%) in 2003 over 2002. Oil sales revenue increased $2,000 (less than 1 percent). A positive variance of $62,000 from higher oil prices was reduced by a $60,000 negative variance from lower oil sales volumes. In addition, gas sales revenue increased $77,000 (192%) in 2003 over 2002. Of this amount, higher gas sales volume contributed $8,000 while a jump in the average price per Mcf in 2003 over 2002 added $69,000.

VOLUMES AND PRICES. Oil sales volume dropped 10%, from 23,000 barrels in 2002 to 20,600 barrels in 2003 while there was a 12% increase in the average price per barrel from $26.06 in 2002 to $29.06 in 2003. Gas sales volume rose 21%, from
22.1 million cubic feet of gas in 2002 to 26.7 million cubic feet in 2003, while the average price per Mcf jumped 144%, from $1.79 in 2002 to $4.36 in 2003. The decline in oil sales volume can be attributed to both a larger than normal volume of oil left unsold in stock tanks at the end of the 2003 period and normal production decline. The increase in gas sales volume is primarily due to the Antenna Federal re-fracs noted above.

EXPENSES. Oil and gas production expense decreased $52,000 (15%) in 2003 from 2002. Routine lease operating expense decreased $11,000 (4%) from 2002 while workover expense dropped $41,000 (48%) from 2002. On an equivalent barrel basis, routine lease operating expense rose from $9.90 in 2002 to $10.42 in 2003 and workover expense dropped from $2.76 in 2002 to $2.69 in 2003.

Again, as a result of the increase in oil and gas sales revenue and the repeal of Montana tax incentives, production taxes increased $11,000 (23%) in 2003 over 2002. As a percent of oil and gas sales revenue, production taxes increased from
7.5 percent in 2002 to 8.2 percent in 2003. The overall lifting cost per equivalent barrel decreased 5% from $14.82 in 2002 to $14.14 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $10,000 (15%) in 2003 from 2002 primarily as a result of a drop in the depletion rate from 3.7 percent in 2002 to 3.2 percent in 2003. Consequently, the depletion expense per equivalent barrel decreased 9% from $2.50 in 2002 to $2.27 in 2003. Related to the adoption of SFAS No. 143, the accretion of the present value of Basic's estimated asset retirement exposure was $17,000 in the 2003 period.

Gross general and administrative (G&A) expense increased $6,000 (5%) while net G&A expense increased $5,000 (8%) in 2003 over 2002. The increase in net G&A expense was primarily the result of an increase in employee benefits and liability insurance. Again, these increases were partially offset by a drop in office rent. Net general and administrative expense per equivalent barrel increased 14% from $2.32 in 2002 to $2.64 in 2003.













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

                                                     Six Months Ended            Quarters Ended
                                                       September 30               September 30
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    43,200       44,400       20,600       23,000
     Gas (mcf)                                        50,800       47,000       26,700       22,100

Revenue
     Oil                                          $1,228,000   $1,108,000   $  600,000   $  598,000
     Gas                                             217,000      100,000      117,000       40,000
                                                  ----------   ----------   ----------   ----------

                                                   1,445,000    1,208,000      717,000      638,000
Total production expense(1)                          789,000      751,000      355,000      396,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $  656,000   $  457,000   $  362,000   $  242,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  117,000   $  126,000   $   57,000   $   67,000

Average sales price(2)
     Oil (per barrel)                             $    28.42   $    24.96   $    29.06   $    26.06
     Gas (per mcf)                                $     4.26   $     2.13   $     4.36   $     1.79
Average production expense(1,2,3)                 $    15.26   $    14.37   $    14.14   $    14.82
Average gross profit(2,3)                         $    12.69   $     8.76   $    14.40   $     9.11
Average depletion expense(2,3)                    $     2.26   $     2.41   $     2.27   $     2.50
Average general and administrative expense(2,3)   $     2.54   $     2.32   $     2.64   $     2.32

----------------------------

1  Operating expenses, including production tax
2  Averages calculated based upon non-rounded figures
3  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

                                     ITEM 3.
                             Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended September 30, 2003. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2003)


Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the six months ended September 30, 2003 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Document
-----------    --------

  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

  32.1 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

  32.2 Certification Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

Date           Document
----           --------

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

Date:  November 10, 2003