Form 10QSB
period 2003-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2004-02-13
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2003


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


Shares of common stock outstanding on February 10, 2004: 16,530,487


                         BASIC EARTH SCIENCE SYSTEMS, INC.

                                    FORM 10-QSB
                                       INDEX


PART I.   FINANCIAL INFORMATION
     Item 1.  Financial Statements.............................................   3

              Consolidated Balance Sheets - December 31, 2003
              and March 31, 2003...............................................   3

              Consolidated Statements of Operations - Quarters and Nine Months
              Ended December 31, 2003 and December 31, 2002....................   5

              Consolidated Statements of Cash Flows - Nine Months Ended
              December 31, 2003 and December 31, 2002..........................   6

              Notes to Consolidated Financial Statements.......................   7

     Item 2.  Management's Discussion and Analysis and Plan of Operation.......   8

              Results of Operations............................................  11

     Item 3.  Controls and Procedures..........................................  14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings................................................  14

     Item 2.  Changes in Securities............................................  14

     Item 3.  Defaults Upon Senior Securities..................................  14

     Item 4.  Submission of Matters to a Vote of Security Holders..............  14

     Item 5.  Other Information................................................  14

     Item 6.  Exhibits and Reports on Form 8-K.................................  14

     Signatures................................................................  15

EXHIBITS       ................................................................  16



PART I.
                                FINANCIAL INFORMATION
                                ---------------------

Item 1. Financial Statements
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        December 31       March 31
                                                            2003            2003
                                                        ------------    ------------

Assets
Current assets
     Cash and cash equivalents                          $    516,000    $    434,000
     Accounts receivable
         Oil and gas sales                                   325,000         234,000
         Joint interest and other receivables                270,000         286,000
         Less: allowance for doubtful accounts               (60,000)        (60,000)
     Other current assets                                    159,000         181,000
                                                        ------------    ------------

                  Total current assets                     1,210,000       1,075,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              35,882,000      34,504,000
     Support equipment                                       330,000         322,000
                                                        ------------    ------------

                                                          36,212,000      34,826,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $14,961,000)      (31,454,000)    (32,340,000)
     Accumulated depreciation                               (292,000)       (286,000)
                                                        ------------    ------------

     Net property and equipment                            4,466,000       2,200,000
     Other non-current assets                                164,000         138,000
                                                        ------------    ------------

                  Total non-current assets                 4,630,000       2,338,000
                                                        ------------    ------------

Total Assets                                            $  5,840,000    $  3,413,000
                                                        ============    ============


          See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                     December 31       March 31
                                                         2003            2003
                                                     ------------    ------------

Liabilities
Current liabilities
     Accounts payable                                $    387,000    $    289,000
     Accrued liabilities                                  811,000         498,000
                                                     ------------    ------------

                  Total current liabilities             1,198,000         787,000
                                                     ------------    ------------

Long-term liabilities
     Long-term debt                                          --              --
     Asset retirement obligation                          959,000            --
                                                     ------------    ------------

                  Total long-term liabilities             959,000            --
                                                     ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                   --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,879,752 shares issued at December 31
         and at March 31                                   17,000          17,000
     Additional paid-in capital                        22,692,000      22,692,000
     Accumulated deficit                              (19,003,000)    (20,060,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                           (23,000)        (23,000)
                                                     ------------    ------------

                  Total shareholders' equity            3,683,000       2,626,000
                                                     ------------    ------------

Total Liabilities and Shareholders' Equity           $  5,840,000    $  3,413,000
                                                     ============    ============


          See accompanying notes to consolidated financial statements.


                                         Basic Earth Science Systems, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                           Nine Months Ended                Quarters Ended
                                                              December 31                     December 31
                                                      ----------------------------    ---------------------------
                                                          2003            2002            2003           2002
                                                      ------------    ------------    ------------   ------------
Revenue
     Oil and gas sales                                $  2,149,000    $  1,841,000    $    704,000   $    633,000
     Well service revenue                                   10,000          21,000           6,000          7,000
                                                      ------------    ------------    ------------   ------------

     Total revenue                                       2,159,000       1,862,000         710,000        640,000
                                                      ------------    ------------    ------------   ------------

Expenses
     Oil and gas production                                968,000       1,109,000         290,000        447,000
     Production tax                                        170,000         135,000          59,000         46,000
     Well service expenses                                  10,000          21,000           5,000          8,000
     Depreciation and depletion                            181,000         198,000          63,000         70,000
     Accretion of asset retirement obligation               54,000            --            21,000           --
     Asset retirement expense                               89,000            --            51,000           --
     General and administrative                            192,000         182,000          61,000         61,000
                                                      ------------    ------------    ------------   ------------

     Total operating expenses                            1,664,000       1,645,000         550,000        632,000
                                                      ------------    ------------    ------------   ------------

     Income from operations                                495,000         217,000         160,000          8,000
                                                      ------------    ------------    ------------   ------------
Other income (expense)
     Interest and other income                               2,000           6,000           1,000          2,000
     Interest and other expenses                            (2,000)         (5,000)           --           (1,000)
                                                      ------------    ------------    ------------   ------------

     Total other income                                       --             1,000           1,000          1,000
                                                      ------------    ------------    ------------   ------------
Income before income taxes and cumulative
     effect of change in accounting principle              495,000         218,000         161,000          9,000
Income taxes                                                  --              --              --             --
                                                      ------------    ------------    ------------   ------------
Income before cumulative effect of change
     in accounting principle                               495,000         218,000         161,000          9,000
Cumulative effect of change in accounting principle        562,000            --              --             --
                                                      ------------    ------------    ------------   ------------

Net income                                            $  1,057,000    $    218,000    $    161,000   $      9,000
                                                      ============    ============    ============   ============

Weighted average common shares outstanding:
     Basic                                              16,530,487      16,530,487      16,530,487     16,530,487
     Diluted                                            16,841,418      16,761,780      16,884,360     16,753,517
Per share amounts:
     Basic:   Before change in accounting principle   $       .030    $       .013    $       .010   $       .001
              Change in accounting principle                  .034            --              --             --
                                                      ------------    ------------    ------------   ------------
              Net income                              $       .064    $       .013    $       .010   $       .001
                                                      ============    ============    ============   ============

     Diluted: Before change in accounting principle   $       .030    $       .013    $       .010   $       .001
              Change in accounting principle                  .033            --              --             --
                                                      ------------    ------------    ------------   ------------
              Net income                              $       .063    $       .013    $       .010   $       .001
                                                      ============    ============    ============   ============


                           See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                Nine Months Ended
                                                                   December 31
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
Cash flows from operating activities:
Net income                                                 $ 1,057,000    $   218,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Cumulative effect of change in accounting principle      (562,000)          --
     Depreciation and depletion                                181,000        198,000
     Accretion of asset retirement obligation                   54,000           --
     Change in:
         Accounts receivable, net                              (75,000)       155,000
         Other assets                                           (2,000)        (7,000)
         Accounts payable and accrued liabilities              191,000         81,000
     Other                                                       5,000          7,000
                                                           -----------    -----------

Net cash provided by operating activities                      849,000        652,000
                                                           -----------    -----------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                     (950,000)      (546,000)
     Support equipment                                          (9,000)          --
Purchase of lease and well equipment inventory                 (16,000)          --
Proceeds from sale of lease and well equipment inventory        40,000          1,000
Proceeds from sale of oil and gas property and equipment       168,000          7,000
                                                           -----------    -----------

Net cash used in investing activities                         (767,000)      (538,000)
                                                           -----------    -----------

Cash flows from financing activities:
Long-term debt payments                                           --             --
Proceeds from borrowing                                           --             --
                                                           -----------    -----------

Net cash provided by (used in) financing activities               --             --
                                                           -----------    -----------

Cash and cash equivalents:
Net increase                                                    82,000        114,000
Balance at beginning of period                                 434,000        296,000
                                                           -----------    -----------

Balance at end of period                                   $   516,000    $   410,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $      --      $     5,000



            See accompanying notes to consolidated financial statements.

                                          6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

Summary of Significant Accounting Policies
------------------------------------------

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income.

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

Change in Accounting Principle
------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective April 1, 2003. As such, in the quarter ended June 30, 2003 Basic recorded a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset retirement liability of $106,000, a long-term asset retirement liability of $1,034,000 and a corresponding cumulative effect of change in accounting principle of $562,000. These adjustments not only impact the areas noted above, but also impact areas within the Statement of Operations and Statement of Cash Flows for the nine months ended December 31, 2003 that rely on these balances. As such, because prior periods are not restated, the adjustments made in the quarter ended June 30, 2003 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS No. 143.

Recent Accounting Pronouncements
--------------------------------

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Basic has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas property. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, Basic would be required to reclassify approximately $817,000 at December 31, 2003 out of oil and gas property and into a separate intangible asset line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2004. In addition, as mentioned in the "Debt" section below, Basic has $400,000 of borrowing capacity as of February 10, 2004.

WORKING CAPITAL. At December 31, 2003 the Company had a working capital surplus of $12,000 (a current ratio of 1.01:1) compared to a working capital surplus at March 31, 2003 of $288,000 (a current ratio of 1.37:1). Excluding the effects of the adoption of SFAS No. 143, Basic had a working capital surplus at December 31, 2003 of $105,000 (a current ratio of 1.10:1). The drop in working capital surplus was primarily due to an increase in accounts payable and accrued liabilities resulting from the Company's capital expenditure activity during the quarter ended December 31, 2003 as discussed below and reflected on the Consolidated Statement of Cash Flows. Also contributing to the reduction in working capital surplus was a higher than normal level of plugging operations as also discussed below. The increase in oil and gas sales receivable was a result of higher sales volumes in December 2003 relative to March 2003.

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

As of February 10, 2004 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

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

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the nine months ended December 31, 2003 and at December 31, 2003 the Company had no contracts in place to hedge future production. Basic continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that it views as favorable.

The resumption of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. As previously disclosed, in the first quarter of the current fiscal year, using a technique commonly known as a "re-frac", the Company attempted to enhance production from two wells on its Antenna Federal property in Weld County, Colorado by hydraulically fracturing the Codell formation for a second time. The total cost to re-frac both wells was approximately $147,000 to Basic's 60% working interest. At September 30, 2003, based on production increases seen during the preceding six months, management added to estimated reserves incremental future discounted cash flow of $237,000 based on the recovery of an additional 18,000 equivalent barrels of oil. During the nine months ended December 31, 2003 the Company realized an increase of 8.5 million cubic feet of gas from these two wells compared to the same period last year.

The Company also previously disclosed that it planned to deepen two additional wells on the same Antenna Federal property during fiscal 2004. In December 2003 operations were begun to deepen these wells from the Codell formation, where Basic currently has a 5 percent overriding royalty interest, to the J-Sand formation where Basic has a 60 percent working interest (52.5 percent net revenue interest). The Company estimates the total cost to deepen both wells to be approximately $250,000, of which $149,000 was booked as of December 31, 2003. As of the date of this report, management has not made an estimate of the total additional incremental reserves created by this effort due to an insufficient amount of production information.

Effective September 1, 2003, Basic acquired an approximate 17 percent working interest in a Richland County, Montana well that it operates for $110,000. As a result of this acquisition, the Company added to estimated reserves incremental future discounted cash flow of $201,000 based on the recovery of an additional 22,000 barrels of oil. As described below, the Company has stated its reluctance to pursue the acquisition of producing properties. Despite these concerns, in addition to favorable economics, the Company viewed this transaction as an opportunity to increase its interest in a stable, long-lived asset. With this acquisition the Company now has a 24 percent interest in the well.

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

Legent also previously disclosed that it expected to commence drilling operations on its third exploration well in Canada during the current fiscal year. This effort has been delayed due to permitting requirements associated with surface owner approvals. At this point, Legent has elected to take these issues to an administrative hearing that it expects to be held this coming March. As a result, management does not expect to initiate drilling operations on this well until its first or second quarter in fiscal 2005. Legent estimates its cost to drill this well will be approximately $100,000.

Management continues to evaluate additional exploration and development drilling opportunities. In this regard, the Company currently has identified four drilling opportunities for the upcoming fiscal year. Three of these opportunities are on acreage currently held by Basic. Two of the wells would most likely be vertical tests in North Dakota and two would be horizontal efforts in Montana. At the present time the Company has no obligation to participate in any of these wells. In addition, neither its ownership percentages nor drilling cost estimates have been determined. Management plans to thoroughly evaluate the risks associated with these wells and if Basic elects to participate, it intends to do so at an ownership level that takes into account its then current cash position, level of cash flow from operations and debt financing availability.

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

DIVESTITURES/ABANDONMENTS. The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company's operations. The adoption of SFAS No. 143 in the first quarter of this fiscal year has caused management to carefully quantify and evaluate the Company's asset retirement liabilities. Accordingly, during the quarter just ended, the Company plugged all, or part of, eleven wellbores at a cost of $108,000. These costs impacted various parts of the financial statements depending on their treatment under SFAS No. 143.

The adoption of SFAS No. 143 also has caused management to carefully quantify and evaluate the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to continue to more actively direct and exploit these assets in the future.

Results of Operations

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002
------------------------------------------------------------------------------

OVERVIEW. Excluding the cumulative effect of the change in accounting principle, net income for the nine months ended December 31, 2003 (2003) was $495,000 compared to net income of $218,000 for the nine months ended December 31, 2002
(2002). Including the cumulative effect of the change in accounting principle due to the implementation of SFAS No. 143, net income for 2003 was $1,057,000.

REVENUES. Oil and gas sales revenue increased $308,000 (17%) in 2003 over 2002. Oil sales revenue increased $133,000 (8%). A positive variance of $203,000 from higher oil prices was reduced by a $70,000 negative variance from lower oil sales volumes. In addition, gas sales revenue increased $175,000 (114%) in 2003 over 2002. Of this amount, higher gas sales volume contributed $24,000 while a jump in the average price per Mcf in 2003 over 2002 added $151,000.

VOLUMES AND PRICES. Oil sales volume decreased 4%, from 66,500 barrels in 2002 to 63,700 barrels in 2003 while there was a 13% increase in the average price per barrel from $25.38 in 2002 to $28.56 in 2003. Gas sales volume rose 15%, from 66.7 million cubic feet of gas in 2002 to 76.8 million cubic feet in 2003, while the average price per Mcf jumped 85%, from $2.31 in 2002 to $4.27 in 2003. The decrease in oil sales volume is primarily due to normal production decline while the increase in gas sales volume is primarily due to positive results from the re-fracs in April 2003 on the Company's Antenna Federal property discussed in the Capital Expenditures section above. On an equivalent barrel of oil (BOE) basis (six Mcf of gas is equivalent to one barrel of oil), sales volume decreased 1%, from 77,600 BOE in 2002 to 76,500 BOE in 2003.

EXPENSES. Oil and gas production expense decreased $141,000 (13%) in 2003 over 2002. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

In 2003 routine lease operating expense decreased $19,000 (2%) from $803,000 in 2002 to $784,000 in 2003 while workover expense dropped $122,000 (40%) from $306,000 in 2002 to $184,000 in 2003. On an equivalent barrel basis, routine lease operating expense declined from $10.35 in 2002 to $10.25 in 2003 and workover expense dropped from $3.94 in 2002 to $2.40 in 2003.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a fixed percentage of sales revenue, increased $35,000 (26%) in 2003 over 2002. Also contributing to the increase was the repeal of Montana severance tax incentives from July through December 2003 due to higher oil prices. As a result, production taxes, as a percent of oil and gas sales revenue, increased from 7.3 percent in 2002 to 7.9 percent in 2003. The overall lifting cost per equivalent barrel decreased 7% from $16.03 in 2002 to $14.87 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $17,000 (9%) in 2003 from 2002 primarily as a result of a drop in the depletion rate from 11 percent in 2002 to 10 percent in 2003. The drop in the depletion rate is primarily due to an increase in estimate equivalent barrel reserves in 2003 relative to 2002. Depletion expense per equivalent barrel decreased 8% from $2.53 in 2002 to $2.34 in 2003.

In addition to depreciation and depletion expense, the adoption of SFAS No. 143 creates a new expense component related to oil and gas properties. This expense will reduce income in the current period by an amount equal to the accretion of the present value of the Company's estimated asset retirement obligation. Accordingly, in the 2003 period Basic recorded an accretion expense of $54,000.

Gross general and administrative (G&A) expense was flat from 2002 to 2003 while net G&A expense increased $10,000 (5%) in 2003 over 2002. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2003 over 2002 was primarily the result of a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties. In 2003 Basic was able to charge out 44 percent of its gross G&A expense to operations compared to 47 percent in 2002. Net general and administrative expense per equivalent barrel increased 7% from $2.34 in 2002 to $2.51 in 2003.

Quarter Ended December 31, 2003 Compared to Quarter Ended December 31, 2002
---------------------------------------------------------------------------

OVERVIEW. Net income for the quarter ended December 31, 2003 (2003) was $161,000 compared to net income of $9,000 for the quarter ended December 31, 2002 (2002).

REVENUES. Oil and gas sales revenue increased $71,000 (11%) in 2003 over 2002. Oil sales revenue increased $13,000 (2%). A positive variance of $54,000 from higher oil prices was reduced by a $41,000 negative variance from lower oil sales volumes. In addition, gas sales revenue increased $58,000 (107%) in 2003 over 2002. Of this amount, higher gas sales volume contributed $18,000 while a jump in the average price per Mcf in 2003 over 2002 added $40,000.

VOLUMES AND PRICES. Oil sales volume dropped 7%, from 22,100 barrels in 2002 to 20,500 barrels in 2003 while there was a 10% increase in the average price per barrel from $26.23 in 2002 to $28.87 in 2003. Gas sales volume rose 32%, from
19.7 million cubic feet of gas in 2002 to 26.0 million cubic feet in 2003, while the average price per Mcf jumped 56%, from $2.75 in 2002 to $4.30 in 2003. The decline in oil sales volume is again primarily due to normal production decline. The increase in gas sales volume is mainly the result of the Antenna Federal re-fracs noted above. On an equivalent barrel of oil basis, sales volume decreased 2%, from 25,400 BOE in 2002 to 24,800 BOE in 2003.

EXPENSES. Oil and gas production expense decreased $157,000 (35%) in 2003 from 2002. Routine lease operating expense decreased $40,000 (14%) from 2002 while workover expense dropped $117,000 (73%) from 2002. On an equivalent barrel basis, routine lease operating expense declined from $11.27 in 2002 to $9.90 in 2003 and workover expense dropped from $6.37 in 2002 to $1.79 in 2003. The significant decrease in workover expense from 2002 to 2003 reflects the random nature of workovers and their sometimes large cost variances.

As a result of the increase in oil and gas sales revenue and the repeal of Montana severance tax incentives, production taxes increased $13,000 (28%) in 2003 over 2002. As a percent of oil and gas sales revenue, production taxes increased from 7.2 percent in 2002 to 8.4 percent in 2003. The overall lifting cost per equivalent barrel decreased 28% from $19.44 in 2002 to $14.06 in 2003. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $7,000 (10%) in 2003 from 2002 primarily as a result of a drop in the depletion rate from 3.8 percent in 2002 to 3.3 percent in 2003 due to an increase in estimated equivalent barrel reserves in 2003 compared to 2002. Consequently, the depletion expense per equivalent barrel dropped 10% from $2.77 in 2002 to $2.50 in 2003. Related to the adoption of SFAS No. 143, the accretion of the present value of Basic's estimated asset retirement exposure was $21,000 in the 2003 period.

Gross general and administrative (G&A) expense decreased $5,000 (4%) in 2003 from 2002 while net G&A expense remained the same from year to year. The decrease in gross G&A expense was not reflected in net G&A expense due to the fact that Basic was only able to charge out 44 percent of G&A to Company-operated properties in 2003 compared to 48 percent in 2002. Net G&A expense per equivalent barrel increased 2% from $2.39 in 2002 to $2.44 in 2003.


      Liquids and Natural Gas Production, Sales Price and Production Costs
      --------------------------------------------------------------------

The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

                                                     Nine Months Ended          Quarters Ended
                                                        December 31               December 31
                                                  -----------------------   -----------------------
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    63,700       66,500       20,500       22,100
     Gas (mcf)                                        76,800       66,700       26,000       19,700

Revenue
     Oil                                          $1,820,000   $1,687,000   $  592,000   $  579,000
     Gas                                             329,000      154,000      112,000       54,000
                                                  ----------   ----------   ----------   ----------

                                                   2,149,000    1,841,000      704,000      633,000
Total production expense(1)                        1,138,000    1,244,000      349,000      493,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $1,011,000   $  597,000   $  355,000   $  140,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  179,000   $  196,000   $   62,000   $   70,000

Average sales price(2)
     Oil (per barrel)                             $    28.56   $    25.38   $    28.87   $    26.23
     Gas (per mcf)                                $     4.27   $     2.31   $     4.30   $     2.75
Average production expense(1,2,3)                 $    14.87   $    16.03   $    14.06   $    19.44
Average gross profit(2,3)                         $    13.20   $     7.70   $    14.27   $     5.53
Average depletion expense(2,3)                    $     2.34   $     2.53   $     2.50   $     2.77
Average general and administrative expense(2,3)   $     2.51   $     2.34   $     2.44   $     2.39

----------------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)


                                       13

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended December 31, 2003. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

During the nine months ended December 31, 2003 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits

Exhibit No.    Document
-----------    --------

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

Exhibit No.    Document
-----------    --------

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

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David Flake
---------------
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  February 10, 2004