Form 10KSB
period 2004-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2004-06-30
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,987,000

As of June 23, 2004, 16,530,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $5,843,000. The proxy statement for the 2004 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 2004

                                Table of Contents
                                -----------------

Part I:                                                                     Page
                                                                            ----
         Item 1.   Description of Business................................     3

         Item 2.   Description of Property................................    11

         Item 3.   Legal Proceedings......................................    13

         Item 4.   Submission of Matters to a Vote of Security Holders....    13

Part II:
         Item 5.   Market for Common Equity and Related Stockholder
                   Matters................................................    14

         Item 6.   Management's Discussion and Analysis and
                   Plan of Operation......................................    14

         Item 7.   Consolidated Financial Statements......................    21

         Item 8.   Changes In and Disagreements with Accountants
                   On Accounting and Financial Disclosure.................    39

         Item 8A.  Controls and Procedures................................    39

Part III:
         Item 9.   Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With
                   Section 16(a) of the Exchange Act......................    39

         Item 10.  Executive Compensation.................................    39

         Item 11.  Security Ownership of Certain Beneficial Owners
                   and Management.........................................    39

         Item 12.  Certain Relationships and Related Transactions.........    40

         Item 13.  Exhibits and Reports on Form 8-K.......................    40

         Item 14.  Principal Accountant Fees and Services.................    41

Part I
------

                                     ITEM 1
                             DESCRIPTION OF BUSINESS

Overview
--------

Basic Earth Science Systems, Inc. (Basic or the Company) is engaged in the exploration, acquisition, development, operation, production and sale of crude oil and natural gas. The Company's primary areas of operation are the U.S. and Canadian sides of the Williston basin in North Dakota, Montana and Saskatchewan, south Texas and the Denver-Julesburg basin in Colorado.

Company Developments
--------------------

Strategy

Basic continues to make exploration and development drilling its primary means of growing oil and gas reserves. This strategy, adopted in the fiscal year ended March 31, 2002, follows a decade of pursuing a property acquisition strategy.

Initially estimating that it would take five or more years to internally develop and finalize drilling prospects, the Company chose to "fast-track" this transition. Basic is aligning itself with small companies that generate drilling prospects and sell a portion of those prospects to recoup their front-end costs and reduce their own drilling cost burden. Basic initially was aligned with a single prospect generator. By fiscal year end 2004, the Company was finalizing agreements that will result in three prospect generators. Basic hopes to have five prospect generators by the end of the current fiscal year end 2005.

In the past, the Company's strategy focused on the acquisition of producing properties with subsequent enhancement and exploitation. With oil prices in the $35-$40 per barrel range, management believes that the risks associated with property acquisitions have increased substantially. Based on this belief, management has significantly curtailed its acquisition efforts. Despite this, the Company expects to monitor the acquisition market and, if economically feasible, attempt to procure properties that may augment existing operations or ownership.

Operations

U.S. Operations

The Company's Antenna Federal property in Weld County, Colorado has been the site of the majority of domestic operations in the past fiscal year. This property is located approximately six miles southeast of Platteville, Colorado in the Wattenberg gas field. At the beginning of fiscal 2004, the property was comprised of five commingled Codell and J-Sand formation gas wells in which Basic has a 60% working interest and eleven Codell gas wells in which Basic has a 5% overriding royalty interest. In late April 2003 Basic began efforts to enhance production from two wells that were producing simultaneously from both the Codell and J-Sand formations. These two wells, the Antenna Federal #13-36 and #31-36, were hydraulically fractured for a second time, or "re-frac'ed", in the Codell formation. Following this procedure production from the J-Sand formation was temporarily shut-off while the higher pressured Codell was allowed to flow unrestricted. As a result production initially increased from 60 thousand cubic feet of gas (Mcf) and 3 barrels of oil per day (BOPD) for both wells combined to 160 Mcf and 19 BOPD for both wells combined. The Company spent approximately $147,000 on this effort. Estimated reserves on these two properties combined at March 31, 2004 were 302 million cubic feet of gas equivalent (MMcfe) compared to 166 MMcfe at March 31, 2003.

Also on the Antenna Federal property, in December 2003, Basic participated with its other working interest partner in the deepening of two of the Codell wells to the J Sand formation. On these wells, the HSR #3-36 and #15-36, Basic retains its 5% overriding royalty interest in the existing Codell production which was approximately 14 Mcf and 2 BOPD from both wells combined. Following the deepening, Basic has a 60% working interest in the J Sand production from these wells. While allocations between different formations are still being finalized, the Company estimates that the two wells are producing approximately 315 Mcf and 18 BOPD combined. The Company has spent approximately $188,000 on this effort and added estimated reserves at year end 2004 of 237 MMcfe for the properties combined.

In early fiscal 2004, Basic began working on its Heart River Prospect and acquired leasehold rights to approximately 8,000 acres on this natural gas project in the southeast portion of the Williston basin in Stark County, North Dakota. In June 2003, the Company re-entered the Schilla #1-21 in hopes of drilling horizontally to re-establish production from what appeared to be a damaged reservoir. After the first two attempts to drill horizontally were unsuccessful, Basic entered the reservoir on a third attempt in September 2003. Unfortunately, it appears that drilling fluids severely damaged the reservoir in the immediate area of the well bore and the well failed to produce commercial quantities of natural gas. The Company has spent approximately $285,000 in acreage and drilling costs to date and has a 12.5% working interest in this prospect. Basic continues to be optimistic in the potential of the Heart River prospect and is evaluating various options to access this reservoir's reserve potential.

In July 2003 the Company's TR Federal #1-10 well in Billings County, North Dakota was included in the establishment of the TR Madison Unit. While the well's initial inclusion was at no cost, Basic has participated in the drilling of three additional horizontal wells in this Unit at a cost to the Company of approximately $18,000. Prior to the Unit's establishment, Basic had a 50% working interest in the TR Federal well that produced approximately 450 BO per month. The Company has a 1.075% working interest in the TR Madison Unit which produces approximately 25,000 BO per month. For comparison purposes, estimated reserves at year end 2004 for Basic's interest in the TR Madison Unit are 35,000 equivalent barrels of oil (BOE) while estimated reserves at year end 2003 for the Company's interest in the TR Federal #1-10 were 6,000 BOE.

Effective September 1, 2003 Basic acquired an additional 17% working interest in a Richland County, Montana well that it operates for $110,000. As a result of this acquisition, the Company added incremental reserves of $218,000 based on 20,000 barrels of oil. As described above, the Company has stated its reluctance to pursue the acquisition of producing properties. Despite these concerns, in addition to favorable economics, the Company viewed this transaction as an opportunity to increase its interest in a stable, long-lived asset. With this acquisition the Company now has a 24% working interest in the well.

In October 2003 the Company participated in the re-entry of the Tank #12-35 well in Stark County, North Dakota. This well established production from the Mission Canyon formation at a rate of approximately 40 BOPD. Basic has a 6.125% working interest in this well and expended approximately $46,000 on this project. Due to the fact that there is only a few months of production data available, no reserves were booked as of year end 2004.

Basic continues to plug and abandon wells that are no longer economic to produce. In the last fiscal year the Company plugged twelve wells; six in the Williston basin and six in south Texas. Management continues to reduce the number of inactive and uneconomic well bores in an effort to actively manage the impact of SFAS No. 143 on the Company's financial statements (see Note 2 to the Consolidated Financial Statements).

Canadian Operations

In transitioning from an acquisition strategy to a drilling strategy to grow reserves, Basic's initial venture was to purchase a 12.5% working interest in an existing Canadian joint venture (CJV). The CJV was formed to primarily drill exploration wells in the Canadian province of Saskatchewan. In laying the foundation for this effort and to take advantage of existing United States and Canadian tax law and trade agreements, Basic formed Legent Resources Corporation (Legent), a wholly owned subsidiary and a Nova Scotia Unlimited Liability Corporation.

In late May 2003, Legent commenced drilling its second exploration well in Canada. The Oungre 10-16-2-14W2, operated by Zinke & Trumbo Canada Corp, was approximately 1 mile south of the town of Oungre, Saskatchewan. The well was licensed to the Red River formation at a projected depth of 10,170 feet. Legent had a 12.5% working interest in this well. The well encountered reservoir quality porosity but no accumulation of oil and the well was subsequently abandoned. The Company expended approximately CDN$200,000 towards this effort. Legent's first exploration effort, the Freestone 46C-18-9-6, drilled in December 2002, also resulted in a dry hole.

In July 2003 Legent sold its interest in the Wildwood 191/05-06-007-1W2M, along with other leasehold rights in the immediate area, to an unrelated third party for CDN$187,500. Basic previously disclosed that it had granted Crescent Point Energy, Ltd (Crescent) the right to develop its shallower Mississippian age formations at its Manor prospect in T7N, R1W2 and R2W2, Saskatchewan and that Crescent had subsequently established production on that grant. Legent had a 0.83% overriding royalty interest in this well and the right to increase its interest to an approximate 3.3% working interest once Crescent recovered its initial investment. For the first four months of production prior to the sale, Legent received an average of approximately CDN$2,500 monthly in net sales revenue from its 0.83% overriding royalty interest.

Subsequent Events
-----------------

Subsequent to March 31, 2004, the Company's effort to pursue its exploration strategy and enhance production has accelerated. In April 2004, Basic re-entered the Antenna Federal #13-36 and #31-36 on the Company's Antenna Federal property in Weld County, Colorado. Last year, these wells were "re-frac'ed" (See Company Developments, Operations, above) in the Codell formation and production from the J-Sand formation was temporarily shut-off while the higher pressured Codell was allowed to flow unrestricted. The April 2004 operation removed the temporary seal and commingled production from both the Codell and J-Sand formations. Gas production is known to have increased from both wells. However, production figures are not yet available to quantify the increase in gas production. The Company estimates that it spent approximately $45,000 on this operation.

Also in April 2004, Basic participated in the drilling of the Lynn #1 in Williams County, North Dakota. This well, located in the Indian Hills Field in
Section 23, T153N-R101W and operated by Missouri Basin Well Service, Inc., targeted the Duperow formation at 11,600 feet. In late May 2004, based on surveys and tests conducted in this well, Basic installed casing. Installing casing in a well represents a decision to continue operations past the drilling phase to determine if commercial production can be established. As of this date, efforts to place the well on production have not commenced due to wet weather and the inability to move the drilling rig from the location. Basic has an 18% working interest in the well and estimates having spent approximately $180,000 for its portion of drilling and completion costs to date. The Company expects to spend an additional $120,000 in efforts to place this well on production.

In addition, in April 2004 Basic initiated the drilling of a "3-D Bright Spot" test of the Yegua formation in Wharton County, TX. The Company previously disclosed that the test well failed to reach its projected depth of 11,500 and that it abandoned the lower portion of the well along with the drilling assembly. The Company is currently directionally drilling around the abandoned equipment in efforts to reach the originally projected depth. The Company has a 5 percent interest in this prospect and, exclusive of land costs, estimates having spent approximately $145,000 to date on this well. Basic expects to incur an additional $75,000 to directionally drill to the original target depth. While not confirmed, a portion of these costs may be recoverable from insurance coverage held by all the working interest owners. Based on the quantity of natural gas and liquid hydrocarbon that entered the wellbore, and the pressures encountered, Basic continues to be very confident of our decision to continue ahead and not abandon this project.

Contemplated Activities
-----------------------

In addition to the Subsequent Events described immediately above, the Company anticipates pursuing the following activities in year end March 31, 2005 (fiscal
2005).

U.S. Operations

By virtue of its acquisitions in the mid- and late-1990's, the Company has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests in five different sections, Basic is exposed to several significant drilling opportunities. The Company is currently finalizing its participation on two tracts in anticipation of drilling two separate horizontal wells. Basic's interest is dependant upon the size of the approved well spacing unit and could range from a 6.25% to 12.5% working interest in each well. At these levels, Basic's financial commitment could vary from $165,000 to $325,000 per well.

The Company also envisions further development on its Antenna Federal property in Weld County, Colorado. Basic has received proposals from its joint venture partner to deepen three additional Codell formation wells to the J-Sand formation. Basic currently has a 5% overriding royalty interest in these Codell wells and will earn a 60% working interest in the J-Sand once the wells are deepened to that formation. The Company estimates the total cost to deepen all three wells to be approximately $380,000.

Basic has received proposals to drill two additional horizontal wells in the TR-Madison Unit in Billings County, North Dakota. Basic has a 1.075% working interest in the entire TR-Madison Unit and has budgeted $30,000 for these two wells. The TR-Madison Unit is currently operated by Westport Oil and Gas Company, L.P.

The Company anticipates drilling a second test on its Heart River Prospect in Stark County, North Dakota during fiscal 2005. This project is expected to test the Cambrian Winnipeg formation at approximately 11,500 feet. The Company expects to incur $150,000 in drilling costs on this second test well.

Canadian Operations

With a recently approved drilling license application, Legent expects to commence its third exploration well in Canada in July 2004. Moving across the provincial border from Saskatchewan to Alberta, the Westerose 6-46-1W5, is licensed to the LeDuc formation at a projected depth of 8,200 feet and will be operated by Zinke & Trumbo Canada Corp. Long delayed due to surface owner disputes, recent mediation has resolved these issues, clearing the way for this operation to commence. Legent has a 7.8% working interest and expects to spend CDN$140,000 on this well.

Following its two dry holes in Saskatchewan, Legent, in conjunction with its CJV partners, believes that it has gained valuable insight into geophysical parameters in this area of the Williston basin. The CJV continues to develop its acreage position and refine its geophysical interpretation of remaining anomalies in its Saskatchewan study area. However, at this time, Legent has no additional exploration wells planned in Saskatchewan during fiscal 2005.

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

The Company believes that substantially all of its domestic oil that is produced can be readily sold at prevailing market prices. The oil prices the Company receives are typically $2.25 to $2.50 lower than the benchmark U.S. crude spot price because of adjustments for location and grade. The price of domestic oil fluctuates due to supply and demand. Since there is strong competition among purchasers, management does not believe it is dependent on any one purchaser or group of purchasers.

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

During fiscal 2004 Basic sold 58 percent of its oil and gas production to two purchasers: Murphy Oil USA, Inc. (36%) and Valero Marketing & Supply Co. (22%). Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales.

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

UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved and unproved oil and gas reserves and their values, including many factors beyond the Company's control. The reserve information set forth in this Form 10-KSB (see
Note 12 to the Consolidated Financial Statements) represents estimates only. Reserve estimates are imprecise and may materially change as additional information becomes available. More importantly, reserve estimates may materially change as oil and gas prices fluctuate in their normal course and may materially change as a result of the price on a single day, March 31, the last day of the Company's fiscal year.

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating the future recovery of underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any estimate is a function of the quality of available data, engineering, and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as future operating costs, severance and excise taxes, development costs, workover costs, remedial costs and the assumed effects of regulations by governmental agencies, all of which may in fact vary considerably from actual results. Other variables, specifically oil and gas prices, are fixed at the prices existing on the last day of the fiscal year whether such prices are reasonable; and which may vary considerably from actual prices received over any given period of time in the past or in the future. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any property or any group of properties, classifications of such reserves based upon risk of recovery, and estimates of the expected future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

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

At March 31, 2004 the Company had nine full-time employees: four at its main office in Denver and five field laborers at a subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to nine contract field workers on retainer, Basic at times hires up to five contract technical/professional personnel in its main office on a project-by-project basis.

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

                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATION AND IMPACT. At March 31, 2004 Basic owned a working interest in 74 producing oil wells and 8 producing gas wells. The Company currently operates 50 wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 76 percent of Basic's total liquid hydrocarbon sales and approximately 88 percent of total gas sales in fiscal 2004. A significant portion of the Company's production is encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                                  Gross Wells               Net Wells
                              -------------------      ------------------
                               Oil          Gas         Oil         Gas
                              ------       ------      ------      ------
          Colorado               --            7         --          4.20
          Louisiana               1           --         0.01         --
          Montana                17           --        10.07         --
          North Dakota           35           --         6.92         --
          Texas                  20            1        17.99        0.11
          Wyoming                 1           --         0.47         --
                              ------       ------      ------      ------

          Total                  74            8        35.46        4.31
                              ======       ======      ======      ======


PRODUCTION. Specific production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 2004 the discounted present value of Basic's estimated proved developed reserves, net of deferred income taxes, was approximately $7,457,000, reflecting a 53 percent increase from the prior year's estimated proved developed reserves of $4,876,000. One factor contributing to the jump in estimated reserves from 2003 to 2004 was an increase in pricing from year to year. The weighted average prices for year-end 2004 reserves were $34.17 per barrel of oil and $4.08 per Mcf of natural gas. These prices compare to $29.58 per barrel and $3.96 per Mcf at year-end 2003. Further analysis of Basic's estimated oil and gas reserves can be found in Note 12 to the Consolidated Financial Statements.

Geographically, the Company's reserves are located in three primary areas: the Williston basin in North Dakota and Montana, the Denver-Julesburg (D-J) basin in Colorado and on-shore south Texas. The following table summarizes the estimated proved developed oil and gas reserves divided between operated and non-operated properties for these three areas as of March 31, 2004:

                              Net Oil       Net Gas
                              (Bbls)         (Mcf)        BOE           %
                              -------     ---------    ---------     ------
     Williston Basin
         Operated             302,000       111,000      321,000       30.8
         Non-Operated         169,000       147,000      193,000       18.5
                              -------     ---------    ---------     ------

                              471,000       258,000      514,000       49.3
                              -------     ---------    ---------     ------

     South Texas
         Operated             357,000        43,000      364,000       35.0
         Non-Operated           --           --            --           --
                              -------     ---------    ---------     ------

                              357,000        43,000      364,000       35.0
                              -------     ---------    ---------     ------

     D-J Basin
         Operated              27,000       788,000      158,000       15.2
         Non-Operated           2,000        16,000        5,000        0.4
                              -------     ---------    ---------     ------

                               29,000       804,000      163,000       15.6
                              -------     ---------    ---------     ------

     Other Areas
         Operated               1,000        --            1,000        0.1
         Non-Operated           --           --            --           --
                              -------     ---------    ---------     ------

                                1,000        --            1,000        0.1
                              -------     ---------    ---------     ------

     Total                    858,000     1,105,000    1,042,000      100.0
                              =======     =========    =========     ======


LEASEHOLD ACREAGE. The Company leases the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production, leases are considered undeveloped. After production is established, leases are considered developed or "held-by-production." Basic's acreage is comprised of developed and undeveloped acreage. Typically, undeveloped acreage is considered an indication of the Company's "raw material" and, therefore, its potential to replace reserves in the future. Since the mid-1990s Basic's strategy had been the acquisition and exploitation of producing properties. Given this strategy, there was no need for Basic to amass undeveloped acreage blocks. As a result, Basic has a minimal amount of undeveloped acreage relative to other exploration companies. Management believes this is a reflection of the Company's previous strategy rather than its ability to replace reserves.

                                Developed Acreage   Undeveloped Acreage
                                -----------------   -------------------

                                 Gross     Net         Gross     Net
                                 ------   ------       ------   ------
              Colorado              640      384         --       --
              Louisiana             205        3         --       --
              Montana             5,695    3,355        2,600      826
              North Dakota        6,655    2,520        4,048    1,519
              Texas               3,120    2,697           80       64
              Wyoming               634      267        1,000      482
              Canada               --       --         31,739    3,956
                                 ------   ------       ------   ------

              Total              16,949    9,226       39,467    6,847
                                 ======   ======       ======   ======

FIELD SERVICE EQUIPMENT. At March 31, 2004 one of the Company's subsidiaries, Basic Petroleum Services, Inc. located in Bruni, Texas, owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, three pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. The Company currently leases approximately 2,300 square feet of office space in downtown Denver, Colorado from an independent third party for just under $3,000 per month. The lease term is for a five-year period ending February 28, 2008. For additional information see Note 6 to the Consolidated Financial Statements.


                                     ITEM 3
                                LEGAL PROCEEDINGS

None.


                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fourth quarter ended March 31, 2004.













                           (Intentionally left blank.)

Part II
-------

                                     ITEM 5
                            MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Basic's common stock is traded in the over-the-counter market. The following table sets forth the range of high and low closing bid prices for each quarter of the last two fiscal years. Prices are obtained from Pink Sheets LLC.

                                                   High               Low
                                                   ----               ---
Year Ended March 31, 2003
-------------------------

First Quarter................................     $  .160           $ .110
Second Quarter...............................        .140             .110
Third Quarter................................        .170             .110
Fourth Quarter...............................        .160             .130

Year Ended March 31, 2004
-------------------------

First Quarter................................     $  .185           $ .120
Second Quarter...............................        .180             .130
Third Quarter................................        .270             .140
Fourth Quarter...............................        .430             .270

The closing bid price on June 23, 2004 was $0.52. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of March 31, 2004, Basic had approximately 1,384 shareholders of record. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.


                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Liquidity Outlook
-----------------

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will provide sufficient working capital for the Company to meet its existing and normal recurring obligations as they become due in fiscal 2005. In addition, as mentioned in the "Debt" section below, Basic had an available borrowing capacity of $1,000,000 as of June 2, 2004.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. In March 2002 Basic established a new banking relationship with American National Bank (the Bank) (formerly The Bank of Cherry Creek), located in Denver, Colorado. Under the terms of its new loan agreement the Company has a $1,000,000 line of credit and a borrowing base as of January 2004 of the full $1,000,000. See Note 5 to the Consolidated Financial Statements for a more detailed discussion of the Company's bank credit facility.

As of June 2, 2004 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2004 (2004) and March 31, 2003
(2003) the Company did not participate in any hedging activities. The Company had no open futures or option contracts in place at either March 31, 2004 or March 31, 2003. Additional information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

WORKING CAPITAL. At March 31, 2004 the Company had a working capital surplus of $257,000 (a current ratio of 1.27:1) compared to a working capital surplus at March 31, 2003 of $288,000 (a current ratio of 1.37:1). Current liabilities increased $179,000 (23%) while current assets increased $148,000 (14%). Current assets were primarily affected by an increase in oil and gas sales receivable resulting from higher commodity prices at the end of 2004 compared to the end of 2003 and the timing of oil and gas sales receipts. The increase in accrued liabilities was primarily due to the current portion of the asset retirement obligation liability recorded with the adoption of SFAS No. 143.

CASH FLOW. As previously mentioned, the Company's primary source of funding is the cash flow from its operations. Cash provided by operating activities decreased 7% from $872,000 in 2003 to $809,000 in 2004. This decrease was primarily due to the higher oil and gas receivable balance at March 31, 2004 compared to March 31, 2003 resulting from both higher commodity prices and the timing of oil and gas sales receipts. Net cash used in investing activities increased 12% from $734,000 in 2003 to $819,000 in 2004. This increase is a reflection of the greater number of opportunities presented as a result of the Company's shift in its business strategy from acquisitions to exploratory and development drilling and the ability to act on these opportunities given the current pricing environment within the oil and gas industry.

CAPITAL EXPENDITURES. Total capital expenditures in 2004 were $994,000. This included $693,000 spent on development activity, the majority of which was associated with seven wells and/or properties located in the U.S., and $191,000 spent on drilling one exploratory well in Canada and two recompletion efforts in the U.S. One acquisition accounted for the remaining $110,000 of capital expenditures. (For a detailed discussion of the Company's capital expenditure activity in 2004 see the Company Developments section of Part I, Item 1 of this report.) Most of this activity during 2004 was funded with internally generated cash flow from operations with a small portion of the funding coming from the sale of available lease and well equipment.

Basic has identified a number of exploratory and development opportunities that it expects to pursue during the year ending March 31, 2005 that would result in capital expenditures of approximately $1,000,000. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for its share of any additional acreage, seismic and/or drilling cost requirements that might arise from these opportunities. However, the Company may alter or vary all or part of these planned capital expenditures based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout or joint venture terms, lack of cash flow, lack of additional funding, if necessary, and/or other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS. The Company still holds a number of marginal, operated and non-operated properties that are no longer consistent with its operating strategy. Basic intends to continue its efforts to sell those wells where possible and plug those wells where necessary.

The adoption of SFAS No. 143 has caused the Company to carefully quantify and evaluate the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, Basic intends to continue to more actively direct and exploit these assets in the future.

OTHER. The Company recorded a valuation allowance of $1,824,000 at March 31, 2004 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects the Company's belief that the benefits from the deferred tax assets will more than likely not be realized. (See Note 9 to the Consolidated Financial Statements.)

IMPACT OF INFLATION. Inflation has not had a material impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, the Company requires capital to fund its exploratory and development drilling efforts, and the acquisition of additional properties as well as any development and enhancement of these acquired properties. Given the current price of the Company's stock, management believes it would be difficult to raise additional equity capital. Furthermore, the Company has only a very limited available debt capacity. Therefore, should management identify additional drilling or acquisition opportunities beyond those mentioned above, there can be no assurance that the necessary funds will be available. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally generated cash flow from operations.

OTHER COMMITMENTS. The Company has no obligations to purchase additional, or sell any existing, oil and gas property. Basic also does not have any other commitments beyond its office lease and software maintenance contracts.

Results of Operations
---------------------

Fiscal 2004 Compared with Fiscal 2003

OVERVIEW. Net income for the year ended March 31, 2004 (2004) was $1,256,000 compared to net income of $434,000 for the year ended March 31, 2003 (2003). However, net income for 2004 includes income of $562,000 that represents the cumulative effect of the change in accounting principle due to the implementation during 2004 of Statement of Financial Accounting Standards No. 143 (SFAS 143). Additional information concerning this change in accounting principle appears in Note 2 to the Consolidated Financial Statements. Excluding the cumulative effect of the change in accounting principle, operations in 2004 resulted in net income of $694,000 compared to net income of $434,000 in 2003, an increase of 60 percent.

REVENUES. Oil and gas sales revenue increased $416,000 (16%) in 2004 over 2003 as a result of higher commodity prices. Oil sales revenue alone increased $131,000 (6%). A $212,000 positive variance due to higher oil prices in 2004 compared to 2003 was partially offset by a negative variance of $81,000 resulting from a drop in sales volume. Gas sales revenue alone increased $285,000 (124%) in 2004 over 2003. An increase in sales volume contributed $82,000 to 2004 gas sales revenue while higher gas prices added $203,000 to 2004 gas sales revenue relative to 2003.

VOLUMES AND PRICES. Total oil sales volume decreased 3% from 86,100 barrels in 2003 to 83,100 barrels in 2004 while the average price per barrel rose 9% from $27.03 in 2003 to $29.58 in 2004. Total gas sales volume increased 36% from 84 million cubic feet in 2003 to 114 million cubic feet in 2004 while the average price per Mcf jumped 65%, from $2.72 in 2003 to $4.49 in 2004. The decrease in oil sales volume was primarily due to normal production decline while the increase in gas sales volume was mainly due to the two re-fracs and the two J-Sand deepenings on Basic's Antenna Federal property (see the Company Developments section of Part 1, Item 1 of this report). On an equivalent barrel of oil (BOE) basis, sales volume increased 2% from 100,000 BOE in 2003 to 102,000 BOE in 2004.

EXPENSES. Oil and gas production expense decreased $140,000 (10%) in 2004 from 2003. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $23,000 (2%) from $1,056,000 in 2003 to $1,079,000 in 2004. On the other hand, workover expense declined $163,000 (44%) from $369,000 in 2003 to $206,000 in 2004. On an equivalent barrel basis, routine lease operating expense increased slightly from $10.54 per BOE in 2003 to $10.56 in 2004 while workover expense dropped 46% from $3.69 in 2003 to $2.01 per BOE in 2004.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are a function of sales revenue, increased $39,000 (20%) in 2004 over 2003. Also contributing to the increase was the repeal of Montana severance tax incentives beginning in July 2003 due to higher oil prices. Production taxes as a percent of oil and gas sales revenue saw a modest increase from 7.8% in 2003 to 8.0% in 2004.

A 6% decrease in oil and gas production expense and production taxes combined and the 2% increase in equivalent-barrel volume sales in 2004 over 2003 resulted in an 8% decline in the overall lifting cost per equivalent barrel from $16.22 in 2003 to $14.90 in 2004. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation, depletion and impairment expense increased $60,000 (23%) in 2004 over 2003 primarily due to a $90,000 ceiling limitation charge applicable to the Company's Canadian operations. Excluding this charge, depreciation and depletion expense decreased $30,000 in 2004 from 2003 primarily because of the increase in estimated oil and gas reserves at year-end 2004 compared to estimated reserves at year-end 2003 (see Note 12 to the Consolidated Financial Statements). With respect to U.S. operations, depreciation and depletion expense per BOE declined 13% from $2.52 per BOE in 2003 to $2.19 in 2004.

As a result of implementing SFAS 143 during 2004, the Company recorded a $37,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $114,000. Because SFAS 143 was adopted in 2004, there were no comparable expense items in 2003. Additional information concerning the adoption of SFAS 143 can be found in Note 2 to the Consolidated Financial Statements.

Gross general and administrative (G&A) expense increased $32,000 (7%) while net G&A expense increased $44,000 (18%) in 2004 over 2003. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in gross G&A expense was primarily due to a rise in employee benefits in 2004 relative to 2003. The increase in net G&A expense was a combination of the higher employee benefits and a reduction in the amount of overhead that the Company was able to allocate to its operated properties. The percentage of gross G&A expense that the Company was able to charge out to operated wells was 42% in 2004 compared to 48% in 2003. Due primarily to the drop in equivalent barrel sales, net G&A expense per BOE increased 16% from $2.42 in 2003 to $2.80 in 2004.

OTHER INCOME/EXPENSE. Other income/expense declined from zero in 2003 to a net expense of $2,000 in 2004 primarily as a result of a drop in interest income due to lower average cash balances during 2004 compared to 2003.

Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                           2004          2003        2002
                                                         ---------    ---------    ---------
Production:
         Oil (barrels)...............................       83,100       86,100       97,500
         Gas (Mcf)...................................      114,500       84,200       83,900
Revenue: (in thousands)
         Oil      ...................................    $   2,458    $   2,327    $   2,122
         Gas      ...................................          514          229          211
                                                         ---------    ---------    ---------

         Total    ...................................        2,972        2,556        2,333
Less: Total production expense (in thousands)(1).....        1,523        1,624        1,879
                                                         ---------    ---------    ---------

Gross profit (in thousands)..........................    $   1,449    $     932    $     454
                                                         =========    =========    =========

Depletion expense (in thousands).....................    $     224    $     253    $     230
General and administrative expense
         (in thousands)..............................    $     286    $     242    $     238

Average sales price(2)
         Oil (per barrel)............................    $   29.58    $   27.03    $   21.77
         Gas (per Mcf)...............................         4.49         2.72         2.52
Average production expense(1,2,3)....................        14.90        16.22        16.86
Average gross profit(2,3)............................        14.18         9.30         4.08
Average depletion expense(2,3).......................         2.19         2.52         2.06
Average general and administrative expense(2,3)......         2.80         2.42         2.13

--------------------------

1    Operating expenses, including production tax
2    Averages calculated based upon non-rounded figures
3    Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

                                       18

Recent Accounting Pronouncements
--------------------------------

A reporting issue has arisen regarding the application of certain provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) to companies in the extractive industries, including oil and gas exploration and production companies. The issue is whether the provisions of SFAS 142 require registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Basic has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas property. If it is ultimately determined that SFAS 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, Basic would be required to reclassify approximately $815,000 at March 31, 2004 out of oil and gas property and into a separate intangible asset line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 2004 and 2003

                                                                          Page
                                                                         ------

Report of Independent Registered Public Accounting Firm  -
  Hein & Associates LLP..............................................         21

Consolidated Balance Sheets..........................................    22 - 23

Consolidated Statements of Operations................................         24

Consolidated Statements of Shareholders' Equity......................         25

Consolidated Statements of Cash Flows................................         26

Notes to Consolidated Financial Statements...........................    27 - 38

                                     ITEM 7
                              FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective April 1, 2003.



/s/ HEIN & ASSOCIATES LLP
-------------------------
HEIN & ASSOCIATES LLP

Denver, Colorado
June 2, 2004


                           Basic Earth Science Systems, Inc.

                              Consolidated Balance Sheets


                                                                    At March 31,
Assets
------                                                         2004            2003
                                                           ------------    ------------
Current assets:
         Cash and cash equivalents                         $    424,000    $    434,000
         Accounts receivable:
                Oil and gas sales                               438,000         234,000
                Joint interest and other receivables            258,000         286,000
                Allowance for doubtful accounts                 (70,000)        (60,000)
         Other current assets                                   173,000         181,000
                                                           ------------    ------------

                Total current assets                          1,223,000       1,075,000
                                                           ------------    ------------



Property and equipment:
         Oil and gas properties (full cost method)           35,865,000      34,504,000
         Furniture, fixtures and equipment                      331,000         322,000
                                                           ------------    ------------

                                                             36,196,000      34,826,000
Accumulated depreciation                                       (294,000)       (286,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $15,051,000 at March 31,
         2004 and $14,961,000 at March 31, 2003)            (31,589,000)    (32,340,000)
                                                           ------------    ------------

Net property and equipment                                    4,313,000       2,200,000
Other non-current assets                                        214,000         138,000
                                                           ------------    ------------

                Total non-current assets                      4,527,000       2,338,000
                                                           ------------    ------------

Total assets                                               $  5,750,000    $  3,413,000
                                                           ============    ============



             See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.

                           Consolidated Balance Sheets


                                                           At March 31,
Liabilities and Shareholders' Equity
------------------------------------                   2004            2003
                                                   ------------    ------------
Current liabilities:
         Accounts payable                          $    256,000    $    289,000
         Accrued liabilities                            710,000         498,000
                                                   ------------    ------------

                Total current liabilities               966,000         787,000
                                                   ------------    ------------

Long-term liabilities:
         Long-term debt                                    --              --
         Asset retirement obligation                    902,000            --
                                                   ------------    ------------

Commitments (Note 6)

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                          --              --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 16,879,752 shares at
                    March 31, 2004 and 2003              17,000          17,000
         Additional paid-in capital                  22,692,000      22,692,000
         Treasury stock (349,265 shares at March
              31, 2004 and 2003); at cost               (23,000)        (23,000)
         Accumulated deficit                        (18,804,000)    (20,060,000)
                                                   ------------    ------------

Total shareholders' equity                            3,882,000       2,626,000
                                                   ------------    ------------

Total liabilities and shareholders' equity         $  5,750,000    $  3,413,000
                                                   ============    ============



          See accompanying notes to consolidated financial statements.


                              Basic Earth Science Systems, Inc.

                            Consolidated Statements of Operations

                                                                     Years Ended March 31,
                                                                      2004           2003
                                                                  -----------    -----------
Revenues:
      Oil and gas sales                                           $ 2,972,000    $ 2,556,000
      Well service revenue                                             15,000         30,000
                                                                  -----------    -----------

      Total revenues                                                2,987,000      2,586,000
                                                                  -----------    -----------

Expenses:
      Oil and gas production                                        1,285,000      1,425,000
      Production tax                                                  238,000        199,000
      Well servicing expenses                                          15,000         30,000
      Depreciation, depletion and impairment                          316,000        256,000
      Accretion of asset retirement obligation                         37,000           --
      Asset retirement expense                                        114,000           --
      General and administrative                                      286,000        242,000
                                                                  -----------    -----------

      Total expenses                                                2,291,000      2,152,000
                                                                  -----------    -----------

Income from operations                                                696,000        434,000
                                                                  -----------    -----------

Other Income (Expense):
      Interest and other income                                         3,000          7,000
      Interest and other expenses                                      (5,000)        (7,000)
                                                                  -----------    -----------

      Total other income                                               (2,000)          --
                                                                  -----------    -----------
Income before income taxes and cumulative effect of
      change in accounting principle                                  694,000        434,000
Income taxes                                                             --             --
                                                                  -----------    -----------
Income before cumulative effect of change in
      accounting principle                                            694,000        434,000
Cumulative effect of change in accounting principle, net of tax       562,000           --
                                                                  -----------    -----------

Net income                                                        $ 1,256,000    $   434,000
                                                                  ===========    ===========

Per share amounts:
      Basic:    Before change in accounting principle             $     0.042    $     0.026
                Change in accounting principle                          0.034          --
                                                                  -----------    -----------
                Net income                                        $     0.076    $     0.026
                                                                  ===========    ===========

      Diluted:  Before change in accounting principle                   0.041          0.026
                Change in accounting principle                          0.033          --
                                                                  -----------    -----------
                Net income                                        $     0.074    $     0.026
                                                                  ===========    ===========

Weighted average common shares outstanding:
      Basic                                                        16,530,487     16,530,487
      Diluted                                                      16,904,086     16,768,346


                 See accompanying notes to consolidated financial statements.


                                         Basic Earth Science Systems, Inc.

                                  Consolidated Statements of Shareholders' Equity

                                        Years Ended March 31, 2004 and 2003



                                 Common stock            Additional           Treasury stock
                          ---------------------------     paid-in      ----------------------------    Accumulated
                             Shares       Par value       capital         Shares          Amount          deficit
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 1, 2002      16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(20,494,000)

Net income                        --             --             --             --              --           434,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2003     16,879,752         17,000     22,692,000       (349,265)        (23,000)    (20,060,000)

Net income                        --             --             --             --              --         1,256,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004     16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(18,804,000)
                          ============   ============   ============   ============    ============    ============



                           See accompanying notes to consolidated financial statements.


                             Basic Earth Science Systems, Inc.

                           Consolidated Statements of Cash Flows


                                                                    Years Ended March 31,

                                                                     2004           2003
                                                                 -----------    -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income                                                 $ 1,256,000    $   434,000
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Cumulative effect of change in accounting principle        (562,000)          --
         Depreciation, depletion and impairment                      316,000        256,000
         Accretion of asset retirement obligation                     37,000           --
         Change in:
             Net accounts receivable                                (166,000)       173,000
             Other assets                                              2,000          4,000
             Accounts payable and accrued liabilities                (81,000)        (4,000)
             Other                                                     7,000          9,000
                                                                 -----------    -----------

         Net cash provided by operating activities                   809,000        872,000
                                                                 -----------    -----------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas property                                       (994,000)      (739,000)
         Support equipment                                           (10,000)          --
      Purchase of lease and well equipment inventory                 (31,000)        (3,000)
      Proceeds from sale of oil and gas property and equipment       175,000          7,000
      Proceeds from sale of lease and well equipment inventory        41,000          1,000
                                                                 -----------    -----------

         Net cash used in investing activities                      (819,000)      (734,000)
                                                                 -----------    -----------

Cash flows from financing activities:
      Long-term debt payments                                           --             --
      Proceeds from borrowing                                           --             --
                                                                 -----------    -----------

          Net cash used in financing activities                         --             --
                                                                 -----------    -----------

Cash and cash equivalents:
      Increase (decrease) in cash and cash equivalents               (10,000)       138,000
      Balance, beginning of year                                     434,000        296,000
                                                                 -----------    -----------

      Balance, end of year                                       $   424,000    $   434,000
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $     5,000    $     7,000



               See accompanying notes to consolidated financial statements.

                                            26

                        Basic Earth Science Systems, Inc.

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies
     ------------------------------------------

ORGANIZATION AND NATURE OF OPERATIONS. Basic Earth Science Systems, Inc. (Basic or the Company), was originally organized in July 1969 and became a public company in 1980. The Company is principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. The Company's primary areas of operation are the U.S. and Canadian sides of the Williston basin in North Dakota, Montana and Saskatchewan, south Texas and the Denver-Julesburg basin in Colorado.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Basic Earth Science Systems, Inc. (Basic or the Company) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. With respect to its U.S. operations, Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2004 or 2003. The Company did, however, take a $90,000 ceiling limitation charge in the year ended March 31, 2004 related to its Canadian operations.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2004 and 2003, Basic reduced the carrying value of its oil and gas properties $175,000 and $7,000, respectively, as a result of the sale of its interest in certain oil and gas properties and equipment.

The majority of Basic's operated oil reserves are located in the Williston basin of North Dakota and Montana and in south Texas, and the majority of Basic's operated gas reserves are located in Colorado's Denver-Julesburg basin and in the on-shore Texas Gulf Coast region.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion expense per equivalent barrel of production was $2.19 and $2.52 for the years ended March 31, 2004 and 2003, respectively.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, which may influence the production, processing, marketing, and pricing of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.

SUPPORT EQUIPMENT AND OTHER. Support equipment (including such items as vehicles, office furniture and equipment, and well servicing equipment) is stated at cost. Depreciation of support equipment and other property is computed using various methods over periods ranging from five to seven years.

INVENTORY. Inventory, consisting primarily of tubular goods and oil field equipment, is stated at the lower of cost or market, cost being determined by the FIFO method.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

LONG-TERM ASSETS. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in evaluating all long-lived assets except the full cost pool for possible impairment. Under SFAS No. 144, long-lived assets and certain intangibles are reported at the lower of cost or their estimated recoverable amounts.

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2004 and 2003:

                                                               Years Ended March 31,
                                                                2004          2003
                                                            -----------   -----------
Numerator:
   Net income available to common shareholders before
      cumulative effect of change in accounting principle   $   694,000   $   434,000
   Cumulative effect of change in accounting principle          562,000          --
                                                            -----------   -----------

   Net income available to common shareholders              $ 1,256,000   $   434,000
                                                            ===========   ===========

Denominator:
   Denominator for basic earnings per share                  16,530,487    16,530,487
   Effect of dilutive securities:
      Stock options                                             373,599       237,859
                                                            -----------   -----------

   Denominator for diluted earnings per share                16,904,086    16,768,346
                                                            ===========   ===========


All options currently issued and outstanding were included in the computation of diluted earnings per share for the year ended March 31, 2004. For the year ended March 31, 2003 options to purchase 25,000 shares of common stock at a strike price of $0.150 and options to purchase 25,000 shares at an exercise price of $0.175 were excluded from the computation of diluted earnings per share. These shares were excluded due to the fact that the exercise price of the options was greater than the average market price of the common shares during the year. See
Note 7 below for further discussion of the Company's stock options.

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

SFAS No. 123, "Accounting for Stock-Based Compensation," and related statements requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                              Years Ended March 31,
                                                2004         2003
                                             ----------   ----------
           Net income:
             As reported                     $1,256,000   $  434,000
             Less effect of recording fair
               value of stock options             3,000        3,000
                                             ----------   ----------

             Pro forma                       $1,253,000   $  431,000
                                             ==========   ==========
           Basic earnings per share:
             As reported                     $    0.076   $    0.026
             Pro forma                       $    0.076   $    0.026
           Diluted earnings per share:
             As reported                     $    0.074   $    0.026
             Pro forma                       $    0.074   $    0.026

COMPREHENSIVE INCOME. Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. There was no difference between net income and comprehensive income for 2004 or 2003.

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

HEDGING ACTIVITIES. Basic accounts for its hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of these derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2004 and 2003 the Company did not participate in any hedging activities. Basic had no open futures or option contracts in place at either March 31, 2004 or March 31, 2003.

The Company recognizes the benefits of stabilizing volatile oil and gas prices via hedging instruments. The fact that Basic did not hedge any of its oil or gas production during fiscal 2004 or 2003 should not be construed as a change in Company policy. Rather, it reflects the high level of backwardation in the current futures market and, as a result, the high cost/inability to hedge future sales at current prices. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

RECENT ACCOUNTING PRONOUNCEMENTS. A reporting issue has arisen regarding the application of certain provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) to companies in the extractive industries, including oil and gas exploration and production companies. The issue is whether the provisions of SFAS 142 require registrants to classify the costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, Basic has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas property. If it is ultimately determined that SFAS 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, Basic would be required to reclassify approximately $815,000 at March 31, 2004 out of oil and gas property and into a separate intangible asset line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full-cost accounting rules.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net income.

2.   Change in Accounting Principle
     ------------------------------

Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" was adopted by the Company on April 1, 2003. SFAS 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Basic owns oil and gas properties that require expenditures to plug and abandon when reserves in the wells are depleted. Under SFAS 143 these future expenditures are recorded in the period the liability is incurred (at the time the wells are drilled and completed or acquired). The effect of this standard on the Company's financial condition and results of operations upon adoption at April 1, 2003 was a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset-retirement liability of $106,000, a long-term asset-retirement liability of $1,018,000 and a corresponding cumulative effect of change in accounting principle of $562,000. These adjustments impact areas within the Statement of Operations and Statement of Cash Flows for the year ended March 31, 2004 that rely on these balances. As such, because prior periods are not restated, the adjustments made in the year ended March 31, 2004 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS 143.

The following table summarizes Basic's fiscal 2004 activity related to the accounting for asset retirement obligations:

                                                                 2004
                                                             -----------
       Asset retirement obligation at April 1, 2003          $ 1,124,000
       Accretion of asset retirement obligation including
           revision of estimates                                  37,000
       Plugging and abandonment costs incurred                  (127,000)
                                                             -----------

       Asset retirement obligation at March 31, 2004         $ 1,034,000
                                                             ===========

       Current liability                                     $   132,000
       Long-term liability                                       902,000
                                                             -----------

       Total asset retirement obligation at March 31, 2004   $ 1,034,000
                                                             ===========

The asset retirement expense recorded in the year ended March 31, 2004 represents plugging and abandonment costs in excess of the estimated asset retirement obligation recorded with the adoption of SFAS 143. The Company based its initial estimates on its knowledge and experience plugging wells in earlier years. The excess is due to higher than anticipated labor and rig costs within certain areas.

3.   Other Current Assets
     --------------------

Other current assets at March 31, 2004 and 2003 consisted of the following:

                                                   2004       2003
                                                 --------   --------

            Lease and well equipment inventory   $156,000   $169,000
            Other current assets                   17,000     12,000
                                                 --------   --------

            Total other current assets           $173,000   $181,000
                                                 ========   ========

The lease and well equipment inventory represents well site production equipment owned by the Company that has been removed from wells that Basic operates. This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well. In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale. This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. This equipment is intended for re-sale to third parties at current fair market prices. Sale of this equipment is expected to occur in less than one year. This policy does not preclude the Company from further transferring serviceable equipment to other wells that Basic operates on an as-needed basis.

4.   Other Non-Current Assets
     ------------------------

Other non-current assets at March 31, 2004 and 2003 consisted of the following:

                                                   2004       2003
                                                 --------   --------

            Lease and well equipment inventory   $145,000   $ 69,000
            Plugging bonds                         69,000     69,000
                                                 --------   --------

            Total other non-current assets       $214,000   $138,000
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

Plugging bonds represent Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where Basic operates wells.

5.   Long-Term Debt
     --------------

BANK DEBT. In March 2002 Basic established a new banking relationship with American National Bank (the Bank) (formerly The Bank of Cherry Creek), located in Denver, Colorado. Under the terms of its loan agreement the Company has a $1,000,000 line of credit that had an initial borrowing base of $400,000. In January 2004, based on a borrowing base re-determination performed by the Bank, the borrowing base was increased to the full $1,000,000 amount of the line of credit. The amortization schedule calls for interest only payments through June 2004 with monthly principal payments of $35,000 plus interest from July 2004 through June 2005. Any outstanding loan balance will be due and payable on December 31, 2006. The next scheduled borrowing base review is in July 2004.

Under this new credit facility, the Company must maintain certain covenants with regard to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. One specific covenant requires Basic to maintain a net worth of at least $1,750,000, unless reduction below this value is due to a ceiling test write-down, in which case the Company will maintain a minimum net worth of $1,500,000. Another covenant obligates Basic to maintain a current ratio of at least 1:1 inclusive of unused borrowing capacity and exclusive of the current portion of long-term debt. The Company was in compliance with all covenants at March 31, 2004.

This new facility is collateralized by a significant portion of the Company's oil and gas production. The interest rate is the prime rate plus 2%. At March 31, 2004 and 2003, Basic's effective annual interest rate was 6.00% and 6.25%, respectively.

As of June 2, 2004 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

6.   Commitments
     -----------

The Company currently leases approximately 2,300 square feet of office space in downtown Denver, Colorado from an independent third party. Effective March 1, 2003 Basic renewed the lease agreement for a five-year term through February 2008 at $15.50 per square foot, or slightly less than $3,000 per month. Office rent expense was approximately $36,000 and $46,000 in each of the years ended March 31, 2004 and 2003, respectively.

Effective in March 2001 the Company entered into an agreement to lease a new accounting software program for one year at a cost of $1,600 per month. Basic has extended this lease agreement and is currently leasing the program on a month-to-month basis. In June 2004, facing a 100 percent increase in the monthly lease cost, the Company elected to purchase for $27,000 its own three-user software license effective July 1, 2004. Basic will continue to lease space on the server that it currently utilizes for $500 per month and is obligated to pay approximately $400 per month in software maintenance costs.

7.   Shareholders' Equity
     --------------------

STOCK OPTION PLAN. Dating back to 1995, the shareholders of Basic approved the 1995 Incentive Stock Option Plan (the Plan) authorizing option grants to employees and outside directors to purchase up to 1,000,000 shares of the Company's common stock. Options are granted to employees at the discretion of the compensation committee. During the years ended March 31, 2004 and 2003 no such options were granted. With respect to outside directors, on each July 27 anniversary date of the plan, a non-discretionary grant of 25,000 options is issued to each outside director for services rendered. As such, in each of the years ended March 31, 2004 and 2003 the Company granted options to purchase 25,000 shares of its common stock to its outside director. Option holders may exercise their options at prices ranging from $0.0325 to $0.175 per share (which approximated the fair market value at the date of grant) over a period not to exceed ten years beginning on the grant date, provided they remain directors or employees of the Company. As of March 31, 2004 no options had been exercised.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

                                            2004                    2003
                                    --------------------   --------------------
                                                Weighted               Weighted
                                                 Average                Average
                                                Exercise               Exercise
                                      Shares     Price       Shares      Price
                                    ---------   --------   ---------   --------

Outstanding, beginning of year        590,000   $ 0.0863     565,000   $ 0.0834

    Granted                            25,000     0.1600      25,000     0.1500
    Cancelled                            --        --           --        --
    Exercised                            --        --           --        --
                                    ---------   --------   ---------   --------

Outstanding, end of year              615,000   $ 0.0892     590,000   $ 0.0863
                                    =========   ========   =========   ========

Options exercisable, end of year      615,000   $ 0.0892     590,000   $ 0.0863
                                    =========   ========   =========   ========

Weighted average fair value of
  options granted during the year               $ 0.1600               $ 0.1500
                                                ========               ========

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plan and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Basic estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in the year ended March 31, 2004: dividend yield of 0 percent; expected volatility of approximately 50 percent; risk-free interest rate of 3.90 percent; and expected life of ten years for the options. The following assumptions were used for options granted in the year ended March 31, 2003: dividend yield of 0 percent for all years; expected volatility of approximately 90 percent; risk-free rate of 4.93 percent; and expected ten year life for the options.

Under the accounting provisions for SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                          Years Ended March 31,
                                                            2004         2003
                                                         ----------   ----------
Net income:
  As reported                                            $1,256,000   $  434,000
  Less effect of recording fair value of stock options        3,000        3,000
                                                         ----------   ----------

  Pro forma                                              $1,253,000   $  431,000
                                                         ==========   ==========
Basic earnings per share:
    As reported                                          $    0.076   $    0.026
    Pro forma                                            $    0.076   $    0.026
  Diluted earnings per share:
    As reported                                          $    0.074   $    0.026
    Pro forma                                            $    0.074   $    0.026

The following table provides a summary of the stock options outstanding at March 31, 2004:

               Options Outstanding                         Options Exercisable
---------------------------------------------------      -----------------------
                             Weighted
                              Average      Weighted                    Weighted
   Range of       Number     Remaining      Average        Number       Average
   Exercise    Outstanding  Contractual    Exercise      Exercisable   Exercise
    Prices      at 3/31/04     Life         Price         at 3/31/04     Price
-------------   ---------   ----------     ---------      ---------    ---------

$      0.0325      50,000   4.33 years     $  0.0325         50,000    $  0.0325
       0.0420      50,000   5.33              0.0420         50,000       0.0420
       0.0650     150,000   2.33              0.0650        150,000       0.0650
       0.0781     100,000   1.33              0.0781        100,000       0.0781
       0.0900      50,000   3.33              0.0900         50,000       0.0900
       0.1150      90,000   3.67              0.1150         90,000       0.1150
       0.1325      50,000   6.33              0.1325         50,000       0.1325
       0.1500      25,000   8.33              0.1500         25,000       0.1500
       0.1600      25,000   9.33              0.1600         25,000       0.1600
       0.1750      25,000   7.33              0.1750         25,000       0.1750
-------------   ---------   ----------     ---------      ---------    ---------

$.0325-0.1750     615,000   3.91 years     $  0.0892        615,000    $  0.0892
=============   =========   ==========     =========      =========    =========

8.   Major Customers
     ---------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 2004 and 2003 are as follows:

                                                  2004   2003
                                                  ----   ----

                   Murphy Oil USA, Inc.            36%    38%
                   Valero Marketing & Supply Co.   22%    25%

It is not expected that the loss of either of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.

9.   Income Tax
     ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no income tax expense during the years ended March 31, 2004 and 2003.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2004 and 2003 is as follows:

                                                        2004         2003
                                                     ---------    ---------

   Federal income tax provision at statutory rates   $ 459,000    $ 148,000
   State income tax                                     42,000       14,000
   Utilized net operating loss carryforward             (5,000)     (89,000)
   Change in valuation allowance                      (273,000)    (159,000)
   Other                                              (223,000)      86,000
                                                     ---------    ---------

   Income tax expense (benefit)                      $    --      $    --
                                                     =========    =========

The Company recorded a valuation allowance of $1,824,000 and $1,551,000 at March 31, 2004 and 2003, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized.

The components of the net deferred tax assets and liabilities are shown below:

                                             For the Years Ended March 31,

                                                  2004           2003
                                              -----------    -----------

      Allowance for doubtful accounts         $    26,000    $    22,000
      Asset retirement obligation                 384,000           --
      Net operating loss carryforward             153,000        118,000
      Statutory depletion carryforward          1,527,000      1,493,000
                                              -----------    -----------

      Total gross deferred tax assets           2,090,000      1,633,000
      Valuation allowance                      (1,824,000)    (1,551,000)
                                              -----------    -----------

      Net deferred tax asset                      266,000         82,000
      Deferred tax liability - depreciation
            and depletion                        (266,000)       (82,000)
                                              -----------    -----------

      Net deferred taxes                      $      --      $      --
                                              ===========    ===========

As of March 31, 2004 the Company has a net operating loss carryforward for tax purposes of approximately $400,000 that expires in the years ending March 31, 2008 through 2014.

10.  Related Party Transactions
     --------------------------

It is Company policy that officers or directors may assign to, or receive assignments from, Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company's policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the years ended March 31, 2004 and 2003 none of the Company's officers or directors participated with Basic in any of its oil and gas transactions. In prior years, Ray Singleton, president of Basic, has participated with the Company in certain acquisitions. With respect to his working interest in the seven wells in which he participates, at March 31, 2004 and 2003 the Company had approximate receivables of $7,000 and $14,000, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs. Also at March 31, 2004 and 2003, the Company had approximate $1,000 and $2,000 payables to him, respectively, for his share of net revenue from these wells.

11.  401(k) Plan
     -----------

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. Basic matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are fully vested when made. In the years ended March 31, 2004 and 2003, Basic contributed approximately $11,000 and $10,000, respectively, to the Plan.

12.  Unaudited Oil and Gas Reserve Information
     -----------------------------------------

At March 31, 2004 and 2003, 94 and 87 percent, respectively, of the estimated oil and gas reserves presented herein were derived from reports prepared by Heinle & Associates, Inc., an independent petroleum engineering firm. The remaining 6 and 13 percent of the reserve estimates, respectively, were prepared internally by Basic's management. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed 89 percent of the Company's oil production and 98 percent of its gas production in the year ended March 31, 2004. Other properties contributed only marginal amounts to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the year ended March 31, 2003 there were acquisitions of certain properties that were not included in that year's reserve analysis.

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

ANALYSIS OF CHANGES IN PROVED RESERVES. Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following two tables:

                            Proved Developed Reserves
                            -------------------------

                                                    Oil and
                                                  natural gas    Natural
                                                    liquids        gas
                                                    (Bbls)        (Mcf)
                                                  ----------    ----------

    Proved developed reserves at March 31, 2002      623,000       578,000

    Revisions of previous estimates                  113,000       116,000
    Extensions and discoveries                          --            --
    Sales of reserves in place                          --            --
    Improved recovery                                   --            --
    Purchase of reserves                               7,000          --
    Production                                       (86,000)      (84,000)
                                                  ----------    ----------

    Proved developed reserves at March 31, 2003      657,000       610,000

    Revisions of previous estimates                  225,000       225,000
    Extensions and discoveries                        29,000       268,000
    Sales of reserves in place                          --            --
    Improved recovery                                 10,000       116,000
    Purchase of reserves                              20,000          --
    Production                                       (83,000)     (114,000)
                                                  ----------    ----------

    Proved developed reserves at March 31, 2004      858,000     1,105,000
                                                  ==========    ==========

All of the Company's oil and gas reserves are classified as Proved Developed. Basic did not record any undeveloped reserves at March 31, 2004 or 2003.

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                 Costs Incurred
                                 --------------

                                        Years Ended March 31

                                          2004       2003
                                        --------   --------

                    Development costs   $693,000   $443,000
                    Exploration costs    191,000    299,000
                    Acquisitions:
                         Proved          110,000     37,000
                         Unproved           --         --
                                        --------   --------

                    Total               $994,000   $779,000
                                        ========   ========

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end (March 31) prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 2004 and 2003. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows
       ------------------------------------------------------------------

                                                       At March 31,

                                                   2004            2003
                                               ------------    ------------

   Future cash inflows                         $ 33,660,000    $ 21,838,000
   Future cash outflows:
        Production cost                         (17,444,000)    (12,862,000)
        Development cost                            (33,000)           --
                                               ------------    ------------

   Future net cash flows before income taxes     16,183,000       8,976,000
   Future income taxes                           (3,423,000)     (1,100,000)
                                               ------------    ------------

   Future net cash flows                         12,760,000       7,876,000
   Adjustment to discount future
        annual net cash flows at 10%             (5,303,000)     (3,000,000)
                                               ------------    ------------
   Standardized measure of discounted
        future net cash flows                  $  7,457,000    $  4,876,000
                                               ============    ============

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2004 and 2003.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                       Years Ended March 31,

                                                        2004           2003
                                                     -----------    -----------

Standardized measure, beginning of period            $ 4,876,000    $ 3,125,000

Sales of oil and gas, net of production cost          (1,449,000)      (932,000)

Net change in sales prices, net of production cost     1,119,000      1,950,000

Discoveries, extensions and improved recoveries,
     net of future development cost                    1,455,000           --

Change in future development costs                       (32,000)          --

Purchase of reserves                                     218,000         13,000

Sales of reserves in place                                  --             --

Revisions of quantity estimates                        2,260,000      1,020,000

Accretion of discount                                    541,000        343,000

Net change in income taxes                              (922,000)      (228,000)

Changes in rates of production and other                (609,000)      (415,000)
                                                     -----------    -----------

Standardized measure, end of period                  $ 7,457,000    $ 4,876,000
                                                     ===========    ===========







                           (Intentionally left blank.)

                                     ITEM 8
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     ITEM 8A
                             CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Ray Singleton, Chief Executive Officer, and David Flake, Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Messrs. Singleton and Flake have concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 2004 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 2004 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 2004 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 2004 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit No.    Document
-----------    -------------------------------------
  3i(1)        Restated Certificate of Incorporation included in Basic's Form
               10-K for the year ended March 31, 1981

  3i(1)        By-laws included in Basic's Form S-1 filed October 24, 1980

  3i(1) Certificate of Amendment to Basic's Restated Certificate of Incorporation dated March 31, 1996

10(i)a(1)      Loan Agreement between The Bank of Cherry Creek and Basic, dated
               March 4, 2002

10(ii)(1)      Oil and Gas Incentive Compensation Plan included in Basic's Form
               10-K for the year ended March 31, 1985

  21(1) Subsidiaries of Basic included in Basic's Form 10-KSB for the year ended March 31, 2002

  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)

  32.1 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

  32.2 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

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

                                     ITEM 14
                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item will be in Basic's 2004 Proxy Statement, which is incorporated herein by reference.


                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                   Date
                                                   ----


/s/ Ray Singleton                                  June 23, 2004
-----------------                                  -------------
Ray Singleton, President



/s/ David Flake                                    June 23, 2004
---------------                                    -------------

David Flake, Chief Financial Officer and
Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                  Date
-----------------                                  ----


/s/ David Flake                                    June 23, 2004
---------------                                    -------------
David Flake, Director



/s/ Edgar J. Huffman                               June 23, 2004
--------------------                               -------------
Edgar J. Huffman, Director



/s/ Ray Singleton                                  June 23, 2004
-----------------                                  -------------
Ray Singleton, Director