Form 10KSB/A
period 2004-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2004-07-29
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

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

As of June 23, 2004, 16,580,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $5,843,000.

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 2004

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
         Item 9.    Directors, Executive Officers, Promoters and
                    Control Persons; Compliance With
                    Section 16(a) of the Exchange Act.......................  3

         Item 10.   Executive Compensation..................................  5

         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management..........................................  7

         Item 12.   Certain Relationships and Related Transactions..........  8

         Item 13.   Exhibits and Reports on Form 8-K........................  8

         Item 14.   Principal Accountant Fees and Services..................  8

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

David Flake (49) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1995.

Edgar J. Huffman (64) was elected to the Board of Directors in May 1993. During the past five years Mr. Huffman served as a director of Visa Industries, Inc. until his resignation from the board on July 1, 2004. Visa Industries is an oil and gas producer located in Phoenix, Arizona that is publicly traded on the over-the-counter market. He currently serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University's Graduate School of Business.

Ray Singleton (53) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. In this capacity he was employed by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University's Executive MBA Program in 1992.

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

Board Committees and Attendance
-------------------------------
The Company's Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During both the fiscal years ended March 31, 2004 (fiscal
2004) and March 31, 2003 (fiscal 2003) these discussions required no formal board action. As such, no official board meetings were held.

In May 1993 the Board established an Audit Committee consisting of Messrs. Flake and Huffman, both outside directors at the time. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, operations, and internal controls implemented by Basic's management.

As of the date of this report, Basic's board of directors has not designated its audit committee financial expert. During fiscal 2005 the Company expects to expand its board of directors and believes that expansion will include an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence. However, the Company cautions, given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, may prove difficult. Furthermore, director compensation and insurance premiums could prove costly. Accordingly, the Company may alter or vary its plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which the Company is not able to anticipate.

In June 1993 the Board formed a Compensation Committee that currently consists of Messrs. Huffman and Flake. This committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, and is empowered to review general policy matters, including compensation and benefits, pertaining to the employees of the Company.

Basic does not have a Nominating Committee.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------
Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and shareholders of more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission (SEC). Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

As a result of the new electronic filing requirements for all Section 16 filings, Basic now submits all Section 16 reports on behalf of its officers and directors. Due to delays in instituting an electronic filing system, the Company filed late reports on behalf of Messrs. Flake, Huffman and Singleton for fiscal 2004.

Code of Ethics
--------------
The Company has adopted a Code of Ethics as defined in Item 406 of Regulation S-B that applies to its directors, principal executive and financial officer and persons performing similar functions. Basic will provide a copy of its Code of Ethics, without charge, to any investor that requests it. Requests should be addressed in writing to David Flake, Corporate Secretary, 1801 Broadway, Suite 620, Denver, Colorado 80202-3835.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Executive Officer Compensation
------------------------------
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer for fiscal 2004, 2003 and 2002. No director, officer or employee received annual compensation that exceeded $100,000.

                                                   Other       Securities        All
    Name and         Fiscal   Annual   Annual      Annual      Underlying       Other
Principal Position    Year    Salary    Bonus   Compensation   Options (#)   Compensation
------------------    ----    ------    -----   ------------   -----------   ------------
                                                     (1)                         (2)
Ray Singleton         2004   $87,626   $3,222      $7,623          --           $590
President and Chief   2003    86,659    3,222       3,639          --            538
Executive Officer     2002    88,753    4,629       4,317          --            490


(1) Other Annual Compensation includes $5,004, $1,020 and $1,724 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2004, 2003 and 2002, respectively. Other Annual Compensation also includes $2,619, $2,619 and $2,593 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below).

(2) All Other Compensation of $590, $538 and $490 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2004, 2003 and 2002, respectively. Mr. Singleton designates the beneficiary.

The Company has an Oil and Gas Incentive Compensation Plan (the O&G Plan) for current and former key employees. Through this O&G Plan, Basic pays to the O&G Plan participants a portion of its net revenue after operating expenses on certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are members of the O&G Plan Management Committee. The portion of the net revenue contributed from any property shall not exceed 5% of Basic's interest in that property. The participants in the O&G Plan make no cash outlay in order to participate; it is entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vests over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Singleton and Flake. The other three participants are former officers of Basic who have vested interests in the O&G Plan ranging from 60 percent to 100 percent. Compensation paid or accrued through this plan to Mr. Singleton is included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997 Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee's contribution up to 3% of the employee's salary. Contributions are vested when made. Contributions to the 401(k) Plan on behalf of Mr. Singleton are also included in the Other Annual Compensation column in the Executive Officer Compensation table above.

On July 27, 1995 the Board of Directors adopted the 1995 Incentive Stock Option Plan (the Plan) and in October 1995, the Company's shareholders approved the Plan. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company's ability to attract and retain those individuals on whom the continued success of the Company most depends.

Mr. Singleton has been granted options to purchase 165,000 shares at exercise prices of $0.065 and $0.115, all of which were still outstanding at March 31, 2004. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Singleton remains a director or employee of the Company.

The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer's employment with the Company or from a change in control of the Company or a change in any officer's responsibilities following a change in control.

The following table shows options exercised and value realized, and the number of shares owned by both exercisable and non-exercisable stock options of officers and directors as of March 31, 2004, and their respective values at such date. Year-end values are based arbitrarily on a price per share of $0.36, the closing price of the Company's common stock on March 31, 2004, and do not reflect the actual amounts, if any, that may be realized upon the future exercise of remaining stock options and should not be considered indicative of the Company's future stock performance.

                           Aggregated Option Exercises in Fiscal 2004 and
                        Outstanding Stock Option Values as of March 31, 2004


                                                  Number of Securities
                                                       Underlying               Value of Unexercised
                                                 Unexercised Options at             In-the-Money
                  Shares                               3/31/04 (#)           Options at 3/31/04 ($) (1)
                Acquired on      Value        ----------------------------   ---------------------------
Name            Exercise (#)   Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
----            ------------   ------------   -----------    -------------   -----------   -------------

Ray Singleton        --             --          165,000           --           $44,175          --

David Flake          --             --          175,000           --           $50,044          --

Edgar Huffman        --             --          250,000           --           $64,919          --

----------
(1) Market value on March 31, 2004 minus exercise price of the stock options

Director Compensation
---------------------
Directors receive no monetary compensation for their services to the Company as directors, but are reimbursed for out-of-pocket expenses incurred to attend board meetings. Instead of monetary compensation, the 1995 Incentive Stock Option Plan (the "Plan") noted above, provides for eligible, non-employee members of the Board of Directors of Basic or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company.

Specifically, the Plan provides that each eligible, Non-Employee Director initially be granted non-qualified options to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director is granted non-qualified options to purchase 25,000 shares of common stock of the Company.

Accordingly, during each of the fiscal years 2004, 2003 and 2002 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic's common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at exercise prices of $0.16, $0.15 and $0.175, respectively. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Huffman remains a director of the Company. As of March 31, 2004, none of Mr. Huffman's options had been exercised. In May 2004 Mr. Huffman exercised options on 50,000 shares at a strike price of $0.078125.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Set forth below, as of June 23, 2004, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic's common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2004. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of the Company as of June 23, 2004.

                                                                Percent of
                                                                Outstanding
       Name and Address           Shares of Common Stock    Shares Beneficially
     of Beneficial Owner            Beneficially Owned             Owned
     -------------------            ------------------             -----
     Ray Singleton                      4,340,351                   26.2%
     Denver, CO  (1)

     David Flake                          608,535                    3.7%
     Denver, CO  (2)

     Edgar J. Huffman                     496,000                    3.0%
     Phoenix, AZ  (3)

     All officers and directors         5,444,886                   32.9%
     as a group (3 persons)  (1),
     (2) and (3)

----------
(1)  All 4,340,351 shares are owned directly by Mr. Singleton.

(2) Represents 569,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3) Represents 396,000 shares owned directly by Mr. Huffman and 100,000 shares with indirect beneficial ownership. Visa Industries, of which Mr. Huffman is a former director and whose daughter is the president, owns 325,700 shares (2.0% of the outstanding shares). In addition, 394,500 shares (2.4% of the outstanding shares) are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman's wife is a former director. Mr. Huffman claims no beneficial interest in the shares owned by either Visa Industries or the Foundation for Montessori Education.

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

During fiscal 2004 and 2003 none of the officers or directors participated with the Company in any of its oil and gas transactions. At March 31, 2004 and March 31, 2003, with respect to Mr. Singleton's working interest in the seven wells in which he participates, Basic had approximate receivables of $7,000 and $14,000, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs. Also at March 31, 2004 and 2003, the Company had approximate $1,000 and $2,000 payables to him, respectively, for his share of net revenue from these wells.

Beginning in the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company's stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, of which Mr. Huffman was a director until July 1, 2004. Mr. Huffman's daughter is President of Visa Stock Transfer. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.

During fiscal 2004 and 2003 there were no other material related party transactions.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.      Document
-----------      --------
   14.1          Code of Business Conduct and Ethics

                                     ITEM 14
                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Hein & Associates LLP (Hein), in each of the last two fiscal years.

                                           Years Ended March 31,
                                             2004       2003
                                            -------   -------

                   Audit fees (1)           $23,963   $21,598
                   Audit-related fees (2)     1,235      --
                   Tax fees (3)               3,075     2,875
                   All other fees (4)          --        --
                                            -------   -------

                                            $28,273   $24,473
                                            =======   =======
----------

(1) Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.
(2) Reflects fees, if any, for consulting services related to financial accounting and reporting matters. In fiscal 2004 these fees were for services related to the implementation of Statement of Financial Accounting Standards No. 143.
(3) Reflects fees billed for tax compliance, tax advice and preparation of the Company's federal tax return.
(4) Reflects fees, if any, for other products or professional services not related to the audit of the Company's consolidated financial statements and review of its quarterly reports, or for tax services.

Pre-Approval Policies and Procedures
------------------------------------
The audit committee approves all audit, audit-related services, tax services and other services provided by Hein. Any services provided by Hein that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2004, none of the fees paid to Hein were approved pursuant to the de minimus exception.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                  Date
                                                  ----


/s/ Ray Singleton                                 July 27, 2004
-----------------                                 -------------
Ray Singleton, President



/s/ David Flake                                   July 27, 2004
---------------                                   -------------
David Flake, Chief Financial Officer and
Principal Accounting Officer