Form 10QSB
period 2004-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2004-08-16
CIK 10254

SECURITIES AND EXCHANGE COMMISSIOn
                             Washington, D.C. 20549

                                   FORM 10-QSB


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

For the quarterly period ended                      June 30, 2004
                              --------------------------------------------------


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

                          Commission File Number 0-7914

                        BASIC EARTH SCIENCE SYSTEMS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                             84-0592823
-------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)

1801 Broadway, Suite 620, Denver, CO                                 80202-3835
-------------------------------------------------------------------------------
(Address for principal executive offices)                             (Zip Code)

                                 (303) 296-3076
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ X ]  No   [   ]


Shares of common stock outstanding on August 11, 2004: 16,580,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I.    FINANCIAL INFORMATION

       Item 1.      Financial Statements...................................  3

                    Consolidated Balance Sheets - June 30, 2004
                    and March 31, 2004.....................................  3

                    Consolidated Statements of Operations -
                    Quarters Ended June 30, 2004 and June 30, 2003.........  5

                    Consolidated Statements of Cash Flows -
                    Quarters Ended June 30, 2004 and June 30, 2003.........  6

                    Notes to Consolidated Financial Statements.............  7

       Item 2.      Management's Discussion and Analysis and
                    Plan of Operation......................................  8

                    Results of Operations.................................. 10

       Item 3.      Controls and Procedures................................ 12

PART II.   OTHER INFORMATION

       Item 1.      Legal Proceedings...................................... 13

       Item 2.      Changes in Securities.................................. 13

       Item 3.      Defaults Upon Senior Securities........................ 13

       Item 4.      Submission of Matters to a Vote of Security Holders.... 13

       Item 5.      Other Information...................................... 13

       Item 6.      Exhibits and Reports on Form 8-K....................... 13

       Signatures   ....................................................... 14




PART I.
                                       FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  Basic Earth Science Systems, Inc.
                                     Consolidated Balance Sheets
                                            Page 1 of 2

                                                              June 30                    March 31
                                                               2004                        2004
                                                           ------------               ------------
Assets
Current assets
     Cash and cash equivalents                             $    463,000               $    424,000
     Accounts receivable:
         Oil and gas sales                                      458,000                    438,000
         Joint interest and other receivables                   277,000                    258,000
         Less: Allowance for doubtful accounts                  (70,000)                   (70,000)
     Other current assets                                       183,000                    173,000
                                                           ------------               ------------

                  Total current assets                        1,311,000                  1,223,000
                                                           ------------               ------------

Property and equipment
     Oil and gas property (full cost method)                 36,354,000                 35,865,000
     Furniture, fixtures and equipment                          361,000                    331,000
                                                           ------------               ------------

                                                             36,715,000                 36,196,000
Accumulated depletion (includes cumulative
     ceiling limitation charges of $15,051,000)             (31,638,000)               (31,589,000)
Accumulated depreciation                                       (297,000)                  (294,000)
                                                           ------------               ------------

Net property and equipment                                    4,780,000                  4,313,000
Other non-current assets                                        210,000                    214,000
                                                           ------------               ------------

                  Total non-current assets                    4,990,000                  4,527,000
                                                           ------------               ------------

Total Assets                                               $  6,301,000               $  5,750,000
                                                           ============               ============


                      See accompanying notes to consolidated financial statements.



                                    Basic Earth Science Systems, Inc.
                                      Consolidated Balance Sheets
                                              Page 2 of 2

                                                              June 30                 March 31
                                                               2004                      2004
                                                           ------------              ------------
Liabilities
Current liabilities
     Accounts payable                                      $    346,000              $    256,000
     Accrued liabilities                                        829,000                   710,000
                                                           ------------              ------------

     Total current liabilities                                1,175,000                   966,000
                                                           ------------              ------------

Long-term debt                                                     --                        --
                                                           ------------              ------------

Other long-term liabilities                                     890,000                   902,000
                                                           ------------              ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                         --                        --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,929,752 shares outstanding at
         June 30 and 16,879,752 at March 31                      17,000                    17,000
     Additional paid-in capital                              22,695,000                22,692,000
     Accumulated deficit                                    (18,453,000)              (18,804,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                                 (23,000)                  (23,000)
                                                           ------------              ------------

     Total shareholders' equity                               4,236,000                 3,882,000
                                                           ------------              ------------

Total Liabilities and Shareholders' Equity                 $  6,301,000              $  5,750,000
                                                           ============              ============


                       See accompanying notes to consolidated financial statements.



                             Basic Earth Science Systems, Inc.
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                                    Quarter Ended June 30
                                                                2004                      2003
                                                             -----------              -----------
Revenue
     Oil and gas sales                                       $   965,000              $   728,000
     Well service revenue                                         10,000                    4,000
                                                             -----------              -----------

         Total revenue                                           975,000                  732,000
                                                             -----------              -----------
Expenses
     Oil and gas production                                      380,000                  382,000
     Production tax                                               82,000                   52,000
     Well service expenses                                        11,000                    5,000
     Depreciation and depletion                                   50,000                   60,000
     Accretion of asset retirement obligation                     13,000                   16,000
     Asset retirement expense                                      9,000                     --
     General and administrative                                   80,000                   65,000
                                                             -----------              -----------

         Total operating expenses                                625,000                  580,000
                                                             -----------              -----------

Income from operations                                           350,000                  152,000
                                                             -----------              -----------
Other income (expense)
     Interest and other income                                     1,000                    1,000
     Interest expense                                               --                       --
                                                             -----------              -----------

         Total other income                                        1,000                    1,000
                                                             -----------              -----------
Income before income taxes and cumulative effect
     of change in accounting principle                           351,000                  153,000
Income taxes                                                        --                       --
                                                             -----------              -----------
Income before cumulative effect of change in
     accounting principle                                        351,000                  153,000
Cumulative effect of change in accounting principle                 --                    562,000
                                                             -----------              -----------

Net income                                                   $   351,000              $   715,000
                                                             ===========              ===========

Weighted average common shares outstanding:
     Basic                                                    16,555,212               16,530,487
     Diluted                                                  17,031,917               16,812,192
Per share amounts:
     Basic:   Income before change in accounting principle    $    0.021                    0.009
              Change in accounting principle                        --                      0.034
                                                              ----------              -----------

              Net income                                      $    0.021              $     0.043
                                                              ==========              ===========

     Diluted: Income before change in accounting principle    $    0.021              $     0.009
              Change in accounting principle                        --                      0.033
                                                              ----------              -----------

              Net income                                      $    0.021              $     0.042
                                                              ==========              ===========

                  See accompanying notes to consolidated financial statements.



                                Basic Earth Science Systems, Inc.
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                              Quarter Ended June 30
                                                                          2004                  2003
                                                                       ---------              ---------
Cash flows from operating activities
     Net income                                                        $ 351,000              $ 715,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Cumulative effect of change in accounting principle                --                 (562,000)
         Depreciation and depletion                                       50,000                 60,000
         Accretion of asset retirement obligation                         13,000                 16,000
         Change in:
              Accounts receivable, net                                   (39,000)               (82,000)
              Other assets                                               (10,000)                 3,000
              Accounts payable and accrued liabilities                   184,000                 54,000
         Other                                                             2,000                  1,000
                                                                       ---------              ---------

Net cash provided by operating activities                                551,000                205,000
                                                                       ---------              ---------

Cash flows from investing activities
     Capital expenditures:
         Oil and gas property                                           (508,000)              (373,000)
         Support equipment                                               (30,000)                  --
     Proceeds from sale of oil and gas property and equipment             16,000                   --
     Proceeds from sale of lease and well equipment inventory              7,000                   --
                                                                       ---------              ---------

Net cash used in investing activities                                   (515,000)              (373,000)
                                                                       ---------              ---------

Cash flows from financing activities
     Proceeds from exercise of common stock options                        3,000                   --
     Proceeds from borrowing                                                --                     --
     Bank debt payments                                                     --                     --
                                                                       ---------              ---------

Net cash provided by financing activities                                  3,000                   --
                                                                       ---------              ---------

Cash
     Net increase (decrease)                                              39,000               (168,000)
     Balance at beginning of period                                      424,000                434,000
                                                                       ---------              ---------

     Balance at end of period                                          $ 463,000              $ 266,000
                                                                       =========              =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $    --                $    --


                        See accompanying notes to consolidated financial statements.

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2004.

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

Change in Accounting Principle
------------------------------

Effective April 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As such, in the quarter ended June 30, 2003, Basic recorded a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset retirement liability of $106,000, a long-term asset retirement liability of $1,034,000 and a corresponding cumulative effect of change in accounting principle of $562,000. These adjustments not only impact the areas noted above, but also impact areas within the Statement of Operations and Statement of Cash Flows that rely on these balances. As such, because prior periods are not restated, the adjustments made in the quarter ended June 30, 2003 should be taken into account when making comparisons to the financial statements of periods prior to the adoption of SFAS No. 143.


                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2005. In addition, as mentioned in the "Debt" section below, Basic has $1,000,000 of borrowing capacity as of August 11, 2004.

WORKING CAPITAL. At June 30, 2004 the Company had a working capital surplus of $136,000 (a current ratio of 1.12:1) compared to a working capital surplus at March 31, 2004 of $257,000 (a current ratio of 1.27:1). The drop in working capital surplus was primarily a function of the increase in current liabilities resulting from the Company's capital expenditure activity during the June 30 quarter discussed below.

DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (the Bank) (formerly The Bank of Cherry Creek), located in Denver, Colorado. Under the terms of its loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of the full $1,000,000. Any outstanding loan balance will be due and payable on December 31, 2006. The interest rate on this credit facility is the prime rate plus 2%.

As of August 11, 2004 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2004 and at June 30, 2004 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. In April 2004 Basic re-entered the Antenna Federal #13-36 and #31-36 wells on the Company's Antenna Federal property in Weld County, Colorado. Last year these wells were "re-frac'ed" in the Codell formation and production from the J-Sand formation was temporarily shut-off while the higher pressured Codell was allowed to flow unrestricted. The April 2004 operation removed the temporary seal and commingled production from both the Codell and J-Sand formations. Gas production is known to have increased from both wells. However, production figures are not yet available to quantify the increase in gas production. The Company estimates that it spent approximately $20,000 on this operation.

Also in April 2004, Basic participated in drilling the Lynn #1 well in Williams County, North Dakota. This well, located in the Indian Hills Field in Section 23, T153N-R101W and operated by Missouri Basin Well Service, Inc., targeted the Duperow formation at 11,600 feet. Drilling operations were completed in late May 2004 and casing was installed. The Company and its partners commenced completion operations in late June 2004 and placed the well on production in late July 2004 initially flowing 242 barrels of oil per day. Basic has an 18% working interest in the well and estimates having spent, through June 30, approximately $207,000 for its portion of the drilling costs and approximately $18,000 in completion costs. During completion operations the Company and its partners discovered that the casing was not installed correctly. Subsequent to the June 30 quarter just ended, Basic spent an additional $22,000 repairing the casing installation before further completion operations could be resumed. The Company estimates that the total cost to place this well on production will approximate $120,000 after an expected $22,000 insurance reimbursement for the casing repair. Basic has not yet finalized its estimate of impacts on the Company's revenues or reserves for this well.

In addition, in April 2004 Basic initiated the drilling of a "3-D Bright Spot" test of the Yegua formation in Wharton County, Texas. The Company spent $24,000 on land and prospect costs and expected to spend approximately $72,000 on drilling costs. As previously disclosed, numerous problems were encountered in the well and drilling operations were not finalized until late July 2004. At June 30 the Company had spent approximately $192,000, and ultimately spent $272,000 on drilling costs. While not confirmed, a portion of the drilling costs may be recoverable from insurance coverage held by all the working interest owners. In August, the Company along with its partners tested the well and determined that it is capable of commercial production. Efforts are underway to obtain a gas sales contract, arrange for a pipeline connection and install surface production facilities. The Company expects to have the well on production by the first of October. Basic has not yet finalized its estimate of initial production rates, or impacts on the Company's revenues and reserves for this well.

SUBSEQUENT EVENTS. Subsequent to June 30, 2004 the Company reported that through Legent Resources Corporation (Legent), its wholly-owned Canadian subsidiary, it has commenced drilling its Silver Spike prospect in Alberta, Canada. The initial well, the Westerose 6-6-46-1W5, is licensed to 2,475 meters (8,100 feet) and is targeting the Devonian LeDuc formation. Taking more than two years to assemble and license, the Company has spent approximately CDN$71,000 on prospect, acreage, and licensing costs. Legent has a 7.8125 percent interest in the well and expects to spend an additional CDN$85,000 to reach the target depth. The Westerose is operated by Zinke & Trumbo Canada Corp.

CONTEMPLATED ACTIVITIES. In addition to the Subsequent Events described immediately above, the Company anticipates pursuing the following activities in year end March 31, 2005 (fiscal 2005).

By virtue of its acquisitions in the mid- and late-1990s, the Company has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests in five different sections, Basic is exposed to several significant drilling opportunities. The Company is currently finalizing its participation on two tracts in anticipation of drilling two separate horizontal wells. Basic's interest is dependant upon the size of the approved well spacing unit and could range from a 6.25% to 12.5% working interest in each well. At these levels, Basic's financial commitment could vary from $165,000 to $325,000 per well.

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

DIVESTITURES/ABANDONMENTS. The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company's operations. The adoption of SFAS No. 143 has caused management to carefully quantify and evaluate the Company's asset retirement liability and the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to more actively direct and exploit these assets in the future.

Results of Operations
---------------------

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003
-------------------------------------------------------------------

OVERVIEW. Net income from operations in the quarter ended June 30, 2004 (2004) was $351,000 compared to net income from operations of $153,000 in the quarter ended June 30, 2003 (2003). Including the cumulative effect of change in accounting principle due to the implementation of Statement of Financial Accounting Standard No. 143 (SFAS No. 143), net income for 2003 was $715,000.

REVENUES. Oil and gas sales revenue increased $237,000 (33%) in 2004 over 2003. Oil sales revenue increased $134,000 (21%). A positive variance of $169,000 from higher oil prices was reduced by a $35,000 negative variance from lower oil sales volume. Gas sales revenue increased $103,000 (103%) in 2004 over 2003 as a result of both higher gas sales volume and prices. The increase in gas sales volume contributed $73,000 while higher natural gas prices added $30,000.

VOLUMES AND PRICES. Oil sales volume declined 6%, from 22,600 barrels in 2003 to 21,300 barrels in 2004 while there was a 28% jump in the average price per barrel from $27.83 in 2003 to $35.73 in 2004. Gas sales volume rose 73%, from
24.1 million cubic feet of gas in 2003 to 41.7 million cubic feet in 2004, while the average price per Mcf increased 17%, from $4.16 in 2003 to $4.87 in 2004.

The higher gas sales volume is primarily due to the successful enhanced recovery techniques employed to-date on some of the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 6% from 26,600 BOE in 2003 to 28,300 BOE in 2004.

EXPENSES. Oil and gas production expense decreased $2,000 (less than 1%) in 2004 from 2003. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $6,000 (2%) from $287,000 in 2003 to $293,000 in 2004 while workover expense declined $8,000 (8%) from $95,000 in 2003 to $87,000 in 2004. As a result of the increase in equivalent barrel sales, routine lease operating expense per BOE actually decreased 4% from $10.80 in 2003 to $10.37 in 2004 and workover expense per BOE declined 14% from $3.55 in 2003 to $3.07 in 2004.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $30,000 (58%) in 2004 over 2003. Production taxes, as a percent of sales revenue climbed from 7.2 percent in 2003 to 8.5 percent in 2004. This percent increase is attributed to the elimination of severance tax incentives in Montana triggered by the higher oil price level in 2004 relative to the 2003 price level. The overall lifting cost per BOE was $16.33 in 2004 compared to $16.32 in 2003. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $10,000 (17%) in 2004 from 2003 primarily as a result of the increase in estimated oil and gas reserves at fiscal year-end 2004 compared to estimated reserves at fiscal year-end 2003. Depreciation and depletion expense per BOE decreased 23% from $2.25 in 2003 to $1.74 in 2004.

As a result of implementing SFAS No. 143, the Company recorded a $13,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $9,000 in 2004. This compares to an accretion expense in 2003 of $16,000.

Gross general and administrative (G&A) expense increased $12,000 (10%) while net G&A expense increased $15,000 (23%) in 2004 over 2003. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2004 over 2003 is indirectly related to the enhanced drilling and recompletion activity in 2004 relative to 2003, a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties, and a modest increase in employee benefits. The percentage of gross G&A expense that the Company was able to charge out was 38% in 2004 compared to 45% in 2003. Net general and administrative expense per BOE increased 15% from $2.46 in 2003 to $2.83 in 2004.

       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                               2004               2003
                                                            ----------        ----------
        Sales volume:
            Oil (barrels)                                       21,300            22,600
            Gas (Mcf)                                           41,700            24,100

        Revenue:
            Oil                                             $  762,000        $  628,000
            Gas                                                203,000           100,000
                                                            ----------        ----------

            Total                                              965,000           728,000
        Total production expense1                              462,000           434,000
                                                            ----------        ----------

        Gross profit                                        $  503,000        $  294,000
                                                            ==========        ==========

        Depletion expense                                   $   49,000        $   60,000

        Average sales price:
            Oil (per barrel)                                    $35.73            $27.83
            Gas (per Mcf)                                        $4.87             $4.16
        Average production expense 1,2,3                        $16.33            $16.32
        Average gross profit 2,3                                $17.81            $11.07
        Average depletion expense 2,3                            $1.74             $2.25
        Average general and administrative expense 2,3           $2.83             $2.46

        ----------------------------

        1    Operating costs, including production tax
        2    Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)
        3    Averages calculated based upon non-rounded figures

                                     Item 3.
                             Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended June 30, 2004. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2004)

Item 1.  Legal Proceedings
         -----------------
None

Item 2.  Changes in Securities
         ---------------------
None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended June 30, 2004 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5.  Other Information
         -----------------
None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
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

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
------------------------------------
Ray Singleton
President


/s/ David Flake
------------------------------------
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  August 11, 2004