Form 10QSB
period 2004-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2004-11-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004
                              ----------------------------

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


Shares of common stock outstanding on November 5, 2004: 16,580,487


                             BASIC EARTH SCIENCE SYSTEMS, INC.

                                        FORM 10-QSB
                                           INDEX


PART I.       FINANCIAL INFORMATION
       Item 1.      Financial Statements.............................................    3

                    Consolidated Balance Sheets - September 30, 2004
                    and March 31, 2004...............................................    3

                    Consolidated Statements of Operations - Quarters and Six Months
                    Ended September 30, 2004 and September 30, 2003..................    5

                    Consolidated Statements of Cash Flows - Six Months Ended
                    September 30, 2004 and September 30, 2003........................    6

                    Notes to Consolidated Financial Statements.......................    7

       Item 2.      Management's Discussion and Analysis and Plan of Operation.......    8

                    Results of Operations............................................   11

       Item 3.      Controls and Procedures..........................................   14

PART II.      OTHER INFORMATION

       Item 1.      Legal Proceedings................................................   15

       Item 2.      Changes in Securities............................................   15

       Item 3.      Defaults Upon Senior Securities..................................   15

       Item 4.      Submission of Matters to a Vote of Security Holders..............   15

       Item 5.      Other Information................................................   15

       Item 6.      Exhibits and Reports on Form 8-K.................................   15

       Signatures   .................................................................   16

EXHIBITS            .................................................................   17



PART I.
                                FINANCIAL INFORMATION
                                ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                          Basic Earth Science Systems, Inc.
                             Consolidated Balance Sheets
                                     Page 1 of 2


                                                        September 30      March 31
                                                            2004            2004
                                                        ------------    ------------
                                                        (Unaudited)       (Audited)
Assets
Current assets
     Cash and cash equivalents                          $    607,000    $    424,000
     Accounts receivable
         Oil and gas sales                                   422,000         438,000
         Joint interest and other receivables                331,000         258,000
         Less: allowance for doubtful accounts               (70,000)        (70,000)
     Other current assets                                    213,000         173,000
                                                        ------------    ------------

                  Total current assets                     1,503,000       1,223,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              36,757,000      35,865,000
     Support equipment                                       362,000         331,000
                                                        ------------    ------------

                                                          37,119,000      36,196,000
     Accumulated depletion - FCP (includes cumulative
         ceiling limitation charges of $15,131,000)      (31,763,000)    (31,589,000)
     Accumulated depreciation                               (300,000)       (294,000)
                                                        ------------    ------------

     Net property and equipment                            5,056,000       4,313,000
     Other non-current assets                                199,000         214,000
                                                        ------------    ------------

                  Total non-current assets                 5,255,000       4,527,000
                                                        ------------    ------------

Total Assets                                            $  6,758,000    $  5,750,000
                                                        ============    ============



            See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                          2004            2004
                                                      ------------    ------------
                                                      (Unaudited)       (Audited)

Liabilities
Current liabilities
     Accounts payable                                 $    246,000    $    256,000
     Accrued liabilities                                   999,000         710,000
                                                      ------------    ------------

                  Total current liabilities              1,245,000         966,000
                                                      ------------    ------------

Long-term liabilities
     Long-term debt                                           --              --
     Asset retirement obligation                           877,000         902,000
                                                      ------------    ------------

                  Total long-term liabilities              877,000         902,000
                                                      ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,929,752 shares issued at September 30
         and 16,879,752 at March 31                         17,000          17,000
     Additional paid-in capital                         22,695,000      22,692,000
     Accumulated deficit                               (18,053,000)    (18,804,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity             4,636,000       3,882,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  6,758,000    $  5,750,000
                                                      ============    ============



          See accompanying notes to consolidated financial statements.


                                     Basic Earth Science Systems, Inc.
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                                           Six Months Ended                Quarters Ended
                                                             September 30                   September 30
                                                          2004           2003            2004           2003
                                                      ------------   ------------    ------------   ------------
Revenue
     Oil and gas sales                                $  2,053,000   $  1,445,000    $  1,088,000   $    717,000
     Well service revenue                                   17,000          4,000           7,000           --
                                                      ------------   ------------    ------------   ------------

     Total revenue                                       2,070,000      1,449,000       1,095,000        717,000
                                                      ------------   ------------    ------------   ------------

Expenses
     Oil and gas production                                730,000        678,000         350,000        296,000
     Production tax                                        171,000        111,000          89,000         59,000
     Well service expenses                                  17,000          5,000           6,000           --
     Depreciation and depletion                            177,000        118,000         127,000         58,000
     Accretion of asset retirement obligation               23,000         33,000          10,000         17,000
     Asset retirement expense                               20,000         38,000          11,000         38,000
     General and administrative                            182,000        131,000         102,000         66,000
                                                      ------------   ------------    ------------   ------------

     Total operating expenses                            1,320,000      1,114,000         695,000        534,000
                                                      ------------   ------------    ------------   ------------

     Income from operations                                750,000        335,000         400,000        183,000
                                                      ------------   ------------    ------------   ------------
Other income (expense)
     Interest and other income                               1,000          1,000            --             --
     Interest and other expenses                              --           (2,000)           --           (2,000)
                                                      ------------   ------------    ------------   ------------

     Total other expense                                     1,000         (1,000)           --           (2,000)
                                                      ------------   ------------    ------------   ------------
Income before income taxes and cumulative
     effect of change in accounting principle              751,000        334,000         400,000        181,000
Income taxes                                                  --             --              --             --
                                                      ------------   ------------    ------------   ------------
Income before cumulative effect of change
     in accounting principle                               751,000        334,000         400,000        181,000
Cumulative effect of change in accounting principle           --          562,000            --             --
                                                      ------------   ------------    ------------   ------------

Net income                                            $    751,000   $    896,000    $    400,000   $    181,000
                                                      ============   ============    ============   ============

Weighted average common shares outstanding:
     Basic                                              16,567,918     16,530,487      16,580,487     16,530,487
     Diluted                                            17,040,359     16,814,592      17,061,437     16,816,928
Per share amounts:
     Basic:   Before change in accounting principle   $       .045   $       .020    $       .024   $       .011
              Change in accounting principle                  --             .034            --             --
                                                      ------------   ------------    ------------   ------------
              Net income                              $       .045   $       .054    $       .024   $       .011
                                                      ============   ============    ============   ============

     Diluted: Before change in accounting principle   $       .044   $       .020    $       .023   $       .011
              Change in accounting principle                  --             .033            --             --
                                                      ------------   ------------    ------------   ------------
              Net income                              $       .044   $       .053    $       .023   $       .011
                                                      ============   ============    ============   ============


                       See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                Six Months Ended
                                                                  September 30
                                                               2004           2003
                                                           -----------    -----------
Cash flows from operating activities:
Net income                                                 $   751,000    $   896,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Cumulative effect of change in accounting principle          --         (562,000)
     Depreciation and depletion                                177,000        118,000
     Accretion of asset retirement obligation                   23,000         33,000
     Change in:
         Accounts receivable, net                              (57,000)         2,000
         Other assets                                          (39,000)         9,000
         Accounts payable and accrued liabilities              231,000        358,000
     Other                                                       3,000          3,000
                                                           -----------    -----------

Net cash provided by operating activities                    1,089,000        857,000
                                                           -----------    -----------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                     (983,000)      (734,000)
     Support equipment                                         (31,000)        (6,000)
Purchase of lease and well equipment inventory                  (1,000)          --
Proceeds from sale of lease and well equipment inventory        12,000         40,000
Proceeds from sale of oil and gas property and equipment        94,000        168,000
                                                           -----------    -----------

Net cash used in investing activities                         (909,000)      (532,000)
                                                           -----------    -----------

Cash flows from financing activities:
Proceeds from exercise of common stock options                   3,000           --
Long-term debt payments                                           --             --
Proceeds from borrowing                                           --             --
                                                           -----------    -----------

Net cash provided by financing activities                        3,000           --
                                                           -----------    -----------

Cash and cash equivalents:
Net increase                                                   183,000        325,000
Balance at beginning of period                                 424,000        434,000
                                                           -----------    -----------

Balance at end of period                                   $   607,000    $   759,000
                                                           ===========    ===========



            See accompanying notes to consolidated financial statements.

                                        6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2004

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

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2005. In addition, as mentioned in the "Debt" section below, Basic has $1,000,000 of borrowing capacity as of November 5, 2004.

WORKING CAPITAL. At September 30, 2004 the Company had a working capital surplus of $258,000 (a current ratio of 1.21:1) compared to a working capital surplus at March 31, 2004 of $257,000 (a current ratio of 1.27:1).

DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (formerly The Bank of Cherry Creek), located in Denver, Colorado. Under the terms of its loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of the full $1,000,000. Any outstanding loan balance will be due and payable on December 31, 2006. The interest rate on this credit facility is the prime rate plus 2%.

As of November 5, 2004 the Company had not yet utilized this facility. If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the six months ended September 30, 2004 and at September 30, 2004 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. To summarize capital expenditures during the Company's first quarter ended June 30, 2004, Basic re-entered the Antenna Federal #13-36 and #31-36 wells on the Company's Antenna Federal property in Weld County, Colorado to remove temporary seals separating the Codell and J-Sand formations in order to commingle production from these formations. The Company also participated in drilling the Lynn #1 well in Williams County, North Dakota. Drilling operations were successful and the well was placed on production in late July 2004 initially flowing 242 barrels of oil per day. Finally, Basic participated in drilling a "3-D Bright Spot" test of the Yegua formation in Wharton County, Texas. As previously disclosed, numerous problems were encountered in the well and drilling operations were not finalized until late July 2004. Readers are encouraged to read Basic's SEC reports, particularly the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 for further details regarding these first quarter events.

During the second quarter ended September 30, 2004 the Company spent an additional $58,000 on completion and surface equipment costs on the Lynn #1 well. To date the Company has spent approximately $285,000 on this well. The well continues to flow approximately 100 barrels of oil per day (BOPD) from the Nisku formation. Basic had planned to commingle the existing Nisku production with the previously completed and tested Duperow formation. However, the operator of the well now plans to employ a previously installed pumping unit to artificially lift the well and continue to produce solely from the Nisku formation. This is being done to evaluate the pressure and reservoir potential for a third well in the Nisku. The Company expects the artificial lift equipment to increase production from the Nisku formation to approximately 200 BOPD and expects to spend an additional $8,000 on this conversion.

In addition, the Company previously disclosed the successful drilling of the Lynn #2 on this prospect and that the Company has been sufficiently encouraged by the results of surveys to install casing. The Lynn #2, operated by Missouri Basin Well Service, Inc., is located near the Lynn #1 in the Indian Hills Field in northwest North Dakota. Basic has an approximate 18 percent interest in the well. At September 30, 2004 Basic estimates having spent approximately $202,000 for its portion of the drilling and completion costs and expects to spend an additional $75,000 in efforts to place the Lynn #2 on production. Completion operations have not commenced. The operator of the well has reported a shortage of completion rigs in the area and hopes to begin operations within the next two weeks.

On the Company's "3-D Bright Spot" test in Wharton County, Texas Basic spent an additional $33,000 on completion and equipment costs in the quarter just ended, for a total of $305,000 on the well. While not confirmed, a portion of the drilling costs, possibly $100,000 to Basic's interest, may be recoverable from insurance coverage held by all the working interest owners. Subsequent to September 30, a gas sales contract was secured and surface facilities and pipeline connections were constructed. The well was placed on production and began selling gas and condensate approximately November 1. However, due to the complexity of the surface facilities that has hampered efforts to stabilize production, Basic has not yet finalized its estimate of initial production rates, or the impact of this well on the Company's revenues and reserves.

Finally, the Company reported that through Legent Resources Corporation (Legent), its wholly-owned Canadian subsidiary, it drilled its Silver Spike prospect in Alberta, Canada. The initial well, the Westerose 6-6-46-1W5, was drilled to 2,486 meters (8,100 feet). While Legent did not encounter a Devonian LeDuc reef, the Company is evaluating other alternatives that may be available to it and its partners, including drilling to deeper horizons. Legent has a
7.8125 percent interest in the well and has spent approximately $54,000 on prospect, acreage, and licensing costs and approximately $65,000 on drilling.

CONTEMPLATED ACTIVITIES. In addition to the capital expenditures described immediately above, the Company anticipates pursuing the following activities.

By virtue of its acquisitions in the mid- and late-1990s, Basic has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests in five different sections, Basic is exposed to several significant drilling opportunities. The Company is currently finalizing its participation on one of two tracts in anticipation of eventually drilling at least two separate horizontal wells. Basic's interest is dependant upon the size of the approved well spacing unit and could range from a 6.25 percent to 25.0 percent working interest in each well. At these levels, Basic's financial commitment could vary from $170,000 to $680,000 per well.

Following the success of its "3-D Bright Spot" test of the Yegua formation in Wharton County, Texas, Basic is finalizing plans to participate in a similar prospect in Liberty County, Texas. This "3-D Bright Spot" test of the Cook Mountain formation was generated by the same company that produced the Wharton County prospect. The Company expects to have a 7.5 percent working interest and spend approximately $200,000 for land, prospect and drilling costs. Management believes that this effort will be undertaken in the fourth quarter of this fiscal year ending March 31, 2005.

The Company also envisions further development on its Antenna Federal property in Weld County, Colorado. Basic has received proposals from its joint venture partner to deepen three additional Codell formation wells to the J-Sand formation. The Company originally anticipated having completed this effort by the quarter ending December 31, 2004. These efforts have been delayed by federal permitting approvals and a corporate merger involving the operator of the property. Basic has been assured that one of the wells will be drilled in the quarter ending March 31, 2005 and the remaining two in the subsequent quarter. Basic currently has a 5 percent overriding royalty interest in these Codell wells and will earn a 60 percent working interest in the J-Sand once the wells are deepened to that formation. The Company estimates the total cost to deepen all three wells to be approximately $380,000.

Basic had received proposals to drill two additional horizontal wells in the TR-Madison Unit in Billings County, North Dakota. The TR-Madison Unit, previously operated by Westport Oil and Gas Company, L.P., is now operated by Kerr-McGee Rocky Mountain Corporation. The Company recently learned that these wells have been delayed until the spring of 2005 following the merger of Westport and Kerr-McGee. Basic has a 1.075 percent working interest in the entire TR-Madison Unit and has budgeted $30,000 for these two wells.

Basic anticipates drilling a second test on its Heart River Prospect in Stark County, North Dakota during the summer of 2005. This project is expected to test the Cambrian Winnipeg formation at approximately 11,500 feet. The Company expects to incur $150,000 in drilling costs on this second test well.

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

Results of Operations
---------------------

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003
------------------------------------------------------------------------------

OVERVIEW. Net income from operations for the six months ended September 30, 2004
(2004) was $751,000 compared to net income from operations of $334,000 for the six months ended September 30, 2003 (2003). Including the cumulative effect of change in accounting principle due to the implementation of Statement of Financial Accounting Standard No. 143 (SFAS No. 143), net income for 2003 was $896,000. Net income for the 2004 period was impacted by an $80,000 impairment charge to recognize the potentially diminished value of its Canadian assets (see further discussion in Expenses section below). Net income solely from the Company's core U.S. operations was $831,000 in 2004.

REVENUES. Oil and gas sales revenue increased $608,000 (42%) in 2004 over 2003. Oil sales revenue increased $430,000 (35%). A positive variance of $437,000 from higher oil prices was reduced by a $7,000 negative variance from lower oil sales volumes. Gas sales revenue increased $178,000 (82%) in 2004 over 2003 as a result of both higher gas sales volume and prices. The increase in gas sales volume contributed $121,000 while higher natural gas prices added $57,000.

VOLUMES AND PRICES. Oil sales volume slipped less than 1%, from 43,200 barrels in 2003 to 43,000 barrels in 2004 while there was a 36% increase in the average price per barrel from $28.42 in 2003 to $38.60 in 2004. Gas sales volume jumped 56%, from 50.8 million cubic feet in 2003 to 79.2 million cubic feet in 2004, while the average price per Mcf rose 17%, from $4.26 in 2003 to $4.98 in 2004. The decrease in oil sales volume can be attributed to normal production decline that was partially offset by the addition of 1,300 barrels from the Lynn #1 well that was placed on production in late July 2004. The increase in gas sales volume is primarily due to the successful enhanced recovery techniques employed to-date on some of the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 9% from 51,700 BOE in 2003 to 56,200 BOE in 2004.

EXPENSES. Oil and gas production expense increased $52,000 (8%) in 2004 over 2003. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $43,000 (8%) from $539,000 in 2003 to $582,000 in 2004 while workover expense increased $9,000 (6%) from $139,000 in 2003 to $148,000 in 2004. As a result of the increase in equivalent barrel sales, routine lease operating expense per BOE decreased slightly from $10.42 in 2003 to $10.36 in 2004 and workover expense per BOE declined 2% from $2.69 in 2003 to $2.64 in 2004.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $60,000 (54%) in 2004 over 2003. Production taxes, as a percent of sales revenue rose from 7.7 percent in 2003 to 8.3 percent in 2004. This percent increase is attributed to the elimination of severance tax incentives in Montana triggered by the higher oil price level in 2004 relative to the 2003 price level. The overall lifting cost per BOE is $16.05 in 2004 compared to $15.26 in 2003. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $59,000 (50%) in 2004 over 2003 as a result of the $80,000 impairment charge related to the Canadian oil and gas assets owned by Legent Resources Corporation, a wholly-owned subsidiary of Basic. Even though Basic is a "full-cost pool" reporting company, SEC regulations require the Company to evaluate its Canadian assets separately from its U.S. properties. In this regard, Legent is still evaluating alternatives with respect to the initial well on its Silver Spike prospect and believes viable opportunities exist in this wellbore. However, Legent is a minority owner in this well and in the joint venture in Saskatchewan. As a result it has little ability to dictate future drilling plans and is unable to pursue development of the area on its own. While the majority owner may propose additional operations, at this time Legent is unaware of any such plans. Therefore, in assessing its acreage position with respect to possible future drilling plans and expiring leases, management felt it was appropriate to take an impairment charge in the quarter just ended. As a result, at September 30, 2004, following the $80,000 charge, the carrying value of Legent's Canadian oil and gas property approximated $247,000. Should Legent and its joint venture partners establish production from the Silver Spike wellbore, or on any of its acreage in Saskatchewan, the remaining $247,000 Canadian full cost pool would be depleted on a units-of-production basis in accordance with full cost pool accounting rules over the life of the reserves. However, should Legent and its joint venture partners not establish production or decide to forego drilling and allow the leases to expire, Legent would be required to write-off the remaining carrying value of its Canadian assets.

Excluding the $80,000 impairment charge, depreciation and depletion expense in 2004 was $97,000 compared to $118,000 in 2003. This decrease was due to a revision upward of estimated oil and gas reserves at September 30, 2004 based on higher commodity prices, especially with respect to oil prices. Including the impairment charge, depreciation and depletion expense per BOE increased 37% from $2.26 in 2003 to $3.09 in 2004. Excluding the impairment charge, depreciation and depletion expense per BOE in 2004 was $1.66 reflecting a decrease of 27% from 2003.

As a result of implementing SFAS No. 143, the Company recorded a $23,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $20,000 in 2004. These compare to an accretion expense of $33,000 and an asset retirement expense of $38,000 in 2003.

Gross general and administrative (G&A) expense increased $43,000 (18%) while net G&A expense increased $51,000 (39%) in 2004 over 2003. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2004 over 2003 is indirectly related to the enhanced drilling and recompletion activity in 2004 relative to 2003, a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties, and an increase in employee benefits. The percentage of gross G&A expense that the Company was able to charge out was 35% in 2004 compared to 45% in 2003. Net general and administrative expense per BOE increased 28% from $2.54 in 2003 to $3.25 in 2004.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003
-----------------------------------------------------------------------------

OVERVIEW. Net income for the quarter ended September 30, 2004 (2004) was $400,000 compared to net income of $181,000 for the quarter ended September 30, 2003 (2003). Net income solely from the Company's core U.S. operations was $480,000 in 2004.

REVENUES. Oil and gas sales revenue increased $371,000 (52%) in 2004 over 2003. As a result of both higher oil sales volume and prices, oil sales revenue increased $296,000 (49%). The increase in volume contributed $29,000 while higher oil prices added $267,000. In addition, gas sales revenue increased $75,000 (64%) in 2004 over 2003. Of this amount, higher gas sales volume contributed $47,000 while an increase in the average price per Mcf in 2004 over 2003 added $28,000.

VOLUMES AND PRICES. Oil sales volume increased 5%, from 20,600 barrels in 2003 to 21,700 barrels in 2004 while there was a 42% jump in the average price per barrel from $29.06 in 2003 to $41.41 in 2004. Gas sales volume rose 40%, from
26.7 million cubic feet in 2003 to 37.5 million cubic feet in 2004, while the average price per Mcf increased 17%, from $4.36 in 2003 to $5.11 in 2004. The increase in oil sales volume can be attributed to the addition of 1,300 barrels from the Lynn #1 well that began production in late July 2004 while the increase in gas sales volume is primarily due to enhanced production from the Company's Weld County, Colorado natural gas wells. On an equivalent barrel (BOE) basis, sales increased 11% from 25,100 BOE in 2003 to 27,900 BOE in 2004.

EXPENSES. Oil and gas production expense increased $54,000 (18%) in 2004 over 2003. Routine lease operating expense increased $38,000 (16%) from $251,000 in 2003 to $289,000 in 2004 while workover expense increased $16,000 (37%) from $45,000 in 2003 to $61,000 in 2004. On an BOE basis, routine lease operating expense rose from $10.02 in 2003 to $10.35 in 2004 and workover expense increased from $1.78 in 2003 to $2.20 in 2004.

Again, as a result of the increase in oil and gas sales revenue, production taxes increased $30,000 (51%) in 2004 over 2003. Production taxes were 8.2 percent of oil and gas sales revenue in both 2004 and 2003. The overall lifting cost per equivalent barrel increased 12% from $14.14 in 2003 to $15.77 in 2004. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

As a result of the $80,000 impairment charge related to the Canadian oil and gas property owned by Legent Resources discussed above, depreciation and depletion expense increased $69,000 (119%) in 2004 over 2003. Excluding the impairment, depreciation and depletion expense was $47,000 in 2004, a decrease of $11,000 (19%) from 2003. This decrease was again due to an upward revision of estimated oil and gas reserves at September 30, 2004 based on higher commodity prices, especially with respect to oil prices. Including the impairment charge, depletion expense per BOE increased 96% from $2.27 in 2003 to $4.45 in 2004. Excluding the impairment charge, depletion and depreciation expense per BOE in 2004 was $1.58 reflecting a 30% decrease from 2003.

Related to the adoption of SFAS No. 143, the accretion of the present value of Basic's estimated asset retirement exposure was $10,000 in 2004 compared to $17,000 in 2003 while the asset retirement expense dropped from $38,000 in 2003 to $11,000 in 2004.

Gross general and administrative (G&A) expense increased $31,000 (26%) while net G&A expense increased $36,000 (55%) in 2004 over 2003. The increase in net G&A expense was primarily the result of an increase in employee benefits and a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties. Net G&A expense per BOE increased 39% from $2.64 in 2003 to $3.66 in 2004.








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

                                                      Six Months Ended           Quarters Ended
                                                        September 30              September 30
                                                     2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    43,000       43,200       21,700       20,600
     Gas (mcf)                                        79,200       50,800       37,500       26,700

Revenue
     Oil                                          $1,658,000   $1,228,000   $  896,000   $  600,000
     Gas                                             395,000      217,000      192,000      117,000
                                                  ----------   ----------   ----------   ----------

                                                   2,053,000    1,445,000    1,088,000      717,000
Total production expense(1)                          901,000      789,000      439,000      355,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $1,152,000   $  656,000   $  649,000   $  362,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  174,000   $  117,000   $  125,000   $   57,000

Average sales price(2)
     Oil (per barrel)                             $    38.60   $    28.42   $    41.41   $    29.06
     Gas (per mcf)                                $     4.98   $     4.26   $     5.11   $     4.36
Average production expense(1,2,3)                 $    16.05   $    15.26   $    15.77   $    14.14
Average gross profit(2,3)                         $    20.50   $    12.69   $    23.23   $    14.40
Average depletion expense(2,3)                    $     3.09   $     2.26   $     4.45   $     2.27
Average general and administrative expense(2,3)   $     3.25   $     2.54   $     3.66   $     2.64

----------------------------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

                                     ITEM 3.
                             Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended September 30, 2004. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the six months ended September 30, 2004 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

(b) Reports on Form 8-K

Date                Document
----                --------

August 16, 2004     The Company announced earnings results for the first quarter ended June 30, 2004 and provided an update of its exploration results for both the Lynn #1 well in Williams
                    County, North Dakota and its Wharton County, Texas discovery. In addition Basic announced that Legent Resources
                    Corporation (Legent), its wholly-owned Canadian subsidiary, was drilling ahead on its Westerose 6-6-46-1W5 well in Alberta, Canada.

August 26, 2004     The Company announced that Legent did not encounter a
                    Devonian LeDuc reef that it was targeting and had suspended drilling operations on its Westerose well.

September 1, 2004   The Company announced that it had commenced drilling the
                    Lynn #2 well, a direct offset to the Lynn #1, in Williams
                    County, North Dakota. Also, Basic provided a production update on the Lynn #1.

September 28, 2004  The Company announced that it was installing production casing in the Lynn #2. Basic also provided a production update on the Lynn #1 and reported that completion operations were progressing as scheduled on its Wharton County, Texas discovery.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David Flake
---------------
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  November 5, 2004