Form 10QSB
period 2004-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-02-11
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2004


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

Shares of common stock outstanding on February 4, 2005: 16,630,487


                           BASIC EARTH SCIENCE SYSTEMS, INC.

                                      FORM 10-QSB
                                         INDEX


PART I.       FINANCIAL INFORMATION
       Item 1.   Financial Statements...............................................  3

                 Consolidated Balance Sheets - December 31, 2004
                 and March 31, 2004.................................................  3

                 Consolidated Statements of Operations - Quarters and Nine Months
                 Ended December 31, 2004 and December 31, 2003......................  5

                 Consolidated Statements of Cash Flows - Nine Months Ended
                 December 31, 2004 and December 31, 2003............................  6

                 Notes to Consolidated Financial Statements.........................  7

       Item 2.   Management's Discussion and Analysis and Plan of Operation.........  8

                 Results of Operations.............................................. 11

       Item 3.   Controls and Procedures............................................ 15

PART II.      OTHER INFORMATION

       Item 1.   Legal Proceedings.................................................. 16

       Item 2.   Changes in Securities.............................................. 16

       Item 3.   Defaults Upon Senior Securities.................................... 16

       Item 4.   Submission of Matters to a Vote of Security Holders................ 16

       Item 5.   Other Information.................................................. 16

       Item 6.   Exhibits and Reports on Form 8-K................................... 16

       Signatures................................................................... 17

EXHIBITS         ................................................................... 18



PART I.
                                   FINANCIAL INFORMATION
                                   ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                             Basic Earth Science Systems, Inc.
                                Consolidated Balance Sheets
                                        Page 1 of 2


                                                                December 31       March 31
                                                                    2004            2004
                                                                ------------    ------------
                                                                (Unaudited)      (Audited)
Assets
Current assets
     Cash and cash equivalents                                  $     98,000    $    424,000
     Accounts receivable
         Oil and gas sales                                           510,000         438,000
         Joint interest and other receivables                        291,000         258,000
         Less: Allowance for doubtful accounts                       (70,000)        (70,000)
     Other current assets                                            811,000         173,000
                                                                ------------    ------------

                  Total current assets                             1,640,000       1,223,000
                                                                ------------    ------------

Property and equipment
     Oil and gas property (full cost method)                      37,226,000      35,865,000
     Support equipment                                               372,000         331,000
                                                                ------------    ------------

                                                                  37,598,000      36,196,000
     Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $15,051,000 at March 31 and       (31,894,000)    (31,589,000)
         $15,211,000 at December 31)
     Accumulated depreciation                                       (305,000)       (294,000)
                                                                ------------    ------------

     Net property and equipment                                    5,399,000       4,313,000
     Other non-current assets                                        207,000         214,000
                                                                ------------    ------------

                  Total non-current assets                         5,606,000       4,527,000
                                                                ------------    ------------

Total Assets                                                    $  7,246,000    $  5,750,000
                                                                ============    ============


               See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                     December 31       March 31
                                                        2004             2004
                                                     ------------    ------------
                                                     (Unaudited)      (Audited)
Liabilities
Current liabilities
     Accounts payable                                $    383,000    $    256,000
     Accrued liabilities                                  855,000         710,000
                                                     ------------    ------------

                  Total current liabilities             1,238,000         966,000
                                                     ------------    ------------

Long-term liabilities
     Long-term debt                                          --              --
     Asset retirement obligation                          881,000         902,000
                                                     ------------    ------------

                  Total long-term liabilities             881,000         902,000
                                                     ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                   --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         16,929,752 shares issued at December 31
         and 16,879,752 at March 31                        17,000          17,000
     Additional paid-in capital                        22,695,000      22,692,000
     Accumulated deficit                              (17,562,000)    (18,804,000)
     Treasury stock (349,265 shares at December 31
         and March 31); at cost                           (23,000)        (23,000)
                                                     ------------    ------------

                  Total shareholders' equity            5,127,000       3,882,000
                                                     ------------    ------------

Total Liabilities and Shareholders' Equity           $  7,246,000    $  5,750,000
                                                     ============    ============



          See accompanying notes to consolidated financial statements.


                                         Basic Earth Science Systems, Inc.
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                            Nine Months Ended               Quarters Ended
                                                               December 31                    December 31
                                                          2004            2003            2004            2003
                                                      ------------    ------------    ------------    ------------
Revenue
         Oil and gas sales                            $  3,327,000    $  2,149,000    $  1,274,000    $    704,000
         Well service revenue                               19,000          10,000           2,000           6,000
                                                      ------------    ------------    ------------    ------------

         Total revenue                                   3,346,000       2,159,000       1,276,000         710,000
                                                      ------------    ------------    ------------    ------------

Expenses
         Oil and gas production                          1,133,000         968,000         403,000         290,000
         Production tax                                    279,000         170,000         108,000          59,000
         Well service expenses                              20,000          10,000           3,000           5,000
         Depreciation and depletion                        311,000         181,000         134,000          63,000
         Accretion of asset retirement obligation           37,000          54,000          14,000          21,000
         Asset retirement expense                           43,000          89,000          23,000          51,000
         General and administrative                        284,000         192,000         102,000          61,000
                                                      ------------    ------------    ------------    ------------

         Total operating expenses                        2,107,000       1,664,000         787,000         550,000
                                                      ------------    ------------    ------------    ------------

         Income from operations                          1,239,000         495,000         489,000         160,000
                                                      ------------    ------------    ------------    ------------
Other income (expense)
         Interest and other income                           4,000           2,000           3,000           1,000
         Interest and other expenses                        (1,000)         (2,000)         (1,000)           --
                                                      ------------    ------------    ------------    ------------

         Total other income                                  3,000            --             2,000           1,000
                                                      ------------    ------------    ------------    ------------
Income before income taxes and cumulative
         effect of change in accounting principle        1,242,000         495,000         491,000         161,000
Income taxes                                                  --              --              --              --
                                                      ------------    ------------    ------------    ------------
Income before cumulative effect of change
         in accounting principle                         1,242,000         495,000         491,000         161,000
Cumulative effect of change in accounting principle           --           562,000            --              --
                                                      ------------    ------------    ------------    ------------

Net income                                            $  1,242,000    $  1,057,000    $    491,000    $    161,000
                                                      ============    ============    ============    ============

Weighted average common shares outstanding:
         Basic                                          16,572,124      16,530,487      16,580,487      16,530,487
         Diluted                                        17,048,976      16,841,418      17,067,076      16,884,360
Per share amounts:
Basic:   Before change in accounting principle        $       .075    $       .030    $       .030    $       .010
         Change in accounting principle                       --              .034            --              --
                                                      ------------    ------------    ------------    ------------
         Net income                                   $       .075    $       .064    $       .030    $       .010
                                                      ============    ============    ============    ============

Diluted: Before change in accounting principle        $       .073    $       .030    $       .029    $       .010
         Change in accounting principle                       --              .033            --              --
                                                      ------------    ------------    ------------    ------------
         Net income                                   $       .073    $       .063    $       .029    $       .010
                                                      ============    ============    ============    ============


                          See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                Nine Months Ended
                                                                   December 31
                                                               2004           2003
                                                           -----------    -----------
Cash flows from operating activities:
Net income                                                 $ 1,242,000    $ 1,057,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Cumulative effect of change in accounting principle          --         (562,000)
     Depreciation and depletion                                311,000        181,000
     Accretion of asset retirement obligation                   37,000         54,000
     Change in:
         Accounts receivable, net                             (105,000)       (75,000)
         Other assets                                         (629,000)        (2,000)
         Accounts payable and accrued liabilities              220,000        191,000
         Asset retirement obligation                            (6,000)          --
     Other                                                       5,000          5,000
                                                           -----------    -----------

Net cash provided by operating activities                    1,075,000        849,000
                                                           -----------    -----------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                   (1,537,000)      (950,000)
     Support equipment                                         (41,000)        (9,000)
Purchase of lease and well equipment inventory                 (12,000)       (16,000)
Proceeds from sale of lease and well equipment inventory        16,000         40,000
Proceeds from sale of oil and gas property and equipment       170,000        168,000
                                                           -----------    -----------

Net cash used in investing activities                       (1,404,000)      (767,000)
                                                           -----------    -----------

Cash flows from financing activities:
Proceeds from exercise of common stock options                   3,000           --
Proceeds from borrowing                                        205,000           --
Long-term debt payments                                       (205,000)          --
                                                           -----------    -----------

Net cash provided by financing activities                        3,000           --
                                                           -----------    -----------

Cash and cash equivalents:
Net increase (decrease)                                       (326,000)        82,000
Balance at beginning of period                                 424,000        434,000
                                                           -----------    -----------

Balance at end of period                                   $    98,000    $   516,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $     1,000    $      --


            See accompanying notes to consolidated financial statements.

                                          6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004


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

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2005. In addition, as mentioned in the "Debt" section below, Basic has $1,000,000 of borrowing capacity as of February 4, 2005.

WORKING CAPITAL. At December 31, 2004 the Company had a working capital surplus of $402,000 (a current ratio of 1.32:1) compared to a working capital surplus at March 31, 2004 of $257,000 (a current ratio of 1.27:1). The decrease in Cash and Cash Equivalents and a corresponding increase in Other Current Assets reflect cash advances made by Basic to prepay drilling costs on the Halvorsen 31X-1 dual-lateral, horizontal well in Richland County, Montana and the "3-D Bright Spot" test in Liberty County, Texas that were both spud near the end of December 2004. The unused portions of the drilling costs totaling $629,000 at December 31 are included in Other Current Assets. See the Capital Expenditures section below for further discussion. The increase in current liabilities is indicative of a higher level of workover activity at the end of the December 2004 quarter relative to workover activity at the end of the March 2004 quarter.

DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (formerly The Bank of Cherry Creek), located in Denver, Colorado. Under the terms of its existing loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of the full $1,000,000. With the present oil and natural gas pricing environment and the new wells the Company has recently brought on production, Basic and American National Bank have begun discussions to increase the Company's borrowing capacity that is more reflective of Basic's current level of estimated oil and gas reserves.

If necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date. Any outstanding loan balance will be due and payable on December 31, 2006. The interest rate on this credit facility is the prime rate plus 2%.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the nine months ended December 31, 2004 and at December 31, 2004 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. To summarize capital expenditures during the Company's first two quarters ended September 30, 2004, Basic re-entered the Antenna Federal #13-36 and #31-36 wells on the Company's Antenna Federal property in Weld County, Colorado to remove temporary seals separating the Codell and J-Sand formations in order to commingle production from these formations. On its Indian Hill prospect, the Company participated in drilling the Lynn #1 well in Williams County, North Dakota. Drilling operations were successful and the well was placed on production in August 2004 initially flowing 242 barrels of oil per day. This was followed by a second well, the Lynn #2, which was placed on production in January 2005.

Basic also participated in drilling a "3-D Bright Spot" test of the Yegua formation in Wharton County, Texas. As previously disclosed, numerous problems were encountered in the well and drilling operations were not finalized until late July 2004. Finally, the Company reported that through Legent Resources Corporation (Legent), its wholly-owned Canadian subsidiary, it drilled its Silver Spike prospect in Alberta, Canada. The initial well, the Westerose 6-6-46-1W5, was drilled to 2,486 meters (8,100 feet). While Legent did not encounter a Devonian LeDuc reef, the Company is evaluating other alternatives that may be available to it and its partners, including drilling to deeper horizons. Legent has a 7.8125 percent interest in the well and has spent approximately $54,000 on prospect, acreage, and licensing costs and approximately $65,000 on drilling. Readers are encouraged to read Basic's SEC reports, particularly the Company's Quarterly Report on Form 10-QSB for the quarters ended June 30 and September 30, 2004 for further details regarding these first and second quarter events.

During the third quarter ended December 31, 2004 Basic spent an additional $46,000 for completion and surface equipment costs on the Lynn #2 well for a total investment of $248,000. The Lynn #2, which was placed on production in early January 2005, is producing approximately 50 barrels of oil and 50 barrels of water per day from the Nisku and Duperow formations. However, modifications have recently been made to the artificial lift equipment and the production rate is expected to improve. The Lynn #1 well, which was placed on production last August, continues to produce approximately 135 barrels of oil and 8 barrels of water per day from the Nisku formation. Modifications were also recently made to the artificial lift equipment on this well and the production is expected to improve modestly. Basic has an approximate 18 percent working interest in both the Lynn #1 and #2 wells which are operated by Missouri Basin Well Service, Inc.

On the Company's "3-D Bright Spot" test in Wharton County, Texas Basic spent an additional $8,000 on surface facilities in the quarter just ended, for a total investment of $313,000. The well, the Turf Grass #1, is flowing from perforations at 10,898'-10,920' in the Yegua formation. Now in its fourth month of production, although flowing tubing pressures have not yet stabilized, the well is averaging approximately 60 million cubic feet of gas, 13,000 barrels of condensate and 30,000 gallons of propane per month with a flowing tubing pressure of 4,700 psi. The Company has a 5.0 percent working interest (3.55 percent net revenue interest) in the well which is now operated by PetroReal, Inc. As previously disclosed, and while not confirmed, a portion of the drilling costs, possibly $100,000 to Basic's interest, may be recoverable from insurance coverage held by all the working interest owners due to earlier problems that were encountered while drilling the well.

Also in the quarter just ended, the Company participated in a second "3-D Bright Spot" prospect; this one located in Liberty County, Texas. Although the well was started prior to December 31, it did not reach total depth until after the end of the quarter. As previously reported, this effort resulted in a dry hole and the well has been plugged and abandoned. The Company had a 7.5 percent working interest in this venture and now expects prospect fees, acreage and drilling costs to total $195,000, slightly less than the $210,000 that was budgeted.

Finally, as previously disclosed, in late-December 2004 the Company began drilling its first dual-lateral, horizontal Bakken formation test, the Halvorsen 31X-1, located in Section 1, T22N-R57E in Richland County, Montana. Total depth was reached subsequent to quarter end and operations are currently suspended while waiting for a completion rig. At this time, the completion plan is to flow test the well unstimulated and hydraulically fracture the well at a later date. Basic has an approximate 26 percent interest in the well and expects to spend $675,000 on drilling and completion costs. The Halvorsen 31X-1 is operated by Headington Oil, L.P. This well is situated in the east half of a 1,280 acre spacing unit such that a second horizontal well may be drilled at a later date.

CONTEMPLATED ACTIVITIES. In addition to the capital expenditures described immediately above, the Company anticipates pursuing the following activities.

Basic is anticipating notification from the operator of the Indian Hill prospect of plans to drill a third well, a horizontal Nisku test, which is to be initiated this spring or summer. Basic would have an approximate 18 percent working interest in this new well. The Company anticipates its exposure would be approximately $400,000.

By virtue of its acquisitions in the mid- and late-1990s, Basic has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests in five different sections, Basic is exposed to several significant drilling opportunities. Although no specific well is identified, in addition to the Halvorsen well discussed above, the Company anticipates participation in other horizontal Bakken wells in this area. Basic's interest in such ventures will be dependant upon the size of the approved well spacing unit and could range from a 6.25 percent to 25.0 percent working interest in each well. At these levels, Basic's financial commitment could vary from $170,000 to $680,000 per well.

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

Basic anticipates drilling a second test on its Heart River Prospect in Stark County, North Dakota during the summer or fall of 2005. This project is expected to test the Cambrian Winnipeg formation at approximately 11,500 feet. The Company expects to incur $150,000 in drilling costs on this second test well.

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

Results of Operations
---------------------

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003
------------------------------------------------------------------------------

OVERVIEW. Net income from operations for the nine months ended December 31, 2004
(2004) was $1,242,000 compared to net income from operations of $495,000 for the nine months ended December 31, 2003 (2003). Including the cumulative effect of change in accounting principle due to the implementation of Statement of Financial Accounting Standard No. 143 (SFAS No. 143), net income for 2003 was $1,057,000. Net income for the 2004 period was impacted by a $160,000 impairment charge to recognize the potentially diminished value of its Canadian assets (see further discussion in Expenses section below). Net income solely from the Company's core U.S. operations was $1,402,000 in 2004.

REVENUES. Oil and gas sales revenue increased $1,178,000 (55%) in 2004 over 2003. Oil sales revenue increased $873,000 (48%) as a result of both higher oil sales volume and prices. Higher oil prices contributed $817,000 while the increase in sales volume added $56,000. Gas sales revenue also benefited from increases in both gas sales volume and prices. Higher gas sales volume contributed $180,000 and a jump in natural gas prices added $125,000 to an overall $305,000 (93%) spike in gas sales revenue.

VOLUMES AND PRICES. Oil sales volume increased 3%, from 63,700 barrels in 2003 to 65,700 barrels in 2004 while there was a 44% jump in the average price per barrel from $28.56 in 2003 to $41.00 in 2004. Gas sales volume spiked 55%, from
76.8 million cubic feet in 2003 to 119.2 million cubic feet in 2004, while the average price per Mcf rose 25%, from $4.27 in 2003 to $5.32 in 2004. The increase in oil sales volume can be attributed to the addition of 3,500 barrels in 2004 from the Lynn #1 well in Williams County, North Dakota and the Turf Grass #1 well in Wharton County, Texas that were placed on production in late August 2004 and November 2004, respectively. The increase in gas sales volume is primarily due to the successful enhanced recovery techniques employed to-date on some of the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 12% from 76,500 BOE in 2003 to 85,600 BOE in 2004.

EXPENSES. Oil and gas production expense increased $165,000 (17%) in 2004 over 2003. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $96,000 (12%) from $784,000 in 2003 to $880,000 in 2004 while workover expense increased $69,000 (38%) from $184,000 in 2003 to $253,000 in 2004. As a result of the increase in equivalent barrel sales, routine lease operating expense per BOE decreased slightly from $10.25 in 2003 to $10.14 in 2004. Workover expense per BOE rose 49% from $2.40 in 2003 to $3.58 in 2004. With the current level of oil and natural gas prices and a strong cash flow environment, Basic elected to undertake workovers on a number of its operated properties in attempts to improve operational efficiency, reduce future lifting costs and extend the length of time between subsequent workovers relative to the historical patterns on these particular wells.

In general, Basic is experiencing an industry-wide cost increase from service companies that is indicative of the strong demand for general oilfield services within Basic's core operating areas, particularly in the Williston basin in eastern Montana and western North Dakota. This strong demand is a reflection of the historically high level of oil prices that have benefited both the producers and service companies.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $109,000 (64%) in 2004 over 2003. Production taxes, as a percent of sales revenue rose from 7.9 percent in 2003 to 8.4 percent in 2004. This percent increase is attributed to the elimination of severance tax incentives in Montana triggered by the higher oil price level in 2004 relative to the 2003 price level. The overall lifting cost per BOE was $16.50 in 2004 compared to $14.87 in 2003. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $130,000 (72%) in 2004 over 2003 as a result of the $160,000 impairment charge related to the Canadian oil and gas assets owned by Legent Resources Corporation, a wholly-owned subsidiary of Basic. Even though Basic is a "full-cost pool" reporting company, SEC regulations require the Company to evaluate its Canadian assets separately from its U.S. properties. In this regard, Legent is still evaluating alternatives with respect to the initial well on its Silver Spike prospect and believes viable opportunities exist in this wellbore. However, Legent is a minority owner in this well and in the joint venture in Saskatchewan. As a result it has little ability to dictate future drilling plans and is unable to pursue development of the area on its own. While the majority owner may propose additional operations, at this time Legent is unaware of any such plans. Therefore, in assessing its acreage position with respect to possible future drilling plans and expiring leases, management felt it was appropriate to take an additional impairment charge in the December 2004 quarter. As a result, after impairment charges of $160,000 during the nine-month period ended December 31, 2004, the carrying value of Legent's Canadian oil and gas property approximated $167,000. Should Legent and its joint venture partners establish production from the Silver Spike wellbore, or on any of its acreage in Saskatchewan, the remaining $167,000 Canadian full cost pool would be depleted on a units-of-production basis in accordance with full cost pool accounting rules over the life of the reserves. However, should Legent and its joint venture partners not establish production or decide to forego drilling and allow the leases to expire, Legent would be required to write-off the remaining carrying value of its Canadian assets.

Excluding the $160,000 impairment charge, depreciation and depletion expense in 2004 was $151,000 compared to $181,000 in 2003. This decrease was due to a revision upward of estimated oil and gas reserves at September 30, 2004 based on higher commodity prices, especially with respect to oil prices. Including the impairment charge, depreciation and depletion expense per BOE increased 53% from $2.34 in 2003 to $3.57 in 2004. Excluding the impairment charge, depreciation and depletion expense per BOE in 2004 was $1.70 reflecting a decrease of 27% from 2003.

As a result of implementing SFAS No. 143, the Company recorded a $37,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $43,000 in 2004. These compare to an accretion expense of $54,000 and an asset retirement expense of $89,000 in 2003.

Gross general and administrative (G&A) expense increased $84,000 (24%) while net G&A expense increased $92,000 (48%) in 2004 over 2003. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2004 over 2003 is indirectly related to the enhanced drilling and recompletion activity in 2004 relative to 2003, a reduction in the amount of G&A that Basic was able to charge out to Company-operated properties, and an increase in employee benefits. The percentage of gross G&A expense that the Company was able to charge out was 35% in 2004 compared to 44% in 2003. Net general and administrative expense per BOE increased 32% from $2.51 in 2003 to $3.32 in 2004.

Quarter Ended December 31, 2004 Compared to Quarter Ended December 31, 2003
---------------------------------------------------------------------------

OVERVIEW. Net income for the quarter ended December 31, 2004 (2004) was $491,000 compared to net income of $161,000 for the quarter ended December 31, 2003
(2003). Net income solely from the Company's core U.S. operations was $571,000 in 2004.

REVENUES. Oil and gas sales revenue increased $570,000 (81%) in 2004 over 2003. As a result of both higher oil sales volume and prices, oil sales revenue increased $443,000 (75%). The increase in volume contributed $64,000 while higher oil prices added $379,000. In addition, gas sales revenue increased $127,000 (113%) in 2004 over 2003. Of this amount, higher gas sales volume contributed $60,000 while an increase in the average price per Mcf in 2004 over 2003 added $67,000.

VOLUMES AND PRICES. Oil sales volume increased 11%, from 20,500 barrels in 2003 to 22,700 barrels in 2004 while there was a 58% jump in the average price per barrel from $28.87 in 2003 to $45.54 in 2004. Gas sales volume rose 54%, from
26.0 million cubic feet in 2003 to 40.0 million cubic feet in 2004, while the average price per Mcf increased 39%, from $4.30 in 2003 to $5.98 in 2004. The increase in oil sales volume can be attributed to the addition of 2,200 barrels from the Lynn #1 well that began production in August 2004 while the increase in gas sales volume is primarily due to enhanced production from the Company's Weld County, Colorado natural gas wells. On an equivalent barrel (BOE) basis, sales increased 19% from 24,800 BOE in 2003 to 29,400 BOE in 2004.

EXPENSES. Oil and gas production expense increased $113,000 (39%) in 2004 over 2003. Routine lease operating expense increased $52,000 (21%) from $246,000 in 2003 to $298,000 in 2004 while workover expense increased $61,000 (139%) from $44,000 in 2003 to $105,000 in 2004. On a BOE basis, routine lease operating expense rose from $9.90 in 2003 to $10.14 in 2004 and workover expense increased from $1.79 in 2003 to $3.58 in 2004.

Again, as a result of the increase in oil and gas sales revenue, production taxes increased $49,000 (83%) in 2004 over 2003. Production taxes were 8.4 percent of oil and gas sales revenue in both 2004 and 2003. The overall lifting cost per equivalent barrel increased 24% from $14.06 in 2003 to $17.37 in 2004. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

As a result of the $80,000 impairment charge related to the Canadian oil and gas property owned by Legent Resources discussed above, depreciation and depletion expense increased $71,000 (113%) in 2004 over 2003. Excluding the impairment, depreciation and depletion expense was $54,000 in 2004, a decrease of $9,000 (14%) from 2003. This decrease was again due to an upward revision of estimated oil and gas reserves at September 30, 2004 based on higher commodity prices, especially with respect to oil prices. Including the impairment charge, depletion expense per BOE increased 80% from $2.50 in 2003 to $4.50 in 2004. Excluding the impairment charge, depletion and depreciation expense per BOE in 2004 was $1.77 reflecting a 29% decrease from 2003.

Related to the adoption of SFAS No. 143, the accretion of the present value of Basic's estimated asset retirement exposure was $14,000 in 2004 compared to $21,000 in 2003 while the asset retirement expense dropped from $51,000 in 2003 to $23,000 in 2004.

Gross general and administrative (G&A) expense increased $41,000 (36%) while net G&A expense increased $41,000 (67%) in 2004 over 2003. The increase in net G&A expense was primarily the result of an increase in employee benefits. Net G&A expense per BOE increased 43% from $2.44 in 2003 to $3.48 in 2004.














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

                                                     Nine Months Ended          Quarters Ended
                                                        December 31               December 31
                                                     2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
Sales volume
     Oil (barrels)                                    65,700       63,700       22,700       20,500
     Gas (mcf)                                       119,200       76,800       40,000       26,000

Revenue
     Oil                                          $2,693,000   $1,820,000   $1,035,000   $  592,000
     Gas                                             634,000      329,000      239,000      112,000
                                                  ----------   ----------   ----------   ----------

                                                   3,327,000    2,149,000    1,274,000      704,000
Total production expense(1)                        1,412,000    1,138,000      511,000      349,000
                                                  ----------   ----------   ----------   ----------

Gross profit                                      $1,915,000   $1,011,000   $  763,000   $  355,000
                                                  ==========   ==========   ==========   ==========

Depletion expense                                 $  305,000   $  179,000   $  131,000   $   62,000

Average sales price(2)
     Oil (per barrel)                             $    41.00   $    28.56   $    45.54   $    28.87
     Gas (per mcf)                                $     5.32   $     4.27   $     5.98   $     4.30
Average production expense(1,2,3)                 $    16.50   $    14.87   $    17.37   $    14.06
Average gross profit(2,3)                         $    22.39   $    13.20   $    25.99   $    14.27
Average depletion expense(2,3)                    $     3.57   $     2.34   $     4.50   $     2.50
Average general and administrative expense(2,3)   $     3.32   $     2.51   $     3.48   $     2.44

----------------------------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)


                                     ITEM 3.
                             Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on this evaluation, Basic's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarter ended December 31, 2004. Subsequent to the evaluation through the date of this filing, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II.
                                OTHER INFORMATION
                        (Cumulative from March 31, 2004)

Item 1. Legal Proceedings
-------------------------

None.

Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the nine months ended December 31, 2004 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

January 17, 2005    The Company announced that its Liberty County, Texas "3-D
                    Bright Spot" test well was a dry hole. It also provided a drilling progress report on its Halvorsen 31X-1 dual-lateral, horizontal well in Richland County, Montana and disclosed that the recently completed Lynn #2 well in Williams County, North Dakota had begun producing from both the Nisku and Duperow formations.

February 7, 2005    The Company announced that it had completed drilling
                    operations on the Halvorsen 31X-1 dual-lateral, horizontal well and was currently waiting on a completion rig. It also provided production updates on the Lynn #1 and Lynn #2 wells and the Turf Grass #1 well in Wharton County, Texas, all three of which have been completed and placed on production during the current fiscal year ending March 31, 2005.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David Flake
---------------
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  February 4, 2005