Form 10KSB/A
period 2004-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-05-11
CIK 10254

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

                        Basic Earth Science Systems, Inc.

                     Statement Attached to and Made Part of
                              Form 10-KSB/A for the
                            Year Ended March 31, 2004

The purpose of this re-filing is to solely comply with the requirements of Item 601(31) of Regulation S-B by including Exhibits 31-1 and 31-2 as a part of this Form 10-KSB/A. The remainder of this Form 10-KSB/A for the year ended March 31, 2004 remains unchanged.

                        Basic Earth Science Systems, Inc.

                                  Form 10-KSB/A

                                 March 31, 2004

                                Table of Contents
                                -----------------

Part III:
                                                                            Page
                                                                            ----
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance With
               Section 16(a) of the Exchange Act............................  4

     Item 10.  Executive Compensation.......................................  6

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management...............................................  8

     Item 12.  Certain Relationships and Related Transactions...............  9

     Item 13.  Exhibits and Reports on Form 8-K.............................  9

     Item 14.  Principal Accountant Fees and Services.......................  9

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

As of the date of this report, Basic's board of directors has not designated its audit committee financial expert. During fiscal 2005, the Company expects to expand its board of directors and believes that such expansion will include appointment of an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence. However, the Company cautions, given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, may prove difficult. Furthermore, director compensation and insurance premiums could prove costly. Accordingly, the Company may alter or vary its plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which the Company is not able to anticipate.

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

                         Aggregated Option Exercises in Fiscal 2004 and
                      Outstanding Stock Option Values as of March 31, 2004

                                               Number of Securities
                                                     Underlying              Value of Unexercised
                                              Unexercised Options at              In-the-Money
                 Shares                              3/31/04 (#)           Options at 3/31/04 ($) (1)
               Acquired on     Value        ---------------------------   ----------------------------
Name           Exercise (#)  Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----           ------------  ------------   -----------   -------------   -----------   -------------

Ray Singleton       --           --           165,000          --           $44,175          --

David Flake         --           --           175,000          --           $50,044          --

Edgar Huffman       --           --           250,000          --           $64,919          --

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

Accordingly, during each of the fiscal years 2004, 2003 and 2002 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic's common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at exercise prices of $0.16, $0.15 and $0.175, respectively. The terms of the options are for a period not to exceed ten years beginning on the grant date, provided Mr. Huffman remains a director of the Company. As of March 31, 2004, none of Mr. Huffman's options had been exercised. In May 2004, Mr. Huffman exercised options on 50,000 shares at a strike price of $0.078125.

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

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.    Document
-----------    -----------------------
    14.1       Code of Business Conduct and Ethics
    31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)
    31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)

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
                                            =======   =======
----------
(1) Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.
(2) Reflects fees, if any, for consulting services related to financial accounting and reporting matters. In fiscal 2004, these fees were for services related to the implementation of Statement of Financial Accounting Standard No. 143.
(3) Reflects fees billed for tax compliance, tax advice and preparation of the Company's federal tax return.
(4) Reflects fees, if any, for other products or professional services not related to the audit of the Company's consolidated financial statements and review of its quarterly reports, or for tax services.

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