Form 10KSB
period 2005-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-06-29
CIK 10254

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,856,000

As of June 21, 2005 16,680,487 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $18,130,000. The proxy statement for the 2005 annual meeting is incorporated by reference into Part III.

                        Basic Earth Science Systems, Inc.

                                   Form 10-KSB

                                 March 31, 2005

                                Table of Contents
                                -----------------

Part I:                                                                     Page
                                                                            ----
        Item 1.   Description of Business..................................   3

        Item 2.   Description of Property..................................  10

        Item 3.   Legal Proceedings........................................  12

        Item 4.   Submission of Matters to a Vote of Security Holders......  12

Part II:
        Item 5.   Market for Common Equity and Related Stockholder Matters.  13

        Item 6.   Management's Discussion and Analysis and
                  Plan of Operation........................................  13

        Item 7.   Consolidated Financial Statements........................  22

        Item 8.   Changes In and Disagreements with Accountants
                  On Accounting and Financial Disclosure...................  40

        Item 8A.  Controls and Procedures..................................  40

Part III:
        Item 9.   Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With
                  Section 16(a) of the Exchange Act........................  40

        Item 10.  Executive Compensation...................................  40

        Item 11.  Security Ownership of Certain Beneficial Owners
                  and Management...........................................  40

        Item 12.  Certain Relationships and Related Transactions...........  41

        Item 13.  Exhibits and Reports on Form 8-K.........................  41

        Item 14.  Principal Accountant Fees and Services...................  42

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

Initially estimating that it would take five or more years to internally develop and finalize drilling prospects, the Company chose to "fast-track" this transition. To accomplish this Basic has aligned itself with small companies that generate drilling prospects and sell a portion of those prospects to recoup their front-end costs and reduce their own drilling cost burden. Basic initially was aligned with a single prospect generator. By fiscal year end March 31, 2004, the Company was pursuing opportunities from three prospect generators. During the fiscal year ended March 31, 2005 the Company focused on solidifying these relationships. Basic hopes to have five prospect generators by the end of the current fiscal year ending March 31, 2006.

In the past, the Company's strategy focused on the acquisition of producing properties with subsequent enhancement and exploitation. With oil prices in the $45-$55 per barrel range, management believes that the risks associated with property acquisitions have increased substantially. Based on this belief, management has significantly curtailed its acquisition efforts. Despite this, the Company expects to monitor the acquisition market and, if economically feasible, attempt to procure properties that may augment existing operations or ownership.

Operations

U.S. Operations

On the Company's Antenna Federal property in Weld County, Colorado the Company previously reported that it had re-fraced the Codel formation in the Antenna Federal #13-36 and #31-36 wells. Following this effort, production from the J-Sand formation was temporarily shut-off while the higher pressured Codell was allowed to flow unrestricted. In April 2004 Basic re-entered these wells and removed the temporary seal and commingled production from both the Codell and J-Sand formations. The Company spent approximately $20,000 on this operation.

In April 2004 Basic participated in drilling the Lynn #1 in Williams County, North Dakota. This well, located in the Indian Hills Field in Section 23, T153N-R101W, targeted the Duperow formation at 11,600 feet. The well, which is operated by Missouri Basin Well Service, Inc., was placed on production in August 2004 and is currently producing approximately 110 barrels of oil per day from the Nisku formation. Prior to producing from the Nisku, the well was completed and tested in the Duperow formation. The Company had expected to commingle both formations, however, as of this date, the operator has not commingled production and the well continues to produce solely from the Nisku formation. Basic has an 18% working interest in the well and has spent approximately $307,000 for its portion of the drilling, completion and equipment costs. Initial reserve estimates to the Company's interest project future production of approximately 18,100 barrels of oil and 7.8 million cubic feet of gas (MMcf) from the Nisku and 36,400 barrels and 19.5 MMcf from the Duperow. Cumulative net cashflow (after operating expenses, development costs and production taxes), discounted at 10%, is estimated to be $490,000 and $1,300,000 for the Nisku and Duperow formations, respectively.

In addition, in August and September 2004, the Company successful drilled the Lynn #2 well near the Lynn #1 in the Indian Hills Field. The Lynn #2, also operated by Missouri Basin Well Service, Inc., was originally planned as a Red River formation test. However, upon discovering that the well was structurally low to the Lynn #1, drilling was curtailed after reaching the Duperow formation. The Lynn #2 was placed on production in early January 2005 and is currently producing approximately 50 barrels of oil and 50 barrels of water per day from both the Nisku and Duperow formations. In addition to these two formations, the Company believes that the upper and lower Mission Canyon formations are productive in this wellbore. Once the Nisku and Duperow are depleted efforts to establish production from the Mission Canyon will begin. Basic has an approximate 18% working interest in the well and has spent approximately $320,000 for its portion of the drilling, completion and equipment costs. Initial reserve estimates to Basic's interest project future production at approximately 6,000 barrels of oil and 3.3 MMcf of gas, and future cumulative net cashflow, discounted at 10%, to be $124,000 for the commingled Nisku and Duperow formations.

In April 2004 Basic initiated drilling a "3-D Bright Spot" test of the Yegua formation in Wharton County, Texas. Now operated by PetroReal, Inc., the Turf Grass #1 was drilled to 11,200 feet. Flowing from perforations at 10,898'-10,920' in the Yegua formation, the well is now in its eighth month of production. Although flowing tubing pressures have not yet stabilized, the well, in May 2005, is estimated to have produced 54 MMcf of gas, 11,000 barrels of condensate and 45,000 gallons of propane to the 100% revenue interest with an average flowing tubing pressure of 3,270 psi. The Company has a 5% working interest (3.55% net revenue interest) in the well. The Company spent $352,000 on this prospect: $25,000 on land and prospect costs, $289,000 on drilling and completion costs due to numerous problems encountered during the drilling phase, and $38,000 on surface equipment. As previously disclosed, and while not confirmed, a portion of the drilling costs, possibly $100,000 to Basic's interest, may be recoverable from insurance coverage held by all the working interest owners. Initial reserve estimates to Basic's interest project future production to be approximately 11,100 barrels of oil and 60.4 MMcf, and future cumulative net cashflow, discounted at 10%, to be $654,000.

Following this success, in December 2004 the Company participated in a second "3-D Bright Spot" prospect located in Liberty County, Texas. As previously reported, this effort resulted in a dry hole and the well has been plugged and abandoned. The Company had a 7.5% working interest in this venture and spent $199,000 on prospect fees, acreage and drilling costs.

In late-December 2004 the Company began drilling its first dual-lateral, horizontal Bakken formation test, the Halvorsen 31X-1. Located in Section 1, T22N-R57E in Richland County, Montana, the well was completed in January 2005. The Halvorsen 31X-1 is operated by Headington Oil, L.P. At year end the well was flowing exclusively from its northern lateral at approximately 400 barrels of oil per day. Also at year end, only the well's northern lateral had been hydraulically stimulated; the southern lateral remained un-stimulated (see Subsequent Events section below). This well is situated in the east half of a 1,280 acre spacing unit such that a second horizontal well may be drilled at a later date. Basic has an approximate 26% interest in the well and spent $680,000 on drilling and completion costs. Initial reserve estimates project future production to be approximately 56,300 barrels of oil and 28.7 MMcf of gas, and future cumulative net cashflow, discounted at 10%, to be $1,976,000.

Basic continues to plug and abandon wells that are no longer economic to produce. During fiscal 2005 the Company plugged twelve wells; six in the Williston basin and six in south Texas. Management continues to reduce the number of inactive and uneconomic well bores in an effort to actively manage the impact of SFAS No. 143 on the Company's financial statements (see Note 2 to the Consolidated Financial Statements).

Canadian Operations

All of Basic's Canadian activities are undertaken by Legent Resources Corporation (Legent), a wholly- owned subsidiary and Nova Scotia Unlimited Liability Corporation. Legent was formed to take advantage of existing United States and Canadian tax law and trade agreements.

In early August 2004, Legent commenced drilling its Silver Spike prospect. This third exploration well in Canada was licensed to 2,475 meters (8,100 feet) and targeted the Devonian LeDuc formation. The Westerose 6-6-46-1W5, operated by Zinke & Trumbo Canada Corporation, resulted in a dry hole. However, as of year end March 31, the wellbore was still intact and being evaluated for other opportunities. In the event that no such opportunities become evident, the well will be plugged in accordance with Alberta regulations. Legent has a 7.8125% working interest in the well and spent approximately CDN$85,000 on drilling costs in fiscal 2005.

Basic's initial undertaking in Canada was to purchase a 12.5% working interest in an existing Canadian joint venture (CJV). The CJV was formed to primarily drill exploration wells in the Canadian province of Saskatchewan. As of March 31, all of Legent's leasehold acreage in Saskatchewan, and nearly all its leasehold acreage in Canada had expired. The Company had previously written off a substantial portion of this acreage in anticipation of this possibility. At this time, Legent has no plans to lease additional acreage and, other than its Silver Spike prospect in Alberta, has no further plans for Canadian operations.

Subsequent Events
-----------------

In late April 2005, Headington Oil L.P., the operator of the Halvorsen 31X-1 well in Richland County, Montana, opened the southern lateral and commingled the production from this lateral with the northern lateral. Prior to opening the southern lateral the well averaged 180 barrels of oil per day from the northern lateral. Following this modification, in May 2005 the well averaged approximately 325 barrels of oil per day.

At this time the southern lateral remains unstimulated. The Company and Headington had elected to delay stimulation of the southern lateral to allow time to reduce the near-wellbore, formation pressure prior to hydraulically stimulating this second leg. This decision was based on the prevalence of natural fractures encountered while drilling this lateral. When the second, southern lateral is ultimately stimulated, these lower pressures are expected to enhance fracture containment.

Contemplated Activities
-----------------------

In addition to the Subsequent Events described immediately above, the Company anticipates pursuing the following activities in fiscal 2006 (year ending March 31, 2006).

U.S. Operations

By virtue of its acquisitions in the mid- and late-1990's, the Company has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests in five different sections, Basic is exposed to several significant drilling opportunities. Basic's interest will be dependant upon the size of the approved well spacing unit and could range from a 6.25% to 12.5% working interest in each well. At these levels, Basic's financial commitment could vary from $165,000 to $325,000 per well.

The Company also envisions further development on its Antenna Federal property in Weld County, Colorado. Basic has received proposals from its joint venture partner to deepen three additional Codell formation wells to the J-Sand formation. Basic currently has a 5% overriding royalty interest in these Codell wells and will earn a 60% working interest in the J-Sand once the wells are deepened to that formation. In addition, once each well is completed in the J-Sand, Basic will take over as operator of the each well. The Company estimates its total cost to deepen all three wells to be approximately $380,000.

Basic anticipates drilling two additional horizontal wells in the TR-Madison Unit in Billings County, North Dakota. Basic has a 1.075% working interest in the entire TR-Madison Unit and has budgeted $30,000 for these two wells. The TR-Madison Unit is currently operated by Westport Oil and Gas Company, L.P.

Basic is continuously evaluating other drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of due diligence. Management's policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken. Management cautions that the absence of news and/or press releases should not be interpreted as a lack of development or movement.

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

During fiscal 2005, Basic sold 70 percent of its oil and gas production to four purchasers: Murphy Oil USA, Inc. (32%), Valero Marketing & Supply Co. (18%), Kerr-McGee Rocky Mountain Corporation (10%) and Tesoro Refining and Marketing Company (10%). Sales to no other customer of Basic (or group of customers under common control) were equal to 10 percent or more of oil and gas sales. See also
Note 8 to the Consolidated Financial Statements.

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

With respect to acquisitions, competition is intense for the purchase of large producing properties. Because of the limited capital resources available to the Company, management has historically focused on smaller and/or marginal properties in its acquisition efforts.

Regulations
-----------

GENERAL. The operations of the Company are affected in varying degrees by federal, state, regional and local laws and regulations, including, but not limited to, laws governing, well spacing, air emissions, water discharges, reporting requirements, endangered species, marketing, prices, taxes and allowable rates of production. The Company is further affected by changes in such laws and by constantly changing administrative regulations. To the best of its knowledge, the Company is in compliance with all such regulations and is not aware of any claims that could have a material impact upon the Company's financial condition, results of operations, or cash flows.

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

CANADIAN TAXATION. Canada and the province of Saskatchewan have significantly different tax laws than those in the U.S. In general, the impact of these taxes is slightly greater than U.S. tax rates. If the Company were to establish production in Canada, it would be obligated to comply with all Canadian Tax laws.

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

Certain Risks
-------------

VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, operating results, profitability, future rate of growth and the carrying value of its oil and gas properties are substantially dependent upon prevailing market prices for oil and gas. Historically, the markets for oil and gas have been volatile and in certain periods have been depressed by excess domestic and imported supplies. Such volatility can be expected to reoccur in the future. Various factors beyond the control of the Company will affect prices of oil and gas, including worldwide and domestic supplies of oil and gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to maintain oil price and production controls, political instability or armed conflict in oil and gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels and weather conditions. In addition to market factors, actions of state and local agencies and the United States and foreign governments affect oil and gas prices. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. Any substantial or extended decline in the price of oil would have a material adverse effect on the Company's financial condition and results of operations. Such decline would reduce the Company's cash flow and borrowing capacity and both the value and the amount of the Company's existing oil and gas reserves.

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

At March 31, 2005 the Company had nine full-time employees: four at its main office in Denver and five field laborers at a subsidiary's field office in Bruni, Texas, located forty-five miles east, southeast of Laredo, Texas. In addition to eleven contract field workers on retainer, Basic at times hires up to five contract technical/professional personnel in its main office on a project-by-project basis.

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


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

PRODUCING PROPERTIES: LOCATION AND IMPACT. At March 31, 2005 Basic owned a working interest in 79 producing oil wells and 9 producing gas wells. The Company currently operates 51 of these wells in five states: North Dakota, Montana, Colorado, Texas and Wyoming. These operated wells contributed approximately 67 percent of Basic's total liquid hydrocarbon sales and approximately 79 percent of total gas sales in fiscal 2005. A significant portion of the Company's production is encumbered and used to secure bank debt.

                               Producing Property
                               ------------------

                               Gross Wells                  Net Wells
                            -----------------           ----------------
                             Oil         Gas             Oil        Gas
                            -----       -----           -----      -----
         Colorado             --           7             --         4.20
         Louisiana             1          --             0.01        --
         Montana              18          --            10.33        --
         North Dakota         39          --             8.28        --
         Texas                20           2            17.99       0.18
         Wyoming               1          --             0.47        --
                            -----       -----           -----      -----

         Total                79           9            37.08       4.38
                            =====       =====           =====      =====


PRODUCTION. Specific production data relative to the Company's oil and gas producing properties can be found in the Selected Financial Information table in
Item 6. "Management's Discussion and Analysis and Plan of Operation."

RESERVES. At March 31, 2005 the discounted present value of Basic's estimated proved developed reserves, net of deferred income taxes, was approximately $14,819,000, reflecting a 99 percent increase from the prior year's estimated proved developed reserves of $7,457,000. One factor contributing to the jump in estimated reserves from 2004 to 2005 was an increase in pricing from year to year. The weighted average prices for year-end 2005 reserves were $52.82 per barrel of oil and $8.96 per Mcf of natural gas compared to $34.17 and $4.08, respectively, at year-end 2004. In addition, the four discoveries that the Company completed during fiscal 2005 contributed $5,061,000 to estimated reserves. The total investment in these four wells was $1,680,000. Further analysis of Basic's estimated oil and gas reserves can be found in Note 12 to the Consolidated Financial Statements.

Geographically, the Company's reserves are located in three primary areas: the Williston basin in North Dakota and Montana, the Denver-Julesburg (D-J) basin in Colorado and on-shore south Texas. The following table summarizes the estimated proved developed oil and gas reserves divided between operated and non-operated properties for these three areas as of March 31, 2005:

                        Net Oil          Net Gas
                        (Bbls)            (Mcf)             BOE              %
                     -----------       -----------      -----------       ------
Williston Basin
    Operated             381,000            81,000          395,000         32.9
    Non-Operated         293,000           117,000          312,000         26.0
                     -----------       -----------      -----------       ------

                         674,000           198,000          707,000         58.9
                     -----------       -----------      -----------       ------

South Texas
    Operated             332,000            --              332,000         27.6
    Non-Operated          11,000            60,000           21,000          1.7
                     -----------       -----------      -----------       ------

                         343,000            60,000          353,000         29.3
                     -----------       -----------      -----------       ------

D-J Basin
    Operated              17,000           594,000          116,000          9.7
    Non-Operated           2,000            18,000            5,000          0.4
                     -----------       -----------      -----------       ------

                          19,000           612,000          121,000         10.1
                     -----------       -----------      -----------       ------

Other Areas
    Operated              20,000            --               20,000          1.7
    Non-Operated           --               --                --             --
                     -----------       -----------      -----------       ------

                          20,000            --               20,000          1.7
                     -----------       -----------      -----------       ------

Total                  1,056,000           870,000        1,201,000        100.0
                     ===========       ===========      ===========       ======


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

                         Developed Acreage            Undeveloped Acreage
                       ---------------------         ---------------------
                         Gross         Net             Gross         Net
                       -------      --------         -------      --------
     Colorado              640           384            --             --
     Louisiana             205             3            --             --
     Montana             6,440         3,144           3,879         1,466
     North Dakota       13,793         2,572          12,925         1,937
     Texas               3,080         2,489            --             --
     Wyoming               634           267           1,000           482
     Canada               --            --               739            66
                       -------      --------         -------      --------

     Total              24,792         8,859          18,543         3,951
                       =======      ========         =======      ========

FIELD SERVICE EQUIPMENT. At March 31, 2005 one of the Company's subsidiaries, Basic Petroleum Services, Inc. located in Bruni, Texas, owned a trailer house/field office, a shallow pulling rig, a large winch truck, a skid-mounted cementing unit, three pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

OFFICE LEASE. The Company currently leases approximately 2,300 square feet of office space in downtown Denver, Colorado from an independent third party for $3,000 per month. The lease term is for a five-year period ending February 28, 2008. For additional information see Note 6 to the Consolidated Financial Statements.


                                     ITEM 3
                                LEGAL PROCEEDINGS

None.


                                     ITEM 4
                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

No matter was submitted to a vote of Basic's shareholders during the fourth quarter ended March 31, 2005.










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

                                                   High             Low
                                                   ----             ---
Year Ended March 31, 2004
-------------------------

First Quarter.................................    $ 0.185         $ 0.120
Second Quarter................................      0.180           0.130
Third Quarter.................................      0.270           0.140
Fourth Quarter................................      0.430           0.270

Year Ended March 31, 2005
-------------------------

First Quarter.................................    $ 0.600         $ 0.350
Second Quarter................................      0.680           0.400
Third Quarter.................................      0.730           0.570
Fourth Quarter................................      2.860           0.650

The closing bid price on June 21, 2005 was $1.61. Transactions on the over-the-counter market reflect inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions to the broker-dealer and may not necessarily represent actual transactions.

As of June 21, 2005, Basic had approximately 2,247 shareholders of record. Basic has never paid a cash dividend on its common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial condition, and other factors. The Company's Board of Directors presently has no plans to pay any dividends in the foreseeable future.


                                     ITEM 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              AND PLAN OF OPERATION

Liquidity Outlook
-----------------

The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming oil prices do not decline significantly from current levels, management believes the cash generated from operations will provide sufficient working capital for the Company to meet its existing and normal recurring obligations as they become due in fiscal 2006. In addition, as mentioned in the "Debt" section below, Basic had an available borrowing capacity of $1,000,000 as of June 21, 2005.

Capital Structure and Liquidity
-------------------------------

FINANCING. The Company recognizes the importance of developing its capital resource base in order to pursue its objectives. However, subsequent to its last public offering in 1980, debt financing has been the sole source of external funding.

BANK DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (the Bank), located in Denver, Colorado. Under the terms of its loan agreement the Company has a $1,000,000 line of credit and a borrowing base equal to the full $1,000,000. See Note 5 to the Consolidated Financial Statements for a more detailed discussion of the Company's bank credit facility.

With the strength of the current commodity pricing environment, the Company's successful drilling program during the past year and its solid balance sheet and fundamentals, the Bank has expressed an interest in increasing Basic's borrowing capacity and reducing the interest rate that is more reflective of the Company's current level of estimated oil and gas reserves and strong cash flow.

During 2005 Basic utilized the credit facility to fund a portion of its drilling program. The outstanding balance on the line of credit never exceeded $205,000 and total interest incurred was $1,000. In the future, if necessary, Basic may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot envision at this time.

HEDGING. The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2005 (2005) and March 31, 2004
(2004) the Company did not participate in any hedging activities. The Company had no open futures or option contracts in place at either March 31, 2005 or March 31, 2004. Additional information concerning the Company's hedging activities appears in Note 1 to the Consolidated Financial Statements.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

WORKING CAPITAL. At March 31, 2005 the Company had a working capital surplus of $574,000 (a current ratio of 1.38:1) compared to a working capital surplus at March 31, 2004 of $257,000 (a current ratio of 1.27:1). Current liabilities increased $538,000 (56%) while current assets jumped $855,000 (70%). Current assets were primarily affected by an increase in oil and gas sales receivable resulting from higher commodity prices at the end of 2005 compared to the end of 2004 and a $171,000 receivable for oil and gas sales on the Halvorsen 31X-1 dual-lateral, horizontal well in Montana. As is standard practice, the revenue from this well was held in suspense by the operator pending approval of all legal documents for payment of sales proceeds. These funds were received subsequent to year end. The cash and accrued liabilities balances were both impacted by the receipt of $297,000 in advance payments received from working interest owners with respect to a significant workover that began in March 2005 on a Company-operated property in south Texas. Since Basic owns only a 12.77% working interest in this property, it typically collects in advance, as is standard industry practice, a proportionate share of costs from all other interest owners with respect to significant operations, specifically those that require authorization.

CASH FLOW. As previously mentioned, the Company's primary source of funding is the cash flow from its operations. Cash provided by operating activities rose 218% from $809,000 in 2004 to $2,576,000 in 2005. This increase was primarily due to a combination of improved oil and gas production and higher commodity prices. Net cash used in investing activities increased 158% from $819,000 in 2004 to $2,117,000 in 2005. This increase reflects the aggressive drilling program undertaken in 2005 and underscores the Company's emphasis on growth through exploratory and development drilling given the current pricing environment and the opportunities presented to the Company.

CAPITAL EXPENDITURES. Total capital expenditures in 2005 for oil and gas property and equipment were $2,346,000. This included $1,311,000 for development activity, the majority of which was associated with drilling and completing two wells and recompletion efforts of two other wells, all in the U.S. Basic spent an additional $1,033,000 to drill three exploratory wells in the U.S (two of which were completed as producers) and one in Canada, to attempt one recompletion in the U.S. and to generate and/or evaluate various prospects for future growth opportunities. The cost to Basic of increasing its working interest in one Company-operated well accounted for the remaining $2,000 of capital expenditures. (For a detailed discussion of the Company's capital expenditure activity in 2005 see the Company Developments section of Part I,
Item 1 of this report.) Most of this activity during 2005 was funded with internally generated cash flow from operations with a small portion of the funding coming from the sale of available lease and well equipment and short-term debt financing.

Basic is evaluating a number of exploratory and development opportunities that it intends to pursue during fiscal 2006. At present cash flow levels and available borrowing capacity, Basic expects to have sufficient funds available for its share of any additional acreage, seismic and/or drilling cost requirements that might arise from these opportunities. However, the Company may alter or vary all or part of these planned capital expenditures based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout or joint venture terms, lack of cash flow, lack of additional funding, if necessary, and/or other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS. The Company still holds some marginal, operated and non-operated properties that are no longer consistent with its operating strategy. A few of these wells are scheduled to be plugged in the near future and the others are available for sale even though Basic is not actively pursuing their divestiture.

The adoption of SFAS No. 143 has caused the Company to carefully quantify and evaluate the possibility of realizing salvage value from equipment in excess of plugging costs.

OTHER. The Company recorded a valuation allowance of $1,178,000 at March 31, 2005 equal to the excess of deferred tax assets over deferred tax liabilities. This valuation allowance reflects the Company's belief that the benefits from the deferred tax assets will more than likely not be realized. See Note 9 to the Consolidated Financial Statements.

IMPACT OF INFLATION. Inflation has not had a material impact on the Company in recent years because of the relatively low rates of inflation in the United States.

Capital Resources
-----------------

OVERVIEW. In addition to the Company's routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, the Company requires capital to fund its exploratory and development drilling efforts, and the acquisition of additional properties as well as any development and enhancement of these acquired properties. Relative to its recent expenditures, the Company's current credit facility is somewhat limited. And, although, the Bank has informally expressed an interest in expanding this facility significantly, the Company is reluctant to use debt to fund true exploration efforts. Concurrently, given the current oil and gas commodity price environment, the Company has received numerous inquiries regarding the possibility of funding the Company's efforts through equity contributions or debt instruments. Given strong cash flows and the relatively modest nature of the Company's current drilling projects (one or two well exposure), management has declined to consider these overtures. Management's primary concern in this area is the dilution of its existing shareholders. Therefore, should management identify additional drilling or acquisition opportunities beyond those mentioned above, there can be no assurance that the necessary internal funds will be available or that management would choose to use external funding for the reasons explained above. However, despite the Company's dilution concerns, there can be no assurance that Basic would not use new equity financing to fund a significant opportunity. With respect to required workovers and repairs on its oil and gas properties, management intends to fund these immediate needs with its internally generated cash flow from operations.

OTHER COMMITMENTS. The Company has no obligations to purchase additional, or sell any existing, oil and gas property. Basic also does not have any other commitments beyond its office lease and software maintenance contracts (see Note 6 to the Consolidated Financial Statements).

Results of Operations
---------------------

Fiscal 2005 Compared with Fiscal 2004

OVERVIEW. Net income for the year ended March 31, 2005 (2005) was $1,845,000 compared to net income of $1,256,000 for the year ended March 31, 2004 (2004). Net income for 2004 includes income of $562,000 that represents the cumulative effect of the change in accounting principle due to the implementation during 2004 of Statement of Financial Accounting Standards No. 143 (SFAS No. 143). Additional information concerning this change in accounting principle appears in
Note 2 to the Consolidated Financial Statements. Excluding this cumulative effect of the change in accounting principle, operations in 2004 resulted in net income of $694,000 compared to net income of $1,845,000 in 2005, an increase of 266 percent.

REVENUES. Oil and gas sales revenue increased $1,855,000 (62%) in 2005 over 2004 as a result of both an increase in volume sales and higher commodity prices. Oil sales revenue alone increased $1,476,000 (60%). An increase in sales volume in 2005 contributed $252,000 while higher oil prices in 2005 added $1,224,000. Gas sales revenue alone increased $379,000 (74%) in 2005 over 2004. An increase in sales volume contributed $221,000 to 2005 gas sales revenue while higher gas prices added $158,000 to 2005 gas sales revenue relative to 2004.

VOLUMES AND PRICES. Total oil sales volume increased 10% from 83,100 barrels in 2004 to 91,600 barrels in 2005 while the average price per barrel jumped 45% from $29.58 in 2004 to $42.94 in 2005. Total gas sales volume increased 43% from
114.5 million cubic feet in 2004 to 163.7 million cubic feet in 2005 while the average price per Mcf rose 21%, from $4.49 in 2004 to $5.45 in 2005. The increase in oil sales volume was primarily due to production from the four new wells drilled and completed during 2005. These wells contributed 10,400 barrels in 2005, of which 6,800 barrels were sold in the fourth quarter. The increase in gas sales volume was mainly due to the successful enhanced recovery techniques employed on some of the Company's natural gas wells in Weld County, Colorado along with 11.2 million cubic feet of gas sold beginning in October 2004 from the Turf Grass #1 discovery in Wharton County, Texas. On an equivalent barrel of oil (BOE) basis, sales volume increased 16% from 102,200 BOE in 2004 to 118,900 BOE in 2005.

EXPENSES. Oil and gas production expense increased $237,000 (18%) in 2005 over 2004. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $121,000 (11%) from $1,079,000 in 2004 to $1,200,000 in 2005. Workover expense rose $116,000 (56%) from $206,000 in
2004 to $322,000 in 2005. On an equivalent barrel basis, routine lease operating expense dropped from $10.56 per BOE in 2004 to $10.10 in 2005 while workover expense climbed 35% from $2.01 in 2004 to $2.71 per BOE in 2005.

Three factors played a key role in the increase in oil and gas production expense in 2005 over 2004. First, the four new wells that came on production during the third and fourth quarters of 2005 contributed an additional $23,000. Second, with the current level of oil and natural gas prices and a strong cash flow environment, Basic elected to undertake workovers on a number of its operated properties in attempts to improve operational efficiency, reduce future lifting costs and extend the length of time between subsequent workovers relative to the historical patterns on these particular wells. And finally, Basic is experiencing an industry-wide cost increase from service companies that is indicative of the strong demand for general oilfield services within Basic's core operating areas, particularly in the Williston basin in eastern Montana and western North Dakota. This strong demand is a reflection of the high level of oil prices that have benefited both the producers and service companies.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are a function of sales revenue, increased $159,000 (67%) in 2005 over 2004. Production taxes as a percent of oil and gas sales revenue saw a modest increase from 8.0% in 2004 to 8.2% in 2005.

A 26% increase in oil and gas production expense and production taxes combined and the 16% increase in equivalent-barrel volume sales in 2005 over 2004 resulted in an 8% rise in the overall lifting cost per equivalent barrel from $14.90 in 2004 to $16.14 in 2005. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells would be shut in should oil prices begin to drop below certain levels.

Depreciation, depletion and impairment expense increased $187,000 (59%) in 2005 over 2004 primarily due to a $240,000 ceiling limitation charge in 2005 applicable to the Company's Canadian operations compared to a $90,000 impairment expense in 2004. The Company's Canadian oil and gas assets are owned by Legent Resources Corporation, a wholly-owned subsidiary of Basic. Even though the Company is a "full-cost pool" reporting company, SEC regulations require the Company to evaluate its Canadian assets separately from its U.S. properties. In this regard, Legent is still evaluating alternatives with respect to the initial well on its Silver Spike prospect. However, Legent is a minority owner in this well and in the joint venture in Saskatchewan. As a result it has little ability to dictate future drilling plans and is unable to pursue development of the area on its own. While the majority owner may propose additional operations, at this time Legent is unaware of any such plans. Therefore, in assessing its acreage position with respect to possible future drilling plans and expiring leases, management felt it was appropriate to take additional impairment charges in 2005. As a result, after writing down the value of its Canadian assets in 2005 and 2004 by $240,000 and $90,000, respectively, the carrying value of Legent's Canadian oil and gas property approximated $84,000 at March 31, 2005. Should Legent and its joint venture partners establish production from the Silver Spike wellbore, or on any of its remaining acreage in Saskatchewan, the remaining $84,000 Canadian full cost pool would be depleted on a units-of-production basis in accordance with full cost pool accounting rules over the life of the reserves. However, should Legent and its joint venture partners not establish production or decide to forego drilling and allow the leases to expire, Legent would be required to write-off the remaining carrying value of its Canadian assets.

Excluding the $240,000 and $90,000 impairment charges in 2005 and 2004, respectively, depreciation and depletion expense increased $37,000 in 2005 over 2004 due to the capital expenditures incurred in 2005 and the resulting increase in the full cost pool depletable base. With respect to U.S. operations only, because of the jump in oil and gas sales volumes, depreciation and depletion expense per BOE actually declined 2% from $2.19 per BOE in 2004 to $2.15 in 2005.

Accretion of asset retirement obligation increased $33,000 (89%) in 2005 over 2004. This increase is a result of revisions to previous estimates of future plugging and abandonment costs that were made at the time SFAS No. 143 was adopted in the first quarter of 2004. Additional information concerning SFAS No. 143 and related activity during 2005 can be found in Note 2 to the Consolidated Financial Statements.

Gross general and administrative (G&A) expense increased $120,000 (24%) while net G&A expense increased $130,000 (45%) in 2005 over 2004. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The increase in net G&A expense in 2005 over 2004 is indirectly related to a much higher level of exploration and development activity in 2005 relative to 2004 as evidenced by the Company's capital expenditures during 2005. Also contributing to the increase in net G&A expense was an increase in employee benefits and a reduction in the amount of overhead that the Company was able to allocate to its operated properties, from 42% of gross G&A expenses in 2004 to 33% in 2005. Net G&A expense per BOE increased 25% from $2.80 in 2004 to $3.50 in 2005.

OTHER INCOME/EXPENSE. Other income/expense improved by $6,000 from a net expense of $2,000 in 2004 to net income of $4,000 in 2005 as a result of an increase in interest income due to higher average cash balances in 2005 compared to 2004 and a reduction of finance charges in 2005 from 2004.

Selected Financial Information
------------------------------

The following table shows selected financial information and averages for each of the three prior years in the period ended March 31.

                                                    2005       2004       2003
                                                  --------   --------   --------
Production:
         Oil (barrels) ........................     91,600     83,100     86,100
         Gas (Mcf) ............................    163,700    114,500     84,200
Revenue: (in thousands)
         Oil ..................................   $  3,934   $  2,458   $  2,327
         Gas ..................................        893        514        229
                                                  --------   --------   --------

         Total ................................      4,827      2,972      2,556
Less: Total production expense
         (in thousands)(1) ....................      1,919      1,523      1,624
                                                  --------   --------   --------

Gross profit (in thousands) ...................   $  2,908   $  1,449   $    932
                                                  ========   ========   ========

Depletion expense (in thousands)(4) ...........   $    256   $    224   $    253
General and administrative expense
         (in thousands) .......................   $    416   $    286   $    242

Average sales price(2)
         Oil (per barrel) .....................   $  42.94   $  29.58   $  27.03
         Gas (per Mcf) ........................       5.45       4.49       2.72
Average production expense(1,2,3) .............      16.14      14.90      16.22
Average gross profit(2,3) .....................      24.45      14.18       9.30
Average depletion expense(2,3,4) ..............       2.15       2.19       2.52
Average general and administrative expense(2,3)       3.50       2.80       2.42

---------------------
(1)  Operating expenses, including production tax
(2)  Averages calculated based upon non-rounded figures
(3)  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)
(4) Excluding impairment expense related to Canadian full cost pool ceiling limitation

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, management believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts. The Company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and gas property, the accounting for oil and gas reserves, the estimate of its asset retirement obligations, and the estimate of the valuation allowance with respect to its deferred tax asset.

OIL AND GAS PROPERTY. Basic utilizes the full cost method of accounting for costs related to its oil and gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, Basic will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders' equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling.

OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company's oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic's control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety percent of Basic's reported oil and gas reserves at March 31, 2005 are based on estimates prepared by an independent petroleum engineering firm. The remaining ten percent of the Company's oil and gas reserves were prepared in-house. See also Note 12 to the Consolidated Financial Statements.

ASSET RETIREMENT OBLIGATIONS. The Company has significant obligations related to the plugging and abandonment of its oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, "Accounting for Asset Retirement Obligations" requires that Basic estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires management to make judgments based on historical experience and future expectations related to timing. The Company reviews the estimate of its future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis. See also Note 2 to the Consolidated Financial Statements.

DEFERRED TAXES. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At March 31, 2005 Basic recorded a valuation allowance of $1,178,000 as it was unable to determine that the excess of deferred tax assets over deferred tax liabilities is more likely than not to be realized. This estimate of the valuation allowance is periodically re-evaluated by the Company. If Basic continues to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet. See also
Note 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
--------------------------------

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123(R), (SFAS 123(R)), "Share-Based Payment," a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123(R) requires a company to recognize equity-based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity-based compensation under APB Opinion 25, the intrinsic value method. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The requirements of this pronouncement are effective for fiscal periods beginning after June 15, 2005. The Company plans to adopt SFAS 123(R) in the June 30, 2006 quarter.

As permitted by SFAS 123, Basic currently accounts for equity-based compensation using APB Opinion 25 and, as such, reports such equity-based compensation on a pro forma basis only (see Note 7 below). The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of equity-based compensation, if any, to be granted in the future. However, had SFAS 123(R) been applied to prior periods, the impact of this accounting standard would have approximated the effect of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Option Plans section above and in Note 7 below.

In March 2004 the Emerging Issues Task Force (EITF) reached a consensus clarifying its position on whether acquisition costs relating to underlying oil and gas reserves should be classified as "intangible costs," concluding that mineral rights are tangible assets. The FASB, ratifying the EITF's consensus, issued FASB Staff Position 141-1 and 142-1 in April 2004, amending Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" to define mineral rights as tangible assets. In September 2004 the FASB staff issued an additional FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its consolidated financial statements.

                        Basic Earth Science Systems, Inc.

                                Table of Contents

                        Consolidated Financial Statements
                             and Accompanying Notes

                             March 31, 2005 and 2004

                                                                          Page
                                                                        --------

Report of Independent Registered Public Accounting Firm
     - Hein & Associates LLP.........................................         22

Consolidated Balance Sheets..........................................    23 - 24

Consolidated Statements of Operations................................         25

Consolidated Statements of Shareholders' Equity......................         26

Consolidated Statements of Cash Flows................................         27

Notes to Consolidated Financial Statements...........................    28 - 39

                                     ITEM 7
                              FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Basic Earth Science Systems, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Earth Science Systems, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




HEIN & ASSOCIATES LLP

Denver, Colorado
June 3, 2005


                             Basic Earth Science Systems, Inc.

                                Consolidated Balance Sheets


                                                                        At March 31,
Assets
------                                                             2005            2004
                                                               ------------    ------------
Current assets:
         Cash and cash equivalents                             $    892,000    $    424,000
         Accounts receivable:
                Oil and gas sales                                   796,000         438,000
                Joint interest and other receivables                281,000         258,000
                Allowance for doubtful accounts                     (70,000)        (70,000)
         Other current assets                                       179,000         173,000
                                                               ------------    ------------

                Total current assets                              2,078,000       1,223,000
                                                               ------------    ------------



Property and equipment:
         Oil and gas properties (full cost method)               38,144,000      35,865,000
         Furniture, fixtures and support equipment                  372,000         331,000
                                                               ------------    ------------

                                                                 38,516,000      36,196,000
Accumulated depreciation                                           (309,000)       (294,000)
Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $15,291,000 at March 31, 2005
         and $15,051,000 at March 31, 2004)                     (32,085,000)    (31,589,000)
                                                               ------------    ------------

Net property and equipment                                        6,122,000       4,313,000
Other non-current assets                                            215,000         214,000
                                                               ------------    ------------

                Total non-current assets                          6,337,000       4,527,000
                                                               ------------    ------------

Total assets                                                   $  8,415,000    $  5,750,000
                                                               ============    ============



               See accompanying notes to consolidated financial statements.


                            Basic Earth Science Systems, Inc.

                               Consolidated Balance Sheets


                                                                     At March 31,
Liabilities and Shareholders' Equity
------------------------------------                            2005            2004
                                                            ------------    ------------
Current liabilities:
         Accounts payable                                   $    406,000    $    256,000
         Accrued liabilities                                   1,098,000         710,000
                                                            ------------    ------------

                Total current liabilities                      1,504,000         966,000
                                                            ------------    ------------

Long-term liabilities:
         Long-term debt                                             --              --
         Asset retirement obligation                           1,175,000         902,000
                                                            ------------    ------------

Commitments (Note 6)

Shareholders' equity:
         Preferred stock, $.001 par value
                Authorized - 3,000,000 shares
                Issued - 0 shares                                   --              --
         Common stock, $.001 par value
                Authorized - 32,000,000 shares
                Issued - 17,004,752 shares at March 31,
                    2005 and 16,879,752 at March 31, 2004         17,000          17,000
         Additional paid-in capital                           22,701,000      22,692,000
         Treasury stock (349,265 shares at March
              31, 2005 and 2004); at cost                        (23,000)        (23,000)
         Accumulated deficit                                 (16,959,000)    (18,804,000)
                                                            ------------    ------------

Total shareholders' equity                                     5,736,000       3,882,000
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $  8,415,000    $  5,750,000
                                                            ============    ============



              See accompanying notes to consolidated financial statements.


                               Basic Earth Science Systems, Inc.

                             Consolidated Statements of Operations

                                                                      Years Ended March 31,
                                                                      2005            2004
                                                                  ------------    ------------
Revenues:
      Oil and gas sales                                           $  4,827,000    $  2,972,000
      Well service revenue                                              29,000          15,000
                                                                  ------------    ------------

      Total revenues                                                 4,856,000       2,987,000
                                                                  ------------    ------------

Expenses:
      Oil and gas production                                         1,522,000       1,285,000
      Production tax                                                   397,000         238,000
      Well servicing expenses                                           31,000          15,000
      Depreciation, depletion and impairment                           503,000         316,000
      Accretion of asset retirement obligation                          70,000          37,000
      Asset retirement expense                                          76,000         114,000
      General and administrative                                       416,000         286,000
                                                                  ------------    ------------

      Total expenses                                                 3,015,000       2,291,000
                                                                  ------------    ------------

Income from operations                                               1,841,000         696,000
                                                                  ------------    ------------

Other Income (Expense):
      Interest and other income                                          5,000           3,000
      Interest and other expenses                                       (1,000)         (5,000)
                                                                  ------------    ------------

      Total other income                                                 4,000          (2,000)
                                                                  ------------    ------------
Income before income taxes and cumulative effect of
      change in accounting principle                                 1,845,000         694,000
Income taxes                                                              --              --
                                                                  ------------    ------------
Income before cumulative effect of change in
      accounting principle                                           1,845,000         694,000
Cumulative effect of change in accounting principle, net of tax           --           562,000
                                                                  ------------    ------------

Net income                                                        $  1,845,000    $  1,256,000
                                                                  ============    ============

Per share amounts:
      Basic:    Before change in accounting principle             $      0.111    $      0.042
                Change in accounting principle                            --             0.034
                                                                  ------------    ------------
                Net income                                        $      0.111    $      0.076
                                                                  ============    ============

      Diluted:  Before change in accounting principle             $      0.108    $      0.041
                Change in accounting principle                            --             0.033
                                                                  ------------    ------------
                Net income                                        $      0.108    $      0.074
                                                                  ============    ============

Weighted average common shares outstanding:
      Basic                                                         16,586,309      16,530,487
      Diluted                                                       17,054,290      16,904,086


                 See accompanying notes to consolidated financial statements.


                                       Basic Earth Science Systems, Inc.

                                Consolidated Statements of Shareholders' Equity

                                      Years Ended March 31, 2005 and 2004



                                 Common stock            Additional           Treasury stock
                          ---------------------------     paid-in      ----------------------------    Accumulated
                             Shares       Par value       capital         Shares          Amount         deficit
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 1, 2003      16,879,752   $     17,000   $ 22,692,000       (349,265)   $    (23,000)   $(20,060,000)

Net income                        --             --             --             --              --         1,256,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2004     16,879,752         17,000     22,692,000       (349,265)        (23,000)    (18,804,000)

Stock options exercised        125,000           --            9,000           --              --              --

Net income                        --             --             --             --              --         1,845,000
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, March 31, 2005     17,004,752   $     17,000   $ 22,701,000       (349,265)   $    (23,000)   $(16,959,000)
                          ============   ============   ============   ============    ============    ============



                         See accompanying notes to consolidated financial statements.


                             Basic Earth Science Systems, Inc.

                           Consolidated Statements of Cash Flows


                                                                   Years Ended March 31,

                                                                    2005           2004
                                                                 -----------    -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income                                                 $ 1,845,000    $ 1,256,000
      Adjustments to reconcile net income to
        net cash provided by operating activities:
         Cumulative effect of change in accounting principle            --         (562,000)
         Depreciation, depletion and impairment                      503,000        316,000
         Accretion of asset retirement obligation                     70,000         37,000
         Change in:
             Net accounts receivable                                (381,000)      (166,000)
             Other assets                                              1,000          2,000
             Accounts payable and accrued liabilities                538,000        (81,000)
             Asset retirement obligation                              (6,000)          --
         Other                                                         6,000          7,000
                                                                 -----------    -----------

         Net cash provided by operating activities                 2,576,000        809,000
                                                                 -----------    -----------

Cash flows from investing activities:
      Capital expenditures:
         Oil and gas property                                     (2,327,000)      (994,000)
         Support equipment                                           (41,000)       (10,000)
      Purchase of lease and well equipment inventory                 (18,000)       (31,000)
      Proceeds from sale of oil and gas property and equipment       250,000        175,000
      Proceeds from sale of lease and well equipment inventory        19,000         41,000
                                                                 -----------    -----------

         Net cash used in investing activities                    (2,117,000)      (819,000)
                                                                 -----------    -----------

Cash flows from financing activities:
      Proceeds from exercise of common stock options                   9,000           --
      Proceeds from borrowing                                        380,000           --
      Debt payments                                                 (380,000)          --
                                                                 -----------    -----------

          Net cash used in financing activities                        9,000           --
                                                                 -----------    -----------

Cash and cash equivalents:
      Increase (decrease) in cash and cash equivalents               468,000        (10,000)
      Balance, beginning of year                                     424,000        434,000
                                                                 -----------    -----------

      Balance, end of year                                       $   892,000    $   424,000
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $     1,000    $     5,000



               See accompanying notes to consolidated financial statements.

                                           27

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

OIL AND GAS PRODUCING ACTIVITY. Basic follows the full cost method of accounting for its oil and gas activity. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. Should net oil and gas property cost exceed an amount equal to the present value (using a 10% discount factor) of estimated future net revenue from proved reserves, considering related income tax effects, as prescribed by the Securities and Exchange Commission's ceiling limitation, the excess is charged to expense during the period in which the excess occurs. With respect to its U.S. operations, Basic did not incur a ceiling limitation charge in either of the years ended March 31, 2005 or 2004. The Company did, however, take ceiling limitation charges of $240,000 and $90,000, respectively, in the years ended March 31, 2005 and 2004 related to its Canadian operations.

If a significant portion of Basic's oil and gas reserves are sold, a gain or loss would be recognized; otherwise, proceeds from sales are applied as a reduction of oil and gas properties. In the years ended March 31, 2005 and 2004, Basic reduced the carrying value of its oil and gas properties $250,000 and $175,000, respectively, as a result of the sale of its interest in certain oil and gas properties and equipment.

The majority of Basic's oil reserves are located in the Williston basin area of North Dakota and Montana and in south Texas, and the majority of Basic's gas reserves are located in Colorado's Denver-Julesburg basin and in the on-shore Texas Gulf Coast region.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Basic. Depletion expense (excluding impairment charges related to the Canadian full cost pool ceiling limitation writedowns) per equivalent barrel of production was $2.15 and $2.19 for the years ended March 31, 2005 and 2004, respectively.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, which may influence the production, processing, marketing, and pricing of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations. Significant estimates include an estimate of the Company's oil and gas reserves that is used to calculate depreciation and depletion expense, an estimate of Basic's asset retirement obligation and an estimate of the valuation allowance with respect to the Company's excess of deferred tax assets over deferred tax liabilities.

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

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity and is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock issuable, in the case of the Company, to outstanding stock options. The following is a reconciliation of basic and diluted earnings per share for the years ended March 31, 2005 and 2004:

                                                              Years Ended March 31,
                                                               2005          2004
                                                            -----------   -----------
Numerator:
   Net income available to common shareholders before
      cumulative effect of change in accounting principle   $ 1,845,000   $   694,000
   Cumulative effect of change in accounting principle             --         562,000
                                                            -----------   -----------

   Net income available to common shareholders              $ 1,845,000   $ 1,256,000
                                                            ===========   ===========

Denominator:
   Denominator for basic earnings per share                  16,586,309    16,530,487
   Effect of dilutive securities:
      Stock options                                             467,981       373,599
                                                            -----------   -----------

   Denominator for diluted earnings per share                17,054,290    16,904,086
                                                            ===========   ===========

All options currently issued and outstanding were included in the computation of diluted earnings per share for both the years ended March 31, 2005 and 2004. See
Note 7 below for further discussion of the Company's stock options.

STOCK OPTION PLANS. The Company applies Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees," (APB Opinion 25) and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and related statements requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Basic estimated the fair value of stock awards on the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in the year ended
March 31, 2004: dividend yield of 0 percent; expected volatility of approximately 50 percent; risk-free interest rate of 3.90 percent; and expected life of ten years for the options. Under the accounting provisions for SFAS No.
123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts (no options were granted in year end March
31, 2005):

                                                           Years Ended March 31,
                                                             2005         2004
                                                         -----------   -----------
Net income:
  As reported                                            $ 1,845,000   $ 1,256,000
  Less effect of recording fair value of stock options          --           3,000
                                                         -----------   -----------

  Pro forma                                              $ 1,845,000   $ 1,253,000
                                                         ===========   ===========
Basic earnings per share:
  As reported                                            $     0.111   $     0.076
  Pro forma                                              $     0.111   $     0.076
Diluted earnings per share:
  As reported                                            $     0.108   $     0.074
  Pro forma                                              $     0.108   $     0.074

See also the Recent Accounting Pronouncements section below for new developments with respect to reporting requirements for equity-based compensation.

COMPREHENSIVE INCOME. Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. There was no difference between net income and comprehensive income for 2005 or 2004.

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

The Company periodically uses hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. During the years ended March 31, 2005 and 2004 the Company did not participate in any hedging activities. Basic had no open futures or option contracts in place at either March 31, 2005 or March 31, 2004.

The Company recognizes the benefits of stabilizing volatile oil and gas prices via hedging instruments. The fact that Basic did not hedge any of its oil or gas production during fiscal 2005 or 2004 should not be construed as a change in Company policy. Basic intends to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

RECENT ACCOUNTING PRONOUNCEMENTS. In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123(R), (SFAS No. 123(R)), "Share-Based Payment," a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supercedes APB Opinion 25, "Accounting for Stock Issued to Employees" and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires a company to recognize equity-based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity-based compensation under APB Opinion 25, the intrinsic value method. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The requirements of this pronouncement are effective for fiscal periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) in the June 30, 2006 quarter.

As permitted by SFAS No. 123, Basic currently accounts for equity-based compensation using APB Opinion 25 and, as such, reports such equity-based compensation on a pro forma basis only (see Note 7 below). The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of equity-based compensation, if any, to be granted in the future. However, had SFAS No. 123(R) been applied to prior periods, the impact of this accounting standard would have approximated the effect of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the Stock Option Plans section above and in Note 7 below.

In March 2004 the Emerging Issues Task Force (EITF) reached a consensus clarifying its position on whether acquisition costs relating to underlying oil and gas reserves should be classified as "intangible costs," concluding that mineral rights are tangible assets. The FASB, ratifying the EITF's consensus, issued FASB Staff Position 141-1 and 142-1 in April 2004, amending Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" to define mineral rights as tangible assets. In September 2004 the FASB staff issued an additional FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its consolidated financial statements.

RECLASSIFICATIONS. Certain prior year amounts may have been reclassified to conform to current year presentation. Such reclassifications had no effect on the prior year net income.

2.   Asset Retirement Obligation
     ---------------------------

Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations" was adopted by the Company on April 1, 2003. SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated present value of the asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Basic owns oil and gas properties that require expenditures to plug and abandon when reserves in the wells are depleted. Under SFAS No. 143 these future expenditures are recorded in the period the liability is incurred (at the time the wells are drilled and completed or acquired). The effect of this standard on the Company's financial condition and results of operations upon adoption at April 1, 2003 was a net increase in its capitalized oil and gas property cost of $1,686,000, a current asset-retirement liability of $106,000, a long-term asset-retirement liability of $1,018,000 and a corresponding cumulative effect of change in accounting principle of $562,000.

The following table summarizes the activity related to the Company's estimate of future asset retirement obligations for the years ended March 31, 2005 and 2004:

                                                         2005           2004
                                                     -----------    -----------
Asset retirement obligation at beginning of period   $ 1,034,000    $ 1,124,000
Liabilities settled during the period                    (50,000)      (127,000)
New obligations for wells drilled and completed           11,000           --
Accretion of asset retirement obligation                  70,000         37,000
Revisions to estimates                                   198,000           --
                                                     -----------    -----------

Asset retirement obligation at end of period         $ 1,263,000    $ 1,034,000
                                                     ===========    ===========

Current liability                                    $    88,000    $   132,000
Long-term liability                                    1,175,000        902,000
                                                     -----------    -----------

Asset retirement obligation at end of each period    $ 1,263,000    $ 1,034,000
                                                     ===========    ===========

The asset retirement expense recorded in the years ended March 31, 2005 and 2004 represents plugging and abandonment costs in excess of the estimated asset retirement obligation recorded with the adoption of SFAS No. 143. The Company based its initial estimates on its knowledge and experience plugging wells in earlier years. The excess costs incurred over original estimates and the revisions to estimates shown in the table immediately above reflect the impact of escalating labor and rig costs primarily within the Williston basin area of North Dakota and Montana.

3.   Other Current Assets
     --------------------

Other current assets at March 31, 2005 and 2004 consisted of the following:

                                                   2005       2004
                                                 --------   --------
            Lease and well equipment inventory   $155,000   $156,000
            Other current assets                   24,000     17,000
                                                 --------   --------

            Total other current assets           $179,000   $173,000
                                                 ========   ========

The lease and well equipment inventory represents well-site production equipment owned by the Company that has been removed from wells that Basic operates. This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well. In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale. This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. This equipment is intended for re-sale to third parties at current fair market prices. Sale of this equipment is expected to occur in less than one year. This policy does not preclude the Company from further transferring serviceable equipment to other wells that Basic operates on an as-needed basis.

4.   Other Non-Current Assets
     ------------------------

Other non-current assets at March 31, 2005 and 2004 consisted of the following:

                                                   2005       2004
                                                 --------   --------
            Lease and well equipment inventory   $146,000   $145,000
            Plugging bonds                         69,000     69,000
                                                 --------   --------

            Total other non-current assets       $215,000   $214,000
                                                 ========   ========

This lease and well equipment inventory, unlike the equipment inventory in Other Current Assets that is held for re-sale, is intended for use on leases that Basic operates. This equipment inventory represents well-site production equipment owned by the Company that has either been purchased or has been removed from wells that Basic operates. When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices. The inventory is carried at the lower of the original carrying value or fair market value.

Plugging bonds represent Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where Basic operates wells.

5.   Long-Term Debt
     --------------

BANK DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (the Bank), located in Denver, Colorado. Under the terms of its loan agreement the Company has a $1,000,000 line of credit with a borrowing base of the full $1,000,000. The amortization schedule calls for monthly principal payments of $45,000 plus interest through November 2006. Any outstanding loan balance will be due and payable on December 31, 2006. The next scheduled borrowing base review is in July 2005.

Under its credit facility, the Company must maintain certain covenants with respect to various financial ratios and net worth criteria. Failure to maintain any covenant, after a curative period, creates a default under the loan agreement and requires repayment of the entire outstanding balance. One specific covenant requires Basic to maintain a net worth of at least $1,750,000, unless reduction below this value is due to a ceiling test write-down, in which case the Company must maintain a minimum net worth of $1,500,000. Another covenant obligates Basic to maintain a current ratio of at least 1:1 inclusive of unused borrowing capacity and exclusive of the current portion of long-term debt. The Company was in compliance with all covenants at March 31, 2005.

This credit line is collateralized by a significant portion of the Company's oil and gas production. The interest rate is the prime rate plus 2%. At March 31, 2005 and 2004, Basic's effective annual interest rate was 7.75% and 6.00%, respectively.

During the year ended March 31, 2005 Basic utilized its credit facility to fund a portion of its drilling program. The outstanding balance on the line of credit never exceeded $205,000 and total interest incurred was $1,000. In the future, if necessary, the Company may borrow funds to reduce payables, finance recompletion or drilling efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time.

6.   Commitments
     -----------

The Company currently leases its office space in downtown Denver, Colorado from an independent third party. Effective March 1, 2003 Basic renewed the lease agreement for a five-year term through February 2008 at approximately $3,000 per month. Office rent expense was approximately $36,000 in both of the years ended March 31, 2005 and 2004.

During the period from March 2001 through June 2004 the Company was leasing its accounting software program for $1,600 per month. In June 2004, facing a 100 percent increase in the monthly lease cost, the Company elected to purchase for $27,000 its own three-user software license effective July 1, 2004. Basic continues to pay $500 per month to lease space on the server where the software currently resides and is obligated to pay approximately $450 per month in software support and maintenance costs.

7.   Shareholders' Equity
     --------------------

PREFERRED STOCK. The Company has 3,000,000 shares of authorized preferred stock that can be issued in such series and preferences as determined by the Board of Directors.

STOCK OPTION PLAN. Effective July 27, 1995 the shareholders of Basic approved the 1995 Incentive Stock Option Plan (the Plan) authorizing option grants to employees and outside directors to purchase up to 1,000,000 shares of the Company's common stock. The Plan was structured as a 10-year plan and will terminate on July 26, 2005. Options are granted to employees at the discretion of the compensation committee. During the years ended March 31, 2005 and 2004 no such options were granted. With respect to outside directors, on each July 27 anniversary date of the Plan through July 27, 2003, a non-discretionary grant of 25,000 options was issued to each outside director for services rendered. On July 27, 2004 Basic's sole outside director declined to receive the 25,000 options that he was entitled to receive on that date. As of June 21, 2005, a total of 665,000 options have been granted. Of that amount, 50,000 options expired unexercised, 490,000 options remain unexercised and 100,000 options were exercised during the year ended March 31, 2005 at a strike price of $0.078125 per share and 25,000 options were exercised at $0.065 per share.

Current option holders may exercise their options at prices ranging from $0.0325 to $0.175 per share (which approximated the market value at the date of grant) over a period not to exceed ten years from the grant date, provided they remain directors or employees of the Company.

A summary of the status of the Company's stock option plan and outstanding options as of March 31, 2005 and 2004 and changes during the years ending on those dates is presented below:

                                         2005                     2004
                                -----------------------  -----------------------
                                              Weighted                 Weighted
                                              Average                  Average
                                              Exercise                 Exercise
                                  Shares        Price      Shares        Price
                                ----------   ----------  ----------   ----------

Outstanding, beginning of year     615,000   $   0.0892     590,000   $   0.0863

      Granted                         --          --         25,000       0.1600
      Cancelled                       --          --           --          --
      Exercised                   (125,000)     (0.0755)       --          --
                                ----------   ----------  ----------   ----------

Outstanding, end of year           490,000   $   0.0954     615,000   $   0.0892
                                ==========   ==========  ==========   ==========

Options exercisable, end of year   490,000   $   0.0954     615,000   $   0.0892
                                ==========   ==========  ==========   ==========

Weighted average fair value of
  options granted during the year     $    --                 $   0.1600
                                      ==========              ==========

The following table provides a summary of the stock options outstanding at March 31, 2005:

                Options Outstanding                       Options Exercisable
---------------------------------------------------     -----------------------
                               Weighted
                                Average    Weighted                    Weighted
   Range of       Number       Remaining    Average        Number       Average
   Exercise     Outstanding   Contractual  Exercise     Exercisable    Exercise
    Prices      at 3/31/05       Life        Price       at 3/31/05      Price
-------------   ---------     ----------    --------     --------     ---------

$      0.0325      50,000     3.33 years   $  0.0325       50,000     $  0.0325
       0.0420      50,000     4.33            0.0420       50,000        0.0420
       0.0650      25,000     1.33            0.0650       25,000        0.0650
       0.0781     100,000     0.33            0.0781      100,000        0.0781
       0.0900      50,000     2.33            0.0900       50,000        0.0900
       0.1150      90,000     2.67            0.1150       90,000        0.1150
       0.1325      50,000     5.33            0.1325       50,000        0.1325
       0.1500      25,000     7.33            0.1500       25,000        0.1500
       0.1600      25,000     8.33            0.1600       25,000        0.1600
       0.1750      25,000     6.33            0.1750       25,000        0.1750
-------------   ---------     ----------    --------     --------     ---------

$.0325-0.1750     490,000     3.49 years   $  0.0954      490,000     $  0.0954
=============   =========     ==========   =========     ========     =========


8.   Major Customers
     ---------------

Purchasers of 10% or more of Basic's oil and gas production for the years ended March 31, 2005 and 2004 are as follows:

                                                      2005     2004
                                                      ----     ----

           Murphy Oil USA, Inc.                        32%      36%
           Valero Marketing & Supply Company           18%      22%
           Kerr-McGee Rocky Mountain Corporation       10%      (a)
           Tesoro Refining and Marketing Company       10%      (a)

           (a) Less than 10 percent

While gas revenue payments from Kerr-McGee Rocky Mountain represent 10 percent of Basic's total oil and gas sales revenue for the year ended March 31, 2005, Kerr-McGee is not purchasing the gas, but instead taking the physical gas and marketing it to a variety of end-users, or purchasers, who are not known to Basic. It is not expected that the loss of any of these customers would cause a material adverse impact on operations since alternative markets for the Company's products are readily available.

9.   Income Tax
     ----------

Due primarily to the availability of net operating loss carryforwards and favorable book to tax differences, the Company had no income tax expense during the years ended March 31, 2005 and 2004.

A reconciliation between the income tax provision at the statutory rate on income taxes and the income tax provision at March 31, 2005 and 2004 is as follows:

                                                        2005         2004
                                                     ---------    ---------

   Federal income tax provision at statutory rates   $ 628,000    $ 459,000
   State income tax                                     57,000       42,000
   Utilized net operating loss carryforward           (117,000)      (5,000)
   Change in valuation allowance                      (646,000)    (273,000)
   Other                                                78,000     (223,000)
                                                     ---------    ---------

   Income tax expense (benefit)                      $    --      $    --
                                                     =========    =========

The Company recorded a valuation allowance of $1,178,000 and $1,824,000 at March 31, 2005 and 2004, respectively, equal to the excess of deferred tax assets over deferred tax liabilities as it was unable to determine that these benefits are more likely than not to be realized. However, this is a significant estimate that is periodically re-evaluated by the Company. If Basic continues to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet.

The components of the net deferred tax assets and liabilities are shown below:

                                             For the Years Ended March 31,
                                                 2005            2004
                                              -----------    -----------

      Allowance for doubtful accounts         $    26,000    $    26,000
      Asset retirement obligation                 469,000        384,000
      Net operating loss carryforward              25,000        153,000
      Statutory depletion carryforward          1,609,000      1,527,000
                                              -----------    -----------

      Total gross deferred tax assets           2,129,000      2,090,000
      Valuation allowance                      (1,178,000)    (1,824,000)
                                              -----------    -----------

      Net deferred tax asset                      951,000        266,000
      Deferred tax liability - depreciation
            and depletion                        (951,000)      (266,000)
                                              -----------    -----------

      Net deferred taxes                      $      --      $      --
                                              ===========    ===========

As of March 31, 2005 the Company has a net operating loss carryforward for tax purposes of approximately $65,000 that expires in the years ending March 31, 2013 through 2021.

10.  Related Party Transactions
     --------------------------

It is Company policy that officers or directors may assign to, or receive assignments from, Basic in oil and gas prospects only on the same terms and conditions as accepted by independent third parties. It is also the Company's policy that officers or directors and Basic may participate together in oil and gas prospects generated by independent third parties only on the same terms and conditions as accepted by each other. During the years ended March 31, 2005 and 2004 none of the Company's officers or directors participated with Basic in any of its oil and gas transactions. In prior years, Ray Singleton, president of Basic, has participated with the Company in certain acquisitions. With respect to his working interest in the five wells in which he currently participates, at March 31, 2005 and 2004 the Company had approximate receivables of $8,000 and $7,000, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs. Also at March 31, 2005 and 2004, the Company had approximate $5,000 and $1,000 payables to him, respectively, for his share of net revenue from these wells. At March 31, 2005 Mr. Singleton was current with respect to amounts owed to the Company.

11.  401(k) Plan
     -----------

The Company has a savings plan (the Plan) which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code.

Employees are required to work for the Company one year before they become eligible to participate in the Plan. Basic matches 100% of the employee's contributions up to 3% of the employee's salary. Contributions are fully vested when made. In the years ended March 31, 2005 and 2004, Basic contributed approximately $13,000 and $11,000, respectively, to the Plan.

12.  Unaudited Oil and Gas Reserve Information
     -----------------------------------------

At March 31, 2005 and 2004, 90 and 94 percent, respectively, of the estimated oil and gas reserves presented herein were derived from reports prepared by Heinle & Associates, Inc., an independent petroleum engineering firm. The remaining 10 and 6 percent of the reserve estimates, respectively, were prepared internally by Basic's management. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

The properties included in the oil and gas reserve estimates presented below contributed 95 percent of the Company's oil production and 94 percent of its gas production in the year ended March 31, 2005. Other properties contributed only marginal amounts to Basic's total production and management has elected not to incur the additional expense of evaluating these properties for inclusion in its estimated oil and gas reserves. During the year ended March 31, 2005 Basic paid $2,000 to acquire an additional 2 percent working interest in a Company-operated property. This property was not included in estimated reserves at March 31, 2005.

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

                            Proved Developed Reserves
                            -------------------------

                                                    Oil and
                                                  natural gas    Natural
                                                    liquids        gas
                                                    (Bbls)        (Mcf)
                                                  ----------    ----------
    Proved developed reserves at March 31, 2003      657,000       610,000

    Revisions of previous estimates                  225,000       225,000
    Extensions and discoveries                        29,000       268,000
    Sales of reserves in place                          --            --
    Improved recovery                                 10,000       116,000
    Purchase of reserves                              20,000          --
    Production                                       (83,000)     (114,000)
                                                  ----------    ----------

    Proved developed reserves at March 31, 2004      858,000     1,105,000

    Revisions of previous estimates                  152,000      (205,000)
    Extensions and discoveries                       138,000       134,000
    Sales of reserves in place                          --            --
    Improved recovery                                   --            --
    Purchase of reserves                                --            --
    Production                                       (92,000)     (164,000)
                                                  ----------    ----------

    Proved developed reserves at March 31, 2005    1,056,000       870,000
                                                  ==========    ==========


All of the Company's oil and gas reserves are classified as Proved Developed. Of the reserves at March 31, 2005, 36,000 barrels (3% of total oil reserves) and 20,000 Mcf (2% of total gas reserves) are classified as Proved Developed, Non-Producing. All other reserves are Proved Developed, Producing. Despite management's belief that proved undeveloped reserves may exist, Basic did not record any proved undeveloped reserves at March 31, 2005 or 2004.

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                 Costs Incurred
                                 --------------

                                       Years Ended March 31,
                                         2005         2004
                                      ----------   ----------
                  Development costs   $1,311,000   $  693,000
                  Exploration costs    1,033,000      191,000
                  Acquisitions:
                       Proved              2,000      110,000
                       Unproved             --           --
                                      ----------   ----------

                  Total               $2,346,000   $  994,000
                                      ==========   ==========

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to Basic's proved oil and gas reserves. Estimated future cash inflows were computed by applying year end (March 31) prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves at March 31, 2005 and 2004. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

       Standardized Measure of Estimated Discounted Future Net Cash Flows

                                                       At March 31,
                                                   2005            2004
                                               ------------    ------------
   Future cash inflows                         $ 63,581,000    $ 33,660,000
   Future cash outflows:
        Production cost                         (28,623,000)    (17,444,000)
        Development cost                             (3,000)        (33,000)
                                               ------------    ------------

   Future net cash flows before income taxes     34,955,000      16,183,000
   Future income taxes                           (9,624,000)     (3,423,000)
                                               ------------    ------------

   Future net cash flows                         25,331,000      12,760,000
   Adjustment to discount future
        annual net cash flows at 10%            (10,512,000)     (5,303,000)
                                               ------------    ------------
   Standardized measure of discounted
        future net cash flows                  $ 14,819,000    $  7,457,000
                                               ============    ============


The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for the years ended March 31, 2005 and 2004.

     Changes in Standardized Measure of Estimated Discounted Net Cash Flows
     ----------------------------------------------------------------------

                                                      Years Ended March 31,
                                                       2005            2004
                                                   ------------    ------------
Standardized measure, beginning of period          $  7,457,000    $  4,876,000

Sales of oil and gas, net of production cost         (2,908,000)     (1,449,000)

Net change in sales prices, net of production cost    6,609,000       1,119,000

Discoveries, extensions and improved recoveries,
     net of future development cost                   5,061,000       1,455,000

Change in future development costs                       12,000         (32,000)

Development costs incurred during the period
     that reduced future development cost                20,000            --

Purchase of reserves                                       --           218,000

Sales of reserves in place                                 --              --

Revisions of quantity estimates                       1,770,000       2,260,000

Accretion of discount                                   892,000         541,000

Net change in income taxes                           (3,208,000)       (922,000)

Changes in rates of production and other               (886,000)       (609,000)
                                                   ------------    ------------

Standardized measure, end of period                $ 14,819,000    $  7,457,000
                                                   ============    ============

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

As of March 31, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Ray Singleton, Chief Executive Officer, and David Flake, Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Messrs. Singleton and Flake have concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part III
--------

                                     ITEM 9
              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a)
                               OF THE EXCHANGE ACT

Information concerning this item will be in Basic's 2005 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 10
                             EXECUTIVE COMPENSATION

Information concerning this item will be in Basic's 2005 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

Information concerning this item will be in Basic's 2005 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this item will be in Basic's 2005 Proxy Statement, which is incorporated herein by reference.

                                     ITEM 13
                        EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit No.    Document
-----------    ---------------------------------
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

(b) Reports on Form 8-K

Date                Document
----                -----------------------------------
August 16, 2004     The Company announced earnings results for the first quarter ended June 30, 2004 and provided an update of its exploration results for both the Lynn #1 well in Williams
                    County, North Dakota and its Wharton County, Texas discovery. In addition Basic announced that Legent Resources
                    Corporation (Legent), its wholly-owned Canadian subsidiary, was drilling ahead on its Westerose 6-6-46-1W5 well in Alberta, Canada.

Date                Document
----                -----------------------------------
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

March 9, 2005       The Company reported that completion operations on the
                    Halvorsen 31X-1 well had been finalized and that the well was flowing back stimulation fluids and approximately 400 barrels of oil per day. Basic further reported that only the northern lateral received stimulation treatment and that the southern lateral will remain shut-in and un-stimulated for now to allow time to reduce the near-wellbore, formation pressure prior to hydraulically stimulating this lateral.

March 10, 2005      The Company, noting the recent volatility in its stock,
                    commented that it had no explanation for these recent events. Since the disclosure of the Halvorsen well production rates, Basic had issued no further news. The
                    Company also reported that it had not experienced any negative activity that would change or materially impact the business of the Company.

                                     ITEM 14
                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item will be in Basic's 2005 Proxy Statement, which is incorporated herein by reference.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC EARTH SCIENCE SYSTEMS, INC.
                                                    Date
                                                    ----


/s/ Ray Singleton                                   June 21, 2005
-----------------                                   -------------
Ray Singleton, President



/s/ David Flake                                     June 21, 2005
---------------                                     -------------
David Flake, Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity                                   Date
-----------------                                   ----



/s/ David Flake                                     June 21, 2005
---------------                                     -------------
David Flake, Director



/s/ Edgar J. Huffman                                June 21, 2005
--------------------                                -------------
Edgar J. Huffman, Director



/s/ Ray Singleton                                   June 21, 2005
-----------------                                   -------------
Ray Singleton, Director