Form 10KSB/A
period 2005-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-07-28
CIK 10254

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
Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Issuer’s revenues for its most recent fiscal year: $4,856,000
As of June 21, 2005, 16,680,487 shares of the registrant’s common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $18,130,000.

Basic Earth Science Systems, Inc.
Form 10-KSB/A
March 31, 2005

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
David Flake (50) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1995.
Edgar J. Huffman (65) was elected to the Board of Directors in May 1993. During the past five years Mr. Huffman served as a director of Visa Industries, Inc. until his resignation from the board on July 1, 2004. Visa Industries is an oil and gas producer located in Phoenix, Arizona that is publicly traded on the over-the-counter market. He currently serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University’s Graduate School of Business.
Ray Singleton (54) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. As a consultant he was retained by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a Bachelor of Science degree in petroleum engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.
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
Board Committees and Attendance
The Company’s Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During both the fiscal years ended March 31, 2005 (fiscal 2005) and March 31, 2004 (fiscal 2004) these discussions required no formal board action. As such, no official board meetings were held.
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
As of the date of this report, Basic’s board of directors has not designated its audit committee financial expert. During fiscal 2006, the Company expects to expand its board of directors and believes that such expansion will include appointment of an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence. However, the Company cautions, given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, may prove difficult. Furthermore, director compensation and insurance premiums could prove costly. Accordingly, the Company may alter or vary its plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which the Company is not able to anticipate.
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
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors and shareholders of more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission (SEC). Officers and directors are required by SEC regulations to furnish Basic with the information necessary for the Company to file all required Section 16(a) reports.
Code of Ethics
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

ITEM 10
EXECUTIVE COMPENSATION
Executive Officer Compensation
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and Chief Financial Officer for fiscal 2005, 2004 and 2003. No other director, officer or employee received annual compensation that exceeded $100,000.

				Other	Securities	All
Name and	Fiscal	Annual	Annual	Annual	Underlying	Other
Principal Position	Year	Salary	Bonus	Compensation	Options (#)	Compensation
				(1)		(2)
Ray Singleton	2005	$93,078	$15,654	$12,685	—	$647
President and Chief	2004	87,626	3,222	7,623	—	590
Executive Officer	2003	86,659	3,222	3,639	—	538

David Flake	2005	$83,942	$21,269	$10,556	—	—
Secretary/Treasurer,	2004	76,986	2,820	6,285	—	—
Chief Financial Officer	2003	76,845	2,820	3,099	—	—
and Controller

(1)	Other Annual Compensation for Mr. Singleton includes $9,509, $5,004 and $1,020 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2005, 2004 and 2003, respectively. It also includes $3,176, $2,619 and $2,619 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below) for fiscal 2005, 2004 and 2003, respectively. For Mr. Flake, Other Annual Compensation includes $7,519, $3,956 and $806 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2005, 2004 and 2003, respectively. It also includes $3,037, $2,329 and $2,293 in matching funds contributed by Basic to the 401(k) plan.

(2)	All Other Compensation of $647, $590 and $538 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2005, 2004 and 2003, respectively. Mr. Singleton designates the beneficiary.
Effective April 1, 1980 the Company adopted an Oil and Gas Incentive Compensation Plan (the O&G Plan) for key employees. Through this O&G Plan, Basic pays to the O&G Plan participants, consisting of both former and current key employees, a portion of its net revenue (after deducting operating expenses) from certain properties as designated by the O&G Plan Management Committee. Messrs. Huffman and Flake are the sole members of the O&G Plan Management Committee. Under the O&G Plan rules, the portion of the net revenue contributed from any property cannot exceed 5% of Basic’s interest in that property. While payments are still made to the O&G Plan participants due to previous grants, the O&G Plan is no longer an active part of Basic’s compensation strategy. In fact, the last time that the Plan Management Committee added a property to the O&G Plan was in 1988.
The participants in the O&G Plan made no cash outlay at the time of grant in order to participate; it was entirely non-contributory, and an interest is not assignable, transferable, nor can it be pledged by the participant. Interest in the O&G Plan vested over a period ranging from four to eleven years. Basic can sell or otherwise transfer its interest in properties designated for the O&G Plan. If the Company sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. There are currently five participants in the O&G Plan including Messrs. Singleton and Flake. The other three participants are former officers of Basic who have vested interests in the O&G Plan ranging from 60 percent to 100 percent. Compensation paid or accrued through this plan to Messrs. Singleton and Flake is included in the Other Annual Compensation column in the Executive Officer Compensation table above.

In October 1997 Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee’s contribution up to 3% of the employee’s salary. Contributions are vested when made. Contributions to the 401(k) Plan on behalf of Messrs. Singleton and Flake are also included in the Other Annual Compensation column in the Executive Officer Compensation table above.
On July 27, 1995 the Board of Directors adopted the 1995 Incentive Stock Option Plan (the Plan) and in October 1995, the Company’s shareholders approved the Plan. The Plan was to remain in effect for a period not to exceed ten years. As such, the Plan expired on July 26, 2005. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permits the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company’s ability to attract and retain those individuals on whom the continued success of the Company most depends.
Of the 1,000,000 shares authorized under the Plan, prior to expiration, options for only 665,000 shares were granted. Of that amount and as of July 26, 2005, 50,000 options expired unexercised, 390,000 remain unexercised and 225,000 options have been exercised. Of the exercised options, 200,000 were exercised at a strike price of $0.0781 per share and 25,000 options were exercised at $0.065 per share.
The following table shows options exercised and value realized, and the number of shares owned by both exercisable and non-exercisable stock options of officers and directors as of March 31, 2005, and their respective values at such date. Year-end values are based arbitrarily on a price per share of $1.50, the closing price of the Company’s common stock on March 31, 2005, and do not reflect the actual amounts, if any, that may be realized upon the future exercise of remaining stock options and should not be considered indicative of the Company’s future stock performance.
Aggregated Option Exercises in Fiscal 2005 and
Outstanding Stock Option Values as of March 31, 2005

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money
	Acquired on	Value	3/31/05 (#)		Options at 3/31/05 ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ray Singleton	—	—	165,000	—	$231,291	—

David Flake	50,000	$32,094	125,000	—	$178,450	—

Edgar Huffman	75,000	$35,719	175,000	—	$242,950	—

(1)	Market value on March 31, 2005 minus exercise price of the stock options
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
Specifically, the Plan provided that each eligible, Non-Employee Director initially be granted non-qualified options to purchase 50,000 shares of common stock effective July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director is granted non-qualified options to purchase 25,000 shares of common stock of the Company.
Accordingly, in July 2003 and July 2002 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic’s common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at exercise prices of $0.16 and $0.15 (which approximated the market value of the Company’s stock on the date of the grant), respectively. In July 2004 Mr. Huffman declined to receive the 25,000 options that he was entitled to receive on that date. The terms of the options that Mr. Huffman holds are for a period not to exceed ten years beginning on the grant date, provided he remains a director of the Company. During fiscal 2005 Mr. Huffman exercised 75,000 options; 50,000 at an exercise price of $0.0781 and 25,000 at $0.0625.
ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
Set forth below, as of June 21, 2005, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic’s common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2005. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of the Company as of June 21, 2005.

		Percent of
		Outstanding
Name and Address	Shares of Common Stock	Shares Beneficially
of Beneficial Owner	Beneficially Owned	Owned
Ray Singleton Denver, CO (1)	4,340,351	26.0%

David Flake Denver, CO (2)	658,535	3.9%

Edgar J. Huffman	521,000	3.1%
Phoenix, AZ (3)

All officers and directors	5,519,886	33.1%
as a group (3 persons) (1),
(2) and (3)

(1)	All 4,340,351 shares are owned directly by Mr. Singleton.

(2)	Represents 619,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3)	Represents 421,000 shares owned directly by Mr. Huffman and 100,000 shares with indirect beneficial ownership. Visa Industries, of which Mr. Huffman is a former director and whose daughter is the president, owns 632,000 shares (3.8% of the outstanding shares). In addition, 617,827 shares (3.7% of the outstanding shares) are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman’s wife is a former director. Mr. Huffman claims no beneficial interest in the shares owned by either Visa Industries or the Foundation for Montessori Education.
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
With respect to prospects initiated during either fiscal 2005 or 2004, none of Basic’s officers or directors participated with the Company. However, in previous years, Mr. Singleton participated with the Company in certain acquisitions. With respect to his working interest in the five wells in which he currently has a working interest, Basic had approximate receivables of $8,000 and $7,000 at March 31, 2005 and March 31, 2004, respectively, from Mr. Singleton for his share of operating expenses and recompletion costs. Also at March 31, 2005 and 2004, the Company had approximate $5,000 and $1,000 payables to him, respectively, for his share of net revenue from these wells. At March 31, 2005 Mr. Singleton was current with respect to amounts owed to the Company.
Beginning in the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company’s stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, of which Mr. Huffman was a director until July 1, 2004. Mr. Huffman’s daughter is President of Visa Stock Transfer. The fees charged by Visa Stock Transfer are lower than those charged by other stock transfer agents.
During fiscal 2005 and 2004 there were no other material related party transactions.
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

	Years Ended March 31,
	2005	2004

Audit fees (1)	$25,430	$23,963
Audit-related fees (2)	—	1,235
Tax fees (3)	4,825	3,075
All other fees (4)	—	—

	$30,255	$28,273

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters. In fiscal 2004, these fees were for services related to the implementation of Statement of Financial Accounting Standard No. 143.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.
Pre-Approval Policies and Procedures
The audit committee approves all audit, audit-related services, tax services and other services provided by Hein. Any services provided by Hein that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2005, none of the fees paid to Hein were approved pursuant to the de minimus exception.
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.

Date

/s/ Ray Singleton	July 26, 2005

Ray Singleton, President

/s/ David Flake	July 26, 2005

David Flake, Chief Financial Officer and
Principal Accounting Officer

Exhibit Index

Exhibit No.	Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)