Form 10QSB
period 2005-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-08-15
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


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


Shares of common stock outstanding on August 9, 2005: 16,755,487

                        BASIC EARTH SCIENCE SYSTEMS, INC.

                                   FORM 10-QSB
                                      INDEX

PART I.       FINANCIAL INFORMATION

       Item 1.  Financial Statements........................................   3

                Consolidated Balance Sheets - June 30, 2005
                and March 31, 2005..........................................   3

                Consolidated Statements of Operations - Quarters Ended
                June 30, 2005 and June 30, 2004.............................   5

                Consolidated Statements of Cash Flows - Quarters Ended
                June 30, 2005 and June 30, 2004.............................   6

                Notes to Consolidated Financial Statements..................   7

       Item 2.  Management's Discussion and Analysis and Plan of Operation..   8

                Results of Operations.......................................  11

       Item 3.  Controls and Procedures.....................................  15

PART II.      OTHER INFORMATION

       Item 1.  Legal Proceedings...........................................  15

       Item 2.  Changes in Securities.......................................  15

       Item 3.  Defaults Upon Senior Securities.............................  15

       Item 4.  Submission of Matters to a Vote of Security Holders.........  15

       Item 5.  Other Information...........................................  15

       Item 6.  Exhibits and Reports on Form 8-K............................  16

       Signatures   ........................................................  16


PART I.
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 1 of 2

                                                          June 30         March 31
                                                            2005            2005
                                                        ------------    ------------
                                                        (Unaudited)      (Audited)
Assets
Current assets
     Cash and cash equivalents                          $  1,404,000    $    892,000
     Accounts receivable:
         Oil and gas sales                                   880,000         796,000
         Joint interest and other receivables                590,000         281,000
         Less: Allowance for doubtful accounts               (70,000)        (70,000)
     Other current assets                                    184,000         179,000
                                                        ------------    ------------

                  Total current assets                     2,988,000       2,078,000
                                                        ------------    ------------

Property and equipment
     Oil and gas property (full cost method)              38,544,000      38,144,000
     Furniture, fixtures and equipment                       363,000         372,000
                                                        ------------    ------------

                                                          38,907,000      38,516,000
Accumulated depletion (includes cumulative ceiling
     limitation charges of $15,376,000 at June 30 and
     $15,291,000 at March 31)                            (32,276,000)    (32,085,000)
Accumulated depreciation                                    (301,000)       (309,000)
                                                        ------------    ------------

Net property and equipment                                 6,330,000       6,122,000
Other non-current assets                                     243,000         215,000
                                                        ------------    ------------

                  Total non-current assets                 6,573,000       6,337,000
                                                        ------------    ------------

Total Assets                                            $  9,561,000    $  8,415,000
                                                        ============    ============



          See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2

                                                        June 30         March 31
                                                          2005            2005
                                                      ------------    ------------
                                                      (Unaudited)      (Audited)
Liabilities
Current liabilities
     Accounts payable                                 $    833,000    $    406,000
     Accrued liabilities                                 1,281,000       1,098,000
                                                      ------------    ------------

     Total current liabilities                           2,114,000       1,504,000
                                                      ------------    ------------

Long-term debt                                                --              --
                                                      ------------    ------------

Asset retirement obligation                              1,162,000       1,175,000
                                                      ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         17,029,752 shares outstanding at
         June 30 and 17,004,752 at March 31                 17,000          17,000
     Additional paid-in capital                         22,703,000      22,701,000
     Accumulated deficit                               (16,412,000)    (16,959,000)
     Less treasury stock (349,265 shares at June 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

     Total shareholders' equity                          6,285,000       5,736,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $  9,561,000    $  8,415,000
                                                      ============    ============



          See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Quarter Ended June 30
                                                         2005           2004
                                                      -----------    -----------
Revenue
     Oil and gas sales                                $ 1,525,000    $   965,000
     Well service revenue                                   9,000         10,000
                                                      -----------    -----------

         Total revenue                                  1,534,000        975,000
                                                      -----------    -----------
Expenses
     Oil and gas production                               512,000        380,000
     Production tax                                       111,000         82,000
     Well service expenses                                 10,000         11,000
     Depreciation and depletion                           194,000         50,000
     Accretion of asset retirement obligation              14,000         13,000
     Asset retirement expense                               4,000          9,000
     General and administrative                           137,000         80,000
                                                      -----------    -----------

         Total operating expenses                         982,000        625,000
                                                      -----------    -----------

Income from operations                                    552,000        350,000
                                                      -----------    -----------
Other income (expense)
     Interest and other income                              8,000          1,000
     Interest expense                                        --             --
                                                      -----------    -----------

         Total other income                                 8,000          1,000
                                                      -----------    -----------

Income before income taxes                                560,000        351,000
Income taxes                                               13,000           --
                                                      -----------    -----------

Net income                                            $   547,000    $   351,000
                                                      ===========    ===========


Weighted average common shares outstanding:
     Basic                                             16,661,805     16,555,212
     Diluted                                           17,111,656     17,031,917

Net income per share:
     Basic                                            $     0.033    $     0.021
     Diluted                                          $     0.032    $     0.021



          See accompanying notes to consolidated financial statements.


                            Basic Earth Science Systems, Inc.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                   Quarter Ended June 30
                                                                    2005           2004
                                                                -----------    -----------
Cash flows from operating activities
     Net income                                                 $   547,000    $   351,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and depletion                                 194,000         50,000
         Accretion of asset retirement obligation                    14,000         13,000
         Change in:
              Accounts receivable, net                             (393,000)       (39,000)
              Other assets                                           (3,000)       (10,000)
              Accounts payable and accrued liabilities              583,000        184,000
         Other                                                        1,000          2,000
                                                                -----------    -----------

Net cash provided by operating activities                           943,000        551,000
                                                                -----------    -----------

Cash flows from investing activities
     Capital expenditures:
         Oil and gas property                                      (405,000)      (508,000)
         Lease and well equipment inventory                         (29,000)          --
         Support equipment                                           (3,000)       (30,000)
     Proceeds from sale of oil and gas property and equipment         3,000         16,000
     Proceeds from sale of lease and well equipment inventory          --            7,000
     Proceeds from sale of support equipment                          1,000           --
                                                                -----------    -----------

Net cash used in investing activities                              (433,000)      (515,000)
                                                                -----------    -----------

Cash flows from financing activities
     Proceeds from exercise of common stock options                   2,000          3,000
     Proceeds from borrowing                                           --             --
     Bank debt payments                                                --             --
                                                                -----------    -----------

Net cash provided by financing activities                             2,000          3,000
                                                                -----------    -----------

Cash and cash equivalents:
     Net increase 512,000                                            39,000
     Balance at beginning of period                                 892,000        424,000
                                                                -----------    -----------

     Balance at end of period                                   $ 1,404,000    $   463,000
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $      --      $      --



              See accompanying notes to consolidated financial statements.

                                          6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2005

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic's Form 10-KSB for the year ended March 31, 2005.

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

1.   Summary of Significant Accounting Policies
     ------------------------------------------

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

INCOME TAXES At June 30, 2005 the Company recorded income tax expense of $13,000. The net operating loss carryforward portion of Basic's unrecorded deferred tax asset at March 31, 2005 has been fully offset as of June 30. A significant portion of the remaining deferred tax asset is the Company's statutory depletion carryforward. As statutory depletion is limited to 65% of taxable income, to the extent Basic has taxable income, it expects to record income tax expense on that portion not offset by statutory depletion.

The utilization of a portion of Basic's deferred tax asset at June 30 reduced the balance to $1,040,000 at June 30. The Company has provided a valuation allowance for the entire amount and will continue to evaluate the potential realization of this deferred tax asset. Projections of future income taxes and their timing, and the potential utilization of the deferred tax asset, require significant estimates with respect to future operating results. At the present time the Company is unable to determine that these benefits are more likely than not to be realized. If Basic continue to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet.


                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold,
(b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2006. In addition, as mentioned in the "Debt" section below, Basic has $1,000,000 of borrowing capacity as of August 9, 2005.

WORKING CAPITAL At June 30, 2005 the Company had a working capital surplus of $887,000 (a current ratio of 1.42:1) compared to a working capital surplus at March 31, 2005 of $574,000 (a current ratio of 1.38:1). In the June 2005 quarter Basic realized significant increases in cash, accounts receivables and accounts payables. All three of these accounts were impacted by the extensive workover on the PIDCO #2 well discussed in the Capital Expenditures section below. Since Basic is the operator of the well but has only a 12.77% working interest, it collected and received in advance, as is standard industry practice, a proportionate share of the total estimated cost of the workover from all other interest owners. Since a large portion of the advance payments were collected prior to June 30 but most of the invoices were not paid until after June 30, the cash and payables balances saw significant increases over March 31. In addition, the receivables balance was affected by those whose advance payments were received after June 30.

CASH FLOW The Company's cash balance also benefited from a $392,000 (71%) increase in cash flow from operations in the June 2005 quarter over the year ago period. The 2005 quarter benefited from both higher commodity prices and oil production. Although Basic did not drill any new wells during the June 2005 quarter, a $388,000 investment was made to acquire various acreage blocks in North Dakota and Montana. The strategy is to position the Company to take advantage of the developing, but as yet unproven, extension of the Bakken horizontal play from Montana into North Dakota. This investment also included acquiring acreage to further exploit possible development potential in areas where the Company currently has production.

DEBT The Company's current banking relationship, established in March 2002, is with American National Bank (the Bank), located in Denver, Colorado. Under the terms of its loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of the full $1,000,000. Any outstanding loan balance will be due and payable on December 31, 2006. The interest rate charged is the prime rate plus 2%.

With the continued strength of the current commodity pricing environment, the Company's successful drilling program last year and its solid balance sheet and fundamentals, the Bank has expressed an interest in increasing Basic's borrowing capacity and reducing the interest rate that is more reflective of the Company's current level of estimated oil and gas reserves and strong cash flow.

If necessary, Basic may borrow funds to reduce payables, finance drilling and/or recompletion efforts, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING In the past, the Company has used hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2005 and at June 30, 2005 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES - U.S. Operations
In late April 2005, Headington Oil L.P., the operator of the Halvorsen 31X-1 dual-lateral, horizontal well in Richland County, Montana, opened the southern lateral and commingled the production from this lateral with the northern lateral. Prior to opening the southern lateral the well averaged 180 barrels of oil per day. Following this modification, in May 2005 the well averaged approximately 325 barrels of oil per day. The cost to perform this procedure was minimal. At June 30, 2005, the southern lateral remained unstimulated. The Company and Headington had elected to delay stimulation of the southern lateral to allow time to reduce the near-wellbore, formation pressure prior to hydraulically stimulating this second leg. This decision was based on the prevalence of natural fractures encountered while drilling this lateral and the expectation that these lower pressures will enhance fracture containment upon stimulation.

During the June 2005 quarter, the Company made a significant investment in new leases in both North Dakota and Montana. The majority of these leasehold rights are in the developing, though unproven, extension of the Bakken horizontal play into North Dakota. The Bakken formation in North Dakota is geologically equivalent, though depositionally distinct, from the Bakken formation "sweet spot" in Richland County, Montana. While great lessons have been learned in Montana in developing the resource there, challenges unique to North Dakota have stymied development on the North Dakota side. Several wells have been drilled in extremely promising areas in North Dakota that encountered mechanical, in addition to formation, difficulties. The Company is positioning itself in areas that it believes will prove advantageous as this play develops. Additionally, the Company has acquired acreage offsetting its Indian Hill acreage in McKenzie County, North Dakota and in other areas of Montana. As of the end of the quarter, Basic had spent approximately $388,000 on lease acquisitions.

Also during the June 2005 quarter, Kerr-McGee Rocky Mountain Corporation, successor operator to Westport Oil and Gas Company, L.P., began drilling one of two previously disclosed horizontal wells in the TR-Madison Unit in Billings County, North Dakota. Basic has a 1.075% working interest in the entire TR-Madison Unit and anticipates spending approximately $25,000 on this well.

In June 2005 Basic undertook a significant workover on a well in Matagorda County, Texas that the Company purchased in May 2000. This well, the PIDCO #2, is a high pressure gas well that produces from the Frio formation. The well, which had not produced significant amounts of gas in the last 12 months, finally plugged off in February 2005. The Company intended to clean out the well to bottom at 14,275 feet. During this clean-out operation, it was discovered that production equipment in the bottom of the well was severely damaged and considerable effort was necessary to recover some of this equipment. Efforts to recover all of the equipment and clean to bottom were hampered by some unknown obstruction in the well. Operations on this well have been suspended while Basic confers with its joint venture partners as to its course of action. Basic has a 12.77% working interest in this well and has spent approximately $127,000 as of June 30. Since this downhole work was to repair an existing producing horizon, these costs were classified as a workover expense and had a significant impact on the Company's net income for the quarter and the cash, accounts receivable and accounts payable balances at June 30. For further discussion of the impact this well had on the financial statements, see Item 2, Management's Discussion and Analysis and Plan of Operation.

CAPITAL EXPENDITURES - Canadian Operations
Legent Resources Corporation (Legent), Basic's wholly-owned Canadian subsidiary, along with its Canadian partners, elected to plug and abandon the Westerose 6-6-46-1W5, operated by Zinke & Trumbo Canada Corporation. This well was drilled in August 2004 and was being evaluated for other opportunities (i.e. deeper objectives or conversion to water disposal). Despite this decision, as of June 30, the well had not actually been plugged due to wet conditions at the well site. However, based on this decision, at June 30 Basic wrote off the remaining $85,000 balance in its Canadian full cost pool. The Company had previously written down the value of its Canadian assets in fiscal 2005 and 2004 by $240,000 and $90,000, respectively. At this time, Legent has no plans to lease additional acreage and, with the exception of abandonment costs on the Westerose, has no further plans for Canadian operations.

SUBSEQUENT EVENTS In early July 2005, Headington Oil L.P., the operator of the Halvorsen 31X-1 well, performed subsurface modifications to the southern lateral in anticipation of hydraulically stimulating (frac'ing) the well the following week. Unfortunately, frac equipment and crews are in tight supply and, though previously scheduled, this equipment was not available. As a result, the stimulation was not performed until August 2. Consequently, the Halvorsen well remained shut-in nearly the entire month of July. Production following this stimulation has not yet stabilized and the well is flowing back primarily frac fluids. The Company anticipates an initial stabilized flowing rate of approximately 225 barrels of oil per day from this lateral. Management cautions that until post-frac pressures subside and the wellbore is re-configured, production will, in the interim, come solely from the southern lateral. Basic estimates that it spent approximately $120,000 on this effort.

CONTEMPLATED ACTIVITIES In addition to the Subsequent Events described immediately above, the Company anticipates pursuing the following activities in year end March 31, 2006 (fiscal 2006).

By virtue of its acquisitions in the mid- and late-1990s, the Company has interests in the heart of the developing horizontal Bakken play in Richland County, Montana. While some of these interests have been developed, or are in the process of development, Basic has a few more significant drilling opportunities in this immediate area. Basic's interest is dependant upon the size of the approved well spacing unit and could range from a 6.25% to 26% working interest in each well. At these levels, Basic's financial commitment could vary from $165,000 to $800,000 per well.

The Company envisions developing drilling opportunities on its North Dakota Bakken acreage by the end of this fiscal year. Management intends to capitalize on new drilling techniques, pioneered by others, to mitigate various drilling risks unique to North Dakota. The Company's ownership in specific well(s) will vary by location and may range from 5% to 20%. At these levels, Basic's financial commitment could vary from $150,000 to $700,000 per well.

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

Basic has received proposals to drill two additional horizontal wells in the TR-Madison Unit in Billings County, North Dakota. Basic has a 1.075% working interest in the entire TR-Madison Unit and has budgeted $30,000 for these two wells. The TR-Madison Unit is currently operated by Kerr-McGee Rocky Mountain Corp., successor operator to Westport Oil and Gas Company, L.P.

The Company may alter or vary, all or part of, these contemplated activities based upon the following: changes in circumstances; unforeseen opportunities; the inability to obtain drilling rigs, workover rigs or other field services; the inability to negotiate favorable acquisition, farmout or joint venture terms; the lack of cash flow, loan availability or other funding sources; and/or other events which the Company is not able to anticipate.

DIVESTITURES/ABANDONMENTS The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company's operations. The adoption of SFAS No. 143 in April 2003 has caused management to carefully quantify and evaluate the Company's asset retirement liability and the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to more actively direct and exploit these assets in the future.

Results of Operations
---------------------

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
-------------------------------------------------------------------

OVERVIEW Net income in the quarter ended June 30, 2005 (2005) was $547,000 compared to net income of $351,000 in the quarter ended June 30, 2004 (2004), an increase of 56%.

REVENUES Oil and gas sales revenue increased $560,000 (58%) in 2005 over 2004. Oil sales revenue increased $525,000 (69%) as a result of both higher sales volume and prices. The increase in oil sales volume contributed $160,000 while higher oil prices added $365,000. Gas sales revenue increased $35,000 (17%) in 2005 over 2004. A positive variance of $51,000 from higher natural gas prices was reduced by a $16,000 negative variance from lower gas sales volume.

VOLUMES AND PRICES Oil sales volume rose 21%, from 21,300 barrels in 2004 to 25,800 barrels in 2005 while there was a 40% jump in the average price per barrel from $35.73 in 2004 to $49.87 in 2005. The four new wells that were drilled and completed beginning in the second quarter of 2004 contributed 7,600 barrels to the current year's first quarter. Gas sales volume declined 8%, from
41.7 million cubic feet (MMcf) of gas in 2004 to 38.5 MMcf in 2005, while the average price per Mcf rose 27%, from $4.87 in 2004 to $6.19 in 2005. The 10.5 MMcf of additional gas production in 2005 from the four new wells drilled last year was more than offset by the loss of 2.1 MMcf from the PIDCO #2 and a drop of 9.8 MMcf of gas sales from the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales volume increased 14% from 28,300 BOE in 2004 to 32,200 BOE in 2005.

EXPENSES Oil and gas production expense increased $132,000 (35%) in 2005 over 2004. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $14,000 (5%) from $293,000 in 2004 to $307,000 in 2005 while workover expense jumped $118,000 (136%) from $87,000 in 2004 to $205,000 in 2005. As a result of the increase in equivalent barrel sales, routine lease operating expense per BOE decreased 8% from $10.37 in 2004 to $9.52 in 2005 while workover expense per BOE rose 108% from $3.07 in 2004 to $6.38 in 2005.

As noted in the Capital Expenditures section above, the extensive workover on the Company's PIDCO #2 well in Matagorda County, Texas had a significant impact on the 2005 financial statements. Excluding the $127,000 charge applicable to the PIDCO #2, workover expense was $78,000 in 2005 compared to $87,000 in 2004 and total oil and gas production expense was $385,000 in 2005 compared to $380,000 in 2004. Again excluding the PIDCO #2, workover expense per BOE would have actually dropped 21% from the $3.07 in 2004 to $2.44 per BOE in 2005.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $29,000 (35%) in 2005 over 2004. Production taxes, as a percent of sales revenue actually declined from 8.5 percent in 2004 to 7.3 percent in 2005. This percentage drop can be attributed to a less than 1 percent tax rate on the Halvorsen 31X-1, Basic's dual-lateral, horizontal well in Montana. Montana tax regulations allow for a significant tax incentive during the first year of production after new wells are drilled and completed. The overall lifting cost per BOE was $19.36 in 2005 compared to $16.33 in 2004. Again, excluding the effect of the PIDCO #2, the lifting cost per BOE would have dropped to $15.42 in 2005. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $144,000 (288%) in 2005 over 2004 as a result of an increase in the full cost pool depletable base from year to year and an $85,000 ceiling limitation charge applicable to the Company's Canadian operations as noted in the Capital Expenditures section above. Excluding the $85,000 impairment charge in 2005, depreciation and depletion expense increased $59,000 (118%) in 2005 over 2004 due to the capital expenditures incurred between June 30, 2004 and June 30, 2005. During this period the Company's full cost pool depletable base increased $2.2 million. With respect to U.S. operations only, depreciation and depletion expense per BOE increased from $1.74 per BOE in 2004 to $3.30 in 2005.

The Company recorded a $14,000 expense for the accretion of its asset retirement obligation in 2005 compared to $13,000 in 2004 and an asset retirement expense of $4,000 in 2005 compared to $9,000 in 2004.

Gross general and administrative (G&A) expense increased $63,000 (48%) while net G&A expense increased $57,000 (71%) in 2005 over 2004. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. Approximately $16,000 of the increase in G&A in 2005 is directly related to a unique opportunity the Company had in April with respect to a proposal involving a strategic acquisition. After considerable due diligence, management elected not to proceed with the acquisition over concerns about operational synergy and shareholder dilution. Also contributing to the increase in G&A in 2005 were increases in employee benefits and SEC reporting and audit related costs. The percentage of gross G&A expense that the Company was able to charge out was 37% in 2005 compared to 38% in 2004.

Net G&A expense per BOE increased 51% from $2.83 in 2004 to $4.26 in 2005. However, net G&A expense as a percentage of total revenue increased only slightly from 8.2% in 2004 to 8.9% in 2005.

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

OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company's oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic's control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety percent of Basic's reported oil and gas reserves at March 31, 2005 and June 30, 2005 are based on estimates prepared by an independent petroleum engineering firm. The remaining ten percent of the Company's oil and gas reserves were prepared in-house.

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

DEFERRED TAXES. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At June 30, 2005 Basic recorded a valuation allowance of $1,040,000 as it was unable to determine that the excess of deferred tax assets over deferred tax liabilities is more likely than not to be realized. This estimate of the valuation allowance is periodically re-evaluated by the Company. If Basic continues to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet.


       Liquids and Natural Gas Production Sales Price and Production Cost
       ------------------------------------------------------------------

The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

                                                        2005          2004
                                                     ----------    ----------
   Sales volume:
       Oil (barrels)                                     25,800        21,300
       Gas (Mcf)                                         38,500        41,700

   Revenue:
       Oil                                           $1,287,000    $  762,000
       Gas                                              238,000       203,000
                                                     ----------    ----------

       Total                                          1,525,000       965,000
   Total production expense(1)                          623,000       462,000
                                                     ----------    ----------

   Gross profit                                      $  902,000    $  503,000
                                                     ==========    ==========

   Depletion expense(4)                              $  107,000    $   49,000

   Average sales price:
       Oil (per barrel)                              $    49.87    $    35.73
       Gas (per Mcf)                                 $     6.19    $     4.87
   Average production expense(1,2,3)                 $    19.36    $    16.33
   Average gross profit(2,3)                         $    27.97    $    17.81
   Average depletion expense(2,3)                    $     3.30    $     1.74
   Average general and administrative expense(2,3)   $     4.26    $     2.83

----------------------------

(1)  Operating costs, including production tax
(2)  Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)
(3)  Averages calculated based upon non-rounded figures
(4) Excluding impairment expense related to Canadian full cost pool ceiling limitation

                                     Item 3.
                             Controls and Procedures

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

As of June 30, 2005 Basic carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.
                                OTHER INFORMATION
                                -----------------
                        (Cumulative from March 31, 2005)

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the quarter ended June 30, 2005 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

Exhibit No.    Document
-----------    ------------------------

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

Date:  August 9, 2005