Form 10QSB
period 2005-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2005-11-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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


Shares of common stock outstanding on November 4, 2005: 16,755,487


                           BASIC EARTH SCIENCE SYSTEMS, INC.

                                      FORM 10-QSB
                                         INDEX


PART I.   FINANCIAL INFORMATION

       Item 1.  Financial Statements...............................................   3

                Consolidated Balance Sheets - September 30, 2005
                and March 31, 2005.................................................   3

                Consolidated Statements of Operations - Quarters and Six Months
                Ended September 30, 2005 and September 30, 2004....................   5

                Consolidated Statements of Cash Flows - Six Months Ended
                September 30, 2005 and September 30, 2004..........................   6

                Notes to Consolidated Financial Statements.........................   7

       Item 2.  Management's Discussion and Analysis and Plan of Operation.........   8

                Results of Operations..............................................  11

       Item 3.  Controls and Procedures............................................  16

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings..................................................  17

       Item 2.  Changes in Securities..............................................  17

       Item 3.  Defaults Upon Senior Securities....................................  17

       Item 4.  Submission of Matters to a Vote of Security Holders................  17

       Item 5.  Other Information..................................................  17

       Item 6.  Exhibits and Reports on Form 8-K...................................  17

       Signatures   ...............................................................  18

EXHIBITS            ...............................................................  19



PART I.
                                    FINANCIAL INFORMATION
                                    ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                              Basic Earth Science Systems, Inc.
                                 Consolidated Balance Sheets
                                         Page 1 of 2


                                                                September 30      March 31
                                                                    2005            2005
                                                                ------------    ------------
                                                                 (Unaudited)     (Audited)
Assets
Current assets
     Cash and cash equivalents                                  $  1,572,000    $    892,000
     Accounts receivable
         Oil and gas sales                                           774,000         796,000
         Joint interest and other receivables                        634,000         281,000
         Less: allowance for doubtful accounts                       (70,000)        (70,000)
     Other current assets                                            210,000         179,000
                                                                ------------    ------------

                  Total current assets                             3,120,000       2,078,000
                                                                ------------    ------------

Property and equipment
     Oil and gas property (full cost method)                      39,119,000      38,144,000
     Support equipment                                               365,000         372,000
                                                                ------------    ------------

                                                                  39,484,000      38,516,000
     Accumulated depletion - FCP (includes cumulative ceiling
         limitation charges of $15,376,000 at September 30
         and $15,291,000 at March 31)                            (32,376,000)    (32,085,000)
     Accumulated depreciation                                       (305,000)       (309,000)
                                                                ------------    ------------

     Net property and equipment                                    6,803,000       6,122,000
     Other non-current assets                                        246,000         215,000
                                                                ------------    ------------

                  Total non-current assets                         7,049,000       6,337,000
                                                                ------------    ------------

Total Assets                                                    $ 10,169,000    $  8,415,000
                                                                ============    ============



                See accompanying notes to consolidated financial statements.


                        Basic Earth Science Systems, Inc.
                           Consolidated Balance Sheets
                                   Page 2 of 2


                                                      September 30      March 31
                                                          2005            2005
                                                      ------------    ------------
                                                       (Unaudited)      (Audited)
Liabilities
Current liabilities
     Accounts payable                                 $    731,000    $    406,000
     Accrued liabilities                                 1,348,000       1,098,000
                                                      ------------    ------------

                  Total current liabilities              2,079,000       1,504,000
                                                      ------------    ------------

Long-term liabilities
     Long-term debt                                           --              --
     Asset retirement obligation                         1,155,000       1,175,000
                                                      ------------    ------------

                  Total long-term liabilities            1,155,000       1,175,000
                                                      ------------    ------------

Shareholders' Equity
     Preferred stock, $.001 par value
         Authorized - 3,000,000 shares
         Issued - 0 shares                                    --              --
     Common stock, $.001 par value
         32,000,000 shares authorized;
         17,104,752 shares issued at September 30
         and 17,004,752 at March 31                         17,000          17,000
     Additional paid-in capital                         22,709,000      22,701,000
     Accumulated deficit                               (15,768,000)    (16,959,000)
     Treasury stock (349,265 shares at September 30
         and March 31); at cost                            (23,000)        (23,000)
                                                      ------------    ------------

                  Total shareholders' equity             6,935,000       5,736,000
                                                      ------------    ------------

Total Liabilities and Shareholders' Equity            $ 10,169,000    $  8,415,000
                                                      ============    ============



          See accompanying notes to consolidated financial statements.


                                 Basic Earth Science Systems, Inc.
                               Consolidated Statements of Operations
                                            (Unaudited)


                                                   Six Months Ended            Quarters Ended
                                                     September 30               September 30
                                                  2005          2004          2005          2004
                                              -----------   -----------   -----------   -----------
Revenue
   Oil and gas sales                          $ 3,158,000   $ 2,053,000   $ 1,633,000   $ 1,088,000
   Well service revenue                            17,000        17,000         8,000         7,000
                                              -----------   -----------   -----------   -----------

         Total revenue                          3,175,000     2,070,000     1,641,000     1,095,000

Expenses
   Oil and gas production                       1,113,000       730,000       601,000       350,000
   Production tax                                 234,000       171,000       123,000        89,000
   Well service expenses                           19,000        17,000         9,000         6,000
   Depreciation and depletion                     295,000       177,000       101,000       127,000
   Accretion of asset retirement obligation        25,000        23,000        11,000        10,000
   Asset retirement expense                        51,000        20,000        47,000        11,000
   General and administrative                     258,000       182,000       121,000       102,000
                                              -----------   -----------   -----------   -----------

   Total operating expenses                     1,995,000     1,320,000     1,013,000       695,000
                                              -----------   -----------   -----------   -----------

   Income from operations                       1,180,000       750,000       628,000       400,000
                                              -----------   -----------   -----------   -----------
Other income (expense)
   Interest and other income                       24,000         1,000        16,000          --
   Interest and other expenses                       --            --            --            --
                                              -----------   -----------   -----------   -----------

   Total other expense                             24,000         1,000        16,000          --
                                              -----------   -----------   -----------   -----------

Income before income taxes                      1,204,000       751,000       644,000       400,000
Income taxes                                       13,000          --            --            --
                                              -----------   -----------   -----------   -----------

Net income                                    $ 1,191,000   $   751,000   $   644,000   $   400,000
                                              ===========   ===========   ===========   ===========

Weighted average common shares outstanding:
   Basic                                       16,701,115    16,567,918    16,739,998    16,580,487
   Diluted                                     17,121,445    17,040,359    17,127,407    17,061,437

Per share amounts:
   Basic                                      $      .071   $      .045   $      .038   $      .024
                                              ===========   ===========   ===========   ===========

   Diluted                                    $      .070   $      .044   $      .038   $      .023
                                              ===========   ===========   ===========   ===========


                   See accompanying notes to consolidated financial statements.


                          Basic Earth Science Systems, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                                Six Months Ended
                                                                  September 30
                                                               2005           2004
                                                           -----------    -----------
Cash flows from operating activities:
Net income                                                 $ 1,191,000    $   751,000
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and depletion                                295,000        177,000
     Accretion of asset retirement obligation                   25,000         23,000
     Change in:
         Accounts receivable, net                             (331,000)       (57,000)
         Other assets                                          (15,000)       (39,000)
         Accounts payable and accrued liabilities              536,000        231,000
         Change in asset retirement obligation                  (6,000)          --
     Other                                                       3,000          3,000
                                                           -----------    -----------

Net cash provided by operating activities                    1,698,000      1,089,000
                                                           -----------    -----------

Cash flows from investing activities:
Capital expenditures
     Oil and gas property                                     (998,000)      (983,000)
     Support equipment                                          (5,000)       (31,000)
Purchase of lease and well equipment inventory                 (44,000)        (1,000)
Proceeds from sale of oil and gas property and equipment        14,000         94,000
Proceeds from sale of lease and well equipment inventory         6,000         12,000
Proceeds from sale of support equipment                          1,000           --
                                                           -----------    -----------

Net cash used in investing activities                       (1,026,000)      (909,000)
                                                           -----------    -----------

Cash flows from financing activities:
Proceeds from exercise of common stock options                   8,000          3,000
Long-term debt payments                                           --             --
Proceeds from borrowing                                           --             --
                                                           -----------    -----------

Net cash provided by financing activities                        8,000          3,000
                                                           -----------    -----------

Cash and cash equivalents:
Net increase                                                   680,000        183,000
Balance at beginning of period                                 892,000        424,000
                                                           -----------    -----------

Balance at end of period                                   $ 1,572,000    $   607,000
                                                           ===========    ===========



            See accompanying notes to consolidated financial statements.

                                         6

                        Basic Earth Science Systems, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2005

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

INCOME TAXES. At June 30, 2005 the Company recorded income tax expense of $13,000. No income tax expense was recorded in the second quarter as the effect of the extensive workovers discussed below was a reduction in estimated taxable income for fiscal 2006 such that no additional tax provision was necessary.

The net operating loss carryforward portion of Basic's unrecorded deferred tax asset at March 31, 2005 has been fully offset as of September 30. A significant portion of the remaining deferred tax asset is the Company's statutory depletion carryforward. As statutory depletion is limited to 65% of taxable income, to the extent Basic has taxable income, it expects to record income tax expense on that portion not offset by statutory depletion.

The utilization of a portion of Basic's deferred tax asset at September 30 reduced the balance to $1,000,000 at September 30. The Company has provided a valuation allowance for the entire amount and will continue to evaluate the potential realization of this deferred tax asset. Projections of future income taxes and their timing, and the potential utilization of the deferred tax asset, require significant estimates with respect to future operating results. At the present time the Company is unable to determine that these benefits are more likely than not to be realized. If Basic continues to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet.

                                     Item 2.
           Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources
-------------------------------

LIQUIDITY OUTLOOK. The Company's primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company's operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2006. In addition, as mentioned in the "Debt" section below, Basic has $1,000,000 of borrowing capacity as of November 4, 2005.

WORKING CAPITAL. At September 30, 2005 the Company had a working capital surplus of $1,041,000 (a current ratio of 1.50:1) compared to a working capital surplus at March 31, 2005 of $574,000 (a current ratio of 1.38:1). During the six months ended September 30 Basic realized significant increases in cash and cash equivalents, accounts receivables and accounts payables. The increase in cash and cash equivalents is a result of strong commodity prices and their direct effect on cash flow from operations. The extensive workovers on the PIDCO #2, the Harold H. Haugen #25-1 and the Lundblad salt water disposal well, all of which are discussed in the Results of Operations section below, had a significant impact on accounts receivables and accounts payables. As operator of all three wells, Basic is responsible for payment of all costs incurred and records a receivable for those costs associated with the outside working interest owners. Basic has only a 12.77% working interest in the PIDCO#2, a 55% working interest in the Lundblad and owns 100% of the Haugen well.

DEBT. The Company's current banking relationship, established in March 2002, is with American National Bank (ANB), located in Denver, Colorado. Under the terms of its loan agreement, Basic has a $1,000,000 line of credit with a current borrowing base of the full $1,000,000. Any outstanding loan balance will be due and payable on December 31, 2006. The interest rate on this credit facility is the prime rate plus 2%.

With the continued strength of the current commodity pricing environment, the Company's successful drilling program last year and its solid balance sheet and fundamentals, ANB has expressed an interest in increasing Basic's borrowing capacity and reducing the interest rate to better reflect the Company's current level of estimated oil and gas reserves and strong cash flow. Present negotiations indicate that the borrowing base would increase to a range of $3,000,000 to $5,000,000.

If necessary, Basic may borrow funds to reduce payables, finance drilling and/or recompletions, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date.

HEDGING. In the past, the Company has used hedging techniques to limit its exposure to oil price fluctuations. Typically, Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the six months ended September 30, 2005 and at September 30, 2005 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.

The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

CAPITAL EXPENDITURES. To summarize capital expenditures during the Company's first quarter ended June 30, 2005, Headington Oil L.P., the operator of the Halvorsen 31X-1 dual-lateral, horizontal well in Richland County, Montana, continued operations to stimulate the southern lateral of this well. These efforts were finally concluded in the second quarter. Also, Kerr McGee Rocky Mountain Corporation began drilling one of two previously disclosed horizontal wells in the TR-Madison Unit in Billings County, North Dakota, and Basic undertook a significant workover on the PIDCO #2 in Matagorda County, Texas that was ultimately completed as a producer in October 2005. In addition, Legent Resources Corporation (Legent), Basic's wholly-owned Canadian subsidiary, wrote off all of its Canadian full cost pool assets and disclosed that it has no plans to lease additional acreage or to conduct any further Canadian operations. As a result, other than plugging and abandoning the Westerose 6-6-46-1W5, the Company does not anticipate any additional expenditures in Canada. Finally, Basic made a significant investment in new leases in both North Dakota and Montana. The majority of these leasehold rights were in the developing, though unproven, extension of the Bakken horizontal play into North Dakota. Readers are encouraged to read Basic's SEC reports, particularly the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 for further details regarding these first quarter events.

During the second quarter ended September 30, 2005 the Company spent an additional $101,000 stimulating and equipping the Halvorsen 31X-1. At this point, the well is producing approximately 300 barrels of oil, 40 barrels of water and 130 Mcf of gas per day. Basic has an approximate 26% working interest in the well.

As previously disclosed, Basic participated in another 3-D "Bright Spot" prospect in Wharton County, Texas. After encountering significant pressures and hydrocarbon inflows at 11,300 feet, Basic and its partners abandoned drilling equipment and cemented off the lower portion of the well. Following this abandonment, Basic elected not to participate in further drilling operations in that wellbore. Basic had a 5% working interest and estimates to have incurred costs of approximately $275,000, of which $182,000 was recorded as of September 30, 2005. The Company is still bullish on Yequa "3-D Bright Spot" prospects and intends to look at and evaluate ventures in this area for possible future participation.

In September 2005, the Company, along with its partners, commenced the Johnson #3-21H, a single- lateral horizontal Bakken well in Richland County, Montana. The well went on production last week pumping 282 barrels of oil, 144 barrels of load water and 104 MCF of gas per day. Once the remaining 1,000 barrels of workover and stimulation fluids have been recovered, management expects the well to initially stabilize at approximately 250 barrels of oil per day. Located in

Section 21, T23N-R57E, the well is developed on a 640 acre drilling unit where Basic held leasehold rights by virtue of its acquisitions in the mid-1990's. Based on wellbore geometry, an additional single-lateral horizontal well could be drilled in this 640-acre drilling unit. Basic has a 12.5% working interest in the Johnson #3-21H and has spent approximately $390,000 to-date on this venture, of which $262,000 was recorded at September 30. The well is operated by Nance Petroleum Corporation, a subsidiary of St. Mary Land & Exploration.

SUBSEQUENT EVENTS. As previously announced, in late October 2005 Basic, along with its partners, commenced drilling a horizontal well, the State 16-1H, in McKenzie County, North Dakota. This well, located in Section 16, T152N-R98W, is targeting the Bakken formation at 11,300 feet. The Company hopes to complete drilling operations by the end of December 2005. Basic has a 20 percent working interest in the well and has budgeted $500,000 for this effort. The State 16-1H is operated by Missouri Basin Well Service, Inc. and is located on a lease within an acreage block Basic acquired for $300,000 during the first quarter ended June 30. Identified as the Banks Prospect, this acreage block is located in the developing, though unproven, extension of the Bakken horizontal play in North Dakota.

In August, on the PIDCO #2, a deep, high pressure gas well in Matagorda County, Texas, Basic and its partners elected to end efforts to restore production from the existing zone at 14,000. In October, the Company re-completed the well into a new producing horizon at 13,100 feet. Following this attempt, the PIDCO #2 was tested at a rate of 1.5 million cubic feet of gas and 210 barrels of condensate per day. However, under the existing gas sales contract, initial production rates have been curtailed to 500 Mcf by the gas purchaser for October and November because there had been no gas volume nomination. Basic, the operator of the PIDCO #2, has a 12.77% working interest in the well.

The Company continues to make investments in new leases in both North Dakota and Montana.

CONTEMPLATED ACTIVITIES. In addition to the capital expenditures described immediately above, the Company anticipates pursuing or potentially pursuing the following activities.

By virtue of its acquisitions in the mid- and late-1990s, Basic has varied interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests initially in five different sections, Basic was, and remains, exposed to several significant drilling opportunities. The Company currently has five remaining well sites it anticipates will eventually be developed by horizontal Bakken wells. Basic's interest is dependent upon the size of each well's approved spacing unit and could range from a 6.25% to 25% working interest in each well. At these levels, Basic's financial commitment could vary from $200,000 to $780,000 per well.

If the State 16-1H, discussed above, is successful, the Banks Prospect has a number of locations which could be developed in both the Bakken formation and Rival interval of the Madison formation. The number of wells that could be drilled in each formation on this acreage will depend on Industrial Commission spacing requirements. However, with 640 acre spacing, this nearly contiguous leasehold could contain locations for up to twenty wells for Bakken development alone; over forty wells if 320 acre spacing is granted.

The Company also envisions further development on its Antenna Federal property in Weld County, Colorado. Basic has received proposals from its joint venture partner to deepen three additional Codell formation wells to the J-Sand formation. The Company originally anticipated having completed this effort by the quarter ending December 31, 2005. These efforts have been delayed by federal permitting approvals and a corporate merger involving the operator of the property. Basic has been assured that one of the wells will be drilled in the fourth quarter ending March 31, 2006 and the remaining two in the subsequent quarter. Basic currently has a 5 percent overriding royalty interest in these Codell wells and will earn a 60 percent working interest in the J-Sand once the wells are deepened to that formation. The Company estimates the total cost to deepen all three wells will be approximately $380,000.

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

Results of Operations
---------------------

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004
------------------------------------------------------------------------------

OVERVIEW. Net income for the six months ended September 30, 2005 (2005) was $1,191,000 compared to net income of $751,000 for the six months ended September 30, 2004 (2004), a 59% increase.

REVENUES. Oil and gas sales revenue increased $1,105,000 (54%) in 2005 over 2004. Oil sales revenue increased $1,015,000 (61%) as a result of both higher sales volume and prices. The volume increase added $228,000 while higher prices contributed $787,000. Gas sales revenue increased $90,000 (23%) in 2005 over 2004. A positive variance of $116,000 from higher gas prices was reduced by a $26,000 negative variance attributable to lower gas sales volume.

VOLUMES AND PRICES. Oil sales volume rose 14%, from 43,000 barrels in 2004 to 48,900 barrels in 2005 while the average price per barrel jumped 42% from $38.60 in 2004 to $54.72 in 2005. Gas sales volume dropped 6%, from 79.2 million cubic feet (MMcf) in 2004 to 74.1 MMcf in 2005, while the average price per Mcf rose 32%, from $4.98 in 2004 to $6.55 in 2005. The increase in oil sales volume in 2005 came from the four new wells that Basic successfully drilled and placed on production, primarily during the third and fourth quarters of 2004. Despite this increase from year-to-year, Basic estimates that oil sales volume in 2005 would have been 2,000 barrels higher had the Halvorsen 31X-1 not been shut-in for the entire month of July waiting on a rig to stimulate the southern lateral. The
17.8 MMcf of additional gas production in 2005 from the same four new wells was more than offset by the loss of 3.9 MMcf from the PIDCO #2 and a drop of 17.4 MMcf of gas sales from the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 9% from 56,200 BOE in 2004 to 61,200 BOE in 2005.

EXPENSES. Oil and gas production expense increased $383,000 (52%) in 2005 over 2004. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased $46,000 (8%) from $582,000 in 2004 to $628,000 in 2005 while workover expense increased $336,000 (227%) from $148,000 in 2004 to $484,000 in 2005. As a result of the increase in equivalent barrel sales, routine lease operating expense per BOE decreased slightly from $10.36 in 2004 to $10.26 in 2005. On the other hand, workover expense per BOE jumped 200% from $2.64 in 2004 to $7.91 in 2005.

The Company experienced an unusual number of workovers, both in quantity and magnitude, during 2005, the most notable of which were workovers on the PIDCO #2, the Harold H. Haugen #25-1 and the Lundblad salt water disposal well. Together these three workovers accounted for $305,000, or 91%, of the increase in workover expense in 2005 over 2004. Basic spent $135,000 in an unsuccessful attempt to clean out the PIDCO #2 and re-establish production from the previously producing Frio formation. Since abandoning that workover, Basic has since come up-hole and successfully completed another horizon. In July 2005 the

Haugen well in Divide County, North Dakota developed a casing leak and Basic was forced to spend $102,000 on repairs that were successful. In September 2005 Basic began an extensive operation on its Lundblad salt water disposal well in McCone County, Montana. Through September 30, the Company had spent $75,000 to clean out scale and debris that had been slowly building over the years and obstructing the perforations to the point that injection pressures had increased significantly. Basic was able to successfully clean out the well and even "shoot" additional perforations that should lower injection pressure rates such that Basic should see a measurable reduction in its electricity costs at the disposal facility and a corresponding reduction in lifting costs on the three producing wells that utilize the Lundblad disposal well. Excluding the $312,000 applicable to these three wells, workover expense was $172,000 in 2005 compared to $148,000 in 2004, an increase of 16%, and total oil and gas production expense was $1,035,000 in 2005 compared to $901,000 in 2004, an increase of 15%. Again excluding these three wells, workover expense per BOE would have increased 6% from the $2.64 in 2004 to $2.81 per BOE in 2005.

Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $63,000 (37%) in 2005 over 2004. Production taxes, as a percent of sales revenue actually declined from 8.3 percent in 2004 to 7.4 percent in 2005. This percentage drop can be attributed to a less than 1 percent tax rate on the Halvorsen 31X-1, Basic's dual-lateral, horizontal well in Montana. Montana tax regulations allow for a significant tax incentive during the first year of production after new wells are drilled and completed. The overall lifting cost per BOE was $22.00 in 2005 compared to $16.05 in 2004. Again, excluding the effect of the three workovers above, the lifting cost per BOE would have risen 5% to $16.90 in 2005. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.

Depreciation and depletion expense increased $118,000 (67%) in 2005 over 2004 as a result of a $2.4 million net increase in the full cost pool depletable base from year to year. Included in the 2005 depreciation and depletion expense is an $85,000 ceiling limitation charge applicable to the Company's Canadian operations while 2004 includes a similar $80,000 charge. With respect to U.S. operations only, depreciation and depletion expense per BOE increased from $1.66 per BOE in 2004 to $3.36 in 2005.

The Company recorded a $25,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $51,000 in 2005. These compare to an accretion expense of $23,000 and an asset retirement expense of $20,000 in 2004.

Gross general and administrative (G&A) expense increased $90,000 (32%) while net G&A expense increased $76,000 (42%) in 2005 over 2004. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. Approximately $16,000 of the increase in G&A in 2005 is directly related to a unique opportunity the Company had in April with respect to a proposal involving a strategic acquisition. After considerable due diligence, management elected not to proceed with the acquisition over concerns about operational synergy and shareholder dilution. Also contributing to the increase in G&A in 2005 were increases in employee benefits and SEC reporting and audit related costs. The percentage of gross G&A expense that the Company was able to charge out was 31% in 2005 compared to 35% in 2004. Net G&A expense per BOE increased 51% from $3.25 in 2004 to $4.23 in 2005. However, net G&A expense as a percentage of total sales revenue dropped from 8.9% in 2004 to 8.2% in 2005.

Due to significantly higher cash balances during 2005 relative to 2004, interest and other income, which consists almost entirely of interest income, increased from $1,000 in 2004 to $24,000 in 2005.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
-----------------------------------------------------------------------------

OVERVIEW. Net income for the quarter ended September 30, 2005 (2005) was $644,000 compared to net income of $400,000 for the quarter ended September 30, 2004 (2004), a 61% increase.

REVENUES. Oil and gas sales revenue jumped $545,000 (50%) in 2005 over 2004. As a result of both higher oil sales volume and prices, oil sales revenue rose $490,000 (55%). The increase in sales volume contributed $58,000 while higher oil prices added $432,000. In addition, gas sales revenue increased $55,000 (29%) in 2005 over 2004. A positive variance of $65,000 from higher gas prices was reduced by a $10,000 negative variance attributable to lower gas sales volume.

VOLUMES AND PRICES. Oil sales volume increased 6%, from 21,700 barrels in 2004 to 23,100 barrels in 2005 while there was a 45% jump in the average price per barrel from $41.41 in 2004 to $60.14 in 2005. Gas sales volume decreased 5%, from 37.5 MMcf in 2004 to 35.6 MMcf in 2005, while the average price per Mcf rose 36%, from $5.11 in 2004 to $6.94 in 2005. Again, the increase in oil sales volume in 2005 came from the four new wells added during the third and fourth quarters of 2004. Again, despite the increase from year-to-year, Basic estimates that oil sales volume in 2005 would have been 2,000 barrels higher had the Halvorsen 31X-1 not been shut-in for the entire month of July waiting on a rig to stimulate the southern lateral. The 7.3 MMcf of additional gas production in 2005 from the same four new wells was more than offset by the loss of 1.8 MMcf from the PIDCO #2 and a drop of 7.6 MMcf of gas sales from the Company's natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 4% from 27,900 BOE in 2004 to 29,000 BOE in 2004.

EXPENSES. Oil and gas production expense increased $251,000 (72%) in 2005 over 2004. Routine lease operating expense increased $33,000 (11%) from $289,000 in 2004 to $322,000 in 2005 while workover expense increased $218,000 (357%) from $61,000 in 2004 to $279,000 in 2005. On a BOE basis, routine lease operating expense rose from $10.35 in 2004 to $11.09 in 2005 and workover expense increased from $2.20 in 2004 to $9.61 in 2005. Again, the jump in workover expense from 2004 to 2005 is primarily due to the three workovers mentioned above. Excluding these three wells, workover expense in 2005 would have been $93,000, a 52% increase over 2004 and workover expense per BOE in 2005 would have been $3.22, an increase of 46% over 2004.

Again, as a result of the increase in oil and gas sales revenue, production taxes increased $34,000 (38%) in 2005 over 2004. Production taxes as a percent of oil and gas sales revenue dropped from 8.2 percent in 2004 to 7.5% in 2005. This percentage drop is primarily due to a less than 1 percent tax rate on the Halvorsen 31X-1 well during its first year of production. The overall lifting cost per equivalent barrel increased 58% from $15.77 in 2004 to $24.93 in 2005. Once again, excluding the effects of the three significant workovers, the lifting cost per BOE in 2005 would have been $18.54, an increase of 18% over 2004. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.

Depreciation and depletion expense decreased $26,000 (20%) in 2005 from 2004 as a result of an $80,000 ceiling limitation charge applicable to Basic's Canadian operations in 2004. Excluding this charge, depreciation and depletion expense increased $54,000 (115%) due to a substantial net increase in the full cost pool depletable base from year to year. With respect to U.S. operations only, depreciation and depletion expense per BOE increased from $1.58 per BOE in 2004 to $3.42 in 2005.

The Company recorded an $11,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $47,000 in 2005. These compare to an accretion expense of $10,000 and an asset retirement expense of $11,000 in 2004.

Gross general and administrative (G&A) expense increased $28,000 (18%) while net G&A expense increased $19,000 (19%) in 2005 over 2004. The increase in net G&A expense was primarily the result of an increase in employee benefits and SEC reporting and audit related costs. Net G&A expense per BOE increased 14% from $3.66 in 2004 to $4.19 in 2005.

Due to significantly higher cash balances during 2005 relative to 2004, interest and other income, which consists almost entirely of interest income, increased from zero in 2004 to $16,000 in 2005.

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

OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company's oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic's control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety percent of Basic's reported oil and gas reserves at March 31, 2005 and September 30, 2005 are based on estimates prepared by an independent petroleum engineering firm. The remaining ten percent of the Company's oil and gas reserves were prepared in-house.

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

DEFERRED TAXES. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At September 30, 2005 Basic recorded a valuation allowance of $1,000,000 as it was unable to determine that the excess of deferred tax assets over deferred tax liabilities is more likely than not to be realized. This estimate of the valuation allowance is periodically re-evaluated by the Company. If Basic continues to be profitable, it is possible a portion, or all, of the Company's deferred tax asset may be recorded as an asset on the Balance Sheet.

















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

                                                        Six Months Ended                 Quarters Ended
                                                          September 30                    September 30
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
Sales volume
     Oil (barrels)                                     48,900          43,000          23,100          21,700
     Gas (mcf)                                         74,100          79,200          35,600          37,500

Revenue
     Oil                                           $2,673,000      $1,658,000      $1,386,000      $  896,000
     Gas                                              485,000         395,000         247,000         192,000
                                                   ----------      ----------      ----------      ----------

                                                    3,158,000       2,053,000       1,633,000       1,088,000
Total production expense(1)                         1,347,000         901,000         724,000         439,000
                                                   ----------      ----------      ----------      ----------

Gross profit                                       $1,811,000      $1,152,000      $  909,000      $  649,000
                                                   ==========      ==========      ==========      ==========

Depletion expense(4)                               $  206,000      $  174,000      $   99,000      $  125,000

Average sales price(2)
     Oil (per barrel)                                  $54.72          $38.60          $60.14          $41.41
     Gas (per mcf)                                      $6.55           $4.98           $6.94           $5.11
Average production expense(1,2,3)                      $22.00          $16.05          $24.93          $15.77
Average gross profit(2,3)                              $29.61          $20.50          $31.43          $23.23
Average depletion expense(2,3)                          $3.36           $3.09           $3.42           $4.45
Average general and administrative expense(2,3)         $4.23           $3.25           $4.19           $3.66

----------------------------
1    Operating expenses, including production tax
2    Averages calculated based upon non-rounded figures
3    Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)
4    Excluding impairment expense related to Canadian full cost pool ceiling limitation

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

As of September 30, 2005 Basic carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above.

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

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

During the six months ended September 30, 2005 there were no meetings of Basic's shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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

(b) Reports on Form 8-K

Date                Document
----                --------

June 29, 2005       The Company announced earnings results for the fiscal year ended March 31, 2005.
October 27, 2005    The Company provided an update of its Texas Gulf Coast
                    operations, focusing on the PIDCO #2 well and its second 3-D
                    "Bright Spot" drilling effort in Wharton County, Texas.
October 31, 2005    The Company reported that it had begun drilling the State
                    16-1H, a horizontal well in McKenzie County, North Dakota that was targeting the Bakken formation. This well is the initial well in the Company's Banks Prospect covering 13,500 acres, of which, Basic has a 20% working interest. In addition, the Company announced that it is currently engaged in discussions with its bank to amend the existing bank credit agreement that would provide an increase in the Company's borrowing base to a range of $3,000,000 to $5,000,000 from the current $1,000,000 level.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.


/s/ Ray Singleton
-----------------
Ray Singleton
President


/s/ David Flake
---------------
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date:  November 4, 2005