Form 10QSB
period 2005-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2006-02-14
CIK 10254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-7914
BASIC EARTH SCIENCE SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	84-0592823

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1801 Broadway, Suite 620, Denver, CO	80202-3835

(Address for principal executive offices)	(Zip Code)
(303) 296-3076

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on February 8, 2006: 16,780,487

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2005	2005
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$192,000	$892,000
Accounts receivable
Oil and gas sales	876,000	796,000
Joint interest and other receivables	444,000	281,000
Less: allowance for doubtful accounts	(70,000)	(70,000)
Other current assets	380,000	179,000

Total current assets	1,822,000	2,078,000

Property and equipment
Oil and gas property (full cost method)	40,918,000	38,144,000
Support equipment	366,000	372,000

	41,284,000	38,516,000

Accumulated depletion (includes cumulative ceiling limitation charges of $15,376,000 at December 31 and $15,291,000 at March 31)	(32,485,000)	(32,085,000)
Accumulated depreciation	(309,000)	(309,000)

Net property and equipment	8,490,000	6,122,000
Other non-current assets	233,000	215,000

Total non-current assets	8,723,000	6,337,000

Total Assets	$10,545,000	$8,415,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2005	2005
	(Unaudited)	(Audited)
Liabilities
Current liabilities
Accounts payable	$488,000	$406,000
Accrued liabilities	1,202,000	1,098,000

Total current liabilities	1,690,000	1,504,000

Long-term liabilities
Long-term debt	—	—
Asset retirement obligation	1,118,000	1,175,000

Total long-term liabilities	1,118,000	1,175,000

Shareholders’ Equity
Preferred stock, $.001 par value Authorized - 3,000,000 shares Issued - 0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 17,104,752 shares issued at December 31 and 17,004,752 at March 31	17,000	17,000
Additional paid-in capital	22,709,000	22,701,000
Accumulated deficit	(14,966,000)	(16,959,000)
Treasury stock (349,265 shares at December 31 and March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	7,737,000	5,736,000

Total Liabilities and Shareholders’ Equity	$10,545,000	$8,415,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Quarters Ended
	December 31		December
	2005	2004	2005	2004
Revenue
Oil and gas sales	$4,846,000	$3,327,000	$1,688,000	$1,274,000
Well service revenue	17,000	19,000	—	2,000

Total revenue	4,863,000	3,346,000	1,688,000	1,276,000

Expenses
Oil and gas production	1,646,000	1,133,000	533,000	403,000
Production tax	346,000	279,000	112,000	108,000
Well service expenses	20,000	20,000	1,000	3,000
Depreciation and depletion	407,000	311,000	112,000	134,000
Accretion of asset retirement obligation	29,000	37,000	4,000	14,000
Asset retirement expense	57,000	43,000	6,000	23,000
General and administrative	379,000	284,000	121,000	102,000

Total operating expenses	2,884,000	2,107,000	889,000	787,000

Income from operations	1,979,000	1,239,000	799,000	489,000

Other income (expense)
Interest and other income	29,000	4,000	5,000	3,000
Interest and other expenses	(2,000)	(1,000)	(2,000)	(1,000)

Total other income	27,000	3,000	3,000	2,000

Income before income taxes	2,006,000	1,242,000	802,000	491,000
Income taxes	13,000	—	—	—

Net income	$1,993,000	$1,242,000	$802,000	$491,000

Weighted average common shares outstanding:
Basic	16,719,305	16,572,124	16,755,487	16,580,487
Diluted	17,124,107	17,048,976	17,128,304	17,067,076

Per share amounts:
Basic	$.119	$.075	$.048	$.030

Diluted	$.117	$.073	$.047	$.029

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31
	2005	2004
Cash flows from operating activities:
Net income	$1,993,000	$1,242,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	407,000	311,000
Accretion of asset retirement obligation	29,000	37,000
Change in:
Accounts receivable, net	(243,000)	(105,000)
Other assets	(180,000)	(629,000)
Accounts payable and accrued liabilities	106,000	220,000
Change in asset retirement obligation	(6,000)	(6,000)
Other	4,000	5,000

Net cash provided by operating activities	2,110,000	1,075,000

Cash flows from investing activities:
Capital expenditures
Oil and gas property	(2,797,000)	(1,537,000)
Support equipment	(6,000)	(41,000)
Purchase of lease and well equipment inventory	(44,000)	(12,000)
Proceeds from sale of oil and gas property and equipment	14,000	170,000
Proceeds from sale of lease and well equipment inventory	14,000	16,000
Proceeds from sale of support equipment	1,000	—

Net cash used in investing activities	(2,818,000)	(1,404,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	8,000	3,000
Proceeds from borrowing	515,000	205,000
Long-term debt payments	(515,000)	(205,000)

Net cash provided by financing activities	8,000	3,000

Cash and cash equivalents:
Net decrease	(700,000)	(326,000)
Balance at beginning of period	892,000	424,000

Balance at end of period	$192,000	$98,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
December 31, 2005
The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.
The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic’s Form 10-KSB for the year ended March 31, 2005.
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

DEBT. The Company’s current banking relationship, established in March 2002, is with American National Bank (ANB), located in Denver, Colorado. Effective January 3, 2006 Basic and ANB amended the existing loan agreement. Under the terms of the amended agreement, Basic’s line of credit was increased from $1,000,000 to $20,000,000 with a concurrent borrowing base increase from $1,000,000 to $4,000,000. Also, the maturity date of the loan was extended for one year to December 31, 2007. Two other amendments include an interest rate reduction from prime plus two percent to prime plus one-quarter of one percent and the addition of an Unused Commitment fee equal to one-quarter of one percent per annum on the difference between the outstanding balance and the borrowing base amount.
INCOME TAXES. At June 30, 2005 the Company recorded income tax expense of $13,000. No income tax expense was recorded in the second quarter or third quarters as the effect of the extensive workovers and drilling and completion activity discussed below was a reduction in estimated taxable income for fiscal 2006 such that no additional tax provision was necessary.
The net operating loss carryforward portion of Basic’s unrecorded deferred tax asset at March 31, 2005 has been fully offset as of December 31. A significant portion of the remaining deferred tax asset is the Company’s statutory depletion carryforward. As statutory depletion is limited to 65% of taxable income, to the extent Basic has taxable income, it expects to record income tax expense on that portion not offset by statutory depletion.
The utilization of a portion of Basic’s deferred tax asset at December 31 reduced the balance to $450,000 at December 31. The Company has provided a valuation allowance for the entire amount and will continue to evaluate the potential realization of this deferred tax asset. Projections of future income taxes and their timing, and the potential utilization of the deferred tax asset, require significant estimates with respect to future operating results. At the present time the Company is unable to determine that these benefits are more likely than not to be realized. If Basic continues to be profitable, it is possible a portion, or all, of the Company’s deferred tax asset may be recorded as an asset on the Balance Sheet.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
Liquidity and Capital Resources
LIQUIDITY OUTLOOK. The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal year 2006. In addition, as mentioned in the “Debt” section below, Basic has $3,800,000 of borrowing capacity as of February 8, 2006.
WORKING CAPITAL. At December 31, 2005 the Company had a working capital surplus of $132,000 (a current ratio of 1.08:1) compared to a working capital surplus at March 31, 2005 of $574,000 (a current ratio of 1.38:1). During the nine months ended December 31, 2005 Basic’s current assets decreased $256,000 as a result of the significant increase in drilling and completion activity, especially during the third quarter, as discussed in the Capital Expenditures section below. During the nine months and quarter ended December 31, 2005 Basic invested $2,797,000 and $1,799,000, respectively, on drilling and completion operations. The $186,000 increase in current liabilities is also reflective of this increased level of activity.
DEBT. The Company’s current banking relationship, established in March 2002, is with American National Bank (ANB), located in Denver, Colorado. Effective January 3, 2006 Basic and ANB amended the existing loan agreement. Under the terms of the amended agreement, Basic’s line of credit was increased from $1,000,000 to $20,000,000 with a concurrent borrowing base increase from $1,000,000 to $4,000,000. Also, the maturity date of the loan was extended for one year to December 31, 2007. Two other amendments include an interest rate reduction from prime plus two percent to prime plus one-quarter of one percent and the addition of an Unused Commitment fee equal to one-quarter of one percent per annum on the difference between the outstanding balance and the borrowing base amount.
If necessary, Basic may borrow funds to reduce payables, finance drilling and/or re-completions, fund property acquisitions, or pursue other opportunities the Company cannot contemplate at this time but which may arise at a future date. During December 2005 Basic utilized the line of credit for short-term working capital needs. As of February 8, 2006 the Company had an outstanding balance of $200,000.
HEDGING. In the past, the Company has used hedging techniques to limit its exposure to oil price fluctuations. Typically, Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the nine months ended December 31, 2005 and at December 31, 2005 the Company had no contracts in place to hedge future production. The Company continues to monitor the futures market in an effort to identify, and participate in, hedging opportunities that the Company views as favorable.
The continuation of hedging activities may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.
CAPITAL EXPENDITURES. The following points summarize the Company’s capital investment activity during the first two quarters of the nine-month period ending December 31, 2005:
•	Completion operations were finalized on the Halvorsen #31X-1 dual-lateral, horizontal well in Richland County, Montana with the well currently producing approximately 250 barrels of oil, 40 barrels of water and 100 Mcf of gas per day. Basic has a 25.77% working interest.

•	Basic began drilling the Johnson #3-21H single-lateral, horizontal well in Richland County, Montana that is operated by Nance Petroleum Corporation, a subsidiary of St. Mary Land & Exploration. Through September 30 the Company had invested $262,000 with 12.5% working interest.

•	Kerr-McGee Rocky Mountain Corporation began drilling a horizontal well in the TR-Madison Unit in Billings County, North Dakota. Through September 30 the Company spent $30,000 with a 1.07% working interest.

•	Legent Resources Corporation (Legent), Basic’s wholly-owned Canadian subsidiary, wrote off its remaining Canadian full cost pool assets and disclosed that it has no plans to lease additional acreage or to conduct any further Canadian operations.

•	Basic invested $344,000 and $30,000 in new leases in North Dakota and Montana, respectively. The majority of these leasehold rights were in the developing, though unproven, extension of the Bakken horizontal play into North Dakota.

•	The Company began drilling the Homer Lowe #1, a second “3-D Bright Spot” well in Wharton County, Texas. Through September 30 Basic had spent $182,000 with a 5% working interest.

The following are the noteworthy developments affecting the Company and significant oil and gas property investments made by Basic during the third quarter ended December 31, 2005:
•	The Company invested an additional $89,000 in the Johnson #3-21H well in Richland County, Montana. The well was placed on production in late-September pumping 282 barrels of oil, 144 barrels of load water and 104 Mcf of gas per day. By December, however, production had declined to an average of approximately 93 barrels per day and is currently shut-in undergoing downhole diagnostic pressure tests in an effort to determine the cause of this abnormally steep production decline.

•	In November the Company commenced drilling the Halvorsen #21X-36, a single-lateral, horizontal well in Richland County, Montana. The well was completed near the end of December and began producing in early-January 2006. Even though the well is still flowing back completion fluids, rates in excess of 300 barrels of oil per day have been recorded. Initial production rates cannot be determined until all completion fluids have been recovered. Basic has a 25.77% working interest and spent approximately $598,000 through December 31 to drill and complete the well. This well is operated by Headington Oil, L.P.

•	Also in November Basic began drilling the State #16-1H horizontal well in McKenzie County, North Dakota. This well, which originally targeted the Bakken formation, was awaiting completion in the Rival formation at December 31. Basic has a 20% working interest and spent approximately $526,000 on drilling and initial completion operations through December 31. This well is operated by Missouri Basin Well Service, Inc.

•	In December the Company commenced drilling the Lynn #3H horizontal well in McKenzie County, North Dakota. Located in the Indian Hill Field near the currently producing Lynn #1 and Lynn #2 wells, this well targeted the Nisku formation with a single horizontal lateral. Basic has a 17.13% working interest and has invested approximately $213,000 on drilling costs through December 31. This well is operated by Missouri Basin Well Service, Inc.

•	Following an unsuccessful workover attempt to re-establish production from the existing zone at 14,000 feet from the high-pressure, deep-gas PIDCO #2 well in Matagorda County, Texas, Basic was able to successfully re-complete a new producing horizon at 13,100 feet. The well was tested at a rate of 1.5 million cubic feet (MMcf) of natural gas and 210 barrels of condensate per day, but was initially curtailed under its gas sales contract to a rate of 500 Mcf per day with a flowing tubing pressure of 6,400 psi. Since then the well has produced at rates as high as 1.0 MMcf of gas and over 120 barrels of oil per day. However, the well has not been on continuous production due to either repetitive surface equipment failures or the inability to treat impurities out of the natural gas at these high rates. While the surface equipment is of sufficient size to handle this volume of natural gas, the equipment has been in service for over thirteen years and has never been cleaned out or reconditioned. Prior to the re-completion, this equipment was capable of treating the lower production rates from the deeper formation. However, at the higher rates experienced after the re-completion, this equipment has been unreliable. As a result, the well has had a number of days of lost production. In addition, on January 28 the well was shut-in while awaiting a workover rig to replace the downhole tubing. The Company is confident that following this repair, and along with its previous surface equipment repair and refurbishing efforts, this well can return to full production at over 1.0 MMcf per day. At December 31 the Company added 12,500 barrels of oil and 124.6 MMcf of natural gas to its estimated oil and gas reserves. Basic is the operator of the well and has a 12.77% working interest (9.09% net revenue interest).

•	The Company previously reported efforts to install artificial lift equipment to maintain production on its Turf Grass #1 well in Wharton County. While initially successful, natural gas production in November declined to approximately 7.1 million cubic feet and water production continued to increase. In December the well ceased to flow. Rather then incur the cost of a swabbing rig, the well was shut-in while supplemental natural gas from an offset well was routed to power the Turf Grass’s gas lift system and restore the well to production. The well is currently on production at a rate of 500 Mcf and 100 barrels of oil per day. However, the well essentially had no production in December and January.

•	With respect to the Homer Lowe #1 in Wharton County, Texas, after encountering significant pressures and hydrocarbon inflows at 11,300 feet, cementing off the lower portion of the well, and incurring an additional $98,000 in costs, Basic elected to terminate its participation in the venture due to significant cost overruns. The Company had a 5% working interest in this well. Basic is still bullish on Yequa “3-D Bright Spot” prospects and intends to look at and evaluate other ventures in this area for possible future participation.
SUBSEQUENT EVENTS. With respect to the State #16-1H well in McKenzie County, North Dakota, after sealing off the Bakken formation behind a removable plug, Basic initiated completion operations in the Rival interval of the Mission Canyon formation. Despite an initial failed attempt to acid stimulate the well due to downhole equipment failure, the well flowed oil to surface at unspecified rates. Following a later small acid stimulation, the well is flowing at the rate of approximately 80 barrels of oil and 10 barrels of water per day. Basic expects to hydraulically fracture stimulate this zone in the near future in efforts to enhance production.
In late-January 2006 the Company commenced drilling the LM #1, a 10,200 foot, vertical Rival test operated by Missouri Basin Well Service in McKenzie County, North Dakota near the State #16-1H. As of February 8, 2006 the well is nearing the Rival formation. Basic has a 20% working interest and expects to spend approximately $224,000 on drilling costs.
On January 31 Basic began completion operations on the Lynn #3H in McKenzie County, North Dakota. This required the removal of the fresh water left behind in the wellbore, the lateral portion of the hole and water lost to the formation during drilling operations. Completion operations recently concluded once the percentage of oil in the removed fluids increased to 10 percent. The Company has begun installation of surface production facilities and intends to remove the remainder of the fresh water with a pumping unit. While encouraged, Basic is hesitant to approximate initial production rates.
CONTEMPLATED ACTIVITIES. In addition to the capital expenditures described above, the Company anticipates pursuing or potentially pursuing the following activities.
Once drilling operations are completed on the LM #1, Basic intends to commence drilling the LM #2 to test the Rival formation in Section 15, T152N R98W. Such efforts are dependent on the success of the LM #1. Basic has a 20% working interest in the LM #2 and would spend approximately $225,000 on drilling costs.
The Company plans to re-enter the Lynn #1 well in McKenzie County, North Dakota. Currently producing from the Nisku formation, a plug would be removed from above the previously tested Duperow formation and production from both the Duperow and Nisku formations would be commingled. The success of this venture will depend on the condition of the casing in the wellbore which, as previously disclosed, was improperly cemented during drilling operations. Basic is hesitant to estimate production rates from the combined formations or what type of interference might occur.
The Company plans to recomplete the Lynn #2 welll in McKenzie County, North Dakota. A marginal producer from the Duperow and Nisku formations, a plug would be placed above these formations and the lower Mission Canyon formation would be tested.
By virtue of its acquisitions in the mid- and late-1990s, Basic has varied interests in the heart of the developing horizontal Bakken play in Richland County, Montana. With interests initially in five different sections, Basic was, and remains, exposed to several significant drilling opportunities. While there is no assurance that such sites will be developed, the Company currently has three remaining drillsites which could be developed by horizontal Bakken wells. Basic’s interest is dependent upon the size of each well’s approved spacing unit and could range from a 6.25% to 25% working interest in each well. At these levels, Basic’s financial commitment could vary from $200,000 to $780,000 per well.
If the State #16-1H and the LM #1 and LM #2 wells are successful, the Banks Prospect has a number of locations which could be developed in the Rival interval of the Madison formation. While Basic has a 20% interest in approximately 13,000 acres, it is unlikely that this entire acreage block will be productive. Likewise, the number of wells that could be drilled on any particular portion of the acreage block will depend on Industrial Commission spacing requirements. If only 20 percent of the acreage was prospective for development with 320 acre spacing, just 20 percent of the entire block could accommodate locations for up to eight wells.
The Company also envisions further development on its Antenna Federal property in Weld County, Colorado. Basic has received proposals from its joint venture partner to deepen three additional Codell formation wells to the J-Sand formation. The Company originally anticipated having completed this effort by December 31, 2005. These efforts have been delayed by federal permitting approvals and a corporate merger involving the operator of the property. While there can be no assurances, Basic has been told that one of the wells will be drilled before year end March 31, 2006 and the remaining two in the subsequent quarter. Basic currently has a 5% overriding royalty interest in these Codell wells and will earn a 60% working interest in the J-Sand once the wells are deepened to that formation. The Company estimates the total cost to deepen all three wells will be approximately $380,000.
The Company may alter or vary, all or part of, these contemplated activities based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which the Company is not able to anticipate.
DIVESTITURES/ABANDONMENTS. The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company’s operations. Basic will continue to produce these properties as long as they remain profitable and, while not actively attempting to sell these properties, will entertain any reasonable purchase offers.
Results of Operations
Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004
OVERVIEW. Net income for the nine months ended December 31, 2005 (2005) was $1,993,000 compared to net income of $1,242,000 for the nine months ended December 31,2004 (2004), a 60% increase.
REVENUES. Oil and gas sales revenue increased $1,519,000 (46%) in 2005 over 2004. Oil sales revenue increased $1,330,000 (49%) as a result of both higher sales volume and prices. The volume increase added $288,000 while higher prices contributed $1,042,000. Gas sales revenue increased $189,000 (30%) in 2005 over 2004. A positive variance of $249,000 from higher gas prices was reduced by a $60,000 negative variance attributable to lower gas sales volume.
VOLUMES AND PRICES. Oil sales volume rose 11%, from 65,700 barrels in 2004 to 72,700 barrels in 2005 while the average price per barrel jumped 35% from $41.00 in 2004 to $55.32 in 2005. Gas sales volume dropped 10%, from 119.2 million cubic feet (MMcf) in 2004 to 107.8 MMcf in 2005, while the average price per Mcf rose 43%, from $5.32 in 2004 to $7.63 in 2005. The 15,900 barrels of additional oil production from the four new wells that Basic successfully drilled and placed on production, primarily during the third and fourth quarters of 2004, was partially offset by normal production decline from the Company’s other properties. The 17.2 MMcf of additional gas production in 2005 from the same four new wells was more than offset by the loss of 1.7 MMcf from the PIDCO #2 and a drop of 24.6 MMcf of gas sales from the Company’s natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased 6% from 85,600 BOE in 2004 to 90,700 BOE in 2005.
EXPENSES. Oil and gas production expense increased $513,000 (45%) in 2005 over 2004. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $116,000 (13%) from $880,000 in 2004 to $996,000 in 2005 while workover expense increased $397,000 (157%) from $253,000 in 2004 to $650,000 in 2005. Despite the increase in equivalent barrel sales, routine lease operating expense per BOE increased 7% from $10.28 in 2004 to $10.98 in 2005 while workover expense per BOE jumped 142% from $2.96 in 2004 to $7.17 in 2005.
In general, Basic is experiencing an industry-wide cost increase from service companies that is indicative of the strong demand for general oilfield services within Basic’s core operating areas, particularly in the Williston basin in eastern Montana and western North Dakota. This strong demand is a reflection of the historically high level of oil prices that have benefited both the producers and service companies.
In addition, during the 2005 period the Company experienced an unusually high number of workovers, both in quantity and magnitude, the most notable of which were workovers on the PIDCO #2, the Harold H. Haugen #25-1 and the Lundblad #1 salt water disposal well. Together these three workovers accounted for $316,000, or 80%, of the increase in workover expense in 2005 over 2004. Basic spent $135,000 in an unsuccessful attempt to clean out the PIDCO #2 and re-establish production from the previously producing Frio formation. Since abandoning that workover, Basic has since come up-hole and successfully completed another horizon. In July 2005 the Haugen well in Divide County, North Dakota developed a casing leak and Basic was forced to spend $111,000 on repairs that were successful. In September 2005 Basic began an extensive operation on its Lundblad salt water disposal well in McCone County, Montana. The Company spent $85,000 to clean out scale and debris that had been slowly building over the years and obstructing the perforations to the point that injection pressures had increased significantly. Basic was able to successfully clean out the well and even “shoot” additional perforations that should lower injection pressure rates such that Basic should see a measurable reduction in its electricity costs at the disposal facility and a corresponding reduction in lifting costs on the three producing wells that utilize the Lundblad disposal well. Excluding the $331,000 applicable to these three wells, workover expense was $319,000 in 2005 compared to $253,000 in 2004, an increase of 26%, and total oil and gas production expense was $1,315,000 in 2005 compared to $1,133,000 in 2004, an increase of 16%. Again excluding these three wells, workover expense per BOE would have increased 19% from the $2.96 in 2004 to $3.52 per BOE in 2005.
Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $67,000 (24%) in 2005 over 2004. Production taxes, as a percent of sales revenue, actually declined from 8.4 percent in 2004 to 7.1 percent in 2005. This percentage drop can be attributed to a less than 1 percent tax rate on the Halvorsen 31X-1, Basic’s dual-lateral, horizontal well in Montana. Montana tax regulations allow for a significant tax incentive during the first year of production after new wells are drilled and completed.
The overall lifting cost (oil and gas production expense plus production taxes) per BOE was $21.96 in 2005 compared to $16.50 in 2004. Again, excluding the effect of the three workovers above, the lifting cost per BOE would have risen 11% to $18.31 in 2005. Management cautions that this cost per BOE is not indicative of all wells, and that certain high cost wells could be shut in should oil prices drop significantly.
Depreciation and depletion expense increased $96,000 (31%) in 2005 over 2004. Included in the 2005 depreciation and depletion expense is an $85,000 ceiling limitation charge applicable to the Company’s Canadian operations while 2004 includes a similar $160,000 charge. With respect to U.S. operations only, depreciation and depletion expense increased $171,000 (113%) in 2005 over 2004 due to significant increases in the full cost pool depletable base resulting from the Company’s recent extensive drilling activity. For U.S. operations only, depreciation and depletion expense per BOE increased from $1.70 per in 2004 to $3.47 in 2005.
The Company recorded a $29,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $57,000 in 2005. These compare to an accretion expense of $37,000 and an asset retirement expense of $43,000 in 2004.
Gross general and administrative (G&A) expense increased $110,000 (25%) while net G&A expense increased $95,000 (33%) in 2005 over 2004. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. Approximately $16,000 of the increase in G&A in 2005 is directly related to a unique opportunity the Company had in April with respect to a proposal involving a strategic acquisition. After considerable due diligence, management elected not to proceed with the acquisition over concerns about operational synergy and shareholder dilution. Also contributing to the increase in G&A in 2005 were increases in employee benefits and SEC reporting and audit related costs. The percentage of gross G&A expense that the Company was able to charge out was 31% in 2005 compared to 35% in 2004. Net G&A expense per BOE increased 51% from $3.32 in 2004 to $4.18 in 2005. However, net G&A expense as a percentage of total sales revenue dropped from 8.5% in 2004 to 7.8% in 2005.
Due to significantly higher cash balances during 2005 relative to 2004, interest and other income, which consists almost entirely of interest income, increased from $3,000 in 2004 to $27,000 in 2005.

Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004
OVERVIEW. Net income for the quarter ended December 31, 2005 (2005) was $802,000 compared to net income of $491,000 for the quarter ended December 31, 2004 (2004), a 63% increase.
REVENUES. Oil and gas sales revenue jumped $414,000 (32%) in 2005 over 2004. As a result of both higher oil sales volume and prices, oil sales revenue rose $315,000 (30%). The increase in sales volume contributed $53,000 while higher oil prices added $262,000. In addition, gas sales revenue increased $99,000 (41%) in 2005 over 2004. A positive variance of $136,000 from higher gas prices was reduced by a $37,000 negative variance attributable to lower gas sales volume.
VOLUMES AND PRICES. Oil sales volume increased 5%, from 22,700 barrels in 2004 to 23,800 barrels in 2005 while there was a 24% jump in the average price per barrel from $45.54 in 2004 to $56.55 in 2005. Gas sales volume decreased 16%, from 40.0 MMcf in 2004 to 33.7 MMcf in 2005, while the average price per Mcf rose 68%, from $5.98 in 2004 to $10.02 in 2005. The addition of 6,500 barrels from the Halvorsen #31X-1 and the Johnson #3-21H wells was nearly offset by normal production decline from the Company’s other properties. The 3.1 MMcf of additional gas production in 2005 from the Halvorsen #31X-1 and Johnson #3-21H wells was more than offset by the loss of 3.1 MMcf from the PIDCO #2 and a drop of 7.2 MMcf of gas sales from the Company’s natural gas wells in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales increased less than 1% from 29,400 BOE in 2004 to 29,500 BOE in 2005.
EXPENSES. Oil and gas production expense increased $130,000 (32%) in 2005 over 2004. Routine lease operating expense increased $69,000 (23%) from $298,000 in 2004 to $367,000 in 2005 while workover expense increased $61,000 (58%) from $105,000 in 2004 to $166,000 in 2005. On a BOE basis, routine lease operating expense rose from $10.14 in 2004 to $12.46 in 2005 and workover expense increased from $3.58 in 2004 to $5.64 in 2005.
In general, Basic is experiencing an industry-wide cost increase from service companies that is indicative of the strong demand for general oilfield services within Basic’s core operating areas, particularly in the Williston basin in eastern Montana and western North Dakota. This strong demand is a reflection of the historically high level of oil prices that have benefited both the producers and service companies.
Again, as a result of the increase in oil and gas sales revenue, production taxes increased $4,000 (4%) in 2005 over 2004. Production taxes as a percent of oil and gas sales revenue dropped from 8.4 percent in 2004 to 6.6% in 2005. This percentage drop is primarily due to a less than 1 percent tax rate on the Halvorsen 31X-1 and the Johnson 3-21H wells during their first year of production. The overall lifting cost per equivalent barrel increased 26% from $17.42 in 2004 to $21.89 in 2005. Management cautions that this cost per equivalent barrel is not indicative of all wells, and that certain high cost wells could once again be shut in should oil prices drop significantly.
Depreciation and depletion expense decreased $22,000 (16%) in 2005 from 2004 as a result of an $80,000 ceiling limitation charge applicable to Basic’s Canadian operations in 2004. Excluding this charge, depreciation and depletion expense increased $58,000 (107%) due to a substantial net increase in the full cost pool depletable base from year to year. With respect to U.S. operations only, depreciation and depletion expense per BOE increased from $1.78 per BOE in 2004 to $3.71 in 2005.
The Company recorded an $4,000 expense for the accretion of its asset retirement obligation and an asset retirement expense of $6,000 in 2005. These compare to an accretion expense of $14,000 and an asset retirement expense of $23,000 in 2004.

Gross general and administrative (G&A) expense increased $20,000 (13%) while net G&A expense increased $19,000 (19%) in 2005 over 2004. The increase in net G&A expense was primarily the result of an increase in SEC reporting and audit related expenses and the cost of creating the Company’s new website. Net G&A expense per BOE increased 18% from $3.48 in 2004 to $4.09 in 2005.
Critical Accounting Policies and Estimates
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
OIL AND GAS PROPERTY. Basic utilizes the full cost method of accounting for costs related to its oil and gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, Basic will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling.
OIL AND GAS RESERVES. The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company’s oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic’s control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety percent and eighty-six percent of Basic’s reported oil and gas reserves at March 31, 2005 and December 31, 2005, respectively, are based on estimates prepared by an independent petroleum engineering firm. The remaining ten and fourteen percent, respectively, of the Company’s oil and gas reserves were prepared in-house.

ASSET RETIREMENT OBLIGATIONS. The Company has significant obligations related to the plugging and abandonment of its oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that Basic estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires management to make judgments based on historical experience and future expectations related to timing. The Company reviews the estimate of its future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.
DEFERRED TAXES. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” At December 31, 2005 Basic recorded a valuation allowance of $450,000 as it was unable to determine that the excess of deferred tax assets over deferred tax liabilities is more likely than not to be realized. This estimate of the valuation allowance is periodically re-evaluated by the Company. If Basic continues to be profitable, it is possible a portion, or all, of the Company’s deferred tax asset may be recorded as an asset on the Balance Sheet.
(Intentionally left blank.)

Liquids and Natural Gas Production, Sales Price and Production Costs
The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2005	2004	2005	2004
Sales volume
Oil (barrels)	72,700	65,700	23,800	22,700
Gas (mcf)	107,800	119,200	33,700	40,000

Revenue
Oil	$4,023,000	$2,693,000	$1,350,000	$1,035,000
Gas	823,000	634,000	338,000	239,000

	4,846,000	3,327,000	1,688,000	1,274,000
Total production expense[1]	1,992,000	1,412,000	645,000	511,000

Gross profit	$2,854,000	$1,915,000	$1,043,000	$763,000

Depletion expense[4]	$315,000	$145,000	$109,000	$51,000
Average sales price[2]
Oil (per barrel)	$55.32	$41.00	$56.55	$45.54
Gas (per mcf)	$7.63	$5.32	$10.02	$5.98
Average production expense[1,2,3]	$21.96	$16.50	$21.89	$17.37
Average gross profit[2,3]	$31.47	$22.39	$35.34	$25.99
Average depletion expense[2,3]	$3.47	$3.57	$3.71	$4.50
Average general and administrative expense[2,3]	$4.18	$3.32	$4.09	$3.48

[1]	Operating expenses, including production tax

[2]	Averages calculated based upon non-rounded figures

[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[4]	Excluding impairment expense related to Canadian full cost pool ceiling limitation

ITEM 3.
Controls and Procedures
The Company maintains a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of December 31, 2005 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
(Cumulative from March 31, 2005)
Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
During the nine months ended December 31, 2005 there were no meetings of Basic’s shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.
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
(b) Reports on Form 8-K

Date	Document

June 29, 2005	The Company announced earnings results for the fiscal year ended March 31, 2005.

October 27, 2005	The Company provided an update of its Texas Gulf Coast operations, focusing on the PIDCO #2 well and its second 3-D “Bright Spot” drilling effort in Wharton County, Texas.

October 31, 2005	The Company reported that it had begun drilling the State 16-1H, a horizontal well in McKenzie County, North Dakota that was targeting the Bakken formation. This well is the initial well in the Company’s Banks Prospect covering 13,500 acres, of which, Basic has a 20% working interest. In addition, the Company announced that it is currently engaged in discussions with its bank to amend the existing bank credit agreement that would provide an increase in the Company’s borrowing base to a range of $3,000,000 to $5,000,000 from the current $1,000,000 level.

December 14, 2005	The Company reported that it had completed drilling operations on the State 16-1H well in McKenzie County, North Dakota and was in the process of moving the drilling rig off of the drill site in anticipation of attempting a completion in the Bakken formation.

January 27, 2006	The Company announced that completion operations were underway on the State 16-1H well. Initial tests of the Bakken formation were inconclusive and a decision was made to seal off the Bakken and come up-hole and complete the Rival formation. Preliminary indications were encouraging with oil flowing to surface at unspecified rates. Basic was planning an acid stimulation of the Rival and based on these preliminary shows, the installation of surface production facilities will begin as soon as possible.

February 6, 2006	The Company announced the successful drilling and completion of the Halvorsen 21X-36 horizontal well in Richland County, Montana. The well has been placed on production and, even though the well is still flowing back completion fluids, rates in excess of 300 barrels of oil per day have been recorded. However, official initial production rates will not be available until all the completion fluids have been recovered. In addition, Basic reported that production from its recently completed Johnson 3-21H horizontal well in Richland County, Montana had dropped steeply from nearly 300 barrels per day in September 2005 to an average of approximately 93 barrels per day in December 2005. The well is currently shut-in while undergoing downhole diagnostic pressure tests in an effort to determine the cause of the production drop.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton
Ray Singleton
President

/s/ David Flake
David Flake
Chief Financial Officer and
Principal Accounting Officer

Date: February 8, 2006

Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).