Form 10KSB/A
period 2006-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2006-07-31
CIK 10254

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

Basic Earth Science Systems, Inc.
Form 10-KSB/A
March 31, 2006

			Page
Part III:

	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	3

	Item 10.	Executive Compensation	5

	Item 11.	Security Ownership of Certain Beneficial Owners and Management	7

	Item 12.	Certain Relationships and Related Transactions	8

	Item 13.	Exhibits and Reports on Form 8-K	8

	Item 14.	Principal Accountant Fees and Services	9
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO

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
David Flake (51) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1995.
Edgar J. Huffman (66) was elected to the Board of Directors in May 1993. Mr. Huffman served as a director of Visa Industries, Inc. until his resignation from the board on July 1, 2004. Visa Industries is an oil and gas producer located in Phoenix, Arizona that is publicly traded on the over-the-counter market. He currently serves as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University’s Graduate School of Business.
Ray Singleton (55) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. As a consultant he was retained by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.
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

Board Committees and Attendance
The Company’s Board of Directors has frequent informal discussions with respect to various issues ranging from daily operations to long-term corporate strategies and goals. During the year ended March 31, 2005 (fiscal 2005) these discussions required no formal board action. During the year ended March 31, 2006 (fiscal 2006) one formal board meeting was held in addition to these discussions.
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
As of the date of this report, Basic’s board of directors has not designated its audit committee financial expert. During fiscal 2007, the Company hopes to expand its board of directors and believes that such expansion will include appointment of an audit committee member who meets the criteria adopted under the Securities Exchange Act for financial accounting expertise and independence. Given the risk and exposure associated with board participation, recruiting independent directors, especially those that qualify as a financial expert, has proven difficult for the Company. Furthermore, director compensation and insurance premiums could prove costly. Accordingly, Basic may alter or vary its plans based upon these concerns in addition to changes in circumstances, lack of funds, and/or other events which the Company is not able to anticipate. During fiscal 2006 certain individuals were interviewed as potential candidates for independent outside directors. However, to-date no additional board candidates have been nominated.
In June 1993 the Board formed a Compensation Committee that currently consists of Messrs. Huffman and Flake. This committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, and is empowered to review general policy matters, including compensation and benefits, pertaining to the employees of the Company.
Basic has not established a separate and distinct Nominating Committee.
Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors and shareholders of more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission (SEC). Officers and directors are required by SEC regulations to furnish Basic with the information necessary for the Company to file all required Section 16(a) reports. During fiscal 2006 all required reports were filed timely.
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

ITEM 10
EXECUTIVE COMPENSATION
Executive Officer Compensation
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and Chief Financial Officer for fiscal 2006, 2005 and 2004. No other director, officer or employee received annual compensation that exceeded $100,000.

				Other	Securities	All
Name and	Fiscal	Annual	Annual	Annual	Underlying	Other
Principal Position	Year	Salary	Bonus	Compensation	Options (#)	Compensation
				(1)		(2)
Ray Singleton	2006	$101,942	$3,654	$11,996	—	$710
President and Chief	2005	93,078	15,654	12,685	—	647
Executive Officer	2004	87,626	3,222	7,623	—	590

David Flake	2006	$88,760	$3,269	$9,887	—	—
Secretary/Treasurer,	2005	83,942	21,269	10,556	—	—
Chief Financial Officer	2004	76,986	2,820	6,285	—	—
and Controller

(1) Other Annual Compensation for Mr. Singleton includes $8,914, $9,509 and $5,004 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2006, 2005 and 2004, respectively. It also includes $3,082, $3,176 and $2,619 which represents matching funds contributed by the Company to its 401(k) plan (see discussion of both Oil and Gas Incentive Compensation and 401(k) Plans below) for fiscal 2006, 2005 and 2004, respectively. For Mr. Flake, Other Annual Compensation includes $7,048, $7,519 and $3,956 paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2006, 2005 and 2004, respectively. It also includes $2,839, $3,037 and $2,329 in matching funds contributed by Basic to the 401(k) plan.
(2) All Other Compensation of $710, $647 and $590 are premiums paid for a life insurance policy for Mr. Singleton during fiscal 2006, 2005 and 2004, respectively. Mr. Singleton designates the beneficiary.
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
On July 27, 1995 the Board of Directors adopted the 1995 Incentive Stock Option Plan (the Plan) and in October 1995, the Company’s shareholders approved the Plan. The Plan was to remain in effect for a period not to exceed ten years. As such, the Plan expired on July 26, 2005. This Plan was established to provide a flexible and comprehensive stock option and incentive plan which permitted the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company’s ability to attract and retain those individuals on whom the continued success of the Company most depends.
Of the 1,000,000 shares authorized under the Plan, prior to expiration, options for only 665,000 shares were granted. Of that amount and as of July 24, 2006, 50,000 options expired unexercised, 365,000 remain unexercised and 250,000 options have been exercised. Of the exercised options, 200,000 were exercised at $0.0781 per share and 50,000 options were exercised at $0.065 per share.
The following table shows options exercised and value realized, and the number of exercisable stock options granted to officers and directors as of March 31, 2006, and their respective values at such date. Year-end values are based arbitrarily on a price per share of $2.30, the closing price of the Company’s common stock on March 31, 2006, and do not reflect the actual amounts, if any, that may be realized upon the future exercise of remaining stock options and should not be considered indicative of the Company’s future stock performance.
Aggregated Option Exercises in Fiscal 2006 and
Outstanding Stock Option Values as of March 31, 2006

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money
	Acquired on	Value	3/31/06 (#)		Options at 3/31/06 ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ray Singleton	75,000	$129,141	90,000	—	$196,650	—
David Flake	25,000	$58,625	100,000	—	$222,575	—
Edgar Huffman	—	—	175,000	—	$382,950	—

(1)	Market value (closing price) on March 31, 2006 minus exercise price of the stock options
The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer’s employment with the Company or from a change in control of the Company or a change in any officer’s responsibilities following a change in control.

Director Compensation
Following the expiration in July 2005 of the Incentive Stock Option Plan (“the Plan”) noted above, directors receive no compensation for their services to the Company as directors, but are reimbursed for out-of-pocket expenses incurred to attend board meetings. From July 1995 to July 2005 the Plan provided for eligible, non-employee members of the Board of Directors of Basic or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company.
Specifically, the Plan provided that each eligible, Non-Employee Director initially be granted non-qualified options to purchase 50,000 shares of common stock on July 27, 1995, the effective date of the Plan. Thereafter, on each anniversary date of the Plan, each Non-Employee Director was granted non-qualified options to purchase 25,000 shares of common stock of the Company.
Accordingly, in July 2003 Mr. Huffman, as a Non-Employee Director and owning less than 10% of Basic’s common stock, was automatically granted non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.16 (which approximated the market value of the Company’s stock on the date of the grant). In July 2004 Mr. Huffman declined to receive the 25,000 options that he was entitled to receive on that date. The terms of the options that Mr. Huffman holds are for a period not to exceed ten years beginning on the grant date, provided he remains a director of the Company.
ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
Set forth below, as of June 21, 2006, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic’s common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2006. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of the Company as of June 21, 2006.

		Percent of
		Outstanding
Name and Address	Shares of Common Stock	Shares Beneficially
of Beneficial Owner	Beneficially Owned	Owned
Ray Singleton	4,415,351	26.3%
Denver, CO (1)

David Flake	683,535	4.1%
Denver, CO (2)

Edgar J. Huffman	521,000	3.1%
Phoenix, AZ (3)

All officers and directors	5,619,886	33.5%
as a group (3 persons) (1), (2) and (3)

(1)	All 4,415,351 shares are owned directly by Mr. Singleton.

(2)	Represents 644,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(3)	Represents 421,000 shares owned directly by Mr. Huffman and 100,000 shares with indirect beneficial ownership. Visa Industries, of which Mr. Huffman is a former director and whose daughter is the president, owns 616,400 shares (3.7% of the outstanding shares). In addition, the Company reported at this time last year that 617,827 shares (3.7% of the outstanding shares) are held by the Foundation for Montessori Education, a charitable corporation of which Mr. Huffman’s wife is a former director. At the present time, Mr. Huffman has been unable to confirm a change, if any, in the Foundation’s stock ownership. Mr. Huffman claims no beneficial interest in the shares owned by either Visa Industries or the Foundation for Montessori Education.
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
With respect to prospects initiated during either fiscal 2006 or 2005, none of Basic’s officers or directors participated with the Company. However, in previous years, Mr. Singleton participated with the Company in certain acquisitions. With respect to his working interest in the five wells in which he currently has a working interest, Basic had approximate receivables of $3,000 and $8,000 at March 31, 2006 and March 31, 2005, respectively, from Mr. Singleton for his share of operating expenses. Also at March 31, 2006 and 2005, the Company had approximate $3,000 and $5,000 payables to him, respectively, for his share of net revenue from these wells. At March 31, 2006 Mr. Singleton was current with respect to amounts owed to the Company.
Beginning in the year ended March 31, 1995, Basic retained the services of Visa Stock Transfer as the Company’s stock transfer agent. Visa Stock Transfer is a wholly-owned subsidiary of Visa Industries, of which Mr. Huffman was a director until July 1, 2004. Mr. Huffman’s daughter is the President of Visa Stock Transfer. In November 2005 the Company switched its stock transfer agent services from Visa Stock Transfer to Corporate Stock Transfer, a Denver-based transfer agent specializing in companies similar in size to Basic.
During fiscal 2006 and 2005 there were no other material related party transactions.
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

	Years Ended March 31,
	2006	2005
Audit fees (1)	$38,155	$25,430
Audit-related fees (2)	—	—
Tax fees (3)	5,500	4,825
All other fees (4)	—	—

	$43,655	$30,255

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.
Pre-Approval Policies and Procedures
The audit committee approves all audit, audit-related services, tax services and other services provided by Hein. Any services provided by Hein that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2006, none of the fees paid to Hein were approved pursuant to the de minimus exception.
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.
Date

/s/ Ray Singleton Ray Singleton, President	July 24, 2006

/s/ David Flake	July 24, 2006
David Flake, Chief Financial Officer and
Principal Accounting Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ David Flake	July 24, 2006
David Flake, Director

/s/ Edgar J. Huffman	July 24, 2006
Edgar J. Huffman, Director and
Audit Committee Chairman

/s/ Ray Singleton	July 24, 2006
Ray Singleton, Director

EXHIBIT INDEX

Exhibit No.	Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).