Form 10QSB
period 2006-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2006-08-17
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-7914
BASIC EARTH SCIENCE SYSTEMS, INC.
1801 Broadway, Suite 620
Denver, Colorado 80202-3835
Telephone (303) 296-3076

Incorporated in Delaware	IRS ID# 84-0592823
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Check whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on August 8, 2006: 16,780,487

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30	March 31
	2006	2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$441,000	$78,000
Accounts receivable:
Oil and gas sales	1,088,000	913,000
Joint interest and other receivables	369,000	472,000
Less: Allowance for doubtful accounts	(70,000)	(70,000)
Other current assets	247,000	297,000

Total current assets	2,075,000	1,690,000

Property and equipment
Oil and gas property (full cost method)	27,690,000	27,099,000
Furniture, fixtures and equipment	371,000	368,000

	28,061,000	27,467,000

Accumulated depreciation and depletion — Full cost pool	(17,361,000)	(17,211,000)
Accumulated depreciation	(317,000)	(314,000)

Net property and equipment	10,383,000	9,942,000
Other non-current assets	211,000	218,000

Total non-current assets	10,594,000	10,160,000

Total Assets	$12,669,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30	March 31
	2006	2006
	(Unaudited)	(Audited)
Liabilities
Current liabilities
Accounts payable	$304,000	$389,000
Accrued liabilities	1,545,000	1,084,000

Total current liabilities	1,849,000	1,473,000

Long-term liabilities:
Long-term debt	—	445,000
Deferred tax liability	300,000	—
Asset retirement obligation	1,243,000	1,372,000

Total long-term liabilities	1,543,000	1,817,000

Shareholders’ Equity
Preferred stock, $.001 par value Authorized — 3,000,000 shares Issued — 0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 17,129,752 shares issued at June 30 and March 31	17,000	17,000
Additional paid-in capital	22,710,000	22,710,000
Accumulated deficit	(13,427,000)	(14,144,000)
Less treasury stock (349,265 shares at June 30 and March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	9,277,000	8,560,000

Total Liabilities and Shareholders’ Equity	$12,669,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30
	2006	2005
Revenue
Oil and gas sales	$1,973,000	$1,525,000
Well service revenue	11,000	9,000

Total revenue	1,984,000	1,534,000

Expenses
Oil and gas production	470,000	512,000
Production tax	122,000	111,000
Well service expenses	12,000	10,000
Depreciation and depletion	152,000	194,000
Accretion of asset retirement obligation	25,000	14,000
Asset retirement expense	14,000	4,000
General and administrative	150,000	137,000

Total operating expenses	945,000	982,000

Income from operations	1,039,000	552,000

Other income (expense)
Interest and other income	1,000	8,000
Interest expense	(6,000)	—

Total other income (expense)	(5,000)	8,000

Income before income taxes	1,034,000	560,000
Income tax expense	17,000	13,000
Provision for deferred taxes (see Note 1)	300,000	—

Net income	$717,000	$547,000

Net income per share:
Basic	$0.043	$0.033
Diluted	$0.042	$0.032

Weighted average common shares outstanding:
Basic	16,780,487	16,661,805
Diluted	17,129,832	17,111,656
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended June 30
	2006	2005
Cash flows from operating activities
Net income	$717,000	$547,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	152,000	194,000
Deferred tax liability	300,000	—
Accretion of asset retirement obligation	25,000	14,000
Change in:
Accounts receivable, net	(72,000)	(393,000)
Other assets	51,000	(3,000)
Accounts payable and accrued liabilities	222,000	583,000
Other	1,000	1,000

Net cash provided by operating activities	1,396,000	943,000

Cash flows from investing activities
Capital expenditures:
Oil and gas property	(591,000)	(405,000)
Lease and well equipment inventory	—	(29,000)
Support equipment	(3,000)	(3,000)
Proceeds from sale of oil and gas property and equipment	—	3,000
Proceeds from sale of lease and well equipment inventory	6,000	—
Proceeds from sale of support equipment	—	1,000

Net cash used in investing activities	(588,000)	(433,000)

Cash flows from financing activities
Proceeds from exercise of common stock options	—	2,000
Proceeds from borrowing	565,000	—
Bank debt payments	(1,010,000)	—

Net cash provided by/(used in) financing activities	(445,000)	2,000

Cash and cash equivalents:
Net increase	363,000	512,000
Balance at beginning of period	78,000	892,000

Balance at end of period	$441,000	$1,404,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	$—
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
The accompanying interim financial statements of Basic Earth Science Systems, Inc. (Basic or the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.
The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in Basic’s Form 10-KSB for the year ended March 31, 2006.
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
Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

At June 30, 2006 the Company recorded income tax expense of $317,000. This includes a current year expense of $17,000 and a deferred tax provision of $300,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.
Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on 2005 net income.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, management believes the cash generated from operations will enable the Company to meet its existing and normal recurring obligations as they become due in fiscal 2007. In addition, as mentioned in the “Debt” section below, Basic has $4,000,000 of available borrowing capacity as of August 8, 2006.
Working Capital. At June 30, 2006 the Company had a working capital surplus of $226,000 (a current ratio of 1.12:1) compared to a working capital surplus at March 31, 2006 of $217,000 (a current ratio of 1.15:1). Current assets increased $385,000 (23%) while current liabilities rose $376,000 (26%).
Cash Flow. Net cash provided by operating activities rose 48% from $943,000 in the quarter ended June 30, 2005 to $1,396,000 in the quarter ended June 30, 2006. This increase was primarily due to a combination of improved oil production and higher commodity prices.
Net cash used in investing activities increased 36% from $433,000 in 2005 to $588,000 in 2006. Although these net capital expenditures reflect a slower pace than the Company experienced during the preceding two quarters, Basic expects to spend between $3.5 and $4.0 million on drilling and completion projects during fiscal 2007 as discussed in the Capital Expenditures section below.
As the Company’s investing activities slowed temporarily during the first quarter, it enabled Basic to completely pay down the $445,000 outstanding balance on its revolving line of credit.
Bank Debt. The Company’s current banking relationship, established in March 2002, is with American National Bank (the Bank), located in Denver, Colorado. Under the terms of its loan agreement, Basic has a $20,000,000 line of credit with a current borrowing base of $4,000,000. Any outstanding loan balance will be due and payable on December 31, 2007. The interest rate charged is the prime rate plus one-quarter of one percent (0.25%). Basic is also required to pay an Unused Commitment fee of one-half of one percent (0.50%) per annum on the difference between the outstanding balance and the borrowing base amount.

During the quarter ended June 30, 2006 Basic utilized its credit facility to fund its short-term working capital needs and incurred interest charges of $6,000 during the quarter. However, by June 21, 2006 the Company had reduced the outstanding principal balance to zero. If necessary, Basic may borrow funds to reduce payables, finance drilling and/or recompletion efforts, fund property acquisitions, or pursue other opportunities the Company cannot envision at this time.
Hedging. In the past, the Company has used hedging techniques to limit its exposure to oil price fluctuations. Typically Basic will utilize either futures or option contracts. The Company did not hedge any of its production during the quarter ended June 30, 2006 and at June 30, 2006 the Company had no open futures, forwards or option contracts in place to hedge future production.
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
CAPITAL EXPENDITURES
The following points summarize the Company’s capital investment activity during the quarter ending June 30, 2006 (the first quarter of fiscal year end March 31, 2007):
Williston Basin, Banks Prospect
•	In early May 2006, the LM #1 in McKenzie County, North Dakota was shut-in following a hydraulic stimulation that was commercially unsuccessful. The Company has a number of options with this well and the spacing unit it occupies, and intends to analyze the results of the LM #2 prior to undertaking further efforts on the LM #1. Basic has a 20% working interest in this well.

•	The LM #2 in McKenzie County, North Dakota was initially flowing rates of 147 barrels of oil and 107 barrels of water a day from an un-stimulated Rival formation. In June 2006, following a decline to less then 90 barrels of oil a day, a pumping unit was installed to increase production. The well has now stabilized at 90 barrels of oil per day. However, diagnostic tests indicate that the pump is still not recovering all of the available fluid. The Company has an approximate 20% working interest in this well.
Williston Basin, Indian Hill Field
•	In June 2006 the Company abandoned the Duperow and Nisku formations in the Lynn #2 and recompleted the well into the lower Mission Canyon formation. Following a small hydraulic stimulation, the well is pumping approximately 20 barrels of oil per day. In addition to the lower Mission Canyon, the Company has the option of also completing the Rival zone of the Mission Canyon. Basic has a 20% working interest in this well.

On-Shore Gulf Coast
•	In Louisiana, following a successful re-entry, the Discorbis B1 RB SUB: Martin 1-D was placed on production in early May. The well is currently flowing at a rate of 1.6 million cubic feet of gas (MMcf) of gas and 6 barrels of condensate per day.
Subsequent Events
The following developments occurred following the end of quarter ending June 30, 2006 through the date of this filing.
Williston Basin, Banks Prospect
•	By July 2006 production from the State #16-1H in the Company’s Banks Prospect had declined to 45 barrels of oil per day. In early August 2006, a pumping unit was installed in an effort to restore production to previous levels. At this time it is too soon to determine the impact of this modification. As of this date the well remains unstimulated.
Contemplated Activities
In addition to the discussion in Capital Expenditures and Subsequent Events described above, the Company anticipates pursuing the following activities during the remainder of fiscal 2007.
Williston Basin, Banks Prospect
•	The Company has received notification from its partners that they expect to move a drilling rig into this area to drill at least one horizontal Rival formation well in the fall of 2006. The exact location of this well, and Basic’s interest in it, are at this time not known.
Williston Basin, Indian Hill Field
•	The Company has received notification from its partners that they expect to abandon the Nisku formation in the Lynn #3 and recomplete the well into the Rival formation with a hydraulic fracture. The well is currently pumping approximately 15 barrels of oil and over 200 barrels of water per day from the Nisku. If successful, the Company anticipates a similar effort in the Lynn #2.
Other Areas
•	On its Antenna Federal property in Weld County, Colorado, Basic has previously disclosed the receipt of proposals from its partner to deepen three additional Codell formation wells to the J-Sand formation. These efforts have never been undertaken due to various issues concerning Basic’s partner on the property and Bureau of Land Management permitting requirements, both of which are beyond the control of the Company. It is Basic’s understanding that one of these three wells has now been approved. As a result, the Company expects to deepen at least one of these wells in the current fiscal year. Basic estimates the cost to deepen one well to be $150,000.

•	Basic has received notification from its partner, Double Eagle Petroleum Co., that it has a drilling rig under contract and expects to commence drilling operations on the Table Top Unit #1, the initial Christmas Meadows prospect well, in late-August 2006. Basic has a 2% working interest in this well and has spent $17,000 to-date on land costs and $79,000 on road and location work. Basic anticipates spending an additional $220,000 in drilling costs.

The Company is continually evaluating other drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of due diligence. The Company’s policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken. Basic cautions that the absence of news and/or press releases should not be interpreted as a lack of development or activity.
The Company may alter or vary all, or part, of these contemplated activities based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which the Company is not able to anticipate.
Divesititures/Abandonments
The Company has previously disclosed that it holds a number of marginal, operated and non-operated properties that provide minimal impact to the Company’s operations. The adoption of SFAS No. 143 in April 2003 has caused management to carefully quantify and evaluate the Company’s asset retirement liability and the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, management intends to more actively direct and exploit these assets in the future.
RESULTS OF OPERATIONS
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Overview. Net income in the quarter ended June 30, 2006 (2006) was $717,000 compared to net income of $547,000 in the quarter ended June 30, 2005 (2005), an increase of 31%.
Revenues. Oil and gas sales revenue increased $448,000 (29%) in 2006 over 2005. Oil sales revenue increased $444,000 (34%) as a result of both higher sales volume and prices. The increase in oil sales volume contributed $66,000 while higher oil prices added $378,000. Gas sales revenue increased $4,000 (2%) in 2006 over 2005. A positive variance of $10,000 from higher natural gas prices was reduced by a $6,000 negative variance from lower gas sales volume.
Volumes and Prices. Oil sales volume rose 5%, from 25,800 barrels in 2005 to 27,100 barrels in 2006 while there was a 28% jump in the average price per barrel from $49.87 in 2005 to $63.82 in 2006. Five new wells that began producing subsequent to the 2005 quarter contributed 6,600 barrels to the 2006 period. Gas sales volume declined 3%, from 38.5 million cubic feet (MMcf) in 2005 to 37.5 MMcf in 2006, while the average price per Mcf rose 4%, from $6.19 in 2005 to $6.44 in 2006. The 10.1 MMcf of additional gas production in 2006 from three of the five new wells and the PIDCO #2 was more than offset by the loss of 6.8 MMcf from the Turf Grass #1, a drop of 3.0 MMcf from the Company’s natural gas wells in Weld County, Colorado and normal production decline. On an equivalent barrel (BOE) basis, sales volume increased 4% from 32,200 BOE in 2005 to 33,400 BOE in 2006.
Expenses. Oil and gas production expense decreased $42,000 (8%) in 2006 from 2005. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $59,000 (19%) from $307,000 in 2005 to $366,000 in 2006 while workover expense dropped $101,000 (49%) from $205,000 in 2005 to $104,000 in 2006. Routine lease operating expense per BOE increased 15% from $9.52 in 2005 to $10.96 in 2006 while workover expense per BOE declined 51% from $6.38 in 2005 to $3.14 in 2006.
The 2005 period was negatively impacted by a $127,000 workover on the PIDCO #2 well in Matagorda County, Texas. Excluding this workover, oil and gas production expense in 2006 increased $85,000 (20%) over 2005. Of this increase, the five new wells contributed $29,000 to oil and gas production expense in 2006.
Primarily as a result of the increase in oil and gas sales revenue, production taxes, which are generally a percentage of sales revenue, increased $11,000 (10%) in 2006 over 2005. Production taxes, as a percent of sales revenue actually declined from 7.3 percent in 2005 to 6.2 percent in 2006. This percentage drop can be attributed to a less than 1 percent tax rate on three Montana wells that have begun producing since January 2005. Montana tax regulations allow for a significant tax incentive during the first two years of production after new wells are drilled and completed. The overall lifting cost per BOE declined 8% from $19.36 in 2005 to $17.74 in 2006.
Depreciation and depletion expense decreased $42,000 (22%) in 2006 from 2005. The 2005 period was negatively impacted by an $85,000 ceiling limitation impairment charge applicable to the Company’s Canadian operations. Excluding this impairment charge in 2005, depreciation and depletion expense increased $43,000 (39%) in 2006 over 2005 as a result of an increase in the full cost pool depletable base.
The Company recorded a $25,000 expense for the accretion of its asset retirement obligation in 2006 compared to a $14,000 charge in 2005 and an asset retirement expense of $14,000 in 2006 compared to $4,000 in 2005.
Gross general and administrative (G&A) expense increased $11,000 (6%) while net G&A expense increased $13,000 (9%) in 2006 over 2005. Gross G&A expense differs from net G&A expense in that the Company is allowed to recover an overhead fee on wells that it operates. This fee is applied against, and serves to reduce, gross G&A expense. The 2005 period was negatively impacted by $16,000 in expenses directly related to a proposed strategic acquisition that was not pursued due to concerns about operational synergy and shareholder dilution. Net G&A expense per BOE increased 6% from $4.26 in 2005 to $4.51 in 2006. However, net G&A expense as a percent of total sales revenue dropped from 8.9% in 2005 to 7.6% in 2006.
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
Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of the Company’s oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic’s control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-three percent of Basic’s reported oil and gas reserves at March 31, 2006 and June 30, 2006 are based on estimates prepared by an independent petroleum engineering firm. The remaining seven percent of the Company’s oil and gas reserves were prepared in-house.
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
Deferred Taxes. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” At June 30, 2006 Basic recorded income tax expense comprised of a $17,000 current expense and a deferred tax provision of $300,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123(R), (SFAS 123(R)), “Share-Based Payment,” a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123(R) requires a company to recognize equity-based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity-based compensation under APB Opinion 25, the intrinsic value method. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The requirements of this pronouncement are effective beginning with Basic’s quarter ended June 30, 2006.
The Company currently does not have any equity-based compensation plan in place. Basic previously had an Incentive Stock Option Plan that expired in July 2005. Should the Company establish another equity-based compensation plan, it will apply SFAS 123(R). The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of equity-based compensation, if any, to be granted in the future.
Liquids and Natural Gas Production Sales Price and Production Cost
The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

	2006	2005
Sales volume:
Oil (barrels)	27,100	25,800
Gas (Mcf)	37,500	38,500

Revenue:
Oil	$1,731,000	$1,287,000
Gas	242,000	238,000

Total	1,973,000	1,525,000
Total production expense[1]	592,000	623,000

Gross profit	$1,381,000	$902,000

Depletion expense[4]	$150,000	$107,000

Average sales price:
Oil (per barrel)	$63.82	$49.87
Gas (per Mcf)	$6.44	$6.19
Average production expense[1,2,3]	$17.74	$19.36
Average gross profit[2,3]	$41.37	$27.97
Average depletion expense[2,3]	$4.49	$3.30
Average general and administrative expense[2,3]	$4.51	$4.26

[1]	Operating costs, including production tax

[2]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[3]	Averages calculated based upon non-rounded figures

[4]	Excluding impairment expense in 2005 related to Canadian full cost pool ceiling limitation
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
As of June 30, 2006 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
(Cumulative from March 31, 2006)
Item 1. Legal Proceedings
None
Item 2. Changes in Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended June 30, 2006 there were no meetings of Basic’s shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.

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
Date: August 16, 2006

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