Form 10QSB
period 2006-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2006-11-14
CIK 10254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on November 6, 2006: 16,805,487

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30	March 31
	2006	2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,284,000	$78,000
Accounts receivable
Oil and gas sales	908,000	913,000
Joint interest and other receivables	354,000	472,000
Less: Allowance for doubtful accounts	(70,000)	(70,000)
Other current assets	632,000	297,000

Total current assets	3,108,000	1,690,000

Property and equipment
Oil and gas property (full cost method)	27,743,000	27,099,000
Support equipment	378,000	368,000

	28,121,000	27,467,000
Accumulated depreciation and depletion – Full cost pool	(17,512,000)	(17,211,000)
Accumulated depreciation – Support equipment	(311,000)	(314,000)

Net property and equipment	10,298,000	9,942,000
Other non-current assets	206,000	218,000

Total non-current assets	10,504,000	10,160,000

Total Assets	$13,612,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30	March 31
	2006	2006
	(Unaudited)	(Audited)
Liabilities
Current liabilities
Accounts payable	$375,000	$389,000
Accrued liabilities	1,394,000	1,084,000

Total current liabilities	1,769,000	1,473,000

Long-term liabilities
Long-term debt	—	445,000
Deferred tax liability	613,000	—
Asset retirement obligation	1,170,000	1,372,000

Total long-term liabilities	1,783,000	1,817,000

Shareholders’ Equity
Preferred stock, $.001 par value Authorized - 3,000,000 shares Issued - 0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 17,154,752 shares issued at September 30 and 17,129,752 at March 31	17,000	17,000
Additional paid-in capital	22,713,000	22,710,000
Accumulated deficit	(12,647,000)	(14,144,000)
Treasury stock (349,265 shares at September 30 and March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	10,060,000	8,560,000

Total Liabilities and Shareholders’ Equity	$13,612,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Quarters Ended
	September 30		September 30
	2006	2005	2006	2005
Revenue
Oil and gas sales	$4,021,000	$3,158,000	$2,048,000	$1,633,000
Well service revenue	25,000	17,000	14,000	8,000

Total revenue	4,046,000	3,175,000	2,062,000	1,641,000

Expenses
Oil and gas production	908,000	1,113,000	438,000	601,000
Production tax	265,000	234,000	143,000	123,000
Well service expenses	28,000	19,000	16,000	9,000
Depreciation and depletion	305,000	295,000	153,000	101,000
Accretion of asset retirement obligation	39,000	25,000	14,000	11,000
Asset retirement expense	94,000	51,000	80,000	47,000
General and administrative	273,000	258,000	123,000	121,000

Total operating expenses	1,912,000	1,995,000	967,000	1,013,000

Income from operations	2,134,000	1,180,000	1,095,000	628,000

Other income (expense)
Interest and other income	9,000	24,000	8,000	16,000
Interest and other expenses	(6,000)	—	—	—

Total other income	3,000	24,000	8,000	16,000

Income before income taxes	2,137,000	1,204,000	1,103,000	644,000
Income tax expense	27,000	13,000	10,000	—
Provision for deferred taxes (see Note 1)	613,000	—	313,000	—

Net income	$1,497,000	$1,191,000	$780,000	$644,000

Weighted average common shares outstanding:
Basic	16,789,913	16,701,115	16,799,237	16,739,998
Diluted	17,129,038	17,121,445	17,128,125	17,127,407

Per share amounts:
Basic	$.089	$.071	$.046	$.038

Diluted	$.087	$.070	$.045	$.038

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30
	2006	2005
Cash flows from operating activities:
Net income	$1,497,000	$1,191,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	305,000	295,000
Deferred tax liability	613,000	—
Accretion of asset retirement obligation	39,000	25,000
Change in:
Accounts receivable, net	123,000	(331,000)
Other assets	(327,000)	(15,000)
Accounts payable and accrued liabilities	55,000	536,000
Change in asset retirement obligation	—	(6,000)
Other	4,000	3,000

Net cash provided by operating activities	2,309,000	1,698,000

Cash flows from investing activities:
Capital expenditures
Oil and gas property	(808,000)	(998,000)
Support equipment	(21,000)	(5,000)
Purchase of lease and well equipment inventory	(5,000)	(44,000)
Insurance settlement	161,000	—
Proceeds from sale of oil and gas property and equipment	—	14,000
Proceeds from sale of lease and well equipment inventory	12,000	6,000
Proceeds from sale of support equipment	—	1,000

Net cash used in investing activities	(661,000)	(1,026,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,000	8,000
Proceeds from borrowing	565,000	—
Long-term debt payments	(1,010,000)	—

Net cash provided by (used in) financing activities	(442,000)	8,000

Cash and cash equivalents:
Net increase	1,206,000	680,000
Balance at beginning of period	78,000	892,000

Balance at end of period	$1,284,000	$1,572,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	—
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
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

During the quarter ended September 30, 2006 the Company recorded income tax expense of $323,000. This includes a current year expense of $10,000 and a deferred tax provision of $313,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.
Reclassifications. Certain prior year amounts may have been reclassified to conform to current year presentation.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. In addition, as mentioned in the “Bank Debt” section below, Basic has $4,000,000 of borrowing capacity as of November 6, 2006.
Working Capital. At September 30, 2006 the Company had a working capital surplus of $1,339,000 (a current ratio of 1.76:1) compared to a working capital surplus at March 31, 2006 of $217,000 (a current ratio of 1.15:1).
EBITDA. The Company’s earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) increased 63%, from $1,524,000 for the six months ended September 30, 2005 to $2,487,000 for the six months ended September 30, 2006. For the quarter ended September 30, 2006 EBITDA increased 68%, from $756,000 in the 2005 period to $1,270,000 in 2006. EBITDA is not a GAAP measure of operating performance. However, this non-GAAP performance measure can be used to compare the Company’s performance with other companies in the industry that make a similar disclosure. But, it should be noted that, because EBITDA is not a GAAP measure, it may not necessarily be exactly comparable to similarly titled measures employed by other companies. In addition, investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP. A reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended		Quarters Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$1,497,000	$1,191,000	$780,000	$644,000
Add back:
Interest expense	6,000	—	—	—
Accretion of asset retirement obligation	39,000	25,000	14,000	11,000
Depreciation and depletion	305,000	295,000	153,000	101,000
Income tax expense and provision for deferred taxes	640,000	13,000	323,000	—

EBITDA	$2,487,000	$1,524,000	$1,270,000	$756,000

Cash Flow. Net cash provided by operating activities rose 36% from $1,698,000 in the six months ended September 30, 2005 (2005) to $2,309,000 in the six months ended September 30, 2006 (2006). This increase was primarily due to a combination of improved oil and gas production, higher oil prices and lower operating expenses.
Net cash used in investing activities decreased 36% from $1,026,000 in 2005 to $661,000 in 2006. Capital expenditures related to oil and gas property investments declined 19% from $998,000 in 2005 to $808,000 in 2006.
Bank Debt. The Company’s current banking relationship is with American National Bank (the Bank), located in Denver, Colorado. Basic currently has a $20,000,000 line of credit with a borrowing base of $4,000,000. The Company is charged interest at prime plus one-quarter of one percent (0.25%) and an Unused Commitment fee of one-half of one percent (0.50%) per annum. During the six months ended September 30, 2006 Basic utilized the credit facility to fund its short-term working capital needs.
Hedging. The Company did not hedge any of its production during the six months ended September 30, 2006 and at September 30, 2006 the Company had no contracts in place to hedge future production. The Company does monitor the futures market and, in the future, may participate in hedging opportunities that the Company views as favorable.
CAPITAL EXPENDITURES
During the quarter ended September 30, 2006, the Company spent approximately $217,000 on various projects. When combined with first quarter investments, the Company has deployed $808,000 through the first six months of the current fiscal year. This compares to $593,000 and $998,000 for the quarter and six months ended September 30, 2005, respectively. In the current year, nearly 100 percent of expenditures have been dedicated to drilling or recompletions while in the prior year 40 percent was spent on leasehold and promotion costs with only 60 percent deployed on drilling and recompletions.
Through the first two quarters of fiscal 2007, approximately $430,000 (53 percent) of expenditures were dedicated to the Company’s Banks prospect in McKenzie County, North Dakota. Recompletion efforts in Basic’s Indian Hills project accounted for an additional $128,000 (16%) while other miscellaneous recompletion efforts – primarily on non-operated properties – consumed $100,000 (12%).
The Company is continually evaluating drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of due diligence. The Company’s policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken. Basic cautions that the absence of news and/or press releases should not be interpreted as a lack of development or activity.
Divestitures/Abandonments
During the quarter just ended the Company plugged and abandoned three shut-in or marginally producing wells; two in Montana and one in Texas.

RESULTS OF OPERATIONS
Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005
Overview. Net income for the six months ended September 30, 2006 (2006) was $1,497,000 compared to net income of $1,191,000 for the six months ended September 30, 2005 (2005), an increase of 26%. In turn, EBITDA increased 63%, from $1,524,000 in 2005 to $2,487,000 in 2006. The dramatic difference between the increases in net income and EBITDA was primarily due to a $613,000 provision for deferred income taxes recorded in 2006.
Revenues. Oil and gas sales revenue increased $863,000 (27%) in 2006 over 2005. Oil sales revenue increased $820,000 (31%) as a result of both higher sales volumes and prices. Gas sales revenue increased $43,000 (9%) in 2006 over 2005. A positive variance from higher sales volumes was reduced by a negative variance from lower natural gas prices.
Volumes and Prices. As a result of new production, oil sales volumes rose 10%, from 48,900 barrels in 2005 to 54,000 barrels in 2006 while there was an 18% jump in the average price per barrel from $54.72 in 2005 to $64.69 in 2006. Also because of new production, gas sales volumes increased 10%, from 74.1 million cubic feet (MMcf) in 2005 to 81.6 MMcf in 2006, while the average price per Mcf dropped 1%, from $6.55 in 2005 to $6.47 in 2006. On an equivalent barrel (BOE) basis, sales volumes increased 10% from 61,200 BOE in 2005 to 67,600 BOE in 2006.
Expenses. Oil and gas production expense decreased $205,000 (18%) in 2006 from 2005. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $97,000 (15%) from $628,000 in 2005 to $725,000 in 2006 while workover expense dropped $302,000 (62%) from $485,000 in 2005 to $183,000 in 2006. Routine lease operating expense per BOE increased 4% from $10.26 in 2005 to $10.72 in 2006 while workover expense per BOE declined 66% from $7.91 in 2005 to $2.72 in 2006.
Production taxes, which are generally a percentage of sales revenue, increased $31,000 (13%) in 2006 over 2005. Production taxes, as a percent of sales revenue actually declined from 7.4 percent in 2005 to 6.6 percent in 2006. This percentage drop can be attributed to Montana tax incentives applicable to new production. The overall lifting cost per BOE declined 21% from $22.00 in 2005 to $17.36 in 2006.
Depreciation and depletion expense increased $10,000 (3%) in 2006 over 2005. The 2005 period was negatively impacted by an $85,000 ceiling limitation impairment charge applicable to the Company’s Canadian operations.
General and administrative expense increased $15,000 (6%) in 2006 over 2005 primarily as a result of an increase in consulting fees. Due to the increase in BOE sales volumes, G&A expense per BOE decreased 4% from $4.23 in 2005 to $4.05 in 2006. As a percent of total sales revenue, G&A expense dropped from 8.2% in 2005 to 6.8% in 2006.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
Overview. Net income for the quarter ended September 30, 2006 (2006) was $780,000 compared to net income of $644,000 for the quarter ended September 30, 2005 (2005), an increase of 21%. In turn, EBITDA increased 68%, from $756,000 in 2005 to $1,270,000 in 2006. The difference between the increases in net income and EBITDA was primarily due to a $313,000 provision for deferred income taxes recorded in 2006.
Revenues. Oil and gas sales revenue increased $415,000 (25%) in 2006 over 2005. Oil sales revenue increased $376,000 (27%) as a result of both higher sales volumes and prices. Gas sales revenue increased $39,000 (16%) in 2006 over 2005. Again, a positive variance from higher sales volumes was reduced by a negative variance from lower natural gas prices.
Volumes and Prices. As a result of new production, oil sales volumes rose 16%, from 23,100 barrels in 2005 to 26,900 barrels in 2006 while there was a 9% increase in the average price per barrel from $60.14 in 2005 to $65.56 in 2006. Also because of new production, gas sales volumes increased 24%, from 35.6 MMcf in 2005 to 44.1 MMcf in 2006, while the average price per Mcf dropped 6%, from $6.94 in 2005 to $6.49 in 2006. On an equivalent barrel (BOE) basis, sales volumes increased 18% from 29,000 BOE in 2005 to 34,200 BOE in 2006.
Expenses. Oil and gas production expense decreased $163,000 (27%) in 2006 from 2005. Routine lease operating expense increased $37,000 (11%) from $322,000 in 2005 to $359,000 in 2006 while workover expense dropped $200,000 (72%) from $279,000 in 2005 to $79,000 in 2006. Again as a result of an increase in BOE sales volumes, routine lease operating expense per BOE decreased 5% from $11.09 in 2005 to $10.49 in 2006 while workover expense per BOE declined 76% from $9.61 in 2005 to $2.30 in 2006.
Production taxes, which are typically a percentage of sales revenue, increased $20,000 (16%) in 2006 over 2005. Production taxes, as a percent of sales revenue declined from 7.5 percent in 2005 to 7.0 percent in 2006. The overall lifting cost per BOE dropped 32% from $24.93 in 2005 to $16.98 in 2006.
Depreciation and depletion expense increased $52,000 (51%) in 2006 over 2005 as a result of an increases in the full cost pool and the depletion rate.
G&A expense increased $2,000 (2%) in 2006 over 2005. As a result of the increase in BOE sales volumes, G&A expense per BOE decreased 14% from $4.19 in 2005 to $3.60 in 2006. G&A expense as a percent of total sales revenue dropped from 7.4% in 2005 to 6.0% in 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, management believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts. The Company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and gas property, the accounting for oil and gas reserves, the estimate of its asset retirement obligations, and the estimate of deferred income taxes.

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
Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of the Company’s oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic’s control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-three percent of Basic’s reported oil and gas reserves at March 31, 2006 and September 30, 2006 are based on estimates prepared by an independent petroleum engineering firm. The remaining seven percent of the Company’s oil and gas reserves were prepared in-house.
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
Deferred Taxes. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” During the quarter ended September 30, 2006 Basic recorded income tax expense comprised of a $10,000 current expense and a deferred tax provision of $313,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.

Liquids and Natural Gas Production, Sales Price and Production Costs
The following table shows selected financial information for the six months and quarter ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Six Months Ended		Quarters Ended
	September 30		September 30
	2006	2005	2006	2005
Sales volume
Oil (barrels)	54,000	48,900	26,900	23,100
Gas (mcf)	81,600	74,100	44,100	35,600

Revenue
Oil	$3,493,000	$2,673,000	$1,762,000	$1,386,000
Gas	528,000	485,000	286,000	247,000

	4,021,000	3,158,000	2,048,000	1,633,000
Total production expense[1]	1,173,000	1,347,000	581,000	724,000

Gross profit	$2,848,000	$1,811,000	$1,467,000	$909,000

Depletion expense[4]	$301,000	$206,000	$151,000	$99,000

Average sales price[2]
Oil (per barrel)	$64.69	$54.72	$65.56	$60.14
Gas (per mcf)	$6.47	$6.55	$6.49	$6.94
Average production expense[1,2,3]	$17.36	$22.00	$16.98	$24.93
Average gross profit[2,3]	$42.13	$29.61	$42.87	$31.43
Average depletion expense[2,3]	$4.45	$3.36	$4.41	$3.42
Average general and administrative expense[2,3]	$4.05	$4.23	$3.60	$4.19

[1]	Operating expenses, including production tax

[2]	Averages calculated based upon non-rounded figures

[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[4]	Excluding impairment expense related to Canadian full cost pool ceiling limitation

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
As of September 30, 2006 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended September 30, 2006 there were no meetings of Basic’s shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.
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
(b) Reports on Form 8-K

Date	Document

September 13, 2006	The Company announced that it had commenced drilling operations on the Table Top Unit #1, the first well in the Christmas Meadows prospect in Summit County, Utah.

September 29, 2006	The Company reported plans to re-enter the State #16-1H well in McKenzie County, North Dakota in order to drill two horizontal laterals in the Rival formation.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton Ray Singleton
President

/s/ David Flake David Flake
Chief Financial Officer and
Principal Accounting Officer
Date: November 6, 2006

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