Form 10QSB
period 2006-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2007-02-15
CIK 10254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on February 5, 2007: 16,805,487

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX
EXHIBITS
     Certification of Chief Executive Officer Pursuant to Section 302
     Certification of Chief Financial Officer Pursuant to Section 302
     Certification of Chief Executive Officer Pursuant to Section 906
     Certification of Chief Financial Officer Pursuant to Section 906

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2006	2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,778,000	$78,000
Accounts receivable
Oil and gas sales	937,000	913,000
Joint interest and other receivables	420,000	472,000
Less: Allowance for doubtful accounts	(70,000)	(70,000)
Other current assets	216,000	297,000

Total current assets	3,281,000	1,690,000

Property and equipment
Oil and gas property (full cost method)	28,353,000	27,099,000
Support equipment	395,000	368,000

	28,748,000	27,467,000
Accumulated depreciation and depletion – Full cost pool	(17,654,000)	(17,211,000)
Accumulated depreciation – Support equipment	(316,000)	(314,000)

Net property and equipment	10,778,000	9,942,000
Other non-current assets	215,000	218,000

Total non-current assets	10,993,000	10,160,000

Total Assets	$14,274,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2006	2006
	(Unaudited)	(Audited)
Liabilities
Current liabilities
Accounts payable	$373,000	$389,000
Accrued liabilities	1,648,000	1,084,000

Total current liabilities	2,021,000	1,473,000

Long-term liabilities
Long-term debt	—	445,000
Deferred tax liability	779,000	—
Asset retirement obligation	1,136,000	1,372,000

Total long-term liabilities	1,915,000	1,817,000

Shareholders’ Equity
Preferred stock, $.001 par value Authorized - 3,000,000 shares Issued - 0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 17,154,752 shares issued at December 31 and 17,129,752 at March 31	17,000	17,000
Additional paid-in capital	22,713,000	22,710,000
Accumulated deficit	(12,369,000)	(14,144,000)
Treasury stock (349,265 shares at December 31 and March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	10,338,000	8,560,000

Total Liabilities and Shareholders’ Equity	$14,274,000	$11,850,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2006	2005	2006	2005
Revenue
Oil and gas sales	$5,600,000	$4,846,000	$1,579,000	$1,688,000
Well service revenue	31,000	17,000	6,000	—

Total revenue	5,631,000	4,863,000	1,585,000	1,688,000

Expenses
Oil and gas production	1,404,000	1,646,000	496,000	533,000
Production tax	378,000	346,000	113,000	112,000
Well service expenses	34,000	20,000	6,000	1,000
Depreciation and depletion	450,000	407,000	145,000	112,000
Accretion of asset retirement obligation	53,000	29,000	14,000	4,000
Asset retirement expense	113,000	57,000	19,000	6,000
General and administrative	405,000	379,000	132,000	121,000

Total operating expenses	2,837,000	2,884,000	925,000	889,000

Income from operations	2,794,000	1,979,000	660,000	799,000

Other income (expense)
Interest and other income	28,000	29,000	19,000	5,000
Interest and other expenses	(6,000)	(2,000)	—	(2,000)

Total other income	22,000	27,000	19,000	3,000

Income before income taxes	2,816,000	2,006,000	679,000	802,000
Current income tax expense	262,000	13,000	235,000	—
Provision for deferred income taxes (see Note 1)	779,000	—	166,000	—

Net income	$1,775,000	$1,993,000	$278,000	$802,000

Weighted average common shares outstanding:
Basic	16,795,124	16,719,305	16,805,487	16,755,487
Diluted	17,128,937	17,124,107	17,128,726	17,128,304

Per share amounts:
Basic	$.106	$.119	$.017	$.048

Diluted	$.103	$.117	$.016	$.047

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31
	2006	2005
Cash flows from operating activities:
Net income	$1,775,000	$1,993,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	450,000	407,000
Deferred tax liability	779,000	—
Accretion of asset retirement obligation	53,000	29,000
Change in:
Accounts receivable, net	28,000	(243,000)
Other assets	95,000	(180,000)
Accounts payable and accrued liabilities	259,000	106,000
Change in asset retirement obligation	—	(6,000)
Other	5,000	4,000

Net cash provided by operating activities	3,444,000	2,110,000

Cash flows from investing activities:
Capital expenditures
Oil and gas property	(1,435,000)	(2,797,000)
Support equipment	(37,000)	(6,000)
Purchase of lease and well equipment inventory	(18,000)	(44,000)
Insurance settlement	161,000	—
Proceeds from sale of oil and gas property and equipment	15,000	14,000
Proceeds from sale of lease and well equipment inventory	12,000	14,000
Proceeds from sale of support equipment	—	1,000

Net cash used in investing activities	(1,302,000)	(2,818,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,000	8,000
Proceeds from borrowing	565,000	515,000
Long-term debt payments	(1,010,000)	(515,000)

Net cash provided by (used in) financing activities	(442,000)	8,000

Cash and cash equivalents:
Net increase (decrease)	1,700,000	(700,000)
Balance at beginning of period	78,000	892,000

Balance at end of period	$1,778,000	$192,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	—
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
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

During the quarter ended December 31, 2006 Basic recorded income tax expense of $401,000. This includes a current year expense of $235,000 and a deferred tax provision of $166,000. The $235,000 current year expense is a significant increase over the preceding two quarters due to the timing of certain tax deductible drilling costs that have been delayed beyond the current year end March 31, 2007 into year end March 31, 2008. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, the depletion of these long-lived reserves and the availability of future statutory depletion.
Reclassifications. Certain prior year amounts may have been reclassified to conform to current year presentation.
New Accounting Pronouncements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. Basic will adopt FIN 48 effective April 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. The Company’s primary source of funding is the net cash flow from the sale of its oil and gas production. The profitability and cash flow generated by the Company’s operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. In addition, as mentioned in the “Bank Debt” section below, Basic has $4,000,000 of borrowing capacity as of February 5, 2007.
Working Capital. At December 31, 2006 the Company had a working capital surplus of $1,260,000 (a current ratio of 1.62:1) compared to a working capital surplus at March 31, 2006 of $217,000 (a current ratio of 1.15:1).
EBITDA. The Company’s earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) increased 36%, from $2,444,000 for the nine months ended December 31, 2005 to $3,325,000 for the nine months ended December 31, 2006. For the quarter ended December 31, 2006 EBITDA decreased 9%, from $920,000 in the 2005 period to $838,000 in 2006. EBITDA is not a GAAP measure of operating performance. However, this measure can be used to compare the Company’s performance with other companies in the industry that make a similar disclosure. However, it should be noted that similarly titled measures of EBITDA that are disclosed by other companies may not necessarily be exactly comparable with that calculated by Basic. In addition, readers should use caution when using this measure in isolation or as a substitute for operating income, or any other GAAP measures for determining the Company’s operating performance.

A reconciliation between EBITDA and net income is provided in the table below:

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2006	2005	2006	2005
Net income	$1,775,000	$1,993,000	$278,000	$802,000
Add back:
Interest expense	6,000	2,000	—	2,000
Accretion of asset retirement obligation	53,000	29,000	14,000	4,000
Depreciation and depletion	450,000	407,000	145,000	112,000
Current income tax expense and provision for deferred income taxes	1,041,000	13,000	401,000	—

EBITDA	$3,325,000	$2,444,000	$838,000	$920,000

Cash Flow. Net cash provided by operating activities rose 63% from $2,110,000 in the nine months ended December 31, 2005 (2005) to $3,444,000 in the nine months ended December 31, 2006 (2006). This increase was primarily due to a combination of improved oil and gas production, higher oil prices and lower operating expenses.
Net cash used in investing activities dropped 54% from $2,818,000 in 2005 to $1,302,000 in 2006. The majority of this decline is related to investments in oil and gas properties where expenditures declined 49% from $2,797,000 in 2005 to $1,435,000 in 2006. The Company’s capital budget for fiscal 2007 anticipated meeting or exceeding last year’s capital expenditures of $4.3 million. However, the pace of deployment necessary to meet this expected budget has not been met. Basic has a minority interest in most of its current portfolio of exploration and development projects and, as such, has little or no control over the pace at which these wells are drilled and/or recompleted. The Company now believes that the unspent portion of its fiscal 2007 capital budget will be delayed and included in its budget for year end March 31, 2008.
Bank Debt. The Company’s current banking relationship is with American National Bank, located in Denver, Colorado. Basic currently has a $20,000,000 line of credit with a borrowing base of $4,000,000. The Company is charged interest at prime plus one-quarter of one percent (0.25%) and an Unused Commitment fee of one-half of one percent (0.50%) per annum. During the nine months ended December 31, 2006 Basic utilized the credit facility to fund occasional short-term working capital needs. Effective December 31, 2006 the maturity date on the credit agreement was extended from December 31, 2007 to December 31, 2008.
Hedging. The Company did not hedge any of its production during the nine months ended December 31, 2006 and at December 31, 2006 the Company had no contracts in place to hedge future production. The Company does monitor the futures market and, in the future, may participate in hedging opportunities that the Company views as favorable.
CAPITAL EXPENDITURES
During the quarter and nine months ended December 31, 2006, the Company spent approximately $627,000 and $1,435,000, respectively, on various drilling and recompletion projects. Through the first three quarters of fiscal 2007, approximately $751,000 (52%) of expenditures was dedicated to the Company’s Banks prospect in McKenzie County, North Dakota. The Table Top Unit #1 in the Christmas Meadows prospect accounted for an additional $236,000 (17%). At Basic’s Indian Hill project in McKenzie County, North Dakota $149,000 (10%) was used to fund recompletion efforts while other miscellaneous recompletion efforts – primarily on non-operated properties – consumed $299,000 (21%).

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
Divestitures/Abandonments
During the quarter ended December 31, 2006 the Company did not plug any additional wells, but did incur some costs pertaining to the abandonment of wells that were plugged in prior periods.
RESULTS OF OPERATIONS
Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005
Overview. Net income for the nine months ended December 31, 2006 (2006) was $1,775,000 compared to net income of $1,993,000 for the nine months ended December 31, 2005 (2005), a decrease of 12%. However, EBITDA (see EBITDA and net income reconciliation on page 8) increased 36%, from $2,444,000 in 2005 to $3,325,000 in 2006. The dramatic difference between the decrease in net income and increase in EBITDA was primarily due to a $249,000 jump in the current year tax provision for 2006 compared to 2005 and a $779,000 provision for deferred income taxes recorded in 2006.
Revenues. Oil and gas sales revenue increased $754,000 (15%) in 2006 over 2005. Oil sales revenue increased $814,000 (20%) as a result of both higher sales volumes and price. Gas sales revenue decreased $60,000 (7%) in 2006 from 2005. A positive variance from higher sales volumes was reduced by a negative variance from lower natural gas prices.
Volumes and Prices. As a result of new production, oil sales volumes rose 9%, from 72,700 barrels in 2005 to 79,600 barrels in 2006 while there was a 10% increase in the average price per barrel from $55.32 in 2005 to $60.76 in 2006. Also because of new production, gas sales volumes increased 11%, from 107.8 million cubic feet (MMcf) in 2005 to 120.1 MMcf in 2006, while the average price per Mcf dropped 17%, from $7.63 in 2005 to $6.35 in 2006. On an equivalent barrel (BOE) basis, sales volumes increased 10% from 90,700 BOE in 2005 to 99,600 BOE in 2006.
Expenses. Oil and gas production expense decreased $242,000 (15%) in 2006 from 2005. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $125,000 (13%) from $996,000 in 2005 to $1,121,000 in 2006 while workover expense dropped $367,000 (56%) from $650,000 in 2005 to $283,000 in 2006. Routine lease operating expense per BOE increased 2% from $10.98 in 2005 to $11.25 in 2006 while workover expense per BOE declined 60% from $7.17 in 2005 to $2.84 in 2006.
Production taxes, which are generally a percentage of sales revenue, increased $32,000 (9%) in 2006 over 2005. Production taxes, as a percent of sales revenue actually declined from 7.1 percent in 2005 to 6.8 percent in 2006. This percentage drop can be attributed to Montana tax incentives applicable to new production. The overall lifting cost per BOE declined 19% from $21.96 in 2005 to $17.89 in 2006.
Depreciation and depletion expense increased $43,000 (11%) in 2006 over 2005. The 2005 period was negatively impacted by an $85,000 ceiling limitation impairment charge applicable to the Company’s Canadian operations.
The Company follows SFAS No. 143 with respect to its obligations related to the plugging and abandonment of its oil and gas wells. At times, Basic may incur costs in excess of the accrued estimated liability to plug and abandon particular wells. When that occurs, the Company records the excess as an asset retirement expense. For the 2006 and 2005 periods, this asset retirement expense was $113,000 and $57,000, respectively.
General and administrative expense increased $26,000 (7%) in 2006 over 2005. Increases in consulting, audit, and banking fees were only partially offset by a decrease in employee benefits. Due to the increase in BOE sales volumes, G&A expense per BOE declined 3% from $4.18 in 2005 to $4.07 in 2006. As a percent of total sales revenue, G&A expense dropped from 7.8% in 2005 to 7.2% in 2006.
Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005
Overview. Net income for the quarter ended December 31, 2006 (2006) was $278,000 compared to net income of $802,000 for the quarter ended December 31, 2005 (2005), a decrease of 65%. In turn, EBITDA (see EBITDA and net income reconciliation on page 8) decreased 9%, from $920,000 in 2005 to $838,000 in 2006. The difference between the 65% decrease in net income and the 9% decrease in EBITDA was primarily due to a $235,000 adjustment to current year tax provision for 2006 and a $166,000 provision for deferred income taxes recorded in 2006. The adjustment to the current year tax provision is due to the timing of tax deductible drilling costs that Basic anticipated spending during the current fiscal year end March 31, 2007 that have been pushed into fiscal year end 2008.
Revenues. Oil and gas sales revenue decreased $109,000 (6%) in 2006 from 2005. Oil sales revenue declined $6,000 (less than 1%). A positive variance from higher sales volumes was more than offset by a drop in oil price. Gas sales revenue decreased $103,000 (30%) in 2006 from 2005. Again, a positive variance from higher sales volumes was more than offset by a negative variance from lower natural gas prices.
Volumes and Prices. As a result of new production, oil sales volumes rose 8%, from 23,800 barrels in 2005 to 25,600 barrels in 2006 while there was a 7% decline in the average price per barrel from $56.55 in 2005 to $52.48 in 2006. Also because of new production, gas sales volumes increased 14%, from 33.7 MMcf in 2005 to 38.5 MMcf in 2006, while the average price per Mcf dropped 39%, from $10.02 in 2005 to $6.09 in 2006. On an equivalent barrel (BOE) basis, sales volumes increased 8% from 29,500 BOE in 2005 to 32,000 BOE in 2006.
Expenses. Oil and gas production expense decreased $37,000 (7%) in 2006 from 2005. Routine lease operating expense increased $29,000 (8%) from $367,000 in 2005 to $396,000 in 2006 while workover expense dropped $66,000 (40%) from $166,000 in 2005 to $100,000 in 2006. Routine lease operating expense per BOE decreased less than 1% from $12.46 in 2005 to $12.37 in 2006 while workover expense per BOE declined 45% from $5.64 in 2005 to $3.12 in 2006.
Production taxes, which are typically a percentage of sales revenue, increased $1,000 (less than 1%) in 2006 over 2005. Production taxes, as a percent of sales revenue increased from 6.6 percent in 2005 to 7.1 percent in 2006 due to the expiration of Montana tax incentives on certain wells. The overall lifting cost per BOE dropped 13% from $21.89 in 2005 to $19.01 in 2006.

Depreciation and depletion expense increased $33,000 (29%) in 2006 over 2005 as a result of increases in the full cost pool and the depletion rate.
During the 2006 and 2005 periods, the Company’s asset retirement expense was $19,000 and $6,000, respectively. These expenses are the costs incurred in excess of the accrued estimated liability to plug and abandon particular wells.
G&A expense increased $11,000 (9%) in 2006 over 2005. Increases in consulting, audit, and banking fees as well as shareholder communication expenses were only partially offset by a decrease in employee benefits. G&A expense per BOE was $4.10 in 2006 compared to $4.09 in 2005 while G&A expense as a percent of total sales revenue increased from 7.2% in 2005 to 8.3% in 2006.
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
Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of the Company’s oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond Basic’s control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-three percent of Basic’s reported oil and gas reserves at March 31, 2006 and December 31, 2006 are based on estimates prepared by an independent petroleum engineering firm. The remaining seven percent of the Company’s oil and gas reserves were prepared in-house.

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
Deferred Taxes. Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” During the quarter ended December 31, 2006 Basic recorded income tax expense comprised of a $235,000 current expense and a deferred tax provision of $166,000. The $235,000 current year expense includes an adjustment for the timing of certain tax deductible drilling costs that have been delayed beyond the current year end March 31, 2007 into year end March 31, 2008. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.
(Intentionally left blank.)

Liquids and Natural Gas Production, Sales Price and Production Costs
The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2006	2005	2006	2005
Sales volume
Oil (barrels)	79,600	72,700	25,600	23,800
Gas (mcf)	120,100	107,800	38,500	33,700

Revenue
Oil	$4,837,000	$4,023,000	$1,344,000	$1,350,000
Gas	763,000	823,000	235,000	338,000

	5,600,000	4,846,000	1,579,000	1,688,000
Total production expense[1]	1,782,000	1,992,000	609,000	645,000

Gross profit	$3,818,000	$2,854,000	$970,000	$1,043,000

Depletion expense[4]	$443,000	$315,000	$142,000	$109,000

Average sales price[2]
Oil (per barrel)	$60.76	$55.32	$52.48	$56.55
Gas (per mcf)	$6.35	$7.63	$6.09	$10.02
Average production expense[1,2,3]	$17.89	$21.96	$19.01	$21.89
Average gross profit[2,3]	$38.32	$31.47	$30.28	$35.34
Average depletion expense[2,3]	$4.44	$3.47	$4.44	$3.71
Average general and administrative expense[2,3]	$4.07	$4.18	$4.10	$4.09

[1]	Operating expenses, including production tax

[2]	Averages calculated based upon non-rounded figures

[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[4]	Excluding impairment expense related to Canadian full cost pool ceiling limitation

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
As of December 31, 2006 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On January 15, 2007 the Company held its Annual Meeting of Shareholders to elect three directors to its Board of Directors. In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	For	Against	Abstain
David Flake	13,690,002	—	109,229
Richard Rodgers	13,690,602	—	108,629
Ray Singleton	13,690,002	—	109,229
There were no other matters submitted to a vote at the Annual Meeting of Shareholders.

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
(b) Reports on Form 8-K

Date	Document
October 3, 2006	The Company reported that it had been named among the “Top 20 Fastest Growing” companies by the Oil & Gas Journal.

October 3, 2006	The Company provided a drilling progress update on its Table Top Unit #1 well in the Christmas Meadow prospect in Summit County, Utah.

October 19, 2006	The Company provided a drilling progress update on its Table Top Unit #1 well in the Christmas Meadow prospect in Summit County, Utah.

October 23, 2006	Basic announced that it was currently drilling the third of three horizontal laterals in the State 16-1H well in McKenzie County, North Dakota.

November 2, 2006	The Company reported that it had completed drilling the third of three horizontal laterals in the State 16-1H well and that it planned to move the pumping unit back onto the location to put the well back on production.

November 3, 2006	The Company provided a drilling progress update on its Table Top Unit #1 well in the Christmas Meadow prospect in Summit County, Utah.

November 29, 2006	Basic provided a progress report on the State 16-1H well.

December 4, 2006	The Company provided a drilling progress update on its Table Top Unit #1 well in the Christmas Meadow prospect in Summit County, Utah.

December 5, 2006	Basic announced that Edgar J. Huffman had resigned his position as a director of the Company citing business and personal reasons.

December 8, 2006	The Company reported that Richard K. Rodgers was elected to the Board of Directors and appointed to the audit and compensation committees to fill the vacancy left by Edgar J. Huffman.

December 18, 2006	Basic provided a production update on the State 16-1H well in McKenzie County, North Dakota.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.
BASIC EARTH SCIENCE SYSTEMS, INC.

/s/ Ray Singleton Ray Singleton
President

/s/ David Flake David Flake
Chief Financial Officer and
Principal Accounting Officer
Date: February 5, 2007

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