Form 10KSB/A
period 2007-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2007-07-27
CIK 10254

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

Basic Earth Science Systems, Inc.
Form 10-KSB/A
March 31, 2007

Page
Part III:

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	3

Item 10. Executive Compensation	6

Item 11. Security Ownership of Certain Beneficial Owners and Management	10

Item 12. Certain Relationships and Related Transactions	11

Item 13. Exhibits and Reports on Form 8-K	11

Item 14. Principal Accountant Fees and Services	12
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part III
ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors
The following sets forth the names and ages of the members of the Board of Directors of Basic Earth Science Systems, Inc. (“Basic” or “the Company”) who served during the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.
David Flake (52) has been a director of the Company since September 1987. Mr. Flake began his career at Basic in November 1980 as tax accountant and was appointed Controller in July 1983. In September 1987 he was appointed Secretary/Treasurer and Chief Financial Officer. He held all of these positions at the Company until he resigned in January 1993 to pursue other business and financial opportunities. In April 1994 Mr. Flake was re-appointed Corporate Secretary. From September 1998 through December 2000 he provided financial consulting services to the Company. On January 1, 2001 Mr. Flake rejoined Basic as a full-time employee and was re-appointed Treasurer and Chief Financial Officer. Mr. Flake received his Bachelor of Science degree in Accounting/Business Administration from Regis University in Denver, Colorado in 1977 and his Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1995.
Edgar J. Huffman (67) was a director since his election in May 1993, until his resignation as a director on December 1, 2006. Mr. Huffman served as a director of Visa Industries, Inc. until his resignation on July 1, 2004. Visa Industries is an oil and gas producer located in Phoenix, Arizona that is publicly traded on the over-the-counter market. At the time of his resignation from Basic, Mr. Huffman also served as Chairman of the Board and Director of Finance and Planning for the Montessori Day Schools in Phoenix. Mr. Huffman received a Bachelor of Science degree in Business Administration from Indiana Central University and a Masters Degree in Business Administration from Arizona State University. He also attended the Finance Program at New York University’s Graduate School of Business.
Richard K. Rodgers (47) has been a director of Basic since December 2006. Mr. Rodgers was originally appointed to fill the vacancy created by the earlier resignation of Mr. Huffman, and was then elected as a director at the Company’s shareholder meeting held on January 15, 2007. For the last 18 months, Mr. Rodgers has provided business development, planning and financial consulting services to various banking and business development clients. During the past five years, Mr. Rodgers was employed by several Denver area banks including Key Bank, Guaranty Bank & Trust Company and Colorado Capital Bank. In his most recent employment with Colorado Capital Bank from 2004 to 2005, he was the President, and was responsible for the start-up, of its Cherry Creek branch office and served on the board of directors of Colorado Capital Bank. Mr. Rodgers attended the University of Denver and received his Bachelor of Science degree in International Business Administration in 1995 and his Master of Science degree in International Business Administration in 1997.
Ray Singleton (56) has been a director of Basic since July 1989. Mr. Singleton joined the Company in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President of Basic and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. As a consultant he was retained by Basic on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (IPAMS) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.
On April 12, 2007 Monroe W. Robertson accepted his appointment to the Company’s Board of Directors. His principal occupation or employment during the past five years follows.
Monroe W. Robertson (57) currently serves on the Board of Directors of Cimarex Energy Company and is chairman of that board’s Audit Committee. Mr. Robertson began his career in 1973 with Gulf Oil Corporation and held various positions in engineering, corporate planning and financial analysis until 1986. From 1986 to 1992 he held various positions at Terra Resources and Apache Corporation. In 1992 Mr. Robertson joined Key Production Company as its Senior Vice President and Chief Financial Officer. In 1999 he was appointed President and Chief Operating Officer of that company and served in that role until 2002. Other than his service on Cimarex’s board which began in October 2005, for the past five years Mr. Robertson has been a private investor. Mr. Robertson received a Bachelor of Science degree in Mechanical Engineering along with Master of Science degrees in both Mechanical Engineering and Nuclear Engineering from the Massachusetts Institute of Technology in 1973. He also has received a Masters Degree in Business Administration from National University in 1979. Mr. Robertson is a member of the National Association of Corporate Directors. There are no family relationships between Mr. Robertson and any of the other members of the Board of Directors or the Company’s officers.
Executive Officers
At this time, and during the past year, the Company’s executive officers, Ray Singleton and David Flake, are also board members. Their names, ages, principal occupations and/or employment during the past five years are set forth above. There are no family relationships between or among the officers and Board of Directors.
Directors are elected by the Company’s shareholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.
Board of Directors and its Committees
The business of the Company is managed under the direction of the Board of Directors. At March 31, 2007 the Board consisted of Ray Singleton, David Flake and Richard Rodgers. On April 4, 2007, our Bylaws were amended by the Board to increase the number of members of the Board from three (3) members to four (4) members. The Board then appointed Monroe Robertson as a member of the Board to fill the vacancy created by the foregoing amendment to the Bylaws. During the fiscal year ended March 31, 2007 (fiscal 2007) the Company held three Board meetings with 100% attendance at each meeting.
Each of the Company’s directors, except for Messrs. Flake and Singleton, qualifies as an “independent director” as defined under the published listing requirements of the American Stock Exchange. The independence definition includes a series of objective tests. For example, an independent director may not be employed by Basic and may not engage in certain types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and by the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Also, the Board determined that the members of the Audit Committee each qualify as “independent” under special standards established by the American Stock Exchange and the SEC for members of audit committees.
Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the

Company’s independent accountants, the annual financial statements of the Company prior to publication and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. It is the responsibility of the Audit Committee to review the effectiveness of the financial and accounting functions, operations, and internal controls implemented by Basic’s management.
At March 31, 2007 the Audit Committee consisted of Richard Rodgers and David Flake. On April 12, 2007 Monroe Robertson was appointed to the Audit Committee and on May 7, 2007 he was appointed Audit Committee Chairman. Also, on May 7, 2007 Mr. Flake resigned from the Audit Committee so that the committee would be entirely made up of independent directors. Therefore, the Audit Committee currently consists of Chairman Monroe Robertson and Richard Rodgers. The Board has certified both Mr. Robertson and Mr. Rodgers as financially literate, and Mr. Robertson as an “audit committee financial expert” under Securities Exchange Act for financial accounting expertise and independence. Both Mr. Robertson and Mr. Rodgers are considered “independent directors” under the listing standards of the American Stock Exchange.
During fiscal 2007 the Audit Committee met two times.
Compensation Committee. The responsibilities of the Compensation Committee (the “Committee”) of the Board of Directors are three-fold: first, establishing and administering the general compensation policies of the Company, second, setting the specific compensation for the Company’s chief executive officer (CEO) and lastly, recommending to the Board of Directors the independent director compensation.
During the past fiscal year, the composition of the Committee changed repeatedly. Initially the Committee was composed of Edgar Huffman, an independent, former board member and David Flake, an employee director. Following the resignation of Mr. Huffman in December 2006, the Board added Richard Rodgers, its new director, to the Committee. Thus, at March 31, 2007 the Committee was composed of Messrs. Flake and Rogers. On May 7, 2007, Monroe Robertson, a newly appointed director, was added to the Compensation Committee and on June 23, 2007 Mr. Flake resigned from the Committee so that the Committee would be entirely made up of independent directors. With the resignation of Mr. Flake (an employee director), the Committee is composed of Messrs. Rodgers and Robertson, two non-employee Directors, both of whom are independent under the guidelines of the American Stock Exchange listing standards. Mr. Rodgers serves as the Committee’s chairman.
The Company has several pre-existing compensation components including the Oil and Gas Incentive Compensation Plan and the 1995 Incentive Stock Option Plan, discussed in Item 10 Executive Compensation below. While these two plans are no longer active components of the Company’s compensation effort, these plans still generate ongoing compensation or potential benefits/compensation to vested individuals. The Committee possesses powers of administration for these existing plans due to required supervision and disclosure.
Compensation Committee Interlocks and Insider Participtation. No interlocking relationship exists between the members of the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.
Nominating Committee. On May 7, 2007 the Company established a Nominating Committee and appointed Messrs. Robertson and Rodgers as members.

Compliance with Section 16(a) of the Securities Exchange Act
Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors and shareholders of more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission (SEC). Officers and directors are required by SEC regulations to furnish Basic with the information necessary for the Company to file all required Section 16(a) reports. During fiscal 2007 all required reports were filed timely.
Code of Ethics
The Company has adopted a Code of Ethics as defined in Item 406 of Regulation S-B that applies to its directors, principal executive and financial officer and persons performing similar functions. The Code of Ethics can be found on the Company’s website at http://www.basicearth.net.
ITEM 10
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Having been recently reconstituted, the Committee is developing and finalizing a new Compensation Policy. While not yet finalized, the Compensation Committee is committed to a strong link between business performance and the attainment of strategic goals with the Company’s compensation and benefit programs. It is expected that the compensation policy will support the overall objective of maximizing the return to the Company’s shareholders by:
•	Attracting, developing, rewarding, and retaining highly qualified and productive individuals.

•	Directly aligning compensation to both Company and individual performance.

•	Encouraging executive stock ownership to enhance a mutuality of interest with the Company’s shareholders.
This policy is intended to provide incentives that promote both the short-term and long-term financial objectives of the Company. Base salary and performance bonuses are designed to reward achievement of short-term objectives while long-term incentive compensation is intended to encourage executives to focus on the long-term goals of the Company. The Committee is working closely with management to attain these objectives. While the Compensation Committee may delegate some of its powers to management from time to time, the Committee retains oversight of management’s actions.
External market data will be reviewed periodically to determine the competitiveness of the Company’s compensation arrangements for its executive officers and other significant employees. The following is a description of the expected elements of executive compensation and how each relates to the objectives and policy outlined above.
Base Salary. The Compensation Committee will periodically review the base salary of its Chief Executive Officer (CEO) and certain other significant employees. Salary levels will be structured to be competitive relative to the compensation paid to industry peers based on job description, experience, level and scope of responsibility, and Company and individual performance.
Performance Bonuses. Cash bonuses will be awarded to executive officers and other significant employees to recognize and reward Company and individual performance. Performance bonuses to executive officers are subject to the discretion of the Board of Directors and focus on performance criteria including but not limited to: production volume, reserve replacement, finding costs, internal and external prospect generation and the Company’s overall financial performance. Bonuses may be awarded at the discretion of the Company’s CEO to other employees whose efforts and performance are judged to merit such bonuses. The amount an individual may earn is directly dependent upon the individual’s ability to impact the Company’s operating and/or financial success.
Prior to his resignation from the Board, Mr. Huffman, the Company’s former Compensation Committee Chairman, had contemplated bonuses for the Company’s employees, including the Company’s CEO. However, these bonuses were never awarded. Subsequent to fiscal 2007 year end, the Compensation Committee, at the behest of the Company’s CEO, awarded these bonuses to Messrs. Singleton and Flake in the amount of $22,500 and $20,500, respectively, along with bonuses to other employees. Following this action, Mr. Singleton declined his bonus. These bonuses are not included in the Executive Officer Compensation table below in that they occurred following the fiscal year end, but will be included in next year’s report.
Long-Term Incentive Compensation. The Committee believes that stock ownership is a powerful incentive to align Company personnel with the Company’s long-term goal of maximizing shareholder value. However, both the CEO and its other executive officer, in the aggregate, currently own approximately 30% of the Company stock. Over two-thirds of this stock was purchased at market prices from then existing shareholders. The remainder was acquired through a now discontinued ESOP program, or through the exercise of stock options. As a result, the long term interests of the Company’s CEO and other executive officer are strongly aligned with the shareholders. Currently, the Company has no active, qualified stock grant or stock option plan for employees.
Other Benefits. The executive officers are entitled to the same benefits coverage as other employees such as health insurance, participation in the Company’s 401(k) plan and the reimbursement of ordinary and reasonable business expenses. The CEO receives other benefits as described in the Summary Compensation Table. The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for its executive officers.
Chief Executive Officer. The Compensation Committee believes that Mr. Singleton has done an admirable job of leading and managing the Company. The Compensation Committee believes that Mr. Singleton has positioned the Company to maintain growth while expanding and diversifying the volume and breadth of the Company’s business in terms of geography, risk and reserve potential. Furthermore, he has been successful in increasing the Company’s reserves, production and cash flow; all key criteria to Company growth. While the Committee acknowledges a decline in the Company’s stock price over the last year, this criteria is influenced by market forces; many of which are beyond Mr. Singleton’s control. The Committee prefers for Mr. Singleton to focus on growth fundamentals and will create incentives for him to do so in the future.
Cash compensation attributable to Mr. Singleton’s employment during fiscal 2007 consisted of his $102,183 base salary and a cash bonus of $3,981. Mr. Singleton’s base salary was increased in September 2006 by the previous Compensation Committee Chairman following 24 months without an increase. Regardless of performance, Mr. Singleton’s total compensation package ranks at the low end of the compensation scale for petroleum engineers, much less that of a company’s chief executive officer. Based upon the executive compensation criteria discussed above, the performance results of the Company in particular and, when compared to compensation levels of chief executive officers for companies of a similar size to Basic, the Compensation Committee believes that an increase in compensation is warranted for Mr. Singleton in fiscal 2008.
Although the Compensation Committee did not award Mr. Singleton any equity-based incentives in fiscal 2007, it may do so in the future to provide long term incentive compensation and further align his financial interests with those of the Company’s shareholders.

Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-KSB/A.
COMPENSATION COMMITTEE
Richard K. Rodgers
Monroe W. Robertson
Summary Compensation Table
The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer and Chief Financial Officer for fiscal 2007 and 2006. No other director, officer or employee received annual compensation that exceeded $100,000.

				Non-Equity	All
Name and	Fiscal	Salary	Bonus	Incentive Plan	Other	Total
Principal Position	Year	($)	($)	Compensation	Compensation	($)
				(1)	(2)
Ray Singleton	2007	$102,183	$3,981	$5,983	$4,031	$116,178
President and Chief	2006	$101,942	$3,654	$8,914	$3,792	$118,302
Executive Officer

David Flake	2007	$90,798	$3,562	$4,731	$3,119	$102,210
Secretary/Treasurer,	2006	$88,760	$3,269	$7,048	$2,839	$101,916
Chief Financial Officer and Controller

(1)	The amount shown for each executive officer is the amount paid or accrued through the Oil and Gas Incentive Compensation Plan for fiscal 2007 and 2006, respectively.

(2)	For Mr. Singleton, amount includes matching funds contributed by the Company to its 401(k) plan of $3,254 and $3,082 for fiscal 2007 and 2006, respectively. It also includes $777 and $710 for premiums paid by the Company on a life insurance policy for Mr. Singleton during fiscal 2007 and 2006, respectively. Mr. Singleton designates the beneficiary. For Mr. Flake, all amounts are for matching funds contributed by the Company to its 401(k) plan for his benefit.
Effective April 1, 1980 the Company adopted an Oil and Gas Incentive Compensation Plan (the O&G Plan) for key employees. Through this O&G Plan, Basic pays to the O&G Plan participants, consisting of both former and current key employees, a portion of its net revenue (after deducting operating expenses) from certain properties. Under the O&G Plan rules, the portion of the net revenue contributed from any property cannot exceed 5% of Basic’s interest in that property. While payments are still made to the O&G Plan participants due to previous grants, the last time a new property was added to the O&G Plan was in 1988.
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
On July 27, 1995 the Board of Directors adopted the 1995 Incentive Stock Option Plan (the ISO Plan) and in October 1995, the Company’s shareholders approved the ISO Plan. The ISO Plan remained in effect for a period of ten years, expiring on July 26, 2005. This ISO Plan was established to provide a flexible and comprehensive stock option and incentive plan which permitted the granting of long-term incentive awards to employees, including officers and directors employed by the Company or its subsidiary, as a means of enhancing and strengthening the Company’s ability to attract and retain those individuals on whom the continued success of the Company most depends.
Of the 1,000,000 shares authorized under the ISO Plan, prior to its expiration, options for only 665,000 shares were granted. Of that amount and as of July 23, 2007, 50,000 options expired unexercised, 425,000 options were exercised at strike prices ranging from $0.0325 to $0.175 per share, and 190,000 options remain unexercised. During the years the ISO Plan was active, 240,000 qualified options were granted, of which 165,000 were granted to Mr. Singleton. As of March 31, 2007 Mr. Singleton had 90,000 unexercised qualified options.
In October 1997 Basic implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to work for the Company one year before they become eligible to participate in the 401(k) Plan. The Company matches 100% of the employee’s contribution up to 3% of the employee’s salary. Contributions are vested when made. Contributions to the 401(k) Plan on behalf of Messrs. Singleton and Flake are also included in the All Other Compensation column in the Summary Compensation Table above.
Outstanding Equity Awards at Fiscal Year End
The following table provides information on the current stock option holdings by each of the named executive officers and directors as of March 31, 2007. The Company has not granted any stock awards as of March 31, 2007. This table includes unexercised stock options.

	Option Awards
			Equity
			Incentive Plan
	Number of	Number of	Awards: No. of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (3)	Price	Date
Ray Singleton	90,000	—	N/A	$0.1150	12/5/07

David Flake	25,000	—	N/A	$0.0900	7/25/07
	25,000	—	N/A	$0.0325	7/26/08
	25,000	—	N/A	$0.0420	7/26/09
	25,000	—	N/A	$0.1325	7/26/10
The Company has no contract with any officer which would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer’s employment with the Company or from a change in control of the Company or a change in any officer’s responsibilities following a change in control.

Director Compensation
During fiscal 2007, directors received no compensation for their services to the Company as directors, but were reimbursed for out-of-pocket expenses incurred to attend board meetings. From July 1995 until its expiration in July 2005, the Incentive Stock Option Plan (“the ISO Plan”) noted above provided eligible, non-employee members of the Board of Directors of Basic or its subsidiaries (Non-Employee Directors) to receive, as compensation for their services, grants of certain options to purchase common stock of the Company. During the years the ISO Plan was active, 425,000 non-qualified options were granted to independent directors: 250,000 to Edgar Huffman and 175,000 to David Flake. As of March 31, 2007 Mr. Huffman had exercised all of his options while Mr. Flake has 100,000 unexercised non-qualified options.
On March 8, 2007 the Board of Directors adopted a new Director Compensation Plan. On April 12, 2007 the Board of Directors resolved issues concerning the Plan and then ratified the Plan effective April 1, 2007. As of March 31, 2007, no director compensation had been granted under this Plan.
With respect to this Plan, independent director compensation will consist of a cash retainer, meeting fees, committee fees and stock grants. Independent directors will receive an annual cash retainer of $16,000, in addition to $2,000 and $500 for quarterly and monthly Board meetings, respectively. Committee chairpersons of the Audit, Compensation and Nominating Committees will receive $5,500, $4,500 and $3,500, respectively. Additionally, independent board members will receive an annual stock grant equal to $36,000 vested over three years. The number of shares included in each grant will be determined based upon the average closing price of the ten trading days preceding each April 1 anniversary date. Thus, effective April 1, 2007, subject to vesting, Messrs. Robertson and Rodgers are entitled to stock grants of 22,713 shares each.
ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
Set forth below, as of June 23, 2007, is information concerning stock ownership of all persons, or group of persons, known by the Company to own beneficially 5% or more of the shares of Basic’s common stock and all directors and executive officers of the Company, both individually and as a group, who held such positions in fiscal 2007. Basic has no knowledge of any other persons, or group of persons, owning beneficially more than 5% of the outstanding common stock of the Company as of June 23, 2007.

		Percent of
		Outstanding
Name and Address	Shares of Common Stock	Shares Beneficially
of Beneficial Owner	Beneficially Owned	Owned
Ray Singleton	4,415,412	26.04%
Denver, CO (a)

David Flake	683,535	4.03%
Denver, CO (b)

Monroe W. Robertson	5,000	(d )
Denver, CO (c)

All officers and directors	5,103,947	30.07%
as a group (3 persons) (a), (b) and (c)

(a)	All 4,415,412 shares are owned directly by Mr. Singleton.

(b)	Represents 644,849 shares owned directly by Mr. Flake and 38,686 shares with indirect beneficial ownership.

(c)	All 5,000 shares are owned directly by Mr. Robertson.

(d)	Less than 1%
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
With respect to prospects initiated during either fiscal 2007 or 2006, none of Basic’s officers or directors participated with the Company. However, in previous years, Mr. Singleton participated with the Company in certain acquisitions. With respect to his working interest in the five wells in which he currently has a working interest, at March 31, 2007 Mr. Singleton had a net credit balance of approximately $12,000. This was due to his share of proceeds from the sale of well production equipment exceeding the amount due from him for his share of operating expenses. At March 31, 2006 the Company had an approximate $3,000 receivable from Mr. Singleton for his share of operating expenses. Also at March 31, 2007 and 2006, the Company had approximate $500 and $3,000 payables to him, respectively, for his share of net revenue from these wells.
During fiscal 2007 and 2006 there were no other material related party transactions.
ITEM 13
EXHIBITS

Exhibit No.	Document
14.1[1]	Code of Business Conduct and Ethics

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

[1]	Previously filed and incorporated herein by reference

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Hein & Associates LLP (Hein), in each of the last two fiscal years.

	Years Ended March 31,
	2007	2006
Audit fees (1)	$50,953	$38,155
Audit-related fees (2)	2,125	—
Tax fees (3)	10,000	5,500
All other fees (4)	—	—

	$63,078	$43,655

(1)	Reflects fees billed for the audit of the Company’s consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.

(2)	Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)	Reflects fees billed for tax compliance, tax advice and preparation of the Company’s federal tax return.

(4)	Reflects fees, if any, for other products or professional services not related to the audit of the Company’s consolidated financial statements and review of its quarterly reports, or for tax services.
Pre-Approval Policies and Procedures
The audit committee approves all audit, audit-related services, tax services and other services provided by Hein. Any services provided by Hein that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In fiscal 2007, none of the fees paid to Hein were approved pursuant to the de minimus exception.
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Basic and in the capacities indicated.

BASIC EARTH SCIENCE SYSTEMS, INC.

Date

/s/ Ray Singleton	July 25, 2007

Ray Singleton, President

/s/ David Flake	July 25, 2007

David Flake, Chief Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ David Flake	July 25, 2007

David Flake, Director

/s/ Monroe W. Robertson	July 25, 2007

Monroe W. Robertson, Director and
Audit Committee Chairman

/s/ Richard K. Rodgers	July 25, 2007

Richard K. Rodgers, Director and
Compensation Committee Chairman

/s/ Ray Singleton	July 25, 2007

Ray Singleton, Director

EXHIBIT INDEX

Exhibit No.	Document
14.1[1]	Code of Business Conduct and Ethics

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Flake, Chief Financial Officer).

[1]	Previously filed and incorporated herein by reference