Form 10QSB
period 2007-06-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2007-08-14
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on August 7, 2007: 16,980,187

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30	March 31
	2007	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,055,000	$2,523,000
Accounts receivable:
Oil and gas sales	724,000	825,000
Joint interest and other receivables, net	375,000	436,000
Other current assets	247,000	262,000

Total current assets	4,401,000	4,046,000

Oil and gas property, full cost method:
Proved property	27,693,000	27,686,000
Unproved property	1,232,000	1,199,000
Accumulated depreciation and depletion	(18,016,000)	(17,842,000)

Net oil and gas property	10,909,000	11,043,000
Other non-current assets, net	359,000	363,000

Total non-current assets	11,268,000	11,406,000

Total Assets	$15,669,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30	March 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities
Current liabilities:
Accounts payable	$362,000	$744,000
Accrued liabilities	1,241,000	1,245,000

Total current liabilities	1,603,000	1,989,000

Long-term liabilities:
Deferred tax liability	746,000	581,000
Asset retirement obligation	1,828,000	1,802,000

Total long-term liabilities	2,574,000	2,383,000

Shareholders’ Equity:
Preferred stock, $.001 par value
Authorized - 3,000,000 shares
Issued - 0 shares	—	—
Common stock, $.001 par value
Authorized - 32,000,000 shares
Issued – 17,304,752 shares	17,000	17,000
Additional paid-in capital	22,730,000	22,730,000

Accumulated deficit	(11,232,000)	(11,644,000)
Treasury stock (349,565 shares at June 30 and 349,265 at March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	11,492,000	11,080,000

Total Liabilities and Shareholders’ Equity	$15,669,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30
	2007	2006
Revenue:
Oil and gas sales	$1,603,000	$1,973,000
Well service revenue	11,000	11,000

Total revenue	1,614,000	1,984,000

Expenses:
Oil and gas production	494,000	470,000
Production tax	126,000	122,000
Well service expenses	11,000	12,000
Depreciation and depletion	177,000	152,000
Accretion of asset retirement obligation	27,000	25,000
Asset retirement expense	17,000	14,000
General and administrative	168,000	150,000

Total operating expenses	1,020,000	945,000

Income from operations	594,000	1,039,000

Other income (expense):
Interest and other income	33,000	1,000
Interest expense	—	(6,000)

Total other income (expense)	33,000	(5,000)

Income before income taxes	627,000	1,034,000

Current income tax expense	50,000	17,000
Provision for deferred taxes	165,000	300,000

Total income taxes	215,000	317,000

Net income	$412,000	$717,000

Net income per share:
Basic	$0.024	$0.043
Diluted	$0.024	$0.042

Weighted average common shares outstanding:
Basic	16,955,240	16,780,487
Diluted	17,133,137	17,129,832
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended June 30
	2007	2006
Cash flows from operating activities
Net income	$412,000	$717,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	177,000	152,000
Deferred tax liability	165,000	300,000
Accretion of asset retirement obligation	27,000	25,000
Change in:
Accounts receivable, net	162,000	(72,000)
Other assets	24,000	51,000
Accounts payable and accrued liabilities	(387,000)	222,000
Other	2,000	1,000

Net cash provided by operating activities	582,000	1,396,000

Cash flows from investing activities
Capital expenditures:
Oil and gas property	(47,000)	(591,000)
Support equipment	(2,000)	(3,000)
Proceeds from sale of oil and gas property and equipment	6,000	—
Other	(7,000)	6,000

Net cash used in investing activities	(50,000)	(588,000)

Cash flows from financing activities
Proceeds from borrowing	—	565,000
Bank debt payments	—	(1,010,000)

Net cash provided by/(used in) financing activities	—	(445,000)

Cash and cash equivalents:
Net increase	532,000	363,000
Balance at beginning of period	2,523,000	78,000

Balance at end of period	$3,055,000	$441,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,000
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
The accompanying interim financial statements of Basic Earth Science Systems, Inc. (sometimes referred to as the Company) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.
At the directive of the Securities and Exchange Commission to use “plain English” in its public filings, the Company will use such terms as “we”, “our” and “us” in place of Basic Earth Science Systems, Inc. or “the Company”. When such terms are used in this manner throughout this document they are in reference only to the corporation, Basic Earth Science Systems, Inc. and its subsidiaries, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.
The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in our’s Form 10-KSB for the year ended March 31, 2007.
Forward-Looking Statements
This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements included in this Form 10-QSB.
1. Summary of Significant Accounting Policies
Cash and Cash Equivalents. For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, we consider all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents.
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There are many factors, including global events, which may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations.
Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
At June 30, 2007 we recorded income tax expense of $215,000. This includes a current year expense of $50,000 and a deferred tax provision of $165,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.
On April 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007 we made no provisions for interest or penalties related to uncertain tax positions.
Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on 2007 net income.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and then sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, we believe the cash generated from operations will enable us to meet our existing and normal recurring obligations as they become due in fiscal 2008. In addition, as mentioned in the “Bank Debt” section below, we have $4,000,000 of available borrowing capacity as of August 7, 2007.
Working Capital. At June 30, 2007 we had a working capital surplus of $2,798,000 (a current ratio of 2.75:1) compared to a working capital surplus at March 31, 2007 of $2,057,000 (a current ratio of 2.03:1). The increase from March 31 to June 30 is a result of our improved cash position.
Cash Flow. Net cash provided by operating activities dropped 58% from $1,396,000 in the quarter ended June 30, 2006 to $582,000 in the quarter ended June 30, 2007. This decrease was primarily due to a lower average oil price and declining sales volumes, as well as a $609,000 difference from the change in accounts payable and accrued liabilities.
Net cash used in investing activities dropped 91% from $588,000 in 2006 to $50,000 in 2007. This decline is merely a matter of timing with respect to the various projects discussed in the Contemplated Activities section below.

Bank Debt. Our current banking relationship, established in March 2002, is with American National Bank, located in Denver, Colorado. Under the terms of our loan agreement, we have a $20,000,000 line of credit and a current borrowing base of $4,000,000 with a maturity date of December 31, 2008. The interest rate is the prime rate plus one-quarter of one percent (0.25%). We are also required to pay an Unused Commitment fee of one-half of one percent (0.50%) per annum on the difference between the outstanding balance and the borrowing base amount.
In the past we have utilized our credit facility to fund short-term working capital needs, finance drilling and/or re-completion efforts and fund property acquisitions, and may do so in the future.
Hedging. In the past we have used hedging techniques to limit our exposure to oil price fluctuations. Typically we will utilize either futures or option contracts. We did not hedge any of our production during the quarter ended June 30, 2007 and at June 30, 2007 we had no open futures, forwards or option contracts in place to hedge future production.
CAPITAL EXPENDITURES
During our first quarter ended June 30, 2007 our capital investments totaled approximately $47,000. The majority of these expenditures (66%) were for drilling costs associated with the Christmas Meadows project in Summit County, Utah.
Subsequent Events
The following developments occurred after June 30, 2007.
Williston Basin, Banks Prospect. In late July 2007, the LM #2, a horizontal Rival formation well in McKenzie County, North Dakota, was stimulated with 4,000 gallons of gelled hydrochloric acid foamed to 65 quality with nitrogen. At this time, the project appears to have been successful. The well is producing approximately 65 barrels of oil, 85 barrels of salt water and 125 Mcf of gas per day. However, this total fluid rate has not yet stabilized and is the maximum the well can make with the current subsurface design. Once the well stabilizes with this design, the operator, Missouri Basin Well Service, Inc., plans to measure bottom-hole pressure to aid in designing a new configuration that will maximize production. Basic has an approximate 20% working interest in this well and spent approximately $25,000 on this effort.
Contemplated Activities
In addition to the discussion in Capital Expenditures and Subsequent Events described above, we anticipate pursuing the following activities during the remainder of fiscal 2008.
Williston Basin. Based on the success of the gelled acid stimulation in the Banks area, we expect to use this technique in the Indian Hill Field. We are anticipating the receipt of three proposals which address the stimulation of the Lynn #1, #2 and #3. These wells are also operated by Missouri Basin Well Service, Inc. Our working interest differs slightly in each well, but is approximately 20%. Based on this, we expect to spend approximately $25,000 on each well.
On our Banks prospect, we expect to receive two proposals in the near future. First, a proposal to re-

enter the temporarily abandoned LM #1, exit the existing casing and drill a horizontal lateral to evaluate the remaining acreage within that section. This effort is expected to be undertaken this fall. Our initial working interest ownership in the LM #1 was approximately 20%. While Basic’s interest in the entire section is estimated to be approximately 12.5%, the exact interest will not be finalized until a title analysis of the section is received. If this interest estimate is correct, our drilling cost will be approximately $140,000. The second expected proposal will be to drill a new well in Section 4 or 5, immediately north of the Pederson #1-10H, located in Section 10 and operated by Zenergy Inc. This well is expected to cost approximately $3.5 million to drill and complete. However, until the exact location is determined, our percentage interest and proportionate cost can not be precisely quantified. Theoretically, our interest could vary from 5% to 20% requiring an investment of $175,000 to $700,000.
In the TR Madison Unit, we expect to drill one additional well this summer. The well is estimated to cost $2.5 million or $26,500 to our 1% interest.
In Montana, the Company and its 50% partner expect to drill a vertical Red River test on the South Flat Lake prospect in fiscal 2008. If successful, it is possible that as many as 4 development wells could be drilled. The initial well is expected to cost approximately $1.5 million dollars to drill and complete. While we now own and could participate for its 50% interest in this prospect, if the Company and its partner sell a portion of this prospect as they intend, our interest would be proportionately reduced. We expect to be the operator of the property.
Other Areas. On our Antenna Federal property in Weld County, Colorado, we have disclosed for a number of years plans to deepen three additional Codell formation wells to the J-Sand formation. These efforts were never undertaken due to various issues including repeated sales/mergers of our partner on the property and Bureau of Land Management permitting requirements. In March 2006 the Colorado Oil and Gas Conservation Commission promulgated Rule 318Ae which effectively allows 20 acre spacing in the Wattenburg Field; essentially 32 wells per section. We have had several meetings with the current operator, Kerr-McGee Oil & Gas Onshore, LP. Based on these discussions we expect that we and Kerr McGee will drill 16 new wells in the section. We will initially have a working interest in 11 of these new wells and our interest will vary from 15% to 60% depending on where each well is located in the section. Kerr McGee expects to launch drilling operations in the second or third quarter of fiscal 2008 and drill all 16 wells back-to-back. Some of these wells will only be drilled to the Codell formation; others will be drilled to the deeper J-Sand, but will initially only be produced from the Codell formation. On those wells drilled to the J-Sand, we will only pay our proportionate share of the incremental drilling and completion costs to the Codell formation (potentially as low as 15%). Only when the well is completed and productive in the J-Sand will we pay our proportionate share (potentially as high as 60%) of just the incremental drilling and completion costs from the Codell to the J-Sand. While we will initially only have a working interest in 11 wells, once all the J-Sand wells have been placed on production, we will have a working interest in 14 of the 16 new wells. We expect our proportionate share of initial drilling costs to be $1.75 million. At this point, we believe that it is highly likely that the preceding will occur. However, given the history of this property, its numerous changes in ownership and its complex land issues there can be no assurances in this matter and these plans may again be altered by unforeseen events.
We are continually evaluating other drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of due diligence. Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken. We caution that the absence of news and/or press releases should not be interpreted as a lack of development or activity.

We may alter or vary all, or part, of these contemplated activities based upon changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout, joint venture or loan terms, lack of cash flow, lack of funding and/or other events which we are not able to anticipate.
Divestitures/Abandonments
We have previously disclosed that we hold a number of marginal, operated and non-operated properties that provide minimal impact to our operations. The adoption of SFAS No. 143 in April 2003 has caused us to carefully quantify and evaluate our asset retirement liability and the possibility of realizing salvage value from equipment in excess of plugging costs. As a result, we intend to more actively direct and exploit these assets in the future.
RESULTS OF OPERATIONS
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
Overview. Net income in the quarter ended June 30, 2007 (2007) was $412,000 compared to net income of $717,000 in the quarter ended June 30, 2006 (2006), a decrease of 43%.
Revenues. Oil and gas sales revenue decreased $370,000 (19%) in 2007 from 2006. Oil sales revenue decreased $378,000 (22%) as a result of both lower sales volume and prices. The decrease in oil sales volume had a negative impact of $310,000 while lower oil prices dropped oil sales revenue another $68,000. Gas sales revenue increased $8,000 (3%) in 2007 over 2006. A positive variance of $29,000 from higher natural gas prices was reduced by a $21,000 negative variance from lower gas sales volume.
Volumes and Prices. Oil sales volume declined 18%, from 27,100 barrels in 2006 to 22,300 barrels in 2007 while there was a 5% drop in the average price per barrel from $63.82 in 2006 to $60.77 in 2007. The drop in oil sales volume can be attributed mainly to expected production declines from our Richland County, Montana Bakken producers. Gas sales volume declined 9%, from 37.5 million cubic feet (MMcf) in 2006 to 34.2 MMcf in 2007, while the average price per Mcf rose 13%, from $6.44 in 2006 to $7.30 in 2007. The drop in gas sales volume is primarily due to production declines from our Antenna Federal property in Weld County, Colorado. As discussed in the Capital Expenditure section above, we hope to begin a 16-well drilling program on this property later this year to take advantage of a new rule that allows for 20-acre spacing in the Wattenburg field. On an equivalent barrel (BOE) basis, sales volume declined 16% from 33,400 BOE in 2006 to 28,000 BOE in 2007.
Expenses. Oil and gas production expense increased $24,000 (5%) in 2007 over 2006. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $28,000 (8%) from $366,000 in 2006 to $394,000 in 2007 while workover expense decreased $4,000 (4%) from $104,000 in 2006 to $100,000 in 2007. Mainly as a result of the decrease in BOE sales volume, routine lease operating expense per BOE rose 28% from $10.96 in 2006 to $14.39 in 2007 while workover expense per BOE increased 14% from $3.14 in 2006 to $3.59 in 2007.
Production taxes, which are generally a percentage of sales revenue, increased $4,000 (3%) in 2007 over 2006. Production taxes, as a percent of sales revenue jumped from 6.2 percent in 2006 to 7.9 percent in 2007 as a result of the elimination of certain Montana tax incentives that were allowed during the first two years of production after new wells are drilled and completed. The overall lifting cost per BOE rose 25% from $17.74 in 2006 to $22.18 in 2007.
Depreciation and depletion expense increased $25,000 (16%) in 2007 over 2006 as a result of an increase in the full cost pool depletable base.
We recorded a $27,000 expense for the accretion of its asset retirement obligation in 2007 compared to a $25,000 charge in 2006 and an asset retirement expense of $17,000 in 2007 compared to $14,000 in 2006.
General and administrative expense increased $18,000 (12%) in 2007 over 2006. Increases in SEC reporting and audit-related expenses, as well as additional expenses associated with expansion of our board of directors and related compensation plan were only partially offset by a decrease in employee benefits. G&A expense per BOE increased 33% from $4.51 in 2006 to $6.00 in 2007. G&A expense as a percent of total sales revenue rose from 7.6% in 2006 to 10.5% in 2007.
Liquids and Natural Gas Production Sales Price and Production Cost
     The following table shows selected financial information for the quarter ended June 30 in the current and prior year.

	2007	2006
Sales volume:
Oil (barrels)	22,300	27,100
Gas (Mcf)	34,200	37,500

Revenue:
Oil	$1,353,000	$1,731,000
Gas	250,000	242,000

Total	1,603,000	1,973,000
Total production expense[1]	620,000	592,000

Gross profit	$983,000	$1,381,000

Depletion expense	$174,000	$150,000

Average sales price:
Oil (per barrel)	$60.77	$63.82
Gas (per Mcf)	$7.30	$6.44
Average production expense[1,2,3]	$22.18	$17.74
Average gross profit[2,3]	$35.12	$41.37
Average depletion expense[2,3]	$6.21	$4.49
Average general and administrative expense[2,3]	$6.41	$4.51

[1]	Operating costs, including production tax

[2]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[3]	Averages calculated based upon non-rounded figures

Other Income (expense). Due to significantly higher cash balances in 2007 relative to 2006, interest and other income, which consists almost entirely of interest income, increased from $1,000 in 2006 to $33,000 in 2007. Interest expense in 2006 was from short-term debt financing.
Income Taxes. In 2007 we recorded income tax expense of $215,000 comprised of a current year income tax provision of $50,000 and a deferred income tax provision of $165,000. This compares to a 2006 income tax expense of $317,000 comprised of a current year tax provision of $17,000 and a deferred income tax provision of $300,000. The effective tax rate for 2007 is 34% of pre-tax income compared to 31% for 2006. The difference is the utilization in 2006 of our remaining net deferred tax asset.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts. The Company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and gas property, the accounting for oil and gas reserves and the estimate of its asset retirement obligations.
Oil and Gas Property. We utilize the full cost method of accounting for costs related to our oil and gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling.
Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-two percent of our reported oil and gas reserves at March 31, 2007 and June 30, 2007 are based on estimates prepared by an independent petroleum engineering firm. The remaining eight percent of our oil and gas reserves were prepared in-house.

Asset Retirement Obligations. We have significant obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that we estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. We review the estimate of our future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.
OFF BALANCE SHEET TRANSACTIONS, ARRANGEMENTS OR OBLIGATIONS
We have no material off balance sheet transactions, arrangements or obligations.
RECENT ACCOUNTING PRONOUNCEMENTS
On April 1, 2007 we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007 we made no provisions for interest or penalties related to uncertain tax positions.
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flow.
In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 15 (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

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
As of June 30, 2007 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
(Cumulative from March 31, 2007)
Item 1. Legal Proceedings
None
Item 2. Changes in Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
During the quarter ended June 30, 2007 there were no meetings of Basic’s shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.
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

Date: August 13, 2007

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