Form 10QSB
period 2007-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2007-11-13
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on November 7, 2007: 17,030,187

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30	March 31
	2007	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,641,000	$2,523,000
Accounts receivable:
Oil and gas sales	994,000	825,000
Joint interest and other receivables, net	429,000	436,000
Other current assets	268,000	262,000

Total current assets	5,332,000	4,046,000

Oil and gas property, full cost method:
Proved property	28,012,000	27,686,000
Unproved property	1,248,000	1,199,000
Accumulated depreciation and depletion	(18,193,000)	(17,842,000)

Net oil and gas property	11,067,000	11,043,000
Other non-current assets, net	375,000	363,000

Total non-current assets	11,442,000	11,406,000

Total Assets	$16,774,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30	March 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities
Current liabilities:
Accounts payable	$360,000	$744,000
Accrued liabilities	1,574,000	1,245,000

Total current liabilities	1,934,000	1,989,000

Long-term liabilities:
Deferred tax liability	986,000	581,000
Asset retirement obligation	1,805,000	1,802,000

Total long-term liabilities	2,791,000	2,383,000

Shareholders’ Equity
Preferred stock, $.001 par value Authorized - 3,000,000 shares Issued - 0 shares	—	—
Common stock, $.001 par value 32,000,000 shares authorized; 17,329,752 shares issued at September 30 and 17,304,752 at March 31	17,000	17,000
Additional paid-in capital	22,732,000	22,730,000
Accumulated deficit	(10,677,000)	(11,644,000)
Treasury stock (349,565 shares at September 30 and 349,265 March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	12,049,000	11,080,000

Total Liabilities and Shareholders’ Equity	$16,774,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Quarters Ended
	September 30		September 30
	2007	2006	2007	2006
Revenue
Oil and gas sales	$3,392,000	$4,021,000	$1,789,000	$2,048,000
Well service revenue	16,000	25,000	5,000	14,000

Total revenue	3,408,000	4,046,000	1,794,000	2,062,000

Expenses
Oil and gas production	957,000	908,000	463,000	438,000
Production tax	283,000	265,000	157,000	143,000
Well service expenses	17,000	28,000	6,000	16,000
Depreciation and depletion	356,000	305,000	179,000	153,000
Accretion of asset retirement obligation	48,000	39,000	21,000	14,000
Asset retirement expense	19,000	94,000	2,000	80,000
General and administrative	323,000	273,000	155,000	123,000

Total operating expenses	2,003,000	1,912,000	983,000	967,000

Income from operations	1,405,000	2,134,000	811,000	1,095,000

Other income (expense)
Interest and other income	75,000	9,000	42,000	8,000
Interest and other expenses	(8,000)	(6,000)	(8,000)	—

Total other income	67,000	3,000	34,000	8,000

Income before income taxes	1,472,000	2,137,000	845,000	1,103,000

Current income tax expense	100,000	27,000	50,000	10,000
Provision for deferred taxes	405,000	613,000	240,000	313,000

Total income taxes	505,000	640,000	290,000	323,000

Net income	$967,000	$1,497,000	$555,000	$780,000

Net income per share:
Basic	$.057	$.089	$.033	$.046
Diluted	$.056	$.087	$.032	$.045

Weighted average common shares outstanding:
Basic	16,964,503	16,789,913	16,973,665	16,799,237
Diluted	17,132,679	17,129,038	17,132,144	17,128,125
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income	$967,000	$1,497,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	356,000	305,000
Deferred tax liability	405,000	613,000
Accretion of asset retirement obligation	48,000	39,000
Change in:
Accounts receivable, net	(162,000)	123,000
Other assets	3,000	(327,000)
Accounts payable and accrued liabilities	(100,000)	55,000
Other	5,000	4,000

Net cash provided by operating activities	1,522,000	2,309,000

Cash flows from investing activities:
Capital expenditures:
Oil and gas property	(383,000)	(808,000)
Support equipment	(5,000)	(21,000)
Insurance settlement	—	161,000
Proceeds from sale of oil and gas property and equipment	6,000	—
Other	(24,000)	7,000

Net cash used in investing activities	(406,000)	(661,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,000	3,000
Proceeds from borrowing	—	565,000
Long-term debt payments	—	(1,010,000)

Net cash provided by (used in) financing activities	2,000	(442,000)

Cash and cash equivalents:
Net increase	1,118,000	1,206,000
Balance at beginning of period	2,523,000	78,000

Balance at end of period	$3,641,000	$1,284,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	$6,000
Cash paid for oil and gas property	$159,000	$704,000
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
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
The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in our Form 10-KSB for the year ended March 31, 2007.
Forward-Looking Statements
This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, the amount of and its ability to make debt service payments, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-QSB.
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
For the six months ended September 30, 2007 we recorded income tax expense of $505,000. This includes a current year expense of $100,000 and a deferred tax provision of $405,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.
On April 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007 we made no provisions for interest or penalties related to uncertain tax positions.
Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on 2007 net income.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, we believe the cash generated from operations will enable us to meet our existing and normal recurring obligations as they become due in fiscal 2008. In addition, as mentioned in the “Bank Debt” section below, Basic has $4,000,000 of borrowing capacity as of November 7, 2007.
Working Capital. At September 30, 2007 we had a working capital surplus of $3,398,000 (a current ratio of 2.76:1) compared to a working capital surplus at March 31, 2007 of $2,057,000 (a current ratio of 2.03:1). The increase from March 31 to September 30 is primarily a result of our improved cash position.
Cash Flow. Net cash provided by operating activities dropped 34% from $2,309,000 in the six months ended September 30, 2006 to $1,522,000 in the six months ended September 30, 2007. This decrease was primarily due to declining sales volumes, as well as a $440,000 negative variance from the change in accounts payable and accrued liabilities.
Net cash used in investing activities dropped 39% from $661,000 in 2006 to $406,000 in 2007. This decline is merely a matter of timing with respect to the various projects discussed in the Contemplated Activities section below.

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
Hedging. In the past we have used hedging techniques to limit our exposure to oil price fluctuations. Typically we will utilize either futures or option contracts. We did not hedge any of our production during the six months ended September 30, 2007 and at September 30, 2007 we had no open futures, forwards or option contracts in place to hedge future production.
CAPITAL EXPENDITURES
During the quarter ended September 30, 2007, we spent approximately $336,000 on various projects. When combined with first quarter investments, we have deployed $383,000 through the first six months of the current fiscal year. This compares to $217,000 and $808,000 for the quarter and six months ended September 30, 2006, respectively. Through the first six months of fiscal 2008, approximately $271,000 (70%) of expenditures were dedicated to our Antenna Federal development drilling project in Weld County, Colorado while drilling and completion efforts on our interest in the TR Madison Unit, in Billings County, North Dakota accounted for an additional $27,000 (7%).
Contemplated Activities
In addition to the discussion in Capital Expenditures described above, we anticipate pursuing the following activities during the remainder of fiscal 2008.
As noted above, we are in the midst of a sixteen well continuous development drilling program that will last until mid-January 2008. While the majority of wells will be drilled to the Codell formation, at least four wells will be drilled to the deeper J-Sand formation. We expect to have a 15% working interest in the Codell wells and a 30% to 60% working interest in J-Sand production (depending on actual well location). Completion and production testing is not expected to commence until after drilling operations have been finished. We expect to spend $1.7 million for our share of the cost of drilling and completing these wells. Kerr-McGee Oil & Gas Onshore, LP will be the operator of the project.
In Montana, the Company and its 50% partner expect to drill a vertical Red River test on the South Flat Lake prospect in fiscal 2008. If successful, it is possible that as many as 4 development wells could be drilled. The initial well is expected to cost approximately $1.25 million to drill. While we now own and could participate for our 50% interest in this prospect, if we and our partner sell a portion of this prospect as intended, our interest would be proportionately reduced. We expect to be the operator of this property.
In the TR Madison Unit, following the success of the well we drilled last summer, we have been notified to plan to drill three to five additional horizontal wells during the 2008 calendar year; one of which may be started as early as this December. These wells are estimated to cost $2.8 million each or $30,000 for our 1% interest. Encore Acquisition Company is the operator of this project.

We have received notification from our partners that they expect to hydraulically stimulate the Lynn #3 in the Indian Hill field at the end of November 2007. This well has never been stimulated beyond an initial acid clean-up and is currently pumping 20 barrels of oil per day from the Mission Canyon formation. We have an approximate 20% working interest and expect to spend $60,000 on this procedure. If successful, we anticipate a similar effort on the Lynn #2.
With the success of EOG Resources, Inc. and others in Mountrail County, North Dakota, new life has been given to the horizontal Bakken play in North Dakota. As these successful ventures have expanded from their core discovery wells, they have neared the eastern boundary of our Banks prospect. Most recently, ConocoPhillips has staked four wells west of our western boundary; one of which is currently drilling. If these wells are successful, the viability of the Bakken formation in our Banks Prospect should become more attractive.
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
Oil and Gas Reserves
During the quarter ended September 30, 2007, with respect to the re-completion of an existing well and the on-going drilling program on our Antenna Federal property in Weld County, Colorado, we added proved oil and gas reserves of $934,000. This is the estimated future pre-tax net cash flows discounted at 10%. Total estimated future production from these reserves is 29,000 barrels of oil and 210 million cubic feet of gas.
Divestitures/Abandonments
During the quarter ended September 30, 2007 we did not plug and abandon or sell any wells or properties.
RESULTS OF OPERATIONS
Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006
Overview. Net income for the six months ended September 30, 2007 (2007) was $967,000 compared to net income of $1,497,000 for the six months ended September 30, 2006 (2006), a decrease of 35%.
Revenues. Oil and gas sales revenue decreased $629,000 (16%) in 2007 from 2006. Oil sales revenue decreased $523,000 (15%). A positive variance from higher oil prices was more than offset by lower sales volumes. Gas sales revenue decreased $106,000 (20%) in 2007 from 2006. Again, a positive variance from slightly higher gas prices was more than offset by a negative variance from lower sales volumes.

Volumes and Prices. Oil sales volumes declined 16%, from 54,000 barrels in 2006 to 45,100 barrels in 2007 while there was a 2% increase in the average price per barrel from $64.69 in 2006 to $65.92 in 2007. The drop in oil sales volume can be attributed mainly to expected production declines from our Richland County, Montana Bakken producers. Gas sales volume declined 21%, from 81.6 million cubic feet (MMcf) in 2006 to 64.6 MMcf in 2007, while the average price per Mcf rose 1%, from $6.47 in 2006 to $6.54 in 2007. The drop in gas sales volume is primarily due to production declines from our Antenna Federal property in Weld County, Colorado. As discussed in the Capital Expenditures section above, we have begun a 16-well drilling program on this property to take advantage of a new rule that allows for 20-acre spacing in the Wattenburg field. On an equivalent barrel (BOE) basis, sales volume declined 17% from 67,600 BOE in 2006 to 55,800 BOE in 2007.
Expenses. Oil and gas production expense increased $49,000 (5%) in 2007 over 2006. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $59,000 (8%) from $725,000 in 2006 to $784,000 in 2007 while workover expense decreased $10,000 (6%) from $183,000 in 2006 to $173,000 in 2007. Routine lease operating expense per BOE increased 31% from $10.72 in 2006 to $14.05 in 2007 while workover expense per BOE rose 14% from $2.72 in 2006 to $3.10 in 2007.
Production taxes, which are generally a percentage of sales revenue, increased $18,000 (7%) in 2007 over 2006. Production taxes, as a percent of sales revenue rose from 6.6 percent in 2006 to 8.4 percent in 2007 as a result of the elimination of certain Montana tax incentives that were allowed during the first two years of production after new wells were drilled and completed. The overall lifting cost per BOE increased 28% from $17.36 in 2006 to $22.22 in 2007.
Depreciation and depletion expense increased $51,000 (17%) in 2007 over 2006 as a result of an increase in the full cost pool depletable base.
General and administrative expense increased $50,000 (18%) in 2007 over 2006. Increases in SEC reporting and audit-related expenses, as well as additional expenses associated with expansion of our board of directors and related compensation plan were only partially offset by a decrease in employee benefits. G&A expense per BOE increased 43% from $4.05 in 2006 to $5.79 in 2007. As a percent of total sales revenue, G&A expense rose from 6.8% in 2006 to 9.5% in 2007.
Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
Overview. Net income for the quarter ended September 30, 2007 (2007) was $555,000 compared to net income of $780,000 for the quarter ended September 30, 2006 (2006), a decrease of 29%.
Revenues. Oil and gas sales revenue decreased $259,000 (13%) in 2007 from 2006. Oil sales revenue decreased $145,000 (8%). A positive variance from higher oil prices was more than offset by lower sales volumes. Gas sales revenue decreased $114,000 (40%) in 2007 from 2006 as a result of both lower sales volumes and natural gas prices.

Volumes and Prices. Oil sales volumes declined 15%, from 26,900 barrels in 2006 to 22,800 barrels in 2007 while there was an 8% increase in the average price per barrel from $65.56 in 2006 to $70.95 in 2007. Oil sales volumes again were negatively impacted by expected production declines from our Richland County, Montana Bakken producers. Gas sales volumes dropped 31%, from 44.1 MMcf in 2006 to 30.4 MMcf in 2007, while the average price per Mcf decreased 12%, from $6.49 in 2006 to $5.69 in 2007. The drop in gas sales volumes again is primarily due to production declines from our Antenna Federal property in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales volumes decreased 19% from 34,200 BOE in 2006 to 27,800 BOE in 2007.
Expenses. Oil and gas production expense increased $25,000 (6%) in 2007 over 2006. Routine lease operating expense increased $31,000 (9%) from $359,000 in 2006 to $390,000 in 2007 while workover expense dropped $6,000 (8%) from $79,000 in 2006 to $73,000 in 2007. Routine lease operating expense per BOE increased 34% from $10.49 in 2006 to $14.05 in 2007 while workover expense per BOE rose 13% from $2.30 in 2006 to $2.61 in 2007.
Production taxes, which are typically a percentage of sales revenue, increased $14,000 (10%) in 2007 over 2006. Production taxes, as a percent of sales revenue climbed from 7.0 percent in 2006 to 8.8 percent in 2007, again as a result of the elimination of certain Montana tax incentives. The overall lifting cost per BOE increased 31% from $16.98 in 2006 to $22.26 in 2007.
Depreciation and depletion expense increased $26,000 (17%) in 2007 over 2006 as a result of an increase in the full cost pool.
G&A expense increased $32,000 (26%) in 2007 over 2006 as a result of expenses associated with expansion of our board of directors and related compensation plan. G&A expense per BOE rose 55% from $3.60 in 2006 to $5.57 in 2007. G&A expense as a percent of total sales revenue increased from 6.0% in 2006 to 8.7% in 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable and that actual results will not vary significantly from the estimated amounts. We believe the following accounting policies and estimates are critical in the preparation of our consolidated financial statements: the carrying value of its oil and gas property, the accounting for oil and gas reserves and the estimate of its asset retirement obligations.
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
Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-two percent and eighty-eight percent of our reported oil and gas reserves at March 31, 2007 and September 30, 2007, respectively, are based on estimates prepared by an independent petroleum engineering firm. The remaining eight and twelve percent, respectively, of our oil and gas reserves were prepared in-house.
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

	Six Months Ended		Quarters Ended
	September 30		September 30
	2007	2006	2007	2006
Sales volume
Oil (barrels)	45,100	54,000	22,800	26,900
Gas (mcf)	64,600	81,600	30,400	44,100

Revenue
Oil	$2,970,000	$3,493,000	$1,617,000	$1,762,000
Gas	422,000	528,000	172,000	286,000

	3,392,000	4,021,000	1,789,000	2,048,000
Total production expense[1]	1,240,000	1,173,000	620,000	581,000

Gross profit	$2,152,000	$2,848,000	$1,169,000	$1,467,000

Depletion expense[4]	$351,000	$301,000	$177,000	$151,000

Average sales price[2]
Oil (per barrel)	$65.92	$64.69	$70.95	$65.56
Gas (per mcf)	$6.54	$6.47	$5.69	$6.49
Average production expense[1,2,3]	$22.22	$17.36	$22.26	$16.98
Average gross profit[2,3]	$38.56	$42.13	$42.00	$42.87
Average depletion expense[2,3]	$6.28	$4.45	$6.36	$4.41
Average general and administrative expense[2,3]	$5.79	$4.05	$5.57	$3.60

[1]	Operating expenses, including production tax

[2]	Averages calculated based upon non-rounded figures

[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[4]	Excluding impairment expense related to Canadian full cost pool ceiling limitation

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
As of September 30, 2007 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
(Cumulative from March 31, 2007)
Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
During the six months ended September 30, 2007 there were no meetings of our shareholders nor were any matters submitted to a vote of security holders through the solicitation of consents, proxies or otherwise.
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
President and Chief Executive Officer

/s/ David Flake David Flake
Chief Financial Officer and
Principal Accounting Officer

Date: November 12, 2007

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