Form 10QSB
period 2007-12-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2008-02-14
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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
Check whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Shares of common stock outstanding on February 8, 2008: 17,120,187

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-QSB
INDEX

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2007	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,882,000	$2,523,000
Accounts receivable:
Oil and gas sales	986,000	825,000
Joint interest and other receivables, net	570,000	436,000
Other current assets	193,000	262,000

Total current assets	6,631,000	4,046,000

Oil and gas property, full cost method:
Proved property	28,401,000	27,686,000
Unproved property	2,127,000	1,199,000
Accumulated depreciation and depletion	(18,365,000)	(17,842,000)

Net oil and gas property	12,163,000	11,043,000
Other non-current assets, net	396,000	363,000

Total non-current assets	12,559,000	11,406,000

Total Assets	$19,190,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	December 31	March 31
	2007	2007
	(Unaudited)	(Audited)
Liabilities
Current liabilities:
Accounts payable	$240,000	$744,000
Accrued liabilities	2,919,000	1,245,000

Total current liabilities	3,159,000	1,989,000

Long-term liabilities:
Deferred tax liability	1,340,000	581,000
Asset retirement obligation	2,068,000	1,802,000

Total long-term liabilities	3,408,000	2,383,000

Shareholders’ Equity
Preferred stock, $.001 par value
Authorized — 3,000,000 shares
Issued — 0 shares	—	—
Common stock, $.001 par value
32,000,000 shares authorized;
17,469,752 shares issued at December 31 and 17,304,752 at March 31	17,000	17,000
Additional paid-in capital	22,744,000	22,730,000
Accumulated deficit	(10,115,000)	(11,644,000)
Treasury stock (349,565 shares at December 31 and 349,265 March 31); at cost	(23,000)	(23,000)

Total shareholders’ equity	12,623,000	11,080,000

Total Liabilities and Shareholders’ Equity	$19,190,000	$15,452,000

See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2007	2006	2007	2006
Revenue
Oil and gas sales	$5,472,000	$5,600,000	$2,080,000	$1,579,000
Well service revenue	17,000	31,000	1,000	6,000

Total revenue	5,489,000	5,631,000	2,081,000	1,585,000

Expenses
Oil and gas production	1,518,000	1,404,000	561,000	496,000
Production tax	463,000	378,000	180,000	113,000
Well service expenses	18,000	34,000	1,000	6,000
Depreciation and depletion	531,000	450,000	175,000	145,000
Accretion of asset retirement obligation	85,000	53,000	37,000	14,000
Asset retirement expense	47,000	113,000	28,000	19,000
General and administrative	518,000	405,000	195,000	132,000

Total operating expenses	3,180,000	2,837,000	1,177,000	925,000

Income from operations	2,309,000	2,794,000	904,000	660,000

Other income (expense)
Interest and other income	116,000	28,000	41,000	19,000
Interest and other expenses	(12,000)	(6,000)	(4,000)	—

Total other income	104,000	22,000	37,000	19,000

Income before income taxes	2,413,000	2,816,000	941,000	679,000

Current income tax expense	125,000	262,000	25,000	235,000
Provision for deferred taxes	759,000	779,000	354,000	166,000

Total income taxes	884,000	1,041,000	379,000	401,000

Net income	$1,529,000	$1,775,000	$562,000	$278,000

Net income per share:
Basic	$.090	$.106	$.033	$.017
Diluted	$.089	$.103	$.033	$.016

Weighted average common shares outstanding:
Basic	16,993,676	16,795,124	17,051,709	16,805,487
Diluted	17,133,559	17,128,937	17,135,650	17,128,726
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31
	2007	2006
Cash flows from operating activities:
Net income	$1,529,000	$1,775,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	531,000	450,000
Deferred tax liability	759,000	779,000
Accretion of asset retirement obligation	85,000	53,000
Change in:
Accounts receivable, net	(229,000)	28,000
Other assets	91,000	95,000
Accounts payable and accrued liabilities	(124,000)	(5,000)
Other	7,000	5,000

Net cash provided by operating activities	2,649,000	3,180,000

Cash flows from investing activities:
Capital expenditures:
Oil and gas property	(250,000)	(1,171,000)
Support equipment	(16,000)	(37,000)
Insurance settlement	—	161,000
Proceeds from sale of oil and gas property and equipment	14,000	15,000
Other	(52,000)	(6,000)

Net cash used in investing activities	(304,000)	(1,038,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	14,000	3,000
Proceeds from borrowing	—	565,000
Long-term debt payments	—	(1,010,000)

Net cash provided by (used in) financing activities	14,000	(442,000)

Cash and cash equivalents:
Net increase	2,359,000	1,700,000
Balance at beginning of period	2,523,000	78,000

Balance at end of period	$4,882,000	$1,778,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,000	$6,000
Net additions to oil and gas property included in accrued liabilities	$1,078,000	$264,000
See accompanying notes to consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.
For the nine months ended December 31, 2007 we recorded income tax expense of $884,000. This includes a current year expense of $125,000 and a deferred tax provision of $759,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves. During the quarter ended December 31, 2007, as a result of a downward adjustment to our statutory depletion carryforward deferred tax asset, we recorded an additional $56,000 provision for deferred taxes.
On April 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 we made no provisions for interest or penalties related to uncertain tax positions.
Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on 2007 net income.
Item 2.
Management’s Discussion and Analysis and Plan of Operation
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, we believe the cash generated from operations will enable us to meet our existing and normal recurring obligations as they become due in fiscal 2008. In addition, as mentioned in the “Bank Debt” section below, Basic has $4,000,000 of borrowing capacity as of February 8, 2008.
Working Capital. At December 31, 2007 we had a working capital surplus of $3,472,000 (a current ratio of 2.10:1) compared to a working capital surplus at March 31, 2007 of $2,057,000 (a current ratio of 2.03:1). The increase from March 31 to December 31 is primarily a result of our improved cash position.
Cash Flow. Net cash provided by operating activities decreased 17% from $3,180,000 in the nine months ended December 31, 2006 to $2,649,000 in the nine months ended December 31, 2007. This decrease was primarily due to a $263,000 negative variance from the changes in net accounts receivable and accounts payable and accrued liabilities and the decrease in net income.

Net cash used in investing activities decreased 71% from $1,038,000 in 2006 to $304,000 in 2007. Adding in the net additions to oil and gas property included in accrued liabilities, our total investment in oil and gas property for 2007 and 2006 was $1,328,000 and $1,435,000, respectively. Although our 2007 investment of $1,328,000 is about 7% shy of our $1,435,000 2006 investment, our oil and gas property capital expenditures in the fourth quarter will push our fiscal 2008 investment beyond our fiscal 2007 total of $1,703,000.
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
Hedging. In the past we have used hedging techniques to limit our exposure to oil price fluctuations. Typically we will utilize either futures or option contracts. We did not hedge any of our production during the nine months ended December 31, 2007 and at December 31, 2007 we had no open futures, forwards or option contracts in place to hedge future production.
CAPITAL EXPENDITURES
During the quarter ended December 31, 2007, we estimate that we spent $945,000 on various projects. When combined with first and second quarter investments, we have deployed $1,328,000 through the first nine months of the current fiscal year. This compares to $627,000 and $1,435,000 for the quarter and nine months ended December 31, 2006, respectively. Through the first nine months of fiscal 2008, approximately $1,144,000 (86%) of expenditures were dedicated to our Antenna Federal development drilling project in Weld County, Colorado while stimulation efforts on the Lynn #3H, in Billings County, North Dakota accounted for an additional $50,000 (4%). No other activity accounted for more than 3% of total expenditures.
Contemplated Activities
In addition to the discussion in Capital Expenditures described above, we anticipate pursuing the following activities during the remainder of fiscal 2008.
As noted above, we are in the midst of a sixteen well continuous development drilling and completion program on our Antenna Federal project. While the majority of wells have been drilled to the Codell formation, five wells were drilled to the deeper J-Sand formation. We expect to have a 2% to 16.375% revenue interest in Codell production and a 13.125% to 52.5% revenue interest in J-Sand production (depending on actual well location). Production equipment is currently being installed on all of the new wells. While initial completion work has begun on four wells, stimulation has only occurred on one well. We expect to spend an additional $600,000 for our share of the cost of completing these wells. Kerr-McGee Oil & Gas Onshore, LP is the operator of this project.
In Montana, the Company and its 50% partner expect to drill a vertical Red River test on the South Flat Lake prospect in the first quarter of fiscal 2009. If successful, it is possible that as many as 4 development wells could be drilled. The initial well is expected to cost approximately $1.25 million to drill. While we now own, and could participate for our 50% interest in this prospect, if we and our partner sell a portion of this prospect as intended, our interest would be proportionately reduced. We expect to be the operator of this property.

In the TR Madison Unit, following the success of the well we drilled last summer, we have been notified to plan to drill three to five additional horizontal wells during the 2008 calendar year. These wells are estimated to cost $2.8 million each or $30,000 for our 1% interest. Encore Acquisition Company is the operator of this project.
With the success of EOG Resources, Inc. and others in Mountrail County, North Dakota, new life has been given to the horizontal Bakken play in North Dakota. As these successful ventures have expanded from their core discovery wells, they have neared the eastern boundary of our Banks prospect. If these wells are successful, the viability of the Bakken formation in our Banks Prospect should become more attractive. If development were to occur at an accelerated pace, our cash requirements could become significant. Fortunately, we now have a number of options with regard to future development. While we could now sell our position for a considerable profit, it is more likely that we would either reduce our interest for an up-front carried working interest in several wells or participate to our interest in newly proposed operations.
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
Divestitures/Abandonments
During the quarter ended December 31, 2007 we began work to plug and abandon one operated and two non-operated wells.
RESULTS OF OPERATIONS
Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006
Overview. Net income for the nine months ended December 31, 2007 (2007) was $1,529,000 compared to net income of $1,775,000 for the nine months ended December 31, 2006 (2006), a decrease of 14%.
Revenues. Oil and gas sales revenue declined $128,000 (2%) in 2007 from 2006. Oil sales revenue increased $54,000 (1%). A negative variance from lower sales volumes was more than offset by higher oil prices. Gas sales revenue decreased $182,000 (24%) in 2007 from 2006. In this case, a positive variance from slightly higher gas prices was more than offset by a negative variance from lower sales volumes.
Volumes and Prices. Oil sales volumes declined 14%, from 79,600 barrels in 2006 to 68,300 barrels in 2007 while there was an 18% increase in the average price per barrel from $60.76 in 2006 to $71.61 in 2007. The drop in oil sales volume can be attributed mainly to expected production declines from our Richland County, Montana Bakken producers. Gas sales volume declined 27%, from 120.1 million cubic feet (MMcf) in 2006 to 88.1 MMcf in 2007, while the average price per Mcf rose 4%, from $6.35 in 2006 to $6.60 in 2007. The drop in gas sales volume is primarily due to production declines from our Antenna Federal property in Weld County, Colorado. As discussed in the Capital Expenditures section above, we have begun a 16-well drilling program on this property to take advantage of a new rule that allows for 20-acre spacing in the Wattenburg field. On an equivalent barrel (BOE) basis, sales volume declined 17% from 99,600 BOE in 2006 to 83,000 BOE in 2007.
Expenses. Oil and gas production expense increased $114,000 (8%) in 2007 over 2006. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.
Routine lease operating expense increased $90,000 (8%) from $1,121,000 in 2006 to $1,211,000 in 2007 while workover expense increased $24,000 (8%) from $283,000 in 2006 to $307,000 in 2007. Routine lease operating expense per BOE increased 30% from $11.25 in 2006 to $14.59 in 2007 while workover expense per BOE rose 30% from $2.84 in 2006 to $3.70 in 2007.
Production taxes, which are generally a percentage of sales revenue, increased $85,000 (22%) in 2007 over 2006. Production taxes, as a percent of sales revenue rose from 6.8 percent in 2006 to 8.5 percent in 2007 as a result of the elimination of certain Montana tax incentives that were allowed during the first two years of production after new wells were drilled and completed. The overall lifting cost per BOE increased 33% from $17.89 in 2006 to $23.87 in 2007.
Depreciation and depletion expense increased $81,000 (18%) in 2007 over 2006 as a result of an increase in the full cost pool depletable base.
General and administrative expense increased $113,000 (28%) in 2007 over 2006. Increases in the number of office personnel, as well as additional expenses associated with the expansion of our board of directors and related compensation plan were only partially offset by a decrease in employee benefits and consulting fees. G&A expense per BOE increased 54% from $4.07 in 2006 to $6.25 in 2007. As a percent of total sales revenue, G&A expense rose from 7.2% in 2006 to 9.5% in 2007.
Quarter Ended December 31, 2007 Compared to Quarter Ended December 31, 2006
Overview. Net income for the quarter ended December 31, 2007 (2007) was $562,000 compared to net income of $278,000 for the quarter ended December 31, 2006 (2006), an increase of 102%.
Revenues. Oil and gas sales revenue increased $501,000 (32%) in 2007 from 2006. Oil sales revenue increased $577,000 (43%). A negative variance from lower sales volumes was more than offset by higher oil prices. Gas sales revenue declined $76,000 (32%) in 2007 from 2006. A positive variance from higher gas prices was more than offset by a negative variance from lower sales volumes.
Volumes and Prices. Oil sales volumes declined 9%, from 25,600 barrels in 2006 to 23,200 barrels in 2007 while there was a 57% jump in the average price per barrel from $52.48 in 2006 to $82.62 in 2007. Oil sales volumes again were negatively impacted by expected production declines from our Richland County, Montana Bakken producers. Gas sales volumes dropped 39%, from 38.5 MMcf in 2006 to 23.5 MMcf in 2007, while the average price per Mcf increased 11%, from $6.09 in 2006 to $6.76 in 2007. The drop in gas sales volumes again is primarily due to production declines from our Antenna Federal property in Weld County, Colorado. On an equivalent barrel (BOE) basis, sales volumes decreased 15% from 32,000 BOE in 2006 to 27,200 BOE in 2007.
Expenses. Oil and gas production expense increased $65,000 (13%) in 2007 over 2006. Routine lease operating expense increased $31,000 (8%) from $396,000 in 2006 to $427,000 in 2007 while workover expense rose $34,000 (34%) from $100,000 in 2006 to $134,000 in 2007. Routine lease operating expense per BOE increased 27% from $12.37 in 2006 to $15.71 in 2007 while workover expense per BOE rose 58% from $3.12 in 2006 to $4.92 in 2007.
Production taxes, which are typically a percentage of sales revenue, increased $67,000 (59%) in 2007 over 2006. Production taxes, as a percent of sales revenue climbed from 7.1 percent in 2006 to 8.6 percent in 2007, again as a result of the elimination of certain Montana tax incentives. The overall lifting cost per BOE increased 43% from $19.01 in 2006 to $27.24 in 2007.
Depreciation and depletion expense increased $30,000 (21%) in 2007 over 2006 as a result of an increase in the full cost pool.
G&A expense increased $63,000 (48%) in 2007 over 2006 as a result of expenses associated with an increase in the number of office personnel and expansion of our board of directors and related compensation plan. G&A expense per BOE rose 75% from $4.10 in 2006 to $7.19 in 2007. G&A expense as a percent of total sales revenue increased from 8.3% in 2006 to 9.4% in 2007.
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

Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-two percent and eighty-eight percent of our reported oil and gas reserves at March 31, 2007 and December 31, 2007, respectively, are based on estimates prepared by an independent petroleum engineering firm. The remaining eight and twelve percent, respectively, of our oil and gas reserves were prepared in-house.
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
RECENT ACCOUNTING PRONOUNCEMENTS
On April 1, 2007 we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007 we made no provisions for interest or penalties related to uncertain tax positions.
In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flow.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 15 (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.
Liquids and Natural Gas Production, Sales Price and Production Costs
The following table shows selected financial information for the nine months and quarter ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Nine Months Ended		Quarters Ended
	December 31		December 31
	2007	2006	2007	2006

Sales volume
Oil (barrels)	68,300	79,600	23,200	25,600
Gas (mcf)	88,100	120,100	23,500	38,500

Revenue
Oil	$4,891,000	$4,837,000	$1,921,000	$1,344,000
Gas	581,000	763,000	159,000	235,000

	5,472,000	5,600,000	2,080,000	1,579,000
Total production expense[1]	1,981,000	1,782,000	741,000	609,000

Gross profit	$3,491,000	$3,818,000	$1,339,000	$970,000

Depletion expense[4]	$523,000	$443,000	$172,000	$142,000

Average sales price[2]
Oil (per barrel)	$71.61	$60.76	$82.62	$52.48
Gas (per mcf)	$6.60	$6.35	$6.76	$6.09
Average production expense[1,2,3]	$23.87	$17.89	$27.24	$19.01
Average gross profit[2,3]	$42.08	$38.32	$49.31	$30.28
Average depletion expense[2,3]	$6.30	$4.44	$6.34	$4.44
Average general and administrative expense[2,3]	$6.25	$4.07	$7.19	$4.10

[1]	Operating expenses, including production tax

[2]	Averages calculated based upon non-rounded figures

[3]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

[4]	Excluding impairment expense related to Canadian full cost pool ceiling limitation

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
As of December 31, 2007 Basic carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of the current fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.
OTHER INFORMATION
(Cumulative from March 31, 2007)
Item 1. Legal Proceedings
None.
Item 2. Changes in Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On January 21, 2008 the Company held its Annual Meeting of Shareholders to elect four directors to its Board of Directors. In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director	For	Withheld
David Flake	9,834,525	1,176,756
Monroe W. Robertson	9,841,063	1,170,218
Richard Rodgers	9,841,327	1,169,954
Ray Singleton	9,855,265	1,156,016
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

Date: February 12, 2008

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