Form 10-Q
period 2008-08-12
BASIC EARTH SCIENCE SYSTEMS INC
filed 2008-08-14
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-7914

BASIC EARTH SCIENCE SYSTEMS, INC.

633 Seventeenth St, Suite 1645
Denver, Colorado 80202-3625
Telephone (303) 296-3076

Incorporated in Delaware	IRS ID# 84-0592823

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                       Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☑

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Shares of common stock outstanding on August 14, 2008: 17,465,585

BASIC EARTH SCIENCE SYSTEMS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,593,000	$5,571,000
Accounts receivable:
Oil and gas sales	1,789,000	1,110,000
Joint interest and other receivables, net of $41,000 and $50,000 in allowance	563,000	236,000
Other current assets	317,000	280,000

Total current assets	7,262,000	7,197,000

Oil and gas property, full cost method:
Proved property	31,042,000	29,050,000
Unproved property	1,268,000	2,515,000
Accumulated depletion	(18,727,000)	(18,515,000)

Net oil and gas property	13,583,000	13,050,000

Support equipment and other non-current assets, net of $313,000 and $299,000 in accumulated depreciation, respectively	437,000	443,000

Total non-current assets	14,020,000	13,493,000

Total assets	$21,282,000	$20,690,000

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$780,000	$1,443,000
Accrued liabilities	1,982,000	2,586,000

Total current liabilities	2,762,000	4,029,000

Long-term liabilities:
Deferred tax liability	3,215,000	2,800,000
Asset retirement obligation	1,941,000	1,877,000

Total long-term liabilities	5,156,000	4,677,000

Total liabilities	7,918,000	8,706,000

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 authorized, and none issued or outstanding	—	—
Common stock, $.001 par value, 32,000,000 shares authorized, and 17,465,585 shares issued and outstanding	17,000	17,000
Additional paid-in capital	22,798,000	22,798,000
Treasury stock (349,265 shares); at cost	(23,000)	(23,000)
Accumulated deficit	(9,428,000)	(10,808,000)

Total shareholders’ equity	13,364,000	11,984,000

Total liabilities and shareholders’ equity	$21,282,000	$20,690,000

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
		(As restated)
Revenues:
Oil and gas sales	$3,312,000	$1,603,000
Well service revenue	7,000	11,000

Total revenues	3,319,000	1,614,000

Expenses:
Oil and gas production	566,000	494,000
Production tax	282,000	126,000
Well servicing expenses	9,000	11,000
Depreciation and depletion	221,000	177,000
Accretion of asset retirement obligation	13,000	27,000
Asset retirement expense	(46,000)	17,000
General and administrative	303,000	168,000

Total expenses	1,348,000	1,020,000

Income from operations	1,971,000	594,000

Other Income (Expense):
Interest and other income	8,000	33,000
Interest and other expenses	(3,000)	―

Total other income	5,000	33,000

Income before income taxes	1,976,000	627,000

Current income tax expense	181,000	50,000
Deferred income tax expense	415,000	290,000

Total income tax expense	596,000	340,000

Net income	$1,380,000	$287,000

Per share amounts:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Weighted average common shares outstanding:
Basic	17,465,585	16,955,240
Diluted	17,468,898	17,133,137

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2008		2007
		(As restated)
Cash flows from operating activities:
Net income	$1,380,000		$287,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and depletion	221,000		177,000
Deferred tax expense	415,000		290,000
Accretion of asset retirement obligation	13,000		27,000
Change in:
Accounts receivable, net	(1,006,000)		162,000
Other assets	(48,000)		24,000
Accounts payable and accrued liabilities	(122,000)		(387,000)
Other	—		2,000

Net cash provided by operating activities	853,000		582,000

Cash flows from investing activities:
Oil and gas property	(1,839,000)		(47,000)
Support equipment	8,000		(2,000)
Proceeds from sale of oil and gas property and equipment	―		6,000
Other	―		(7,000)

Net cash used in investing activities	(1,831,000)		(50,000)

Cash and cash equivalents:
Increase in cash and cash equivalents	(978,000)		532,000
Balance, beginning of year	5,571,000		2,523,000

Balance, end of year	$4,593,000		$3,055,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$	―
Cash paid for income tax	$50,000	$	―
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$13,000	$	―

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

The accompanying interim financial statements of Basic Earth Science Systems, Inc. (sometimes referred to as “the Company” “we” “our” or “us”) are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

At the directive of the Securities and Exchange Commission to use “plain English” in its public filings, the Company will use such terms as “we”, “our” and “us” in place of Basic Earth Science Systems, Inc. or “the Company.” When such terms are used in this manner throughout this document they are in reference only to the corporation, Basic Earth Science Systems, Inc. and its subsidiaries, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.
The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in our Form 10-KSB for the year ended March 31, 2008.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis or Plan of Operation” located elsewhere herein regarding the Company’s financial position and liquidity, its strategies, financial instruments, and other matters, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in this Form 10-Q.

1. Presentation of Condensed Consolidated Financial Statements

As discussed in our 2008 Annual Report on Form 10-KSB, we discovered during the preparation and review of our 2008 income tax provision that errors occurred in calculating the GAAP cost basis of our oil and gas properties in determining tax liability and the estimated deferred tax asset for percentage depletion carryforward. These errors impacted our previously filed financial statements for fiscal years ended March 31, 2007 and 2006 and our previously filed interim financial statements for those years and the first three quarters of 2008. For further information concerning the restatement and details concerning restated amounts, please refer to our recently filed Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

The following table summarizes the impact of these corrections to our consolidated condensed statement of operations for the fiscal quarter ending as of June 30, 2007, as previously presented in Footnote 13 – Quarterly Financial Data (Unaudited) of our Annual Report on Form 10-KSB. There was no impact to our 2008 interim Net Cash provided by Operating Activities due to the correction of the above errors.

Impact to the Income Statement	Three Months ended June 30, 2007
(Unaudited)	As reported	Adjustment	As restated

Provision for deferred income taxes	$165,000	$125,000	$290,000
Total income taxes	215,000	125,000	340,000

Net Income	$412,000	$(125,000)	$287,000

Per share amounts:
Basic	$0.02	$(0.00)	$0.02
Diluted	$0.02	$(0.00)	$0.02

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the actual amounts of assets and liabilities at the date of the financial statements and the actual amounts of revenues and expenses during the reporting period. We base these estimates on assumptions that we understand are reasonable under the circumstances. The estimated results that are produced by this effort will differ under different assumptions or conditions.  We understand that these estimates are necessary and that actual results could vary significantly from the estimated amounts for the current and future periods. There are many factors, including global events, which may influence the production, processing, marketing, and valuation of crude oil and natural gas. A reduction in the valuation of oil and gas properties resulting from declining prices or production could adversely impact depletion rates and ceiling test limitations. We understand the following accounting policies and estimates are necessary in the preparation of our consolidated financial statements: the carrying value of our oil and gas property, the accounting for oil and gas reserves, the estimate of our asset retirement obligations, and the estimate of our income tax assets and liabilities.

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

Oil and Gas Reserves. The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Ninety-five percent and eighty-seven percent of our reported oil and gas reserves at March 31, 2008 and June 30, 2008, respectively, are based on estimates prepared by an independent petroleum engineering firm. The remaining five and thirteen percent, respectively, of our oil and gas reserves were prepared in-house.

Asset Retirement Obligations. We have obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that we estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. We review the estimate of our future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

We recognize two components on our consolidated statement of operations; accretion of asset retirement obligations and asset retirement expense.  Accretion of asset retirement obligation reflects the periodic accretion of the present value of future plugging and abandonment costs.  Asset retirement expense reflects the actual current period gains and losses on plugging and abandonment costs relative to previously estimated future costs.  Since our initial adoption of FASB No. 143 we have closed gains and losses on asset retirements to the income statement as a component of asset retirement expense.

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

On April 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 had no impact on our consolidated financial statements. We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2004 through 2006. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we made no provisions for interest or penalties related to uncertain tax positions.

Earnings Per Share. Our earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options.

Off Balance Sheet Transactions, Arrangements, or Obligations

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of the provisions of SFAS 159 does not have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 does not have a material effect on our financial position, results of operations, or cash flows.

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

Item 2. Management’s Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources

Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Assuming that oil prices do not decline significantly from current levels, we believe the cash generated from operations will enable us to meet our existing and normal recurring obligations. In addition, as mentioned in the “Bank Debt” section below, we currently have $4,000,000 of unused borrowing capacity.

Working Capital. At June 30, 2008, we had a working capital surplus of $4,500,000 (a current ratio of 2.63:1) compared to a working capital surplus at March 31, 2008 of $3,168,000 (a current ratio of 1.79:1). The increase is a result of our improved cash position due to increases in price and production of oil and gas during the quarter ended June 30, 2008.

Cash Flow. Net cash provided by operating activities increased 47% from $582,000 in the quarter ended June 30, 2007 (“2007”) to $853,000 in the quarter ended June 30, 2008 (“2008”). This increase was primarily due to increased oil and gas revenue and accounts receivable, offset by increases in depletion and deferred taxes.

Net cash used in investing activities increased 3,562% from $50,000 during 2007 to $1,831,000 in the quarter ended June 30, 2008. The difference relates primarily to timing of cash payments relating to expenditures of the drilling and completion of the new wells in DJ Basin of Colorado.

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

During the year ended March 31, 2008, we utilized none of our credit facility. Our effective annual interest rate at June 30, 2008 was WSJ prime plus 0.25%. On June 30, 2008, we had no outstanding principal balance on the line of credit with the entire $4,000,000 available for borrowing. If necessary, we may borrow funds to reduce payables, finance re-completion or drilling efforts, fund property acquisitions, or pursue other opportunities we cannot envision at this time.

Capital Expenditures

During the quarter ended June 30, 2008 (2008), we estimate that, on an accrual basis, we spent $640,000 (net of $118,000 in plugging and abandonment costs) on various projects compared to $47,000 for the same period in 2007.  During 2008 our capital expenditures were primarily focused in the DJ Basin of Colorado where 82% of these funds were invested.  These projects were funded with internally generated cash flow from operations.  These amounts are not consistent with the amounts presented on the consolidated statement of cash flows under investing activities for expenditures on oil and gas property in that the amounts contained therein are presented on a cash basis and not on an accrual basis as stated above.

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

Contemplated Activities

In addition to the discussion in Capital Expenditures described above, we anticipate pursuing the following activities during the remainder of fiscal 2009.

As previously disclosed, we are concluding a year-long, sixteen well development drilling and completion program on our Antenna Federal project. While the majority of wells have been drilled to the Codell formation, five wells were drilled to the deeper J-Sand formation. We expect to have a 2% to 52.5% revenue interest in Codell production and a 13.125% to 52.5% revenue interest in J-Sand production (depending on actual well location). Production equipment has been installed and at this time all of the wells are up and running. While initial completion work has begun on four wells, stimulation has only occurred on one well. We expect to spend an additional $600,000 for our share of the cost of completing these wells. Kerr-McGee Oil & Gas Onshore, LP is the operator of this project.

In Montana, the Company and its 50% partner expect to drill a vertical Red River test on the South Flat Lake prospect in the second quarter of fiscal 2009. If successful, it is possible that as many as 4 development wells could be drilled. The initial well is expected to cost approximately $1.35 million to drill. While we now own, and could participate for our 50% interest in this prospect, if we and our partner sell a portion of this prospect as intended, our interest would be proportionately reduced. We expect to be the operator of this property.

In the June 2005 quarter, we acquired a 20% interest in 13,000 acres in our Banks prospect in McKenzie County, North Dakota.  While initial efforts were discouraging, during the intervening period, the success of new techniques by various companies has given new life to the area.  After evaluating several proposals, we and our partners have executed a farmout agreement with an unrelated, private, third-party.  Under the terms of this agreement, the third party will drill two horizontal Bakken wells on the Banks acreage and carry us and our partners for a 32.5% carried working interest “to the tanks”.  In exchange, the third party will earn 67.5% interest in all of our Banks acreage.  After the first two wells have been drilled, Basic will have the right to participate in subsequent wells for our 32.5% working interest (proportionately reduced to our original 20% working interest or approximately 6.5%, and subject to proportionate reduction based on contributed acreage within a specific drilling spacing unit).  Based on assurances received from the third party, we expect drilling operations to commence within 60 to 90 days.

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

Divestitures/Abandonments

During the quarter ended June 30, 2008 we completed plugging one operated well which began in the prior quarter.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Overview. Net income for the three months ended June 30, 2008 (“2008”) was $1,380,000 compared to net income of $287,000, as restated, for the three months ended June 30, 2007 (“2007”), an increase of 381%.

Revenues. Oil and gas sales revenue increased $1,703,000 (106%) net of $6,000 in water disposal revenue in 2008 from 2007. Oil sales revenue increased $1,519,000 (112%), and gas sales revenue increased $184,000 (74%) in 2008 from 2007.  These increases resulted largely from the increased price during the quarter.

Volumes and Prices. Oil sales volumes increased 7%, from 22,300 barrels in 2007 to 23,900 barrels in 2008 while there was an increase of 98% in the average price per barrel from $60.77 in 2007 to $120.11 in 2008. Gas sales volume increased 26% from 34.2 million cubic feet (MMcf) in 2007 to 43.1 MMcf in 2008, while the average price per Mcf increased 38%, from $7.30 in 2007 to $10.08 in 2008. The increase in gas sales volume is primarily due to bringing offline wells in the Antenna Federal property in Weld County, Colorado back online, as well as the production of new wells in the same property. On an equivalent barrel (BOE) basis, sales volume increased 11% from 28,000 BOE in 2007 to 31,000 BOE in 2008.

Expenses. Oil and gas production expense increased $72,000 (15%) in 2008 over 2007. Oil and gas production expense is comprised of two components: routine lease operating expenses and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal,minor surface equipment repairs and marketing and transportation costs. Workovers, on the other hand, which primarily include downhole repairs, are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their cost can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

Routine lease operating expense increased 59,000 (15%) from $394,000 in 2007 to $453,000 in 2008 while workover expense increased $13,000 (13%) from $100,000 in 2007 to $113,000 in 2008. Routine lease operating expense per BOE decreased 1% from $14.07 in 2007 to $14.61 in 2008 while workover expense per BOE increased 1% from $3.57 in 2007 to $3.65 in 2008.

Production taxes, which are generally a percentage of sales revenue, increased $156,000 (124%) in 2008 over 2007 primarily due to the influence of higher oil prices and understandably higher gross revenues. Production taxes, as a percent of sales revenue stayed consitent at 8% in 2007 and 2008.  The overall lifting cost per BOE increased 23% from $22.19 in 2007 to $27.27 in 2008.

Depreciation and depletion expense increased $44,000 (25%) in 2008 over 2007 as a result of an increase in the full cost pool depletable base.

With respect to asset retirement obligations, during the quarter just ended, we experienced a net gain of $46,000 which is reflected as a negative asset retirement expense. This treatment is consistent with our existing accounting policies.

General and administrative expense increased $135,000 (80%) in 2008 over 2007. Increases in the number of office personnel and consultants, as well as additional expenses associated with the expansion of our board of directors and related compensation plan. G&A expense per BOE increased 63% from $6.00 in 2007 to $9.77 in 2008. However, as a percent of total sales revenue, G&A expense decreased from 10% in 2007 to 9% in 2008.

Income Tax Expense. For the three months ended June 30, 2008 we recorded income tax expense of $415,000. This includes a current year expense of $596,000 and a deferred tax provision of $243,000.  Our effective income tax rate decreased from 54.2% for the quarter ended June 30, 2007 to 30.0% for 2008. Our effective income tax rate was lower for 2008 primarily due to an increase in estimated deductions for statutory depletion.

Liquids and Natural Gas Production, Sales Price and Production Costs

The following table shows selected financial information for the quarter ended June 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Three Months Ended
	June 30, 2008
	2008	2007
Sales volume:
Oil (barrels)	23,911	22,300
Gas (mcf)	43,072	34,200

Revenue:
Oil	$2,872,000	$1,353,000
Gas	434,000	250,000
Total revenue[1]	3,306,000	1,603,000

Total production expense[2]	848,000	620,000

Gross profit	$2,458,000	$983,000

Depletion expense	$221,000	$174,000

Average sales price[3]
Oil (per barrel)	$120	$61
Gas (per mcf)	$10	$7
Average production expense[2,3,4]	$27	$22
Average gross profit[3,4]	$79	$35
Average depletion expense[3,4]	$7	$6
Average general and administrative expense[3,4]	$10	$6

[1]	Net of $6,000 in water disposal revenue, as compared to total revenues of $3,312,000
[2]	Operating expenses, including production tax
[3]	Averages calculated based upon non-rounded figures
[4]	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control.

Item 4. Controls and Procedures

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

For the quarter ended June 30, 2008 we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, it was concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2008, pursuant to the terms of Restricted Stock Agreements dated April 7, 2007, two of our directors became fully vested in 7,571 shares of our common stock, each. Based on a price of $1.585 on the date of grant, these shares serve as partial compensation to our independent directors for services performed during the past fiscal year at an aggregate fair value of $12,000 each.

In connection with the award and vesting of the subject shares, we relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the issuance of such shares did not involve a public offering. In executing the Restricted Stock Agreement, each director acknowledged that he has such knowledge and experience in financial and business matters so that he was capable of evaluating the risks of the investment. Any certificates evidencing the subject shares shall contain a restrictive investment legend noted thereon.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Joseph Young, Principal Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Joseph Young, Principal Accounting Officer).

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Basic.

BASIC EARTH SCIENCE SYSTEMS, INC.
By: /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By: /s/ Joseph Young
Joseph Young
Principal Accounting Officer

Date: August 14, 2008