Form 10-K/A
period 2009-03-31
BASIC EARTH SCIENCE SYSTEMS INC
filed 2009-10-09
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 18, 2009, 17,505,727 shares of the registrant’s common stock were outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $15,755,260 as of the registrant’s second fiscal quarter ended September 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Signatures
EX-10.3
EX-10.4
EX-10.6
EX-21
EX-31.1
EX-31.2
EX-99.1
EX-99.2

Explanatory Note Regarding Amendment No. 1
Basic Earth Science Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2009, in connection with the Company’s preliminary proxy statement filed concurrently herewith. This Form 10-K/A amends and restates previously filed information under Items 10, 11, 12, 13, 14 and 15 regarding the Company’s directors, officers, corporate governance, executive compensation practices, security ownership, director independence, principal accounting fees and services, and required exhibits, and makes certain other immaterial revisions in order to conform to disclosure in the Company’s proxy statement. Also, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are including new certifications as of October 9, 2009, by the principal executive officer and principal financial officer of the Company, attached hereto as Exhibits 31.1 and 31.2.
Except as described above, this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Accordingly, the remainder of the Company’s Form 10-K remains unchanged and is not reproduced in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of our initial filing of the Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and, unless otherwise indicated herein, does not reflect information obtained after that filing. Therefore, in conjunction with reading this Form 10-K/A, you should also read all other filings that we have made with the SEC since our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as originally filed with the SEC on June 18, 2009.

Part III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors
The following sets forth the names and ages of the members of the Board of Directors (the “Board”) of Basic Earth Science Systems, Inc. (“Basic Earth” or “the Company” or “we” or “our” or “us”) who served during the past year, their respective principal occupations or employment during the past five years, and the period during which each has served as a director of the Company.
Ray Singleton (58) has been a director of Basic Earth since July 1989. Mr. Singleton joined Basic Earth in June 1988 as Production Manager/Petroleum Engineer. In October 1989 he was elected Vice President, and was appointed President and Chief Executive Officer in March 1993. Mr. Singleton began his career with Amoco Production Company in Texas as a production engineer. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer and in 1981 began his own engineering consulting firm, serving the needs of some 40 oil and gas companies. As a consultant he was retained by Basic Earth on various projects from 1981 to 1987. Mr. Singleton currently serves on the Board of Directors of the Independent Petroleum Association of Mountain States (“IPAMS”) and is a former president of that organization. IPAMS is a thirteen state, regional trade association that represents the interests of independent oil and gas companies in the Rocky Mountain region. In addition, Mr. Singleton is a member of the Society of Petroleum Engineers. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1973 and received a Masters Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.
Richard K. Rodgers (49) has been a director of Basic Earth since December 2006. For the last three years, Mr. Rodgers has provided business development, planning and financial consulting services to various banking and business development clients. During the past five years, Mr. Rodgers was employed by several Denver area banks including Key Bank, Guaranty Bank & Trust Company and Colorado Capital Bank. In his most recent employment with Colorado Capital Bank from 2004 to 2005, he was the President, and was responsible for the start-up, of its Cherry Creek branch office and served on the board of directors of Colorado Capital Bank. Mr. Rodgers attended the University of Denver and received his Bachelor of Science degree in International Business Administration in 1995 and his Masters of Science degree in International Business Administration in 1997.
Monroe W. Robertson (59) has been a director of Basic Earth since April 4, 2007. Mr. Robertson currently serves on the Board of Directors of Cimarex Energy Company and is Chairman of that board’s Audit Committee. Mr. Robertson began his career in 1973 with Gulf Oil Corporation and held various positions in engineering, corporate planning and financial analysis until 1986. From 1986 to 1992 he held various positions at Terra Resources and Apache Corporation. In 1992 Mr. Robertson joined Key Production Company as its Senior Vice President and Chief Financial Officer. In 1999 he was appointed President and Chief Operating Officer of that company and served in that role until 2002. Other than his service on Cimarex’s board, which began in October 2005, for the past five years Mr. Robertson has been a private investor. Mr. Robertson received a Bachelor of Science degree in Mechanical Engineering along with Masters of Science degrees in both Mechanical Engineering and Nuclear Engineering from the Massachusetts Institute of Technology in 1973. He also has received a Masters Degree in Business Administration from National University in 1979. Mr. Robertson is a member of the National Association of Corporate Directors.
Composition of the Board
Although we are not presently listed on a national securities exchange, in determining whether or not a director or nominee for director is independent, in accordance with SEC regulations, we use the applicable definition of independence utilized by NYSE Amex LLC (formerly known as the American Stock Exchange). The NYSE Amex listing standards define an “independent director” as a non-employee director who is affirmatively determined by the Board not to have a material relationship with the listed company that would interfere with the exercise of independent judgment.
The NYSE Amex listing standards require that a majority of the members of the board of directors of each listed company are independent directors, subject to certain limited exceptions. The Board has determined that two of its three directors are independent directors. Each of Messrs. Rodgers and Robertson is an independent director. In making these determinations, the Board reviewed and discussed information provided by the directors and by Basic Earth with regard to each director’s business and personal activities as they may relate to Basic Earth and its management. Ray Singleton, President and Chief Executive Officer of Basic Earth, is not an independent director. Mr. Singleton is not a member of any committee of the Board.
The Board believes that the current size and composition of the Board serves us and our stockholders well. The Board believes that all of its directors, including its non-independent director, make a valuable contribution to the Board and the Company. As indicated above, a majority of Basic Earth’s directors are independent. The non-independent director possesses extensive knowledge of Basic Earth’s business and has relevant business experience, both of which have proven to be beneficial to the other directors. Members of the Board are also sensitive to conflicts of interest and, when appropriate and in the best interests of Basic Earth’s stockholders, will excuse themselves from deliberations and voting on issues in which they have a material interest.
Meetings and Committees of the Board
During our most recent fiscal year ended March 31, 2009, the Board held seven meetings. Each director attended at least 75% of the total number of board meetings and at least 75% of the total number of meetings held by all committees of the Board on which he served.
Audit Committee. The Board has a standing Audit Committee which, at March 31, 2009, consisted of Richard Rodgers and Monroe Robertson. Mr. Robertson serves as the Audit Committee’s chairman. The Audit Committee held eight meetings in our most recent fiscal year ended March 31, 2009. Each member of the Audit Committee meets the independence and experience requirements of the NYSE Amex. The Audit Committee engages Basic Earth’s independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management’s administration of the system of internal accounting controls, and reviews Basic Earth’s procedures relating to business ethics. The Audit Committee charter is available on our website at www.basicearth.net, under the heading “Investor Relations/Compliance.”
The Board has determined that Mr. Robertson, one of our independent directors, qualifies as the Audit Committee’s “financial expert,” as defined in the rules promulgated by the SEC and by the NYSE Amex.
Nominating Committee. The Nominating Committee is comprised of Messrs. Rodgers and Robertson. The Nominating Committee currently has no chairman. Each member of the Nominating Committee meets the independence requirements of the NYSE Amex. The Nominating Committee held one meeting in our most recent fiscal year ended March 31, 2009. The Nominating Committee is appointed by the Board to identify individuals qualified to become members of the Board, to recommend to the Board proposed nominees for membership, and to recommend directors to serve on each standing committee. The Nominating Committee charter is available on our website, www.basicearth.net, under the heading “Investor Relations/Compliance.”
Compensation Committee. The Compensation Committee is comprised of Messrs. Rodgers and Robertson. Mr. Rodgers serves as the Compensation Committee’s chairman. Each member of the Compensation Committee meets the independence requirements of the NYSE Amex. The Compensation Committee held one meeting in our most recent fiscal year ended March 31, 2009. The responsibilities of the Compensation Committee are three-fold: first, establishing and administering the general compensation policies of Basic Earth; second, setting the specific compensation for Basic Earth’s chief executive officer and other executive officers; and third, recommending to the Board the independent director compensation. The Compensation Committee charter is available on our website, www.basicearth.net, under the heading “Investor Relations/Compliance.”
Director Nomination
On February 4, 2009, we amended our Bylaws to add a provision requiring a stockholder who seeks to present business or to nominate directors for election at a stockholders’ meeting to provide notice to the Company in advance of the meeting and to include in such notice certain disclosures about the stockholder and the business to be proposed. A description of the changes to the procedures by which stockholders may recommend nominees to our Board are included below.
Stockholders wishing to recommend a director candidate to serve on our Board may do so by providing advance written notice to the Nominating Committee, which identifies the candidate and includes the information described below. The notice should be sent to the following address: Basic Earth Science Systems, Inc., 633 Seventeenth Street, Suite 1645, Denver, Colorado 80202. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Director Nomination Recommendation.”
     The notice shall contain the following information as to each proposed nominee:
•	The name, age, business address and residence address of the nominee.
•	The principal occupation or employment of the nominee.
•	The class or series and number of shares of capital stock of the corporation that are owned beneficially or of record by the nominee.
•	Any other information relating to the nominee that would require disclosure in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
     The notice shall also contain the following information as to the stockholder giving the notice:
•	The name and record address of such stockholder.

•	The class or series and number of shares of capital stock of the corporation that are owned beneficially or of record by such stockholder.

•	All other ownership interests of such stockholder, including derivatives, hedged positions, synthetic and temporary ownership techniques, swaps, securities, loans, timed purchases and other economic and voting interests.

•	A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder.

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in such stockholder’s notice.

•	Any other information relating to such stockholder that would require disclosure in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

In addition to the foregoing requirements, such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. Each proposed nominee will be required to complete a questionnaire, in a form to be provided by Basic Earth, to be submitted with the stockholder’s notice. We may also require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as an independent director of Basic Earth or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such nominee.
Executive Officers
In addition to the information provided for our chief executive officer, Ray Singleton, whose background is described above under the heading “Directors,” certain information is provided below with respect to Basic Earth’s other executive officer, as of March 31, 2009:

Name	Age	Office Held	Year First Appointed
Ray Singleton	58	President and Chief Executive Officer, Director	1993
Joseph Young	31	Principal Accounting Officer	2008
Joseph Young (31) joined Basic Earth effective March 31, 2008, as Basic Earth’s Principal Accounting Officer, subsequent to the resignation of David Flake. Mr. Young was engaged on a part-time, temporary basis pursuant to a consulting agreement described below. During fiscal 2009, Mr. Young also provided services to Fellows Energy, Ltd. and New Horizon Uranium Corp. and continues to provide consulting services to such entities from time to time. Mr. Young began his public accounting career in 2002 at PricewaterhouseCoopers in the Silicon Valley area, where he audited multiple public and private companies for financial reporting and Sarbanes-Oxley compliance. Since then, he has provided accounting, reporting and compliance services to a variety of businesses within the oil and gas, mining and technology sectors. Mr. Young previously served as Chief Financial Officer for JayHawk Energy, Inc. and Controller for Fellows Energy, Ltd. Mr. Young received his Bachelor of Arts degree in Accounting from the University of Utah in 2002.
Code of Ethics
We adopted a Code of Ethics (as that term is defined in Item 406 of Regulation S-K), which applies to our directors and our employees, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of our Code of Ethics can be found on our website, www.basicearth.net, under the heading “Investor Relations/Compliance.”
Compliance with Section 16(a) of the Securities Exchange Act
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Basic Earth pursuant to Section 16a-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), no person who at any time during the fiscal year ended March 31, 2009, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of Basic Earth failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except in the case of Joseph Young (one Form 3), Richard K. Rodgers (two Forms 4, two transactions) and Monroe W. Robertson (two Forms 4, two transactions).

ITEM 11
EXECUTIVE COMPENSATION
General
We currently compensate our executives through a mix of base salary and cash bonus and non-equity incentive awards. In addition, we provide to our executives other benefits that we also make available generally to all salaried employees.
Overall, our aim is to offer our executives a total compensation package that represents a compensatory level consistent with a peer group of competitive companies. Accordingly, we review the compensation that we offer against that offered by peer group companies on an annual basis. Peer group companies reviewed in setting compensation levels for the fiscal year ended March 31, 2009, include: Credo Petroleum Corporation, Delta Petroleum Corporation., Kodiak Oil and Gas Corporation, Spindletop Oil and Gas Company, Teton Energy Corporation and Texas Vanguard Oil Company.
Compensation Components
This section describes the various elements of Basic Earth’s compensation program for our executive officers and includes a discussion of various matters relating to those items, including why the Compensation Committee chooses to include certain items in our compensation program.
Base Salary. Our Compensation Committee establishes base salaries for our executives based on the scope of their responsibilities and takes into account competitive market compensation paid by companies in our identified peer group for similar positions. Generally, the Compensation Committee believes that executive base salaries should be benchmarked against salaries for executives in similar positions with similar responsibilities at comparable companies in order to attract, retain and equitably reward our executives. Based on information gathered, the Compensation Committee believed that during the fiscal years ended March 31, 2009 and 2008, the Chief Executive Officer was compensated below the level of the chief executive officers at comparable companies. The Compensation Committee reviews base salaries annually and adjusts base salaries from time to time after considering the salaries of executives at comparable companies and taking into account individual responsibilities, performance and experience. Effective October 1, 2008, the Compensation Committee increased the annual base salary over the previous year’s level for our Chief Executive Officer from $165,000 to $200,000. This increase was based on individual performance, Basic Earth’s performance and was intended to bring his salary more, although not completely, in line with Basic Earth’s identified peer group. Effective October 1, 2009, the Compensation Committee increased the Chief Executive Officer’s annual salary from $200,000 to $220,000 to bring it in line with the salaries paid to the chief executive officers at our peer companies.
Cash Bonus and Non-Equity Incentive Awards. The Compensation Committee utilizes cash bonus awards to incentivize our executives and align their compensation with corporate objectives and individual performance and contribution. Our Compensation Committee determines the bonus level for our Chief Executive Officer, and, after consideration of the Chief Executive Officer’s recommendations, for each officer other than the Chief Executive Officer. We do not have a formal or informal policy regarding adjustment or recovery of incentive bonus payments if the relevant performance goals or measures upon which they are based are restated or otherwise adjusted so that the incentive bonus is reduced.
During the fiscal year ended March 31, 2009, our Chief Executive Officer earned a non-equity incentive award of $130,520 pursuant to the Performance Bonus Plan (described below), a holiday cash bonus of $7,692 and $9,563 pursuant to the basic Earth Oil and Gas Incentive Compensation Plan (described below). Our principal accounting officer received a bonus of $5,000 for achieving certain performance goals as set forth in his consulting agreement.
Equity-Based Compensation. We do not currently use equity-based incentive compensation as an active part of our executive compensation strategy. Specifically, we do not currently have an equity-based awards plan in effect pursuant to which our Chief Executive Officer or any other executive officer receives any equity-based options or grants, and as of March 31, 2009, there were no outstanding equity option awards held by our executive officers or by any of our directors pursuant to our expired equity-based awards plans.
While the Compensation Committee seeks to encourage the long-term performance of our Chief Executive Officer through the use of meaningful incentive-based compensation, it believes this incentive is best addressed at present through the Performance Bonus Plan described below. This view is based, in part, on the large equity stake that the Chief Executive Officer holds in the company, 87% of which was accumulated not through grants of equity compensation but by way of purchases at market prices. As part of our long-term incentive compensation efforts, we may in the future implement a new stock option incentive plan or other equity-based award plan for executive officers, which would utilize equity awards in recognition of individual achievements and contributions to corporate performance or in circumstances where we face a critical retention need.
Other Compensation Considerations. Companies of our size in the oil and gas industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change of control and severance arrangements with certain of our executives may help us attract and retain the best possible executive talent. While our executive officers are not presently entitled to receive payments in the event of certain change of control or termination events, we may choose to establish such payment arrangements in the future. Please see “Potential Payments Upon Termination or Change of Control” below.
Summary Compensation Table
The following table sets forth the compensation of the principal executive officer and principal accounting officer for the years ended March 31, 2008, and March 31, 2009. No other executive officer of Basic Earth received total compensation in excess of $100,000 during that period. In accordance with the rules of the SEC, the compensation described in this table does not include (i) medical, group life insurance or other benefits received by any of the named executive officers that are available generally to all of our salaried employees or (ii) perquisites and other personal benefits received by the named executive officers that in the aggregate do not exceed $10,000.

						Non-Equity
	Fiscal					Incentive Plan	All Other
Name and Principal	Year					Compensation	Compensation
Position	Ended	Salary ($)		Bonus ($)		($)(1)	($)(2)	Total ($)
Ray Singleton	2009	183,574	(3)	7,692	(4)	140,083	6,073	337,422
President and Chief Executive Officer	2008	134,250		6,346	(4)	27,014	6,176	173,786
Joseph Young(5)	2009	110,169		5,000	(5)	—	—	115,169
Principal Accounting Officer	2008	—		—		—	—	—

(1)	Includes $22,961 and $130,520 earned for the fiscal year ended March 31, 2008, and fiscal year ended March 31, 2009, respectively, under the Performance Bonus Plan (described below). Amount also includes $9,563 accrued but not yet paid for the fiscal year ended March 31, 2009, and $4,053 paid for the fiscal year ended March 31, 2008, in each case pursuant to the terms and conditions of Basic Earth’s Oil and Gas Incentive Compensation Plan (described below).

(2)	Amounts include (i) matching funds contributed by Basic Earth to Mr. Singleton’s 401(k) plan account of $5,826 and $5,204 for fiscal 2009 and 2008, respectively, and (ii) $247 and $850 for premiums paid by Basic Earth on a life insurance policy for Mr. Singleton during fiscal 2009 and 2008, respectively, as Mr. Singleton designates the beneficiary of this life insurance policy.

(3)	Effective October 1, 2008, the Compensation Committee increased Mr. Singleton’s annual salary from $165,000 to $200,000.

(4)	Includes holiday cash bonus payments for the periods indicated.

(5)	Mr. Young was engaged on a part-time, temporary basis pursuant to a consulting agreement dated effective March 31, 2008. Mr. Young did not begin receiving payments under such consulting agreement until April 2008. Pursuant to the terms of his consulting agreement (described below), Mr. Young received a bonus of $5,000 in exchange for his services, which bonus was paid on July 18, 2008.
Young Consulting Agreement
Mr. Young was engaged by Basic Earth as a consultant to replace David Flake, the former Chief Financial Officer of the company. In accordance with Mr. Young’s written agreement with Basic Earth, Mr. Young was contracted to serve as Basic Earth’s Principal Accounting Officer on a temporary and part-time basis. Mr. Young’s initial role was to prepare and file Basic Earth’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, and address such other issues as may evolve. Upon expiration of the term of the agreement on July 11, 2008, Basic Earth and Mr. Young orally agreed to extend his consulting agreement for an indefinite term and expand his involvement in the Company to include assistance with the change of our independent registered public accounting firm, the filing of our Quarterly Reports on Form 10-Q, SOX implementation and compliance, and the conversion of our accounting system to a new platform. In accordance with the original consulting agreement, Mr. Young is compensated on an hourly basis at the rate of $60.00 per hour and does not receive any employee benefits.
Performance Bonus Plan
The Performance Bonus Plan provides for a potential cash bonus for our Chief Executive Officer each fiscal year equal to 100% of our Chief Executive Officer’s annual salary. The bonus is determined based on four criteria, each contributing up to a maximum of 25% of our Chief Executive Officer’s bonus. The four criteria are (i) increase in annual production; (ii) increase in reserves; (iii) return on investment; and (d) performance of Basic Earth’s stock price relative to the stock prices of our peer companies. The percentage awards from each criterion are added to determine the total percentage of the award. Each of these criteria is discussed below.
Annual Production Bonus Award Percentage. The Compensation Committee believes that increasing production is a critical measure of the Basic Earth’s performance, and, therefore, the Chief Executive Officer’s performance. For purposes of the Performance Bonus Plan, the annual increase in production is determined by dividing the annual production in barrels of oil equivalent (BOE) for the most recent fiscal year by the annual production in BOE for the prior fiscal year and then subtracting 100%. For fiscal 2008, for each percentage increase in annual production, the bonus award was 1% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. The Compensation Committee reevaluated this metric and, for fiscal years ended March 31, 2009, and thereafter, increased this percentage to 2% of the Chief Executive Officer’s salary for each percentage increase in annual production, subject to a maximum percentage award of 25%. For the fiscal year ended March 31, 2009, Mr. Singleton was awarded the full 25% of the annual production bonus award percentage for increasing production by 13.4%.
Reserves Bonus Award Percentage. The Compensation Committee believes that increasing Basic Earth’s reserve base is critical to Basic Earth’s future growth. Furthermore, the Compensation Committee believes that it is critical to not only replace those reserves that have been depleted, but to grow reserves year-over-year despite normal depletion. The Compensation Committee is aware that commodity prices have an influence on reserves that are beyond the control of the Chief Executive Officer. The Compensation Committee believes this limitation is acceptable, because in those years when commodity prices are up and have a positive effect on bonus determination, Basic Earth is more likely to have the funds to pay bonuses, and in years that commodity prices are down and have a negative effect on bonus determination, Basic Earth is less likely to have the funds to pay bonuses. For fiscal 2008, for each percentage increase in reserves, the bonus award was 1% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. The Compensation Committee reevaluated this metric and, for fiscal years ended March 31, 2009, and thereafter, increased this percentage to 2% of the Chief Executive Officer’s salary for each percentage increase in reserves, subject to a maximum percentage award of 25%. For the fiscal year ended March 31, 2009, there was no award related to the reserves criterion.

Return on Investment Bonus Award Percentage. The Compensation Committee believes that it is important to balance the Chief Executive Officer’s incentive to increase production and reserves with a metric that rewards the effectiveness of those increases. This Return on Investment (“ROI”) metric is intended to evaluate capital expenditures in a given year (or multiple years in the case of multi-year projects or those projects that overlap a year end) versus the anticipated cash flow, if any, that those projects, on an aggregate basis, are expected to generate in the future. For fiscal 2008, for each percentage increase in return on investment in excess of 8% (Basic Earth’s approximate cost of funds), the bonus award was 1% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. The Compensation Committee reevaluated this metric and, for fiscal years ended March 31, 2009, and thereafter, increased this percentage to 2% of the Chief Executive Officer’s salary for each percentage increase in return on investment in excess of 8%, subject to a maximum percentage award of 25%. For the fiscal year ended March 31, 2009, Mr. Singleton was awarded 15.26% of the 25% of the return on investment bonus award percentage for generating a return on investment of 15.63% on the Company’s capital expenditures.
Stock Price Bonus Award Percentage. The Compensation Committee believes that, in addition to production, reserves and ROI, the Chief Executive Officer should focus on the fundamentals of the business, net income and EBITDA. Furthermore, the Compensation Committee believes that the market will reward solid, consistent growth in these areas. For this reason, the Compensation Committee has chosen stock price as the metric most suitable for rewarding consistent improvement in the fundamentals of the business. The Compensation Committee is aware that market and other forces can have a positive or negative influence on stock price and that incentivizing stock price growth could cause management to take unjustified risk or artificially influence stock prices. The Compensation Committee has determined, however, that by balancing this metric against the other three, by limiting this award component to 25% and by creating the need to follow this year’s performance with a similar performance next year, the incentive to take unnecessary risk and the incentive to use superficial and artificial means to promote stock price will not be justified.
The percentage increase or decrease in Basic Earth’s stock price is evaluated relative to Basic Earth’s peers on a quartile basis. Peer companies will be selected by the Compensation Committee based on a number of factors, including but not limited to, market capitalization, stock exchange, similarity of business model (i.e. producer or operator), availability of compensation data, location of producing assets, number of employees, location of headquarters and director/officer ownership. The peer companies used for purposes of the Performance Bonus Plan are the same peer companies used by the Compensation Committee to evaluate the salary and other compensation of our chief executive officer and other executive officers. The Compensation Committee determines the group of peer companies by October 15th of the year being evaluated. The average closing price per share for the ten trading days preceding the April 1st following the end of the fiscal year (beginning of new fiscal year) will be divided by the average closing price per share for the ten trading days preceding the April 1st of the fiscal year to be evaluated. The share price will be adjusted for any stock split or other recapitalization. One hundred percent (100%) will be subtracted from this number to determine the percentage increase or percentage decrease in Basic Earth’s stock price. A similar computation will be made for peer companies. Basic Earth’s stock performance shall be ranked relative to its peers. The share price bonus award percentage is based on quartile standing and provides a bonus award as follows:

Company Standing	Calculation	Bonus Award
First Quartile	100.0% of 25%	25.000%
Second Average Quartile	62.5% of 25%	15.625%
Third Average Quartile	37.5% of 25%	9.375%
Fourth Quartile	0.0% of 25%	—
For the fiscal year ended March 31, 2009, Mr. Singleton was awarded the maximum 25% of the stock price bonus award percentage, as Basic Earth’s common stock performance ranked in the highest quartile relative to the peer companies. This award percentage, together with the 25% annual production bonus award percentage and the 15.26% return on investment bonus award percentage, resulted in a total bonus award percentage of 65.26% of Mr. Singleton’s salary as of March 31, 2009 (i.e. $200,000), or an award of $130,520 for fiscal 2009.
Oil and Gas Incentive Compensation Plan
Basic Earth’s Oil and Gas Incentive Compensation Plan (the “O&G Plan”) became effective on April 1, 1980, and was amended in December 1982. No properties have been added to the O&G Plan since 1988, however, the O&G Plan continues to make profit sharing distributions pursuant to awards made prior to that date. Mr. Singleton is the only current employee receiving distributions from the O&G Plan, and he earned $9,563 for the fiscal year ended March 31, 2009, pursuant to the O&G Plan. The O&G Plan is a revenue sharing plan that historically provided awards to key employees of Basic Earth in the form of properties added to the plan that provide distributions to participants depending on that participant’s level of vesting and other factors. Previous awards in the O&G Plan vested over a period ranging from four to eleven years. Mr. Singleton is 100 percent vested in his previous awards under the O&G Plan. Basic Earth can sell or otherwise transfer its interest in properties designated for the O&G Plan. If Basic Earth sells a property in the O&G Plan, the participants shall receive their respective percentages of the sales price. At this time, the Compensation Committee does not intend to utilize the O&G Plan to make additional awards.
401(k) Plan
In October 1997, we implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employees are required to be employed by Basic Earth or any subsidiary of Basic Earth for one year before they become eligible to participate in the 401(k) Plan. Basic Earth matches 100% of the employee’s contribution to the 401(k) Plan up to 3% of the employee’s salary. Contributions are vested when made. Contributions to the 401(k) Plan on behalf of Mr. Singleton are also included in the All Other Compensation column in the Summary Compensation Table above.
Potential Payments upon Termination or Change in Control
We have no contract with any officer that would give rise to any cash or non-cash compensation resulting from the resignation, retirement or any other termination of such officer’s employment with Basic Earth or from a change in control of Basic Earth or a change in any officer’s responsibilities following a change in control. Currently, all of our executive officers serve at the pleasure of the Board.
Director Compensation
The Board adopted a new Director Compensation Plan, effective April 1, 2007, which provides for a combination of cash and equity incentive compensation to attract and retain qualified and experienced director candidates. Pursuant to the plan, each non-employee director is entitled to receive an annual cash retainer of $16,000, together with $2,000 for attending each quarterly regular meeting of the Board of Directors and each all-day special meeting of the Board of Directors and $500 for each half-day special meeting of the Board of Directors. No committee fees are payable for attendance by a director at a committee meeting held in conjunction with a regular quarterly or all-day special meeting of the Board of Directors. The chairman of each of the Audit, Compensation and Nominating Committees receives an annual cash retainer of $5,500, $4,500 and $3,500, respectively. Currently, the Nominating Committee has no chairman. In addition, non-employee directors receive $500 for attending committee meetings (which are held on an as needed basis), unless the committee meeting is held in conjunction with a quarterly regular or all-day board meeting. We also reimburse reasonable expenses incurred by our non-employee directors associated with attending Board and committee meetings. Mr. Singleton, our employee director, does not receive compensation for his service as a member of the Board. In addition, each non-employee director receives an annual grant of restricted stock having a fair market value equal to $36,000 on the grant date, typically, April 1 of each year, based on the average closing price for the ten trading days preceding the grant date. The Board requires that each restricted stock award recipient, within three years of the date that he becomes a member of the Board, own an amount of common stock equal to one year of his average total board compensation.

The following table sets forth information concerning the compensation of our non-employee directors during the fiscal year ended March 31, 2009.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Richard K. Rodgers	34,500 (2)	24,000	58,500
Monroe W. Robertson	35,500 (3)	24,000	59,500
David Flake (4)	—	—	—
Total	70,000	48,000	118,000

(1)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with FAS 123R. Grants of shares of restricted stock vest one-third each year over three years. The number of shares included in each grant is determined based upon the average closing price for the ten trading days preceding each anniversary date of the original grant. The amounts shown do not reflect compensation actually received by our directors or the actual value that may be recognized by our directors with respect to these awards in the future, because each award is subject to forfeiture. The aggregate number of stock awards outstanding and subject to vesting at the fiscal year ended March 31, 2009, for each director was as follows: Robertson – 51,178 shares; Rodgers – 51,178; and Flake – none. In addition, each director was granted 44,889 shares of restricted stock on April 1, 2009, subject to vesting and forfeiture.

(2)	Consists of a $16,000 annual cash retainer, $14,000 for attending Board and committee meetings and $4,500 for serving as the Chairman of the Audit Committee.

(3)	Consists of a $16,000 annual cash retainer, $14,000 for attending Board and committee meetings and $5,500 for serving as the Chairman of the Compensation Committee.

(4)	Mr. Flake resigned as an executive officer of Basic Earth in February 2008 and as a director of the company in October 2008. By virtue of his status as a previous executive officer of Basic Earth, Mr. Flake was not considered “independent” and, in accordance with our Director Compensation Plan, was therefore not eligible for compensation as a director.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and except for community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them. The percentage of beneficial ownership for the table below is based on 17,505,727 shares of Common Stock outstanding as of June 18, 2009.
Based solely upon a review of ownership filings made with the SEC, we are not aware of any beneficial owners of more than 5% of our Common Stock as of June 18, 2009, except for Mr. Ray Singleton, our President and Chief Executive Officer and one of our directors. Mr. Singleton is included in the table below.
Security Ownership of Directors and Management
The following table contains information about the beneficial ownership of the Common Stock as of June 18, 2009, by:
•	each of our directors, including the Board’s nominees for re-election;

•	each executive officer named in the Summary Compensation Table; and

•	all directors and current executive officers as a group.

	Amount and Nature
	of Beneficial		Percent of
Name of Beneficial Owner (1)	Ownership		Class (%)(2)
Ray Singleton	4,505,912		25.7%
Joseph Young	—		—
Richard K. Rodgers	103,638	(3)	*
Monroe W. Robertson	109,538	(3)	*
Total for all officers and directors(four individuals)	4,719,088		27.0%

*	The percentage of Common Stock beneficially owned is less than 1%.

(1)	The address of each of these persons is c/o Basic Earth Science Systems, Inc., 633 Seventeenth Street, Suite 1645, Denver, Colorado 80202.

(2)	Based on 17,505,727 shares outstanding at June 18, 2009.

(3)	Each director was given a restricted stock grant of 22,713 shares on April 1, 2007, 36,036 shares on April 1, 2008, and 44,889 shares on April 1, 2009. All of these shares were granted subject to restrictions on the sale of such shares, which lapse in equal annual installments over a three-year period. Each of Messrs. Rodgers and Robertson were issued their shares on June 19, 2009 (subject to vesting and forfeiture), and each has the power to vote those shares.
Securities Authorized For Issuance under Equity Compensation Plans
The following table contains information with respect to our Director Compensation Plan described above under the heading “Director Compensation” in Item 10 of this Annual Report, as of the end of our fiscal year ended March 31, 2009.

Equity Compensation Plan Information

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	- 0 -	N/A	- 0 -
Equity compensation plans not approved by security holders	- 0 -	N/A	89,778
Total	- 0 -	N/A	89,778
The Board adopted a new Director Compensation Plan (the “Plan”), effective April 1, 2007, which provides for a combination of cash and equity incentive compensation to attract and retain qualified and experienced director candidates. Under the Plan, each independent, non-employee director receives an annual grant of restricted stock having a fair market value equal to $36,000 on the award date, typically, April 1 of each year. The number of shares included in each grant is determined based upon the average closing price of the ten trading days preceding each anniversary date of the original grant. Up to 207,276 shares of the Company’s common stock may be issued to directors under the Plan, subject to certain restrictions and vesting. Grants of shares of restricted stock vest one-third each year over three years.
As of the end of our fiscal year ended March 31, 2009, 117,508 shares of common stock reserved for issuance under the Plan had been authorized for issuance. An additional 89,778 shares were authorized for issuance on April 1, 2009. As of June 19, 2009, all 207,276 shares of common stock reserved for issuance under the Plan had been granted. Accordingly, no shares of common stock remain available for issuance at present under the Plan. However, in accordance with the terms of the Plan, if a Director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company. The aggregate number of restricted stock awards outstanding and subject to vesting at the fiscal year ended March 31, 2009, for each director was as follows: Robertson – 51,178 shares; Rodgers – 51,178. In addition, each director was granted 44,889 shares of restricted stock on April 1, 2009, subject to vesting and forfeiture.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
There are no related party transactions requiring disclosure in this Annual Report on Form 10-K.
Please see the heading “Composition of the Board” above in Item 10 of this Annual Report on Form 10-K for a discussion of our independent Board members and the standards by which we measure independence.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Change in Independent Registered Public Accounting Firm
     On July 18, 2008, Basic Earth engaged EKS&H to serve as its independent public accountants for the fiscal year ended March 31, 2009. The decision to retain EKS&H was recommended by Basic Earth’s Audit Committee and approved by Basic Earth’s Board of Directors. During the fiscal year ended March 31, 2008, Hein & Associates LLP (“Hein”), served as our independent registered public accounting firm. The resignation of Hein & Associates LLP was disclosed in our Current Report on Form 8-K, filed with the SEC on July 21, 2008. During the fiscal years ended March 31, 2007, and March 31, 2008, and any subsequent interim period through July 18, 2008, the date of Hein’s resignation, there were no disagreements between Basic Earth and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
Auditor Fees
     The following presents fees for professional audit services rendered by Hein for the fiscal year ended March 31, 2008, and by EKS&H for the fiscal year ended March 31, 2009, for the audit or review of Basic Earth’s financial statements, and fees billed for other services rendered by those firms, during those periods.
     The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm in each of the last two fiscal years.

	Years Ended
	March 31
	2009	2008
Audit fees (1)	92,000	70,000
Audit-related fees (2)	4,000	—
Tax fees (3)	—	11,500
All other fees (4)	—	—
Total	96,000	81,500

(1)	Audit fees are for the audit of Basic Earth’s annual consolidated financial statements and the review of Basic Earth’s quarterly financial statements for the fiscal years ended March 31, 2008 and 2009, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for those fiscal years.

(2)	Basic Earth did not incur any audit-related fees for the fiscal year ended March 31, 2008. For the fiscal year ended March 31, 2009, Basic Earth paid EKS&H $4,000 for audit-related services, including services related to financial accounting and reporting matters.

(3)	Basic Earth did not incur any tax-related fees for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2008, Basic Earth paid Hein $11,500 for tax-related services, including fees billed for tax compliance, tax advice and preparation of Basic Earth’s federal tax return.

(4)	Basic Earth incurred no other fees during the fiscal years ended March 31, 2008, and March 31, 2009, for products and services rendered by Basic Earth’s principal accountants.
Pre-Approval Policy and Procedures
The Audit Committee has adopted informal policies and procedures relating to the pre-approval of all engagement letters and audit and non-audit services that are to be performed by Basic Earth’s registered public accounting firm. This policy generally provides that Basic Earth will not engage its registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee, subject to any exception under Section 10A of the Exchange Act and any rules promulgated thereunder. All fees paid to EKS&H in the fiscal year ended March 31, 2009, were pre-approved by the Audit Committee.

Part IV
ITEM 15:
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K or incorporated by reference.

	(1)	Financial Statements
All financial statements as set forth under Item 8 of this report.

	(2)	Supplementary Financial Statement Schedules
None.

	(3)	Exhibits
See (b) below

(b)	Exhibits

The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.	Document
3(i)	Restated Certificate of Incorporation of Basic Earth Science Systems, Inc., effective May 12, 1981, as amended by (i) Certificate of Amendment of Certificate of Incorporation, effective November 20, 1986; (ii) Certificate of Amendment of Certificate of Incorporation, effective July 1, 1996; and (iii) Certificate of Designations of Series A Junior Participating Preferred Stock, effective February 5, 2009, incorporated by reference to Exhibit 3(i) of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on February 17, 2009.

3(ii)	Bylaws of Basic Earth Science Systems, Inc., dated July 15, 1986, as amended by First Amendment to Bylaws, dated February 4, 2009, incorporated by reference to Exhibit 3(ii) of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on February 17, 2009.

4.1	Rights Agreement, dated February 4, 2009, between Basic Earth Science Systems, Inc. and Corporate Stock Transfer, Inc., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K., filed with the SEC on February 5, 2009.

10.1*	Oil and Gas Incentive Compensation Plan, dated April 1, 1980, as amended, incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended March 31, 1985, filed with the SEC.

10.2	Loan Agreement, dated March 4, 2002, between The Bank of Cherry Creek and Basic Earth, incorporated by reference to Exhibit 10(i)a of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, filed with the SEC on June 28, 2002; as amended by Amended Loan Agreement, dated January 3, 2006, between American National Bank (formerly The Bank of Cherry Creek) and Basic Earth, incorporated by reference to Exhibit 10(i)a of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, filed with the SEC on July 14, 2006; and as further amended by Amended Loan Agreement, dated December 31, 2006, between American National Bank and Basic Earth, incorporated by reference to Exhibit 10(i)a of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2009, filed with the SEC on June 29, 2007.

10.3*	Performance Bonus Plan, dated effective April 1, 2007, filed herewith.

10.4*	Director Compensation Plan, dated effective April 1, 2007, filed herewith.

10.5*	Form of Restricted Stock Agreement pursuant to the Director Compensation Plan, incorporated by reference to Exhibit 10(ii) of the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed with the SEC on July 11, 2008.

10.6*	Part-Time Employment and Confidentiality Agreement, effective March 31,2008, between

Exhibit
No.	Document
Joseph Young and Basic Earth, filed herewith.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2004, filed with the SEC on May 11, 2005.

16.1	Letter Regarding Change in Certifying Accountant, incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K, filed with the SEC on July 21, 2008.

21	List of Subsidiaries of Basic Earth, filed herewith.

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002, dated October 9, 2009, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002, dated October 9, 2009, filed herewith.

99.1	Nominating Committee Charter, adopted September 28, 2009, filed herewith.

99.2	Compensation Committee Charter, adopted September 28, 2009, filed herewith.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15 of Form 10-K.

Signatures
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this ninth day of October, 2009.
BASIC EARTH SCIENCE SYSTEMS, INC.

By:	/s/ Ray Singleton Ray Singleton
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph Young Joseph Young
Principal Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Document
10.3	Performance Bonus Plan, dated effective April 1, 2007, filed herewith.

10.4	Director Compensation Plan, dated effective April 1, 2007, filed herewith.

10.6	Part-Time Employment and Confidentiality Agreement, effective March 31, 2008, between Joseph Young and Basic Earth, filed herewith.

21	List of Subsidiaries of Basic Earth, filed herewith.

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002, dated October 9, 2009, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002, dated October 9, 2009, filed herewith.

99.1	Nominating Committee Charter, adopted September 28, 2009, filed herewith.

99.2	Compensation Committee Charter, adopted September 28, 2009, filed herewith.