Form 10-Q
period 2009-09-30
BASIC EARTH SCIENCE SYSTEMS INC
filed 2009-11-16
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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
Yes ☐ No ☑

Shares of common stock outstanding on November 16, 2009: 17,113,630

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
•      factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment,
•      permitting issues, workovers, and weather;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,307,000	$4,088,000
Accounts receivable:
Oil and gas sales	1,192,000	1,611,000
Joint interest and other receivables, net of $71,000 and $71,000 in allowance, respectively	274,000	230,000
Other current assets	390,000	508,000

Total current assets	7,163,000	6,437,000

Oil and gas property, full cost method:
Proved property	32,909,000	32,187,000
Unproved property	796,000	1,077,000
Accumulated depletion and impairment	(22,953,000)	(22,397,000)

Net oil and gas property	10,752,000	10,867,000

Support equipment and other non-current assets, net of $355,000 and $337,000 in accumulated depreciation, respectively	461,000	458,000

Total non-current assets	11,213,000	11,325,000

Total assets	$18,376,000	$17,762,000

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$352,000	$64,000
Accrued liabilities	1,226,000	1,328,000

Total current liabilities	1,578,000	1,392,000

Long-term liabilities:
Deferred tax liability	2,269,000	2,242,000
Asset retirement obligation	1,519,000	1,558,000

Total long-term liabilities	3,788,000	3,800,000

Total liabilities	5,366,000	5,192,000

Shareholders’ Equity:
Preferred stock, $.001 par value, 3,000,000 authorized, and none issued or outstanding	—	—
Common stock, $.001 par value, 32,000,000 shares authorized, and 17,703,000 and 17,506,000 shares issued and outstanding respectively	18,000	18,000
Additional paid-in capital	22,910,000	22,825,000
Treasury stock (590,000 and 380,000 shares respectively); at cost	(208,000)	(43,000)
Accumulated deficit	(9,710,000)	(10,230,000)

Total shareholders’ equity	13,010,000	12,570,000

Total liabilities and shareholders’ equity	$18,376,000	$17,762,000

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$3,470,000	$6,009,000	$2,010,000	$2,697,000
Well service and water disposal revenue	27,000	45,000	11,000	38,000

Total revenues	3,497,000	6,054,000	2,021,000	2,735,000

Expenses:
Oil and gas production	1,020,000	1,129,000	552,000	563,000
Production tax	385,000	498,000	265,000	216,000
Well servicing expenses	26,000	53,000	11,000	44,000
Depreciation and depletion	574,000	418,000	336,000	197,000
Accretion of asset retirement obligation	83,000	36,000	41,000	23,000
Asset retirement expense	4,000	129,000	―	175,000
General and administrative	827,000	558,000	492,000	255,000

Total expenses	2,919,000	2,821,000	1,697,000	1,473,000

Income from operations	578,000	3,233,000	324,000	1,262,000

Other Income (Expense):
Interest and other income	50,000	42,000	50,000	34,000
Interest and other expenses	(19,000)	(16,000)	(4,000)	(13,000)

Total other income	31,000	26,000	46,000	21,000

Income before income taxes	609,000	3,259,000	370,000	1,283,000

Current income tax expense	61,000	368,000	119,000	187,000
Provision for deferred income taxes	28,000	565,000	(20,000)	150,000

Total income tax expense	89,000	933,000	99,000	337,000

Net income	$520,000	$2,326,000	$271,000	$946,000

Per share amounts:
Basic	$0.03	$0.13	$0.02	$0.05
Diluted	$0.03	$0.13	$0.02	$0.05

Weighted average common shares outstanding:
Basic	17,069,682	17,116,020	17,114,293	17,116,020
Diluted	17,069,682	17,139,192	17,114,293	17,139,037

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$520,000	$2,326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	574,000	418,000
Deferred tax liability	27,000	565,000
Accretion of asset retirement obligation	83,000	36,000
Share based compensation	36,000	24,000
Change in:
Accounts receivable, net	375,000	(965,000)
Other assets	118,000	(13,000)
Accounts payable and accrued liabilities	142,000	460,000

Net cash provided by operating activities	1,875,000	2,851,000

Cash flows used in investing activities:
Oil and gas property	(482,000)	(2,668,000)
Support equipment	(9,000)	―

Net cash used in investing activities	(491,000)	(2,668,000)

Cash flows used in financing activities:
Purchase of treasury shares	(165,000)	―

Net cash used in financing activities	(165,000)	―

Cash and cash equivalents:
Increase in cash and cash equivalents	1,219,000	183,000
Balance, beginning of year	4,088,000	5,571,000

Balance, end of period	$5,307,000	$5,754,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,000	$5,000
Cash paid for income tax	$14,000	$205,000
Non-cash:
Decrease in oil and gas property due to asset retirement obligation	$31,000	$32,000
Decrease in accrued liabilities of vested shares	$48,000	$—
Additions to oil and gas also included in accrued liabilities	$79,000	$642,000

See accompanying notes to unaudited consolidated financial statements.

Basic Earth Science Systems, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2009

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

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

We have evaluated events subsequent to September 30, 2009 through November 12, 2009, the filing date of this report, and determined that there were no subsequent events to recognize or disclose in these consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

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

Oil and Gas Property. We follow the full cost method of accounting for our oil and gas property. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves using current prices and costs discounted at 10 percent plus the lower of cost or fair value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence. The write-down may not be reversed in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase reserve estimates in future periods.  As of September 30, 2009, our capitalized costs did not exceed the ceiling test limit.

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

Long-Term Assets. We regularly evaluate all long-lived assets for possible impairment. Assets are reported at the lower of cost or their estimated recoverable amounts. During 2009 and 2008, there was no impairment recorded for long-lived assets.

Fair Value Measurements. Effective April 1, 2009, we adopted the provisions for nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy.

Asset Retirement Obligations. We have obligations related to the plugging and abandonment of our oil and gas wells. We estimate the future cost of these obligations, discount this cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on numerous and significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. We review the estimate of our future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

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

The information below reconciles the value of the asset retirement obligation for the period presented.  This includes a short term obligation of $124,000, which is carried within the accrued liabilities line item of the balance sheet.
Six Months Ended
September 30,
2009

Balance beginning of period	$1,698,000
Liabilities incurred	16,000
Liabilities settled	(107,000)
Revisions to estimates	(47,000)
Accretion expense	83,000

Balance end of period	$1,643,000

Commitments.  We currently office in a 4,000 square foot office space located in downtown Denver, Colorado, and are committed to a total of $281,000 for the five-year lease term ending April 1, 2013.  We have no off balance sheet transactions or arrangements.

Income Taxes. We account for income taxes with deferred tax liabilities and assets which are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2006 through 2008. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we made no provisions for interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2009, The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (Codification) which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification will not have a material impact on our consolidated financial statements or results of operations.

In June 2009, the FASB issued guidance related to subsequent events which incorporates the guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The new guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the guidance upon its issuance and it had no material impact on our consolidated financial statements.

On April 29, 2009, the FASB issued guidance related to financial Instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements, and is effective for interim periods ending after June 15, 2009. We have adopted these new provisions, which did not have a material impact on the Company’s consolidated financial statements or results of operations.

On April 1, 2009, the FASB issued guidance related to business Combinations, which addresses application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination, including the treatment of contingent consideration, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the new provisions to future acquisitions.

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

In September 2006, the FASB issued guidance related to fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB proposed a one year deferral of the implementation for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On April 1, 2008, we adopted the new guidance with the one-year deferral for non-financial assets and liabilities. The adoption of the new guidance did not have a material impact on our financial position, results of operations, or cash flows. Beginning April 1, 2009, we have adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption did not have a material impact on our financial statements.

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

Working Capital. At September 30, 2009, we had a working capital surplus of $5,585,000 (a current ratio of 4.53:1) compared to a working capital surplus at March 31, 2009 of $5,045,000 (a current ratio of 4.62:1). The decrease in current ratio is largely a result of the timing between payments made for payables, and cash received for revenue.

Cash Flow. Net cash provided by operating activities decreased 34.2% from $2,851,000 in the six months ended September 30, 2008 (“2008”) to $1,875,000 in the six months ended September 30, 2009 (“2009”) primarily due to decreased oil and gas commodity prices.

Net cash used in investing activities decreased 81.6% from $2,668,000 during 2008 to $491,000 in the six months ended September 30, 2009. The difference relates primarily to significantly more expenditures made during the prior year on the DJ Basin wells in Colorado.

Net cash used in financing activities was $165,000 at September 30, 2009 as compared to no cash used for financing activities at September 30, 2008 since the Company did not adopt its stock buyback program until October 2008.

Credit Line. Our current banking relationship, established in March 2002, is with American National Bank (“the Bank”), located in Denver, Colorado. Subject to evaluation every six months, the line of credit amount was set at $20,000,000 with a concurrent borrowing base of $4,000,000. Effective December 31, 2008 the loan agreement was amended to extend the maturity date of the credit agreement to December 31, 2010.  We renewed the line with an interest rate of prime plus 0.25% or 6.5% whichever is higher.  During the year ended March 31, 2009 and for the six months ending September 30, 2009, we did not utilize our credit facility.  The loan contains several covenant restrictions.   At September 30, 2009, we were in compliance with all covenants.  This line may be used for purposes of borrowing funds to reduce payables, finance re-completion or drilling efforts, fund property acquisitions, or pursue other opportunities that might arise.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the consolidated statement of cash flows under investing activities for expenditures on oil and gas property in that the amounts contained therein are presented on a cash basis.

During the quarter ended September 30, 2009, we spent approximately $95,000 on various projects.   This compares to $575,000 for the quarter ended September 30, 2008. The decrease in capital expenditures is primarily attributable to the timing of expenditures incurred.  During the quarter ended September 30, 2009, 85% of capital expenditures were dedicated to leasing and completions.  We spent approximately 71% of our capital expenditures amount on leasing acreage for the Banks prospect, 6% on recompletion of the Guenther 1-8 in Sheridan County, Montana, and 8% on completion efforts of the Lassen 41-26H in McKenzie County, North Dakota.  These projects were funded with internally generated cash flow from operations.

At present cash levels, and with the extension of our available borrowing capacity, we expect to have sufficient funds available for our share of any additional acreage, seismic and/or drilling cost requirements that might arise from these opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including but not limited to; changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout or joint venture terms, lack of cash flow, and lack of additional funding.

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

Divestitures/Abandonments

During the quarter ended September 30, 2009 we commenced the plugging of one well.

Results of Operations

Overview. Net income for the three and six months ended September 30, 2009 was $271,000 and $520,000 compared to net income of $946,000 and $2,326,000, for the three and six months ended September 30, 2008.  The following table shows selected financial information for the three and six months ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales volume
Oil (barrels)	51,609	43,300	27,266	19,400
Gas (mcf)	119,326	81,900	84,140	38,800

Revenue
Oil	$2,981,000	$5,106,000	$1,711,000	$2,234,000
Gas	489,000	903,000	299,000	463,000
Total revenue1	3,470,000	6,009,000	2,010,000	2,697,000

Total production expense2	1,405,000	1,627,000	817,000	779,000

Gross profit	$2,065,000	$4,382,000	$1,193,000	$1,918,000

Depletion expense	$556,000	$400,000	$326,000	$179,000

Average sales price3
Oil (per barrel)	$57.76	$117.86	$62.75	$115.09
Gas (per mcf)	$4.10	$10.98	$3.55	$11.98

Average per BOE
Production expense2,3,4	$19.65	$28.54	$19.79	$30.13
Gross profit3,4	$28.88	$76.88	$28.89	$74.05
Depletion expense3,4	$7.78	$7.33	$8.14	$7.61

1
Net of $11,000 and $27,000 in water service and disposal revenue, to total $2,021,000 and $3,497,000 in revenue for the three and six months ended September 30, 2009, compared to $38,000 and $45,000 to total $2,735,000 and $6,054,000 for the same period in 2008.

2	Overall lifting cost (oil and gas production expenses and production taxes)
3	Averages calculated based upon non-rounded figures
4	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Oil and gas sales revenue decreased $687,000 (25.5%) in 2009 from 2008 due to lower realized oil and gas prices. Oil sales revenue decreased $523,000 (23.4%), and gas sales revenue decreased $164,000 (35.4%) in 2009 from 2008.

Volumes and Prices. Oil sales volumes increased 40.5%, from 19,400 barrels in 2008 to 27,266 barrels in 2009 while there was a decrease of 45.5% in the average price per barrel from $115.09 in 2008 to $62.75 in 2009. Gas sales volume changed 116.9% from 38,800 thousand cubic feet (Mcf) in 2008 to 84,140 Mcf in 2009, while the average price per Mcf decreased 70.3%, from $11.98 in 2008 to $3.55 in 2009. The increase in gas sales volume, and to some extent the change in oil sales volume, is primarily due to the receipt of sales volume information related to the production from the Antenna Federal property in Weld County, Colorado which differed significantly from accruals for prior periods.  The reported sales volumes, while mathematically accurate and in accordance with GAAP, are not representative of actual sales volume for this three month period and should not be used to discern or predict future production or sales volumes.  Therefore, as a result of this adjustment, any metric whose denominator is related to sales volumes may be understated. On an equivalent barrel (BOE) basis, sales volume increased 59.4% from 25,900 BOE in 2008 to 41,290 BOE in 2009.

Expenses. Oil and gas production expense decreased $11,000 (2.0%) in 2009 over 2008, primarily due to workover expense decreasing $35,000 (44.9%) from $78,000 in 2008 to $43,000 in 2009 and routine lease operating expense increasing by $24,000 (4.9%) from $485,000 in 2008 to $509,000 in 2009.  Routine lease operating expense per BOE decreased 34.2% from $18.73 in 2008 to $12.33 in 2009 due to the overall increase in BOE, while workover expense per BOE decreased 65.4% from $3.01 in 2008 to $1.04 in 2009 due to fewer workover operations in 2009.

Production taxes, which are generally a percentage of sales revenue, increased $49,000 (22.7%) in 2009 compared to 2008. Production taxes, as a percent of sales revenue increased from 7.9% in 2008 to 13.1% in 2009, which is due to the adjustment as mentioned above and the corresponding rate of production tax withheld on the Antenna Federal property in Weld County, Colorado.  The overall lifting cost (oil and gas production expense and production taxes) per BOE decreased 34.2% from $30.08 in 2008 to $19.79 in 2009.

Depreciation, depletion and amortization expense increased $139,000 (70.6%) in 2009 compared to 2008 as a result of the change in gas volumes as mentioned above and a decrease in our reserve values due to the decline in oil and gas prices.

General and administrative expense increased $237,000 (92.9%) in 2009 over 2008.  Approximately 75% of this increase is related to professional services (legal and consulting fees) while all other categories increased 10% or less.   G&A expense per BOE increased 21.0% from $9.85 in 2008 to $11.92 in 2009. As a percent of total sales revenue, G&A expense increased from 9.3% in 2008 to 24.3% in 2009.

Income Tax Expense. For the three months ended September 30, 2009 we recorded an income tax expense of $99,000. This amount consists of a current period expense of $119,000 which was partially reduced by a deferred tax benefit of $20,000.  Our effective income tax rate decreased from 26.28% for the three months ended September 30, 2008 to 16.27% for the three months ended 2009.  Our effective income tax rate was lower for 2009 primarily due to an increase in estimated deductions for statutory depletion.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Revenues. Oil and gas sales revenue decreased $2,539,000 (42.3%) in 2009 from 2008 due to lower realized oil and gas prices. Oil sales revenue decreased $2,125,000 (41.6%), and gas sales revenue decreased $414,000 (45.8%) in 2009 from 2008.

Volumes and Prices. Oil sales volumes increased 19.2%, from 43,300 barrels in 2008 to 51,609 barrels in 2009 while there was a decrease of 51.0% in the average price per barrel from $117.86 in 2008 to $57.76 in 2009. Gas sales volume changed 45.7% from 81,900 thousand cubic feet (Mcf) in 2008 to 119,326 Mcf in 2009, while the average price per Mcf decreased 62.7%, from $10.98 in 2008 to $4.10 in 2009. The increase in gas sales volume, and to some extent the change in oil sales volume, is primarily due to the receipt of sales volume information related to the production from the Antenna Federal property in Weld County, Colorado which differed significantly from accruals for prior periods.  The reported sales volumes while mathematically accurate and in accordance with GAAP, are not representative of actual sales volume for the period and should not be used to discern or predict future production or sales volumes.  Therefore, as a result of this adjustment, any metric whose denominator is related to sales volumes may be understated. On an equivalent barrel (BOE) basis, sales volume increased 25.4% from 57,000 BOE in 2008 to 71,497 BOE in 2009.

Expenses. Oil and gas production expense decreased $109,000 (9.7%) in 2009 over 2008, primarily due to routine lease operating expense declining by $90,000 (9.6%) from $938,000 in 2008 to $848,000 in 2009.  Workover expense, which is more volatile than routine lease operating expense, decreased $19,000 (9.9%) from $191,000 in 2008 to $172,000 in 2009. Routine lease operating expense per BOE decreased 27.9% from $16.46 in 2008 to $11.86 in 2009 while workover expense per BOE decreased 28.2% from $3.35 in 2008 to $2.41 in 2009.

Production taxes, which are generally a percentage of sales revenue, decreased $113,000 (22.7%) in 2009 compared to 2008 primarily due to the overall decline of oil prices. Production taxes, as a percent of sales revenue increased from 8.2% in 2008 to 11.0% in 2009, which is due to the adjustment as mentioned above and the corresponding rate of production tax withheld on the Antenna Federal property in Weld County, Colorado.  The overall lifting cost (oil and gas production expense and production taxes) per BOE decreased 31.2% from $28.54 in 2008 to $19.65 in 2009.

Depreciation, depletion and amortization expense increased $156,000 (37.3%) in 2009 compared to 2008 as a result of the change in oil and gas volumes and a decrease in our reserve values due to the decline in oil and gas prices.

General and administrative expense increased $269,000 (48.2%) in 2009 over 2008.  Approximately 68% of this increase is related to professional services (legal and consulting fees) while all other categories increased 15% or less.  G&A expense per BOE increased 18.2% from $9.79 in 2008 to $11.57 in 2009. As a percent of total sales revenue, G&A expense increased from 9.2% in 2008 to 23.6% in 2009.

Income Tax Expense. For the six months ended September 30, 2009 we recorded an income tax expense of $89,000. This includes current period expense of $87,000 and a deferred tax expense of $2,000.  Our effective income tax rate decreased from 28.67% for the six months ended September 30, 2008 to 14.63% for the six months ended 2009.  Our effective income tax rate was lower for 2009 primarily due to an increase in estimated deductions for statutory depletion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide this information.

Item 4T. Controls and Procedures

The Company maintains a system of disclosure controls and procedures for the purpose of ensuring that information required to be disclosed in its SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the quarter ended September 30, 2009, we carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, we determined that an amendment to our Annual Report on Form 10-K for the period ended March 31, 2009, was necessary and such amendment was filed on October 9, 2009. Except for the amendment to our Annual Report on Form 10-K that was filed, it was otherwise concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2009 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company,” we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes stock repurchase activity for the three months ended September 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Shares that May Yet be Purchased under the Plan (1)
July 1, 2009 - July 31, 2009	1,000	$0.85	1,000	261,800
Aug 1, 2009 - Aug 31, 2009	—	$—	—	261,800
Sept 1, 2009 - Sept 30, 2009	2,000	$0.78	2,000	259,800

Total	3,000		3,000

(1)
In October 22 2008, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to 500,000 shares of its common stock for a period of up to 18 months. The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  During the three months ended September 30, 2009, 3,000 shares were repurchased under the stock buyback program and 259,800 shares remain available for future repurchase.

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

Date: November 16, 2009