Form 10-Q
period 2010-06-30
EARTHSTONE ENERGY INC
filed 2010-08-13
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-7914
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation or Organization)	84-0592823 (I.R.S. Employer Identification No.)
633 17th Street, Suite 1645, Denver, Colorado (Address of principal executive office)	80202-3625 (Zip Code)
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
Yes ☐ No ☑

Shares of common stock outstanding on August 13, 2010: 17,081,132

EARTHSTONE ENERGY, INC.
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
•      risk factors consistent with comparable companies within our industry, especially companies  with similar market capitalization and/or employee census.
•      other factors, many of which are beyond our control.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect.  As with comparable companies within our industry, there are numerous factors that could cause actual results to differ materially from our expectations.  All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Earthstone Energy, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,972,000	$4,905,000
Accounts receivable:
Oil and gas sales	1,003,000	1,021,000
Joint interest and other receivables, net of $86,000 in allowance	238,000	401,000
Other current assets	593,000	732,000

Total current assets	6,806,000	7,059,000

Oil and gas property, full cost method:
Proved property	34,268,000	33,915,000
Unproved property	2,195,000	1,555,000
Accumulated depletion and impairment	(23,832,000)	(23,582,000)

Net oil and gas property	12,631,000	11,888,000

Support equipment and other non-current assets, net of $362,000 and $374,000 in accumulated depreciation, respectively	443,000	451,000

Total non-current assets	13,074,000	12,339,000

Total assets	$19,880,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$330,000	$161,000
Accrued liabilities	1,788,000	1,836,000

Total current liabilities	2,118,000	1,997,000

Long-term liabilities:
Deferred tax liability	2,218,000	2,217,000
Asset retirement obligation	1,687,000	1,674,000

Total long-term liabilities	3,905,000	3,891,000

Total liabilities	6,023,000	5,888,000

Shareholders’ Equity:
Preferred stock, $.001 par value, 3,000,000 authorized and none issued or outstanding	—	—
Common stock, $.001 par value, 32,000,000 shares authorized and 17,791,000 and 17,704,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	22,965,000	22,945,000
Treasury stock (694,000 and 646,000 shares respectively); at cost	(302,000)	(251,000)
Accumulated deficit	(8,824,000)	(9,202,000)

Total shareholders’ equity	13,857,000	13,510,000

Total liabilities and shareholders’ equity	$19,880,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Revenues:
Oil and gas sales	$1,763,000	$1,460,000
Well service and water disposal revenue	1,000	16,000

Total revenues	1,764,000	1,476,000

Expenses:
Oil and gas production	501,000	468,000
Production tax	126,000	120,000
Well servicing expenses	3,000	15,000
Depreciation and depletion	259,000	238,000
Accretion of asset retirement obligation	40,000	42,000
Asset retirement expense	5,000	4,000
General and administrative	386,000	335,000

Total expenses	1,320,000	1,222,000

Income from operations	444,000	254,000

Other Income (Expense):
Interest and other income	3,000	―
Interest and other expenses	―	(15,000)

Total other income (expense)	3,000	(15,000)

Income before income taxes	447,000	239,000

Current income tax expense (benefit)	68,000	(58,000)
Deferred income taxes	1,000	48,000

Total income tax expense (benefit)	69,000	(10,000)

Net income	$378,000	$249,000

Per share amounts:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average common shares outstanding:
Basic	16,867,674	17,024,579
Diluted	16,867,674	17,024,579

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
		Three Months Ended
		June 30,
		2010		2009

Cash flows from operating activities:
Net income		$378,000		$249,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion		259,000		238,000
Deferred tax liability		1,000		48,000
Accretion of asset retirement obligation		40,000		42,000
Share based compensation		20,000		12,000
Change in:
Accounts receivable, net		181,000		(470,000)
Other current assets		139,000		1,000
Accounts payable and accrued liabilities		175,000		341,000

Net cash provided by operating activities		1,193,000		461,000

Cash flows from investing activities:
Oil and gas property		(1,074,000)		(333,000)
Support equipment		(1,000)		―

Net cash used in investing activities		(1,075,000)		(333,000)

Cash flows from financing activities:
Purchase of treasury shares		(51,000)		(162,000)

Net cash used in financing activities		(51,000)		(162,000)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents		67,000		(34,000)
Balance, beginning of year		4,905,000		4,088,000

Balance, end of period		$4,972,000		$4,054,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―		$10,000
Cash paid for income tax		$90,000	$	―
Non-cash:
Increase in oil and gas property due to asset retirement obligation		$202,000		$16,000
Vested shares issued as compensation	$	―		$48,000
Additions to oil and gas also included in accrued liabilities		$633,000		$87,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2010

1. Presentation of Consolidated Financial Statements

The accompanying interim financial statements of Earthstone Energy, Inc. (formerly Basic Earth Science Systems, Inc. sometimes referred to as “the Company” “we” “our” or “us”) are unaudited. However, in the opinion of management, the interim data includes any applicable adjustments necessary for a fair presentation according to generally accepted accounting principles (GAAP) of the financial and operational results for the interim period.

At the directive of the Securities and Exchange Commission to use “plain English” in public filings, the Company will use such terms as “we”, “our”, “us” or “the Company” in place of Earthstone Energy, Inc.  When such terms are used in this manner throughout this document they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the board of directors, corporate officers, management, or any individual employee or group of employees.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009, September 30, 2009 and June 30, 2009.

For the period ended June 30, 2010, we determined that there were no subsequent events to recognize or disclose in these consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

Organization and Nature of Operations. Earthstone Energy, Inc. was originally organized in July 1969 as Basic Earth Science Systems, Inc.  We are principally engaged in the acquisition, exploitation, development, operation and production of crude oil and natural gas. Our primary areas of operation are the Williston basin in North Dakota and Montana, south Texas and the Denver-Julesburg basin in Colorado.

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

Oil and Gas Reserves. Oil and gas reserves represent theoretical, estimated quantities of crude oil and natural gas which geological and engineering data estimate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are different from the future quantities of oil and gas that are ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. As of our year end, March 31, 2010, ninety-three percent of our reported oil and gas reserves are based on estimates prepared by Ryder Scott Company, L.P, a nationally recognized, independent petroleum engineering firm. The remaining seven percent of our oil and gas reserves were prepared by our technical in-house staff.

Each quarter, we update reserve estimates by substituting the prices that were used by our independent petroleum engineers with average first-of-the-month prices for each of the three months of the quarter.  In conducting this “re-pricing” no changes are made to the decline rates, tax rates or lifting costs used by our independent petroleum engineers.  The determinations of depletion expense, as well as the results of ceiling tests and corresponding write-downs, if any, are highly dependent on these reserve and quarterly “re-pricing” estimates.

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

Oil and Gas Property. We follow the full cost method of accounting for our oil and gas property. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or fair value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts stockholders’ equity in the period of occurrence. The write-down may not be reversed in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase reserve estimates in future periods.  As of the balance sheet date, our capitalized costs did not exceed the ceiling test limit.

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

Long-Lived Assets. We regularly evaluate all long-lived assets for possible impairment. Assets are reported at the lower of cost or their estimated recoverable amounts. During the periods ended June 30, 2010 and 2009 there was no impairment recorded for long-lived assets.

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

The information below reconciles the value of the asset retirement obligation for the period presented.  This includes a short term obligation of $160,000, which is carried within the accrued liabilities line item of the balance sheet.

Three Months Ended
June 30,
2010

Asset retirement obligation – April 1, 2010	$1,774,000
Liabilities incurred	16,000
Liabilities settled	(169,000)
Revisions to estimates	186,000
Accretion expense	40,000

Asset retirement obligation – June 30, 2010	$1,847,000

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

We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2007 through 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we made no provisions for interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In January 2010, guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning April 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning April 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves. Among the changes to the disclosure requirements is a broader definition of reserves, which allows reporting of probable and possible reserves, in addition to consideration of new technologies and non-traditional resources. In addition, oil and gas reserves will be reported using an average price based on the first-day-of-the-month price during the prior 12-month period, rather than year-end prices. The new rules are effective for years ending on or after December 31, 2009. The adoption of the new rules is considered a change in accounting principle inseparable from a change in accounting estimate. The Company does not believe that provisions of the new guidance, other than pricing, significantly impacted the reserve estimates or financial statements which also impact the amount recorded for depreciation, depletion and amortization and the ceiling test calculation for oil and gas properties. Under the new guidance, subsequent price increases cannot be considered in the ceiling test calculation. The Company does not believe that it is practicable to estimate the effect of applying the new rules on net loss or the amounts recorded for depreciation, depletion and amortization and ceiling impairment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as well as the financial statements and related notes and other information appearing elsewhere in this report.

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

Working Capital. At June 30, 2010, we had a working capital surplus of $4,688,000 (a current ratio of 3.21:1) compared to a working capital surplus at March 31, 2010 of $5,062,000 (a current ratio of 3.53:1). The decrease in current ratio is largely a result of the timing between payments made for payables and cash received for revenue.

Cash Flow. Net cash provided by operating activities increased 158.8% from $461,000 in the three months ended June 30, 2009 (“2009”) to $1,193,000 in the three months ended June 30, 2010 (“2010”) primarily due to increased oil and gas commodity prices and resulting increase in oil and gas revenues, the timing and collection of receivables, and the timing and application of prepaid costs.

Net cash used in investing activities increased 222.8% from $333,000 in the three months ended June 30, 2009 to $1,075,000 in the three months ended June 30, 2010. The difference relates primarily to significantly more expenditures made during 2010 on DJ Basin wells in Colorado as well as a new Williston Basin well in North Dakota.

Net cash used in financing activities decreased 68.5% from $162,000 in the three months ended June 30, 2010 to $51,000 in the three months ended June 30, 2010.   Cash used in financing activities related to the stock buyback program adopted in October 2008.

Credit Line. Our current banking relationship, established in March 2002, is with American National Bank (“the Bank”), located in Denver, Colorado. Subject to evaluation every six months, the line of credit amount was set at $20 million with a concurrent borrowing base of $4 million. Effective December 31, 2008, the loan agreement was amended to extend the maturity date of the credit agreement to December 31, 2010.  We renewed the line with an interest rate of prime plus 0.25% or 6.5% whichever is higher.  During the year ended March 31, 2010 and for the three months ended June 30, 2010, we did not utilize our credit facility.  The loan contains several covenant restrictions.   At June 30, 2010, we were in compliance with all covenants.  This line may be used for purposes of borrowing funds to reduce payables, finance re-completion or drilling efforts, fund property acquisitions or pursue other opportunities that might arise.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the Consolidated Statement of Cash Flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the quarter ended June 30, 2010, we spent approximately $791,000 on various projects.  This compares to $377,000 for the quarter ended June 30, 2009. During the quarter ended June 30, 2010, approximately 81.6% of capital expenditures were dedicated to drilling and completions, and 17.2% on leasing property in the Williston Basin.  Of the drilling and completions, we spent approximately 71.4% on re-completing six of our DJ Basin wells in Colorado to the J-sand zone.  The remaining expenditures primarily consisted of the drilling of the Pederson 10-3H, a new Williston Basin well in North Dakota.  These projects were funded with cash flow from operations.

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

Divestitures/Abandonments

During the quarter ended June 30, 2010, we plugged two wells.

Results of Operations

Overview. Net income for the three months ended June 30, 2010 was $378,000, compared to net income of $249,000 for the three months ended June 30, 2009.  The following table shows selected financial information for the three months ended June 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.
	Three Months Ended
	June 30,
	2010	2009
Sales volume
Oil (barrels)	23,222	24,343
Gas (mcf) (1)	23,964	35,186

Revenue
Oil	$1,577,000	$1,270,000
Gas	186,000	190,000
Total revenue (2)	1,763,000	1,460,000

Total production expense (3)	627,000	588,000

Gross profit	$1,136,000	$872,000

Depletion expense	$250,000	$230,000

Average sales price (4)
Oil (per barrel)	$67.91	$52.17
Gas (per mcf)	$7.76	$5.40

Average per BOE
Production expense(3,4,5)	$23.04	$19.47
Gross profit (4,5)	$41.74	$28.87
Depletion expense (4,5)	$9.19	$7.61

(1)
Due to the timing and accuracy of sales information received from a third party operator as described in “Volumes and Prices” below, sales volume amounts may not be indicative of actual production or future performance.

(2)
Amount does not include water service and disposal revenue.  For the quarter ended June 30, 2010 this revenue amount is net of $1,000 in water service and disposal revenue, which would otherwise total $1,764,000 in revenue, compared to $16,000 in 2009 to total $1,476,000 for the same period in 2009.

(3)	Overall lifting cost (oil and gas production expenses and production taxes)
(4)	Averages calculated based upon non-rounded figures
(5)	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues. Oil and gas sales revenue increased $303,000 (20.8%) in 2010 from 2009 due to higher realized oil and gas prices. Oil sales revenue increased $307,000 (24.2%), and gas sales revenue decreased $4,000 (2.1%) in 2010 from 2009.

Volumes and Prices. Oil sales volume decreased 4.6%, from 24,343 barrels in 2009 to 23,222 barrels in 2010 while there was an increase of 30.2% in the average price per barrel from $52.17 in 2009 to $67.91 in 2010. Gas sales volume decreased 31.9% from 35,186 thousand cubic feet (Mcf) in 2009 to 23,964 Mcf in 2010, while the average price per Mcf increased 43.7%, from $5.40 in 2009 to $7.76 in 2010.  The decrease in gas sales volume is primarily due to normal decline in production related to the Antenna Federal property in Weld County, Colorado.  On an equivalent barrel of oil (BOE) basis, sales volume decreased 9.9% from 30,207 BOE in 2009 to 27,216 BOE in 2010.

Expenses. Oil and gas production expense increased $33,000 (7.1%) in 2010 over 2009, primarily due to routine lease operating expense increasing by $106,000 (31.3%) from $339,000 in 2009 to $445,000 in 2010, and workover expense decreasing $73,000 (56.6%) from $129,000 in 2009 to $56,000 in 2010.  Routine lease operating expense per BOE increased 45.7% from $11.22 in 2009 to $16.35 in 2010 due to the recovering oil and gas prices and corresponding increases in operating costs, while workover expense per BOE decreased 51.8% from $4.27 in 2009 to $2.06 in 2010 due to fewer workover operations in 2010.

Production taxes, which are generally a percentage of sales revenue, increased $6,000 (5.0%) in 2010 compared to 2009. Production taxes, as a percent of sales revenue decreased from 8.1% in 2009 to 7.1% in 2010.  The overall lifting cost (oil and gas production expense and production taxes) per BOE increased 18.4% from $19.47 in 2009 to $23.04 in 2010.

Depreciation and depletion expense increased $21,000 (8.8%) in 2010 compared to 2009 as a result of volumes produced as described above coupled with the increase in our full cost pool, and more specifically, our depletable base during this past year as compared to 2009.

General and administrative (G&A) expense increased $51,000 (15.2%) in 2010 over 2009.  This rise in G&A expense is comprised of $134,000 in increases and $83,000 in decreases in various expense categories.  Of the increases, $45,000 relates to the timing of expensing executive bonus which we now perform quarterly rather than annually, $22,000 in employee compensation expense, $21,000 in legal expense, $20,000 in other expenses including office, insurance and tax expenses, $15,000 in oil and gas incentive compensation expense, and $11,000 in shareholder related expenses including the timing of proxy statement costs and board of director compensation expense.  Decreases in G&A costs related to decreases of $83,000 in professional fees including consulting and contractor expenses related to investor relations, accounting and Sarbanes-Oxley.  G&A expense per BOE increased 27.9% from $11.09 in 2009 to $14.18 in 2010. As a percent of total sales revenue, G&A expense decreased from 22.7% in 2009 to 21.9% in 2010.

Income Tax Expense (Benefit). For the three months ended June 30, 2010, we recorded an income tax expense of $69,000 as compared to an income tax benefit of $10,000 for the three months ended June 30, 2009.  Our effective income tax rate decreased from 25.62% for the three months ended June 30, 2009 to 15.47% for the three months ended June 30, 2010.  Our effective income tax rate was lower for the three month period ended June 30, 2010 primarily due to an increase in estimated deductions for statutory depletion.

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

For the quarter ended June 30, 2010, we evaluated under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, we concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2010 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company,” we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following table summarizes stock repurchase activity for the three months ended June 30, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Shares that May Yet be Purchased under the Plan (1)

April 1, 2010 - April 30, 2010	30,984	$1.03	30,984	1,173,386
May 1, 2010 - May 31, 2010	10,300	$1.05	10,300	1,163,086
June 1, 2010 - June 30, 2010	6,800	$0.95	6,800	1,156,286

Total	48,084		48,084

(1)
On October 22, 2008, the Company’s board of directors authorized a stock buyback program for the Company to repurchase up to 500,000 shares of its common stock for a period of up to 18 months. The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the board of directors increased the number of shares authorized for repurchase to 1,500,000.  On February 10, 2010, the board extended the termination date of the program from April 22, 2010 to October 22, 2011.  During the three months ended June 30, 2010, 48,084 shares were repurchased under the stock buyback program and 1,156,286 shares remain available for future repurchase.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
By: /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By: /s/ Joseph Young
Joseph Young
Principal Accounting Officer

Date: August 13, 2010