Form 10-Q
period 2010-09-30
EARTHSTONE ENERGY INC
filed 2010-11-15
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

Shares of common stock outstanding on November 15, 2010: 17,055,095

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
•      operating costs and other expenses;
•      wells expected to be drilled;
•      asset retirement obligations;
•      estimates of proved oil and natural gas reserves, deferred tax liabilities, and depletion rates; and
•      our ability to meet additional acreage, seismic and/or drilling cost requirements arising from acquisition opportunities.

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
•      factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
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
•      risk factors consistent with comparable companies within our industry, especially companies  with similar market capitalization and/or employee census; and
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Earthstone Energy, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,799,000	$4,905,000
Accounts receivable:
Oil and gas sales	1,275,000	1,021,000
Joint interest and other receivables, net of $86,000 in allowance	135,000	401,000
Other current assets	597,000	732,000

Total current assets	6,806,000	7,059,000

Oil and gas property, full cost method:
Proved property	34,514,000	33,915,000
Unproved property	2,109,000	1,555,000
Accumulated depletion and impairment	(24,131,000)	(23,582,000)

Net oil and gas property	12,492,000	11,888,000

Support equipment and other non-current assets, net of $372,000 and $374,000 in accumulated depreciation, respectively	428,000	451,000

Total non-current assets	12,920,000	12,339,000

Total assets	$19,726,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$237,000	$161,000
Accrued liabilities	1,217,000	1,836,000

Total current liabilities	1,454,000	1,997,000

Long-term liabilities:
Deferred tax liability	2,021,000	2,217,000
Asset retirement obligation	1,680,000	1,674,000

Total long-term liabilities	3,701,000	3,891,000

Total liabilities	5,155,000	5,888,000

Shareholders’ Equity:
Preferred stock, $.001 par value, 3,000,000 authorized and none issued or outstanding	—	—
Common stock, $.001 par value, 32,000,000 shares authorized and 17,790,000 and 17,704,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	22,983,000	22,945,000
Treasury stock (718,000 and 646,000 shares respectively); at cost	(330,000)	(251,000)
Accumulated deficit	(8,100,000)	(9,202,000)

Total shareholders’ equity	14,571,000	13,510,000

Total liabilities and shareholders’ equity	$19,726,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Oil and gas sales	$3,733,000	$3,470,000	$1,970,000	$2,010,000
Well service and water disposal revenue	28,000	27,000	27,000	11,000

Total revenues	3,761,000	3,497,000	1,997,000	2,021,000

Expenses:
Oil and gas production	1,118,000	1,020,000	617,000	552,000
Production tax	273,000	385,000	147,000	265,000
Well servicing expenses	3,000	26,000	—	11,000
Depreciation and depletion	568,000	574,000	309,000	336,000
Accretion of asset retirement obligation	81,000	83,000	41,000	41,000
Asset retirement expense	5,000	4,000	—	―
General and administrative	716,000	827,000	330,000	492,000

Total expenses	2,764,000	2,919,000	1,444,000	1,697,000

Income from operations	997,000	578,000	553,000	324,000

Other Income (Expense):
Interest and other income	8,000	50,000	5,000	50,000
Interest and other expenses	―	(19,000)	―	(4,000)

Total other income	8,000	31,000	5,000	46,000

Income before income taxes	1,005,000	609,000	558,000	370,000

Current income tax expense	99,000	61,000	31,000	119,000
Deferred income tax (benefit)	(196,000)	28,000	(197,000)	(20,000)

Total income tax expense (benefit)	(97,000)	89,000	(166,000)	99,000

Net income	$1,102,000	$520,000	$724,000	$271,000

Per share amounts:
Basic	$0.07	$0.03	$0.04	$0.02
Diluted	$0.06	$0.03	$0.04	$0.02

Weighted average common shares outstanding:
Basic	16,853,522	17,069,682	16,839,370	17,114,293
Diluted	17,012,724	17,069,682	16,998,572	17,114,293

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
		Six Months Ended
		September 30,
		2010	2009

Cash flows from operating activities:
Net income		$1,102,000	$520,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion		568,000	574,000
Deferred tax liability		(196,000)	27,000
Accretion of asset retirement obligation		81,000	83,000
Share based compensation		38,000	36,000
Change in:
Accounts receivable, net		12,000	375,000
Other assets		135,000	118,000
Accounts payable and accrued liabilities		9,000	142,000

Net cash provided by operating activities		1,749,000	1,875,000

Cash flows from investing activities:
Oil and gas property		(1,780,000)	(482,000)
Support equipment		4,000	(9,000)

Net cash used in investing activities		(1,776,000)	(491,000)

Cash flows from financing activities:
Purchase of treasury shares		(79,000)	(165,000)

Net cash used in financing activities		(79,000)	(165,000)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents		(106,000)	1,219,000
Balance, beginning of year		4,905,000	4,088,000

Balance, end of period		$4,799,000	$5,307,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―	$13,000
Cash paid for income tax		$135,000	$14,000
Non-cash:
Increase (decrease) in oil and gas property due to asset retirement obligation		$191,000	$(31,000)
Vested shares issued as compensation	$	―	48,000
Additions to oil and gas also included in accrued liabilities		$135,000	$79,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2010

1. Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Earthstone Energy, Inc. (formerly Basic Earth Science Systems, Inc. sometimes referred to as “the Company” “we” “our” or “us”) are unaudited. However, in the opinion of management, the interim data includes any applicable adjustments necessary for a fair presentation according to generally accepted accounting principles (GAAP) of the financial and operational results for the interim period.

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

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010, December 31, 2009 and September 30, 2009.

For the period ended September 30, 2010, we determined that there were no subsequent events to recognize or disclose in these consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

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

Long-Lived Assets. We regularly evaluate all long-lived assets for possible impairment. Assets are reported at the lower of cost or their estimated recoverable amounts. During the periods ended September 30, 2010 and 2009 there was no impairment recorded for long-lived assets.

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

The information below reconciles the value of the asset retirement obligation for the period presented.  This includes a short term obligation of $180,000, which is carried within the accrued liabilities line item of the balance sheet.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance beginning of period	$1,774,000	$1,698,000	$1,847,000	$1,672,000
Liabilities incurred (released)	(30,000)	16,000	(46,000)	—
Liabilities settled	(186,000)	(107,000)	(17,000)	(104,000)
Revisions to estimates	221,000	(47,000)	35,000	34,000
Accretion expense	81,000	83,000	41,000	41,000

Balance end of period	$1,860,000	$1,643,000	$1,860,000	$1,643,000

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

We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2007 through 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, we made no provisions for interest or penalties related to uncertain tax positions.

Earnings Per Share. Our earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options.  As of the balance sheet date, other than the unvested portion of forfeitable shares issued to the Board of Directors and one employee, no dilutive securities were outstanding.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

In January 2010, guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning April 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning April 1, 2011. With the exception of the of level 3 disaggregation, which has not yet been adopted, the adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Working Capital. At September 30, 2010, we had a working capital surplus of $5,352,000 (a current ratio of 4.68:1) compared to a working capital surplus at March 31, 2010 of $5,062,000 (a current ratio of 3.53:1). The increase in current ratio is largely a result of the timing between payments made for payables and cash received for revenue.

Cash Flow. Net cash provided by operating activities decreased 6.7% from $1,875,000 in the six months ended September 30, 2009 (“2009”) to $1,749,000 in the six months ended September 30, 2010 (“2010”) primarily due to the timing and collection of accounts receivable, decreased deferred tax liability and the timing and payment of accounts payable and accrued liabilities.

Net cash used in investing activities increased 261.7% from $491,000 in the six months ended September 30, 2009 to $1,776,000 in the six months ended September 30, 2010. The difference relates primarily to significantly more expenditures made during 2010 on DJ Basin wells in Colorado as well as new Williston Basin wells in North Dakota.

Net cash used in financing activities decreased 52.1% from $165,000 in the six months ended September 30, 2010 to $79,000 in the six months ended September 30, 2010.   Cash used in financing activities related to the stock buyback program adopted in October 2008.

Credit Line. Our current banking relationship, established in March 2002, is with American National Bank (“the Bank”), located in Denver, Colorado. Subject to evaluation every six months, the line of credit amount was set at $20 million with a concurrent borrowing base of $4 million. Effective December 31, 2008, the loan agreement was amended to extend the maturity date of the credit agreement to December 31, 2010.  We renewed the line with an interest rate of prime plus 0.25% or 6.5% whichever is higher.  During the year ended March 31, 2010 and for the six months ended September 30, 2010, we did not utilize our credit facility.  The loan contains several covenant restrictions.   At September 30, 2010, we were in compliance with all covenants.  This line may be used for purposes of borrowing funds to reduce payables, finance re-completion or drilling efforts, fund property acquisitions or pursue other opportunities that might arise.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the Consolidated Statement of Cash Flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the quarter ended September 30, 2010, we spent approximately $158,000 on various projects.  This compares to $95,000 for the quarter ended September 30, 2009. During the quarter ended September 30, 2010, approximately 84.5% of capital expenditures were dedicated to drilling and completions, and 15.5% on leasing in the DJ and Williston Basins.  Of the drilling and completions, we spent approximately 55.9% in the Williston Basin of Montana and North Dakota, 29.3% on re-completing six of our DJ Basin wells in Colorado to the J-sand zone, and 14.6% on the West Coles in Texas.  These projects were funded with cash flow from operations.

At present cash levels, and with the extension of our available borrowing capacity, we expect to have sufficient funds available for our share of any additional acreage, seismic and/or drilling cost requirements that might arise from these opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to: changes in circumstances, unforeseen opportunities, inability to negotiate favorable acquisition, farmout or joint venture terms, lack of cash flow and lack of additional funding.

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

Divestitures/Abandonments

During the quarter ended September 30, 2010, we plugged one well.

Results of Operations

Overview. Net income for the three and six months ended September 30, 2010 was $724,000 and $1,102,000, compared to net income of $271,000 and $520,000 for the three and six months ended September 30, 2009.  The following table shows selected financial information for the three and six months ended September 30 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales volume
Oil (barrels)	48,773	51,609	25,551	27,266
Gas (mcf) (1)	68,302	119,326	44,338	84,140

Revenue
Oil	$3,219,000	$2,981,000	$1,642,000	$1,711,000
Gas	514,000	489,000	328,000	299,000
Total revenue (2)	3,733,000	3,470,000	1,970,000	2,010,000

Total production expense (3)	1,391,000	1,405,000	764,000	817,000

Gross profit	$2,342,000	$2,065,000	$1,206,000	$1,193,000

Depletion expense	$549,000	$556,000	$299,000	$326,000

Average sales price (4)
Oil (per barrel)	$66.00	$57.76	$64.26	$62.75
Gas (per mcf)	$7.53	$4.10	$7.40	$3.55

Average per BOE
Production expense (3,4,5)	$23.12	$19.65	$23.19	$19.79
Gross profit (4,5)	$38.93	$28.88	$36.61	$28.89
Depletion expense (4,5)	$9.13	$7.78	$9.08	$7.90

(1)
Due to the timing and accuracy of sales information received from a third party operator as described in “Volumes and Prices” below, sales volume amounts may not be indicative of actual production or future performance.

(2)
Amount does not include water service and disposal revenue.  For the three and six months ended  September 30, 2010 this revenue amount is net of $27,000 and $28,000 in water service and disposal revenue, which would otherwise total $1,997,000 and $3,761,000 in revenue respectively, compared to $11,000 and $27,000 in 2009 to total $2,021,000 and $3,497,000 for the same period in 2009.

(3)	Overall lifting cost (oil and gas production expenses and production taxes)
(4)	Averages calculated based upon non-rounded volumes
(5)	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues. Oil and gas sales revenue decreased $40,000 (2.0%) in 2010 from 2009 due to decreased volumes on a barrel of oil equivalent (BOE) basis, which were partially offset by higher realized oil and gas prices. Oil sales revenue decreased $69,000 (4.0%), and gas sales revenue increased $29,000 (9.7%) in 2010 from 2009.

Volumes and Prices. Oil sales volume decreased 6.3%, from 27,266 barrels in 2009 to 25,551 barrels in 2010 while there was an increase of 2.4% in the average price per barrel from $62.75 in 2009 to $64.26 in 2010. Gas sales volume decreased 47.3% from 84,140 thousand cubic feet (Mcf) in 2009 to 44,338 Mcf in 2010, while the average price per Mcf increased 108.5%, from $3.55 in 2009 to $7.40 in 2010.

The decrease in gas sales volume is primarily due to adjustments made during the quarter ended September 30, 2009, to our revenues, sales volumes, sales prices and severance taxes following the receipt of higher production and sales volume information related to the Antenna Federal property in Weld County, Colorado.   The Company had estimated gas sales on this property based on the information available at the time and the Company’s experience in the area.  During the prior year we received actual sales volumes and related information from the operator, which were significantly higher than the sales volumes and related information previously reported to, and accrued by, the Company in those prior periods.  The incorporation of this information resulted in higher sales volumes, sales prices and severance taxes for the quarter ended September 30, 2009.   Due to these adjustments made for updated sales volumes and related information received from the operator of the Antenna Federal property, the higher sales volumes for the quarter ended September 30, 2009 are not representative of actual sales volume for this quarter and should not be used to predict future production or sales volumes.  In addition, production taxes as a percentage of sales, general and administrative expenses as a percentage of sales and any metric whose denominator is related to sales volumes is likely understated.   On an equivalent barrel of oil (BOE) basis, sales volume decreased 20.2% from 41,290 BOE in 2009 to 32,941 BOE in 2010.

Expenses. Oil and gas production expense increased $65,000 (11.8%) in 2010 over 2009, primarily due to workover expenses increasing by $110,000 (255.8%) from $43,000 in 2009 to $153,000 in 2010, and routine lease operating expense decreasing $45,000 (8.8%) from $509,000 in 2009 to $464,000 in 2010.  Routine lease operating expense per BOE increased 14.3% from $12.33 in 2009 to $14.09 in 2010 due to the recovering oil and gas prices and corresponding increases in operating costs.  Workover expense per BOE also increased 346.0% from $1.04 in 2009 to $4.64 in 2010 due to increased workover operations in the West Coles in Texas in 2010.

Production taxes, which are generally a percentage of sales revenue, decreased $118,000 (44.5%) in 2010 compared to 2009, which is due to the adjustment as mentioned above and the corresponding rate of production tax withheld on the Antenna Federal property in Weld County, Colorado. Production taxes, as a percent of sales revenue decreased from 13.1% in 2009 to 7.4% in 2010.  The overall lifting cost (oil and gas production expense and production taxes) per BOE increased 17.2% from $19.79 in 2009 to $23.19 in 2010.

Depreciation and depletion expense decreased $27,000 (8.0%) in 2010 compared to 2009 as a result of the change in volumes produced as described above.

General and administrative (G&A) expense decreased $162,000 (32.9%) in 2010 from 2009.  This decrease in G&A expense is comprised of $92,000 in increases and $254,000 in decreases in various expense categories.  Of the increases, $24,000 relates to the timing of expensing executive bonus which we now perform quarterly rather than annually, $22,000 in employee compensation expense, $19,000 in G&A charged-out, $18,000 in oil and gas incentive compensation expense, and $9,000 in other expenses including office and insurance expenses.  Decreases in G&A costs related to decreases of $108,000 in legal fees and $91,000 in professional fees including consulting and contractor expenses related to investor relations, accounting and Sarbanes-Oxley.  Further decreases included $37,000 in shareholder related expenses including the timing of proxy statement costs and board of director compensation expense, and $18,000 in other expenses including travel and franchise tax expenses.  G&A expense per BOE decreased 15.9% from $11.92 in 2009 to $10.02 in 2010. As a percent of total sales revenue, G&A expense decreased from 24.3% in 2009 to 16.5% in 2010.

Income Tax Expense (Benefit). For the three months ended September 30, 2010 we recorded an income tax benefit of $166,000. This amount consists of a current period benefit of $4,000, a deferred tax benefit of $197,000 and an uncertain tax position expense of $34,000.   Our effective income tax rate decreased from 16.27% for the three months ended September 30, 2009 to -30.00% for the three months ended September 30, 2010.  Our effective income tax rate was lower for the three-month period ended September 30, 2010 primarily due to an increase in deductions for statutory depletion.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Revenues. Oil and gas sales revenue increased $263,000 (7.6%) in 2010 from 2009 due to higher realized oil and gas prices. Oil sales revenue increased $238,000 (8.0%), and gas sales revenue increased $25,000 (5.1%) in 2010 from 2009.

Volumes and Prices. Oil sales volume decreased 5.5%, from 51,609 barrels in 2009 to 48,773 barrels in 2010 while there was an increase of 14.3% in the average price per barrel from $57.76 in 2009 to $66.00 in 2010. Gas sales volume decreased 42.8% from 119,326 thousand cubic feet (Mcf) in 2009 to 68,302 Mcf in 2010, while the average price per Mcf increased 83.7%, from $4.10 in 2009 to $7.53 in 2010.

The decrease in gas sales volume is primarily due to adjustments made during the quarter ended September 30, 2009, to our revenues, sales volumes, sales prices and severance taxes following the receipt of higher production and sales volume information related to the Antenna Federal property in Weld County, Colorado.   The Company had estimated gas sales on this property based on the information available at the time and the Company’s experience in the area.  During the prior year we received actual sales volumes and related information from the operator, which were significantly higher than the sales volumes and related information previously reported to, and accrued by, the Company in those prior periods.  The incorporation of this information resulted in higher sales volumes, sales prices and severance taxes for the quarter ended September 30, 2009.   Due to these adjustments made for updated sales volumes and related information received from the operator of the Antenna Federal property, the higher sales volumes for the quarter ended September 30, 2009 are not representative of actual sales volume for this quarter and should not be used to predict future production or sales volumes.  In addition, production taxes as a percentage of sales, general and administrative expenses as a percentage of sales and any metric whose denominator is related to sales volumes is likely understated.   On an equivalent barrel of oil (BOE) basis, sales volume decreased 15.9% from 71,497 BOE in 2009 to 60,157 BOE in 2010.

Expenses. Oil and gas production expense increased $98,000 (9.6%) in 2010 over 2009, primarily due to routine lease operating expense increasing $61,000 (7.2%) from $848,000 in 2009 to $909,000 in 2010, and workover expenses increasing by $37,000 (21.5%) from $172,000 in 2009 to $209,000 in 2010.  Routine lease operating expense per BOE increased 27.4% from $11.86 in 2009 to $15.11 in 2010 due to the recovering oil and gas prices and corresponding increases in operating costs.  Workover expense per BOE also increased 44.0% from $2.41 in 2009 to $3.47 in 2010 due to increased workover operations in the West Coles in Texas in 2010.

Production taxes, which are generally a percentage of sales revenue, decreased $112,000 (29.1%) in 2010 compared to 2009, which is due to the adjustment as mentioned above and the corresponding rate of production tax withheld on the Antenna Federal property in Weld County, Colorado. Production taxes, as a percent of sales revenue decreased from 11.0% in 2009 to 7.3% in 2010.  The overall lifting cost (oil and gas production expense and production taxes) per BOE increased 17.7% from $19.65 in 2009 to $23.12 in 2010.

Depreciation and depletion expense decreased $6,000 (1.0%) in 2010 compared to 2009 as a result of the change in volumes produced as described above.

General and administrative (G&A) expense decreased $111,000 (13.4%) in 2010 from 2009.  This decrease in G&A expense is comprised of $196,000 in increases and $307,000 in decreases in various expense categories.  Of the increases, $69,000 relates to the timing of expensing executive bonus which we now perform quarterly rather than annually, $43,000 in employee compensation expense, $34,000 in oil and gas incentive compensation expense, $32,000 in other expenses including office and insurance expenses, and $18,000 in G&A charged-out.  Decreases in G&A costs related to decreases of $174,000 in professional fees including consulting and contractor expenses related to investor relations, accounting and Sarbanes-Oxley, $87,000 in legal fees, $26,000 in shareholder related expenses including the timing of proxy statement costs and board of director compensation expense, and $20,000 in other expenses including travel and franchise tax expenses.  G&A expense per BOE increased 2.9% from $11.57 in 2009 to $11.90 in 2010. As a percent of total sales revenue, G&A expense decreased from 23.6% in 2009 to 19.0% in 2010.

Income Tax Expense (Benefit). For the six months ended September 30, 2010 we recorded an income tax benefit of $97,000. This includes current period expense of $65,000, a deferred tax benefit of $196,000 and an uncertain tax position expense of $34,000.  Our effective income tax rate decreased from 14.63% for the six months ended September 30, 2009 to -9.70% for the six months ended September 30, 2010.  Our effective income tax rate was lower for the six-month period ended September 30, 2010 primarily due to an increase in deductions for statutory depletion.

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

For the quarter ended September 30, 2010, we evaluated under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, we concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2010 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company,” we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following table summarizes stock repurchase activity for the three months ended September 30, 2010:
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Shares that May Yet be Purchased under the Plan (1)

July 1, 2010 - July 31, 2010	11,650	$1.05	11,650	1,144,636
Aug 1, 2010 - Aug 31, 2010	6,939	$1.11	6,939	1,137,697
Sept 1, 2010 - Sept 30, 2010	5,900	$1.03	5,900	1,131,797

Total	24,489		24,489

(1)
On October 22, 2008, the Company’s board of directors authorized a stock buyback program for the Company to repurchase up to 500,000 shares of its common stock for a period of up to 18 months. The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the board of directors increased the number of shares authorized for repurchase to 1,500,000.  On February 10, 2010, the board extended the termination date of the program from April 22, 2010 to October 22, 2011.  During the three months ended September 30, 2010, 24,489 shares were repurchased under the stock buyback program and 1,131,797 shares remain available for future repurchase.

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

Date: November 15, 2010