Form 10-Q
period 2010-12-31
EARTHSTONE ENERGY INC
filed 2011-02-14
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010

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

Shares of common stock outstanding on February 14, 2011: 1,706,543

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

  PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Earthstone Energy, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,047,000	$4,905,000
Accounts receivable:
Oil and gas sales	1,185,000	1,021,000
Joint interest and other receivables, net of $79,000 and $86,000 in allowance, respectively	208,000	401,000
Other current assets	604,000	732,000

Total current assets	6,044,000	7,059,000

Oil and gas property, full cost method:
Proved property	35,048,000	33,915,000
Unproved property	3,145,000	1,555,000
Accumulated depletion and impairment	(24,395,000)	(23,582,000)

Net oil and gas property	13,798,000	11,888,000

Support equipment and other non-current assets, net of $377,000 and $374,000 in accumulated depreciation, respectively	471,000	451,000

Total non-current assets	14,269,000	12,339,000

Total assets	$20,313,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$333,000	$161,000
Accrued liabilities	1,340,000	1,836,000

Total current liabilities	1,673,000	1,997,000

Long-term liabilities:
Deferred tax liability	2,295,000	2,217,000
Asset retirement obligation	1,709,000	1,674,000

Total long-term liabilities	4,004,000	3,891,000

Total liabilities	5,677,000	5,888,000

Shareholders’ Equity:
Preferred stock, $.001 par value, 600,000 authorized and none issued or outstanding	—	—
Common stock, $.001 par value, 6,400,000 shares authorized and 1,782,000 and 1,773,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	23,002,000	22,945,000
Treasury stock (75,000 and 65,000 shares, respectively); at cost	(358,000)	(251,000)
Accumulated deficit	(8,026,000)	(9,202,000)

Total shareholders’ equity	14,636,000	13,510,000

Total liabilities and shareholders’ equity	$20,313,000	$19,398,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues:
Oil and gas sales	$5,679,000	$5,487,000	$1,946,000	$2,017,000
Well service and water disposal revenue	69,000	39,000	41,000	12,000

Total revenues	5,748,000	5,526,000	1,987,000	2,029,000

Expenses:
Oil and gas production	1,862,000	1,758,000	744,000	738,000
Production tax	403,000	385,000	130,000	—
Well servicing expenses	6,000	39,000	3,000	13,000
Depreciation and depletion	842,000	952,000	274,000	378,000
Accretion of asset retirement obligation	124,000	124,000	43,000	41,000
Asset retirement expense	5,000	4,000	—	—
General and administrative	1,108,000	1,353,000	392,000	526,000

Total expenses	4,350,000	4,615,000	1,586,000	1,696,000

Income from operations	1,398,000	911,000	401,000	333,000

Other income (expense):
Interest and other income	11,000	63,000	3,000	13,000
Interest and other expenses	(33,000)	(22,000)	(33,000)	(3,000)

Total other income (expense)	(22,000)	41,000	(30,000)	10,000

Income before income taxes	1,376,000	952,000	371,000	343,000

Current income tax expense (benefit)	88,000	6,000	(11,000)	(55,000)
Deferred income tax expense	112,000	130,000	308,000	102,000

Total income tax expense	200,000	136,000	297,000	47,000

Net income	$1,176,000	$816,000	$74,000	$296,000

Per share amounts:
Basic	$0.69	$0.47	$0.04	$0.17
Diluted	$0.69	$0.47	$0.04	$0.17

Weighted average common shares outstanding:
Basic	1,699,877	1,734,269	1,697,097	1,723,458
Diluted	1,699,877	1,734,269	1,697,097	1,723,458

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,176,000	$816,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	842,000	952,000
Deferred tax expense	112,000	129,000
Accretion of asset retirement obligation	124,000	124,000
Share based compensation	57,000	54,000
Change in:
Accounts receivable, net	29,000	404,000
Other current assets	128,000	(82,000)
Accounts payable and accrued liabilities	(56,000)	200,000

Net cash provided by operating activities	2,412,000	2,597,000

Cash flows from investing activities:
Oil and gas property	(3,114,000)	(1,402,000)
Support equipment	(49,000)	(33,000)

Net cash used in investing activities	(3,163,000)	(1,435,000)

Cash flows from financing activities:
Purchase of treasury shares	(107,000)	(198,000)

Net cash used in financing activities	(107,000)	(198,000)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(858,000)	964,000
Balance, beginning of year	4,905,000	4,088,000

Balance, end of period	$4,047,000	$5,052,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$16,000
Cash paid for income tax	$214,000	$25,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$261,000	$31,000
Vested shares issued as compensation	$—	$48,000
Additions to oil and gas also included in accrued liabilities	$296,000	$568,000

See accompanying notes to unaudited consolidated financial statements.

Earthstone Energy, Inc.
Notes to Unaudited Consolidated Financial Statements
December 31, 2010

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

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010.

For the period ended December 31, 2010, we determined that there were no subsequent events to recognize or disclose in these consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

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

Oil and Gas Sales. We derive revenue primarily from the sale of produced natural gas and crude oil. We report revenue on a gross basis for the amounts received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue is recorded using the sales method, which occurs in the month production is delivered to the purchaser, at which time ownership of the oil is transferred to the purchaser. Payment is generally received between 30 and 90 days after the date of production. We make estimates of the amount of production delivered to purchasers and the prices we will receive. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices, and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received, or when better information is available.

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

Long-Lived Assets. We regularly evaluate all long-lived assets for possible impairment. Assets are reported at the lower of cost or their estimated recoverable amounts. During the periods ended December 31, 2010 and 2009 there was no impairment recorded for long-lived assets.

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

The information below reconciles the value of the asset retirement obligation for the period presented.  This includes a short term obligation of $186,000 for December 31, 2010, which is carried within the accrued liabilities line item of the balance sheet.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Balance beginning of period	$1,774,000	$1,698,000	$1,859,000	$1,643,000
Liabilities incurred	48,000	16,000	78,000	—
Liabilities settled	(264,000)	(107,000)	(78,000)	—
Revisions to estimates	213,000	(47,000)	(7,000)	—
Accretion expense	124,000	124,000	43,000	41,000

Balance end of period	$1,895,000	$1,684,000	$1,895,000	$1,684,000

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

We are subject to U.S. federal income tax and income tax from multiple state jurisdictions. The tax years remaining subject to examination by tax authorities are fiscal years 2007 through 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, we made no provisions for interest or penalties related to uncertain tax positions.

Reverse Stock Split. Effective December 31, 2010, the Board of Directors authorized and effected a 1-for-10 reverse stock split which converted ten (10) shares of the Company’s common stock into one (1) share of common stock.  The Board of Directors also authorized and effected a 1-for-5 reverse stock split for the number of authorized common shares and preferred shares as follows; (a) the reduction of the number of authorized shares of common stock from the then authorized 32,000,000 shares down to 6,400,000 shares, and (b) the reduction of the number of authorized shares of preferred stock from the then authorized 3,000,000 shares down to 600,000 shares.  Both the common and preferred shares maintain a par value of $0.001.  All references to the number of common shares issued in the accompanying consolidated financial statements reflect the reverse stock split.

Earnings Per Share. Our earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period, after giving effect to the 1-for-10 reverse stock split effective December 31, 2010. Diluted EPS is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options.  As of the balance sheet date, no dilutive securities were outstanding.

Reclassifications. Certain prior year amounts were reclassified to conform to current year presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

In January 2010, guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning April 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning April 1, 2011. With the exception of the of level 3 disaggregation, which has not yet been adopted, the adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold and (c) lifting costs.  At the current price of oil, we believe the cash generated from operations, along with existing cash balances, will enable us to meet our existing and normal recurring obligations during the next year and beyond.

Working Capital. At December 31, 2010, we had a working capital surplus of $4,371,000 (a current ratio of 3.61:1) compared to a working capital surplus at March 31, 2010 of $5,062,000 (a current ratio of 3.53:1). The increase in current ratio is primarily a result of the timing between payments made for payables, cash received for revenue and joint interest billings and the timing and use of prepaid balances.

Cash Flow. Net cash provided by operating activities decreased 7.1% from $2,597,000 in the nine months ended December 31, 2009 (“2009”) to $2,412,000 in the nine months ended December 31, 2010 (“2010”).  This change related primarily to the timing and collection of accounts receivable, the timing and payment of accounts payable and accrued liabilities, and the application of prepaid balances.

Net cash used in investing activities increased 120.4% from $1,435,000 in the nine months ended December 31, 2009 to $3,163,000 in the nine months ended December 31, 2010. The difference relates primarily to expenditures made during 2010 on an acquisition of producing properties, new horizontal Bakken wells in the Williston Basin, the recompletion of DJ Basin wells in Colorado and on additional acreage.

Net cash used in financing activities decreased 46.0% from $198,000 in the nine months ended December 31, 2010 to $107,000 in the nine months ended December 31, 2010.   The decrease was associated with the Company’s stock buyback program, adopted in October 2008, and occurred because fewer shares were purchased during 2010 compared to 2009.

Credit Line. Our current banking relationship, established in March 2002, is with American National Bank (“the Bank”), located in Denver, Colorado. Subject to evaluation every six months, a line of credit amount was set at $20 million with a concurrent borrowing base of $4 million. Effective December 31, 2008, the loan agreement was amended to extend the maturity date of the credit agreement to December 31, 2010.  The extended agreement provided for an interest rate of prime plus 0.25% or 6.5% whichever was higher.  The line could be used for purposes of borrowing funds to reduce payables, finance re-completion or drilling efforts, fund property acquisitions or pursue other opportunities that might arise.   The loan contained several covenant restrictions.  At December 31, 2010, we were in compliance with all covenants, but had not yet renewed the credit line.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the Consolidated Statement of Cash Flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the quarter ended December 31, 2010, we spent approximately $1,486,000 on various projects.  This compares to $1,354,000 for the quarter ended December 31, 2009. During the quarter ended December 31, 2010, capital expenditures were comprised of acquisitions (51.6%), drilling and completions (28.2%) and leasehold (20.2%).  The purchase of five producing wells in the Outlook Field of Sheridan County, Montana accounted for nearly all acquisition expenditures.  Approximately 92.9% of drilling and completion expenditures, were spent in the Montana and North Dakota portions of the Williston Basin and 5.9% in the DJ Basin.

At present cash levels, we expect to have sufficient funds available for our share of any additional acreage, seismic and/or drilling cost requirements that might arise from these opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to: changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout or joint venture terms, lack of cash flow and lack of additional funding.

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

Divestitures/Abandonments

During the quarter ended December 31, 2010, we plugged four wells.

Results of Operations

Overview. Net income for the three and nine months ended December 31, 2010 was $74,000 and $1,176,000, compared to net income of $296,000 and $816,000 for the three and nine months ended December 31, 2009.  The following table shows selected financial information for the three and nine months ended December 31 in the current and prior year. Certain prior year amounts may have been reclassified to conform to current year presentation.
	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales volume
Oil (barrels)	69,214	80,215	21,865	28,606
Gas (mcf) (1)	122,543	197,192	50,653	77,866

Revenue
Oil	$4,836,000	$4,824,000	$1,617,000	$1,843,000
Gas	843,000	663,000	329,000	174,000
Total revenue (2)	5,679,000	5,487,000	1,946,000	2,017,000

Total production expense (3)	2,265,000	2,143,000	874,000	738,000

Gross profit	$3,414,000	$3,344,000	$1,072,000	$1,279,000

Depletion expense	$813,000	$924,000	$264,000	$368,000

Average sales price (4)
Oil (per barrel)	$69.87	$60.14	$73.96	$64.43
Gas (per mcf)	$6.88	$3.36	$6.50	$2.23

Average per BOE
Production expense (3,4,5)	$25.27	$18.95	$29.65	$17.75
Gross profit (4,5)	$38.09	$29.57	$36.36	$30.76
Depletion expense (4,5)	$9.07	$8.17	$8.96	$8.85

(1)
Due to the timing and accuracy of sales information received from a third party operator as described in “Volumes and Prices” below, sales volume amounts may not be indicative of actual production or future performance.

(2)
Amount does not include water service and disposal revenue.  For the three and nine months ended  December 31, 2010 this revenue amount is net of $41,000 and $69,000, respectively in water service and disposal revenue, which would otherwise total $1,987,000 and $5,748,000 in revenue respectively, compared to $12,000 and $39,000, respectively in 2009 to total $2,029,000 and $5,526,000, respectively for the same period in 2009.

(3)	Overall lifting cost (oil and gas production expenses and production taxes)
(4)	Averages calculated based upon non-rounded volumes
(5)	Per equivalent barrel (6 Mcf of gas is equivalent to 1 barrel of oil)

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenues. Oil and gas sales revenue decreased $71,000 (3.5%) in 2010 from 2009 due to decreased volumes on a barrel of oil equivalent (BOE) basis, which were partially offset by higher realized oil and gas prices. Oil sales revenue decreased $226,000 (12.3%), and gas sales revenue increased $155,000 (89.1%) in 2010 from 2009.

Volumes and Prices. Oil sales volume decreased 23.6%, from 28,606 barrels in 2009 to 21,865 barrels in 2010. This decrease was primarily related to production declines on two wells; the Halvorsen 31x-36 in the Williston basin and the USA 4-36 in the DJ basin.  These two wells, both newly drilled in 2009, contributed high initial production in 2009.  As anticipated, in 2010, these two wells exhibited steep, but normal initial declines; thereby reducing oil sales by approximately 5,600 barrels from 2009.  To a lesser extent, for the reasons detailed in the paragraph below, oil volumes in the DJ basin reported in our December 2009 Form 10-Q were not representative of normal oil sales.  Oil sales from these wells were approximately 1,200 barrels higher than actual volumes sold in the period.   The average price per barrel increased 14.8%, from $64.43 in 2009 to $73.96 in 2010.

Gas sales volume decreased 34.9% from 77,866 thousand cubic feet (Mcf) in 2009 to 50,653 Mcf in 2010.  This apparent decline was created because 2009 gas volume was not representative of normal gas sales.  In December 2009, we received and reported in our December 2009 Form 10-Q approximately 46,000 Mcf in gas sales that exceeded our previous accrued estimates of gas sales from periods as far back as April 2008.  From April 2008 to September 2009, the operator of our DJ Basin wells was in the midst of an accounting system conversion and furnished us with minimal data.  In those prior periods, we estimated and accrued gas sales based on the information available at the time.  Had accurate information on gas sales been available and reported in those prior periods, we estimate that our reported gas sales volumes in our December 2009 Form 10-Q would have been approximately 32,000 Mcf; implying an increase in gas sales volumes in 2010 over 2009.   This inferred increase in gas volume is attributable to six wells in the DJ basin that were deepened from the Codell formation to the J Sand formation in June 2010.  The average price per Mcf increased 191.5%, from $2.23 in 2009 to $6.50 in 2010.

On an equivalent barrel of oil (BOE) basis, sales volume decreased 29.1% from 41,584 BOE in 2009 to 29,480 BOE in 2010.

Expenses. Oil and gas production expense, which includes routine lease operating expense and workover expense, increased $6,000 (0.8%) in 2010 over 2009.  Workover expenses increasing by $135,000 (125.0%) from $108,000 in 2009 to $243,000 in 2010. This increase was partially offset by routine lease operating expense decreasing $129,000 (20.5%) from $630,000 in 2009 to $501,000 in 2010.  Despite this decrease, routine lease operating expense per BOE increased 12.2% from $15.15 in 2009 to $16.99 in 2010 because reported BOE sales were lower in 2010, as discussed above.  Workover expense per BOE also increased 217.0% from $2.60 in 2009 to $8.24 in 2010 due to increased workover operations in the Williston Basin in 2010 and because reported BOE sales were lower in 2010, as discussed above.

Reported production taxes increased $130,000 from 2009 to 2010.  In 2009, having received updated information from the operator of our DJ Basin properties as discussed above, reported production taxes were reduced to resolve prior period accruals. Production taxes, as a percent of sales revenue increased from 0.0% in 2009 to 6.5% in 2010.

The overall lifting cost (oil and gas production expense and production taxes) per BOE increased 67.5% from $17.70 in 2009 to $29.65 in 2010.

Depreciation and depletion expense decreased $104,000 (28.3%) in 2010 compared to 2009 because reported BOE sales were lower in 2010, as discussed above.

General and administrative (G&A) expense decreased $134,000 (25.5%) in 2010 from 2009.  This decrease was primarily due to reductions in professional fees; which included investor relations costs, legal fees, accounting fees and Sarbanes-Oxley expenses.  G&A expense per BOE increased 5.1% from $12.65 in 2009 to $13.30 in 2010 because reported BOE sales were lower in 2010, as discussed above.  As a percent of total sales revenue, G&A expense decreased from 25.9% in 2009 to 19.7% in 2010.

Income Tax Expense (Benefit). For the three months ended December 31, 2010 we recorded income tax expense of $297,000. This amount consists of a current period benefit of $11,000, and deferred tax expense of $308,000.   Our effective income tax rate increased from 13.7% for the three months ended December 31, 2009 to 21.6% for the three months ended December 31, 2010.  Our effective income tax rate was higher for the three-month period ended December 31, 2010 primarily due to a decrease in statutory depletion.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Revenues. Oil and gas sales revenue increased $192,000 (3.5%) in the nine months ended 2010 (2010) from the nine months ended in 2009 (2009) due to higher realized oil and gas prices. Oil sales revenue increased $12,000 (0.2%), and gas sales revenue increased $180,000 (27.1%) in 2010 from 2009 due to increases in the gas price per Mcf.

Volumes and Prices. Oil sales volume decreased 13.7%, from 80,215 barrels in 2009 to 69,214 barrels in 2010.  This decrease was primarily related to production declines on two wells; the Halvorsen 31x-36 in the Williston basin and the USA 4-36 in the DJ basin.  These two wells, both newly drilled in 2009, contributed high initial production in 2009.  As anticipated, in 2010, these two wells exhibited steep, but normal initial declines; thereby reducing oil sales by approximately 6,500 barrels from 2009.  To a lesser extent, for the reasons discussed above, oil volumes in the DJ basin reported in the December 2009 Form 10-Q were not representative of normal oil sales.  Oil sales from these wells were approximately 1,200 barrels higher than actual volumes sold in the period.  The average price per barrel increased 16.2%, from $60.14 in 2009 to $69.87 in 2010.

Gas sales volume decreased 37.9% from 197,192 thousand cubic feet (Mcf) in 2009 to 122,543 Mcf in 2010.  For the reasons discussed above, this apparent decline was created because 2009 gas volume was not representative of normal gas sales.  In December 2009, we received and reported in our December 2009 Form 10-Q approximately 131,500 Mcf in gas sales that exceeded our previous accrued estimates of gas sales from periods as far back as April 2008.  Had accurate information on gas sales been available and reported in those prior periods, we estimate that our reported gas sales volumes for nine months in our December 2009 Form 10-Q would have been approximately 66,000 Mcf; implying an increase in gas sales volumes in 2010 over 2009.   This inferred increase in gas volume is attributable to six wells in the DJ basin that were deepened from the Codell formation to the J Sand formation in June 2010.   The average price per Mcf increased 104.8%, from $3.36 in 2009 to $6.88 in 2010.

On an equivalent barrel of oil (BOE) basis, sales volume decreased 20.7% from 113,080 BOE in 2009 to 89,637 BOE in 2010.

Expenses. Oil and gas production expense, which includes routine lease operating expense and workover expense, increased $104,000 (5.9%) in 2010 over 2009, primarily due to workover expenses increasing by $172,000 (61.4%) from 280,000 in 2009 to 452,000 in 2010.  This increase was partially offset by routine lease operating expense decreasing $68,000 (4.6%) from $1,478,000 in 2009 to $1,410,000 in 2010.  Despite this decrease, routine lease operating expense per BOE increased 20.4% from $13.07 in 2009 to $15.73 in 2010 due to the recovering oil and gas prices, corresponding increases in operating costs and because reported BOE sales were lower in 2010, as discussed above.  Workover expense per BOE also increased 103.2% from $2.48 in 2009 to $5.04 in 2010 largely due to increased workover operations in the Company’s south Texas waterflood fields during 2010 and because reported BOE sales were lower in 2010, as discussed above.

Production taxes, which are generally a percentage of sales revenue, increased $18,000 (4.7%) in 2010 compared to 2009.  Production taxes, as a percent of sales revenue remained consistent at 7.0% in 2009 and 7.0% in 2010.

The overall lifting cost (oil and gas production expense and production taxes) per BOE increased 33.3% from $18.95 in 2009 to $25.27 in 2010.

Depreciation and depletion expense decreased $110,000 (11.6%) in 2010 compared to 2009 because reported BOE sales were lower in 2010, as discussed above.

General and administrative (G&A) expense decreased $245,000 (18.1%) in 2010 from 2009.  The decrease primarily related to reductions in professional fees; which included investor relations costs, legal fees, accounting fees and Sarbanes-Oxley expenses.  The decrease also related to reductions in shareholder related expenses and other expenses including travel and franchise tax.  G&A expense per BOE increased 3.4% from $11.96 in 2009 to $12.36 in 2010. As a percent of total sales revenue, G&A expense decreased from 24.5% in 2009 to 19.3% in 2010.

Income Tax Expense (Benefit). For the nine months ended December 31, 2010 we recorded income tax expense of $200,000. This includes current period expense of $88,000, and a deferred tax benefit of $112,000.  Our effective income tax rate decreased from 14.3% for the nine months ended December 31, 2009 to 14.5% for the nine months ended December 31, 2010.

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

For the quarter ended December 31, 2010, we evaluated under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, we concluded that the Company’s disclosure controls and procedures are effective for the purposes discussed above.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2010 that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company,” we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following table summarizes stock repurchase activity for the three months ended December 31, 2010.  These shares have been adjusted for the 1-for-10 reverse stock split effective December 31, 2010.
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Shares that May Yet be Purchased under the Plan (1)

Oct 1, 2010 - Oct 31, 2010	1,160	$1.09	1,160	112,155
Nov 1, 2010 - Nov 30, 2010	1,460	$1.07	1,460	110,695
Dec 1, 2010 - Dec 31, 2010	30	$1.14	30	110,665

Total	2,650		2,650

(1)
On October 22, 2008, the Company’s board of directors authorized a stock buyback program for the Company to repurchase up to 50,000 shares of its common stock for a period of up to 18 months. The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the board of directors increased the number of shares authorized for repurchase to 150,000.  On February 10, 2010, the board extended the termination date of the program from April 22, 2010 to October 22, 2011.  During the three months ended December 31, 2010, 2,650 shares were repurchased under the stock buyback program and 110,665 shares remain available for future repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

Date: February 14, 2011