Form 10-Q
period 2011-06-30
EARTHSTONE ENERGY INC
filed 2011-08-15
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 1645, Denver, Colorado	80202-3625
(Address of principal executive office)	(Zip Code)

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

Shares of common stock outstanding on August 12, 2011: 1,712,912

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we intend, expect or anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures;
●	acquisitions and other business opportunities;
●	operating costs and other expenses;
●	wells expected to be drilled, other anticipated exploration efforts and the expenses associated therewith;
●	our asset retirement obligation;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements arising from acquisition opportunities;
●	other estimates and assumptions we use in our accounting policies; and
●	future share repurchases.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	oil and natural gas prices;
●	our ability to replace oil and natural gas reserves;
●	loss of senior management or technical personnel;
●	inaccuracy in reserve estimates and expected production rates;
●	exploitation, development and exploration results;
●	mechanical failure;
●	the actual costs related to asset retirement obligation, and whether or not those retirements actually occur in the future;
●	the potential unavailability of drilling rigs and other field equipment and services;
●	the existence of unanticipated liabilities or problems relating to acquired properties;
●	factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
●	the willingness and ability of third parties to honor their contractual commitments;
●	permitting issues;
●	the nature, extent and duration of workovers;
●	the impact and costs related to compliance with or changes in laws governing our operations;
●	environmental liabilities;
●	acquisitions and other business opportunities (or the lack thereof) that may be pursued by us;
●	competition for available properties and the effect of such competition on the price of those properties;
●	general economic, market or business conditions;
●	weather;
●	any change in interest rates or inflation;
●	a lack of available capital and financing;
●	risk factors consistent with comparable companies within our industry, especially companies with similar market capitalization and/or employee census; and
●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,549,000	$4,051,000
Accounts receivable:
Oil and gas sales	1,810,000	1,674,000
Joint interest and other receivables, net of allowance of $93,000	329,000	329,000
Other current assets	1,073,000	539,000

Total current assets	6,761,000	6,593,000

Oil and gas property, full cost method:
Proved property	35,674,000	35,379,000
Unproved property	3,931,000	3,112,000
Accumulated depletion and impairment	(24,898,000)	(24,713,000)

Net oil and gas property	14,707,000	13,778,000

Support equipment and other non-current assets, net of accumulated depreciation of $384,000 and $377,000, respectively	502,000	471,000

Total non-current assets	15,209,000	14,249,000
Total assets	$21,970,000	$20,842,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378,000	$496,000
Accrued liabilities	1,504,000	1,167,000

Total current liabilities	1,882,000	1,663,000

Long-term liabilities:
Deferred tax liability	2,502,000	2,319,000
Asset retirement obligation	1,834,000	1,795,000

Total long-term liabilities	4,336,000	4,114,000

Total liabilities	6,218,000	5,777,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	—	—
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,788,000 and 1,782,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,042,000	23,020,000
Treasury stock, at cost, 76,000 shares	(373,000)	(373,000)
Accumulated deficit	(6,935,000)	(7,600,000)

Total shareholders’ equity	15,752,000	15,065,000
Total liabilities and shareholders’ equity	$21,970,000	$20,842,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Revenues:
Oil and gas sales	$2,480,000	$1,763,000
Well service and water disposal revenue	45,000	1,000

Total revenues	2,525,000	1,764,000

Expenses:
Oil and gas production	795,000	506,000
Production tax	138,000	126,000
Well service and water disposal	6,000	3,000
Depletion and depreciation	196,000	259,000
Accretion of asset retirement obligation	41,000	40,000
General and administrative	442,000	386,000

Total expenses	1,618,000	1,320,000

Income from operations	907,000	444,000

Other income (expense):
Interest and other income	7,000	3,000
Interest and other expenses	(3,000)	―

Total other income (expense)	4,000	3,000

Income before income tax	911,000	447,000

Current income tax expense	63,000	68,000
Deferred income tax expense	183,000	1,000

Total income tax expense	246,000	69,000

Net income	$665,000	$378,000

Per share amounts:
Basic	$0.39	$0.22
Diluted	$0.39	$0.22

Weighted average common shares outstanding:
Basic	1,712,744	1,686,767
Diluted	1,712,744	1,686,767

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three Months Ended
		June 30,
		2011		2010

Cash flows from operating activities:
Net income		$665,000		$378,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation		196,000		259,000
Deferred tax expense		183,000		1,000
Accretion of asset retirement obligation		41,000		40,000
Payments on asset retirement obligation		―		170,000
Share-based compensation		22,000		20,000
Change in:
Accounts receivable, net		(136,000)		181,000
Other current assets		2,000		139,000
Accounts payable, accrued and other liabilities		(96,000)		345,000

Net cash provided by operating activities		877,000		1,193,000

Cash flows from investing activities:
Oil and gas property		(1,337,000)		(1,074,000)
Support equipment and other non-current assets		(42,000)		(1,000)

Net cash used in investing activities		(1,379,000)		(1,075,000)

Cash flows from financing activities:
Purchase of treasury shares		―		(51,000)

Net cash used in financing activities		―		(51,000)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents		(502,000)		67,000
Cash and cash equivalents, beginning of year		4,051,000		4,905,000

Cash and cash equivalents, end of period		$3,549,000		$4,972,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―	$	―
Cash paid for income tax	$	―		$90,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$	―		$202,000
Accrued capital expenditures		$439,000		$633,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2011

1. Basis of Presentation

The accompanying interim financial statements of Earthstone Energy, Inc. (formerly Basic Earth Science Systems, Inc. sometimes referred to as “the Company” “we” “our” or “us”) are unaudited.  However, in the opinion of management, the interim data includes any applicable adjustments necessary for a fair presentation of the financial and operational results for the interim period according to generally accepted accounting principles in the United States of America (“U.S. GAAP”).

At the directive of the Securities and Exchange Commission to use “plain English” in public filings, the Company will use such terms as “we,” “our,” “us” or “the Company” in place of Earthstone Energy, Inc. and its wholly-owned subsidiary.  When such terms are used in this manner throughout the notes to the condensed consolidated financial statements, they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2011 and Quarterly Reports on Forms 10-Q for the quarters ended December 31, 2010, September 30, 2010 and June 30, 2010.

For the three months ended June 30, 2011, we determined that there were no subsequent events to recognize or disclose in these condensed consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

The results of operations for the three months ended June 30, 2011, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2012.

Reclassifications. Certain amounts for the comparable three month period in the prior year were reclassified to conform to current presentation.  Such reclassifications had no effect on previously reported net income, accumulated deficit, net assets or total shareholders' equity.

Fair Value Measurements.  The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions concern matters that are inherently uncertain.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from those estimates.

Commitments.  The Company is committed to a total of $281,000 plus maintenance fees for a five-year lease term ending April 30, 2013 on a 4,000 square foot office space located in downtown Denver, Colorado.  The Company does not have any off-balance sheet financing transactions, arrangements or obligations.

Recent Accounting Pronouncements. Various accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

2. Other Current Assets

	June 30, 2011	March 31, 2011
	(Unaudited)

Lease and well equipment inventory	$399,000	$399,000
Drilling and completion cost prepayments	552,000	24,000
Prepaid insurance premiums	37,000	16,000
Prepaid income taxes	18,000	81,000
Other current assets	67,000	19,000

Total other current assets	$1,073,000	$539,000

3. Accrued Liabilities

	June 30,	March 31,
	2011	2011
	(Unaudited)

Revenue and production taxes payable	$395,000	$340,000
Accrued compensation	283,000	223,000
Accrued operations payable	526,000	239,000
Accrued income tax payable and other	171,000	238,000
Short term asset retirement obligation	129,000	127,000

Total accrued liabilities	$1,504,000	$1,167,000

4. Income Tax

The provision for income tax for the three months ended June 30, 2011 and 2010 is comprised of:

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current:
Federal	$56,000	$61,000
State	7,000	7,000
Total current income tax expense	63,000	68,000

Deferred:
Federal	170,000	1,000
State	13,000	—
Total deferred income tax expense	183,000	1,000

Income tax expense	$246,000	$69,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Federal tax at statutory rate	$310,000	$152,000
State taxes, net of federal benefit	17,000	7,000
Excess percentage depletion	(83,000)	(59,000)
Other adjustments, net	2,000	(31,000)

Income tax expense	$246,000	$69,000
Effective tax rate expressed as a percentage of income before income tax	27.0%	15.4%

The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended June 30, 2011, as compared to the same period in 2010, was higher due to the Company having larger deductions for statutory depletion and deferred tax assets from the amounts originally estimated on the prior year tax provision.

Net income tax payments were nil and $90,000 for the three months ended June 30, 2011 and 2010, respectively.

Net deferred tax assets and liabilities as of June 30, 2011 and March 31, 2011 were comprised of:

	June 30,	March 31,
	2011	2011
	(Unaudited)

Deferred tax assets:
Allowance for doubtful accounts	$34,000	$34,000
Asset retirement obligation	718,000	703,000
Statutory depletion carry-forward	1,091,000	1,110,000

Gross deferred tax assets	1,843,000	1,847,000

Other accruals	86,000	69,000
Depletion, depreciation and intangible drilling costs	(4,430,000)	(4,235,000)

Gross deferred tax liabilities	(4,344,000)	(4,166,000)

Deferred tax liabilities, net	$(2,501,000)	$(2,319,000)

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

The Company is subject to U.S. federal income tax and income tax from multiple state jurisdictions.  The tax years remaining subject to examination by tax authorities are the years ended March 31, 2007 through 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2011, as well as the unaudited condensed consolidated financial statements and related notes and other information appearing in Item 1 of this report.

The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including matters arising during the normal course of business.  We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements.  We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change.  As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Hedging.  During the three months ended June 30, 2011 and 2010, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At June 30, 2011, we had a working capital surplus of $4,879,000 (a current ratio of 3.59:1) compared to a working capital surplus at March 31, 2011 of $4,930,000 (a current ratio of 3.96:1).  The decrease in current ratio is largely a result of the timing between payments made for payables, cash received for revenue, joint interest billings and the timing and use of prepaid balances.

Cash Flow. The amounts presented herein are presented on a cash basis (or GAAP presentation), and as such may not be consistent with the changes in amounts presented on the Condensed Consolidated Balance Sheets under operating activities and investing activities for expenditures on oil and gas property, which are presented on an accrual basis.

Net cash provided by operating activities was $877,000 for the three months ended June 30, 2011, compared to $1,193,000 for the three months ended June 30, 2010.  Changes in operating cash relate largely to the timing and payment of accounts payable and accrued liabilities, especially pertaining to capital expenditure outlays, in addition to the timing and collection of accounts receivable and the application of prepaid balances.  Non-cash expenses of $259,000 and $320,000 for the three months ended June 30, 2011 and 2010, respectively, were also a factor in deriving net cash flows from operations.

Net cash used in investing activities was 28% higher for the three months ended June 30, 2011, at $1,379,000, than $1,075,000 for the three months ended June 30, 2010.  Spending relates primarily to our drilling and completion activities explained in “Capital Expenditures” below.  On an accrual basis, we capitalized $1,115,000 of costs for the three months ended June 30, 2011, compared to $791,000 for the three months ended June 30, 2010.  The timing of payments for these expenditures and those accrued at the respective prior year end is reflected in net cash used in investing activities for the respective three month periods.

Net cash used in financing activities was $51,000 for the three months ended June 30, 2010, and nil for the three months ended June 30, 2011.  Cash used in financing activities during 2010 related to the stock buyback program adopted in October 2008.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the Condensed Consolidated Statement of Cash Flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the three months ended June 30, 2011, we spent $1,115,000 on various projects.  This compares to $791,000 for the three months ended June 30, 2010.  During the three months ended June 30, 2011, 97% of our capital expenditures were dedicated to drilling and completions, with leasehold and acquisitions requiring only 2% and 1%, respectively, of our capital expenditure funds.  We spent $861,000 (77%) of our funds on developing properties classified as unevaluated at quarter-end.  Of this amount, $665,000 was deployed on four new horizontal Bakken wells, for which drilling reached total depth by quarter-end.  Additionally this quarter, we expended funds to complete the Onstad 22-14 well in Divide Field, Sheridan County, Montana, acquired from an unrelated party in March, which had been shut-in for over three years.  Unrelated to this acquisition, we re-entered an abandoned well, the Onstad 14-11, also in Divide Field, and were in the process of converting it into a salt water disposal well at quarter-end.  Our share of drilling costs during the quarter on the two Onstad wells in which we hold an interest was $101,000.  Of the remaining 23% of capital spending, 15% pertained to planned enhancements on four producing wells purchased in December 2010.  All projects were funded entirely with internally generated cash flow.

As of June 30, 2011, we have Authorizations for Expenditure (“AFEs”) totaling $2,459,000 for our share in completion costs of 19 new wells in addition to the cost of workovers on 4 wells in which we share a working interest.  At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

Reserves

During the three months ended June 30, 2011, our proved reserves in barrels of oil equivalent (“BOE”) and present value of estimated future cash flows, before income taxes, discounted at 10% (“PV-10”) increased approximately 3% and 10%, respectively from March 31, 2011 from 1,137,064 and $20,032,664, respectively, to 1,169,768 and $22,120,991, respectively.  The increase resulted from the increase in first day of the month prices for July 1, 2010 through June 1, 2011, compared to those for April 1, 2010 through March 1, 2011, in accordance with SEC pricing rules.

Contemplated Activities

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

Divestitures/Abandonments

We neither sold nor plugged any wells during the three months ended June 30, 2011.

Other Commitments

Other than the aforementioned outstanding AFEs, we do not have any other commitments beyond our office lease and software maintenance contracts.  See further detail in the notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following provides selected financial information and averages for the three months ended June 30, 2011 and 2010.  Certain prior year amounts have been reclassified to conform to current year presentation.

	Three Months Ended
	June 30,
	2011	2010
Revenue
Oil	$2,187,000	$1,577,000
Gas	293,000	186,000
Total revenue 1	2,480,000	1,763,000

Total production expense 2	933,000	632,000

Gross profit	$1,547,000	$1,131,000

Depletion expense	$185,000	$250,000

Sales volume
Oil (Bbls)	22,562	23,222
Gas (Mcfs) 3	31,403	23,964

Average sales price 4
Oil (per Bbl)	$96.93	$67.91
Gas (per Mcf)	$9.33	$7.76

Average per BOE 5
Production expense 3, 4	$33.57	$23.22
Gross profit 4	$55.66	$41.56
Depletion expense 4	$6.66	$9.19

1
Amount does not include water service and disposal revenue.  For the three months ended June 30, 2011, this revenue amount is net of $45,000 in well service and water disposal revenue, which would otherwise total $2,525,000 in revenue, compared to $1,000 in 2010 to total $1,764,000 for the comparable three month period in 2010.

2	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)
3	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
4	Averages calculated based upon non-rounded figures
5	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Overview.  Net income for the three months ended June 30, 2011, was $665,000 compared to net income of $378,000 for the three months ended June 30, 2010, a 76% increase.  The increases in sales prices and BOE volumes, offset by an increase in production costs per BOE, accounts for the increase in net income.  An increase in general and administrative (“G&A”) expense partially offset gross profit margin increases resulting in a $287,000 increase in net income for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Revenues.  Oil and gas sales revenue increased $610,000 (39%) and $107,000 (58%), respectively, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to increased BOE production and a higher realized price per BOE.

Volumes and Prices.  Oil sales volume declined 3%, from 23,222 barrels for the three months ended June 30, 2010, to 22,562 barrels for the three months ended June 30, 2011.  The 43% increase in average price per barrel positively effected oil revenues.  We recognized an average price per barrel of $96.93 for the three months ended June 30, 2011, compared to $67.91 for the three months ended June 30, 2010.  Gas sales volume rose 31% from 23,964 Mcf (3,994 BOE) for the three months ended June 30, 2010, to 31,403 Mcf (5,234 BOE) for the three months ended June 30, 2011.  The increase in gas revenue reflects a $1.57 increase in the average price per Mcf from $7.76 for the three months ended June 30, 2010, to $9.33 for the three months ended June 30, 2011, coupled with gains in gas production resulting primarily from the recompletion of nine of the existing Codell wells into the J-Sand formation during the last fifteen months.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended June 30,
	2011	2010

Lease operating costs	$496,000	$409,000
Workover costs	230,000	56,000
Production taxes	138,000	126,000
Transportation and other costs	69,000	41,000

Total production expense	$933,000	$632,000

Oil and gas production expense increased $301,000 (48%) for the three months ended June 30, 2011, over the expense of $632,000 for the three months ended June 30, 2010, partially in connection with the increase in wells, partially due to larger workover operations in the current quarter.

Routine lease operating expense (“LOE”), consisting of lease operating costs, transportation and other costs, per BOE was $20.33 for the three months ended June 30, 2011, compared to $16.53 for the three months ended June 30, 2010.  As a percent of oil and gas sales revenue, routine LOE was 22.8% for the three months ended June 30, 2011, compared to 25.5% for the three months ended June 30, 2010.  This decline in proportion to revenue is indicative of certain costs being fixed regardless of production volume and revenue dollars.

Production taxes, which are generally a percentage of oil and gas sales revenue, increased nearly 10%, or $12,000, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  Production taxes, as a percent of oil and gas sales revenue decreased from 7.1% for the three months ended June 30, 2010, to 5.6% for the three months ended June 30, 2011.  Production taxes are primarily based on the wellhead values of production, though normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes, and changes in the proportion of our production from state to state.  Because production tax rates vary across the different states in which we operate, our average production tax rate will vary depending on the quantities produced from each state and the production tax rates in effect for those states.

The overall lifting cost (oil and gas production costs, including production taxes as well as workovers) per BOE increased from $23.22 for the three months ended June 30, 2010, to $33.57 for the three months ended June 30, 2011, primarily as a result of workover costs on 20 wells during the three months ended June 30, 2011 compared to work on 13 wells during the three months ended June 30, 2010.

Other Expenses.
Depletion and depreciation decreased $63,000 (24%) for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, as a result of greater overall production volumes, larger reserves, and additions to depletable property during the past twelve months.

G&A expense increased $56,000 (15%) for the three months ended June 30, 2011, over the expense for the three months ended June 30, 2010.  This rise in costs is comprised primarily of employee-related expenses, which account for $42,000 of the increase due to the increase in number of employees.  Another $10,000 resulted from the cost of adding another member to our Board of Directors.  As total G&A dollars rose, the expense per BOE increased 12% from $14.18 for the three months ended June 30, 2010, to $15.90 for the three months ended June 30, 2011.  Though, as a percent of total revenue, G&A expense decreased from 22% for the three months ended June 30, 2010, to 18% for the three months ended June 30, 2011.

Income Tax.  For the three months ended June 30, 2011, we recorded income tax expense of $246,000 as compared to $69,000 for the three months ended June 30, 2010.  Our effective income tax rate increased from 15.4% for the three months ended June 30, 2010, to 27.0% for the three months ended June 30, 2011.  Our effective income tax rate was higher for the three month period ended June 30, 2011, due to increases in deductions for statutory depletion and deferred tax assets from the amounts originally estimated on the tax provision for the year ended March 31, 2010.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
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

EARTHSTONE ENERGY, INC.

By:	/s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By:	/s/ Jim Poage
Jim Poage
Interim Chief Financial Officer

Date: August 12, 2011