Form 10-Q
period 2011-09-30
EARTHSTONE ENERGY INC
filed 2011-11-08
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 1900, Denver, Colorado	80202-3619
(Address of principal executive office)	(Zip Code)

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

Shares of common stock outstanding on November 7, 2011: 1,706,756

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs, assumptions and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

•      our strategies, either existing or anticipated;
•      our future financial position, including anticipated liquidity;
•      our ability to satisfy obligations from cash generated from operations;
•      amounts and nature of future capital expenditures, including future share repurchases;
•      acquisitions and other business opportunities;
•      operating costs and other expenses, including asset retirement obligation expense;
•      wells expected to be drilled, other anticipated exploration efforts and associated expenses;
•      estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
•      our ability to meet additional acreage, seismic and/or drilling cost requirements;
•      other estimates and assumptions we use in our accounting policies.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

•      loss of senior management or technical personnel;
•      oil and natural gas prices and production costs;
•      our ability to replace oil and natural gas reserves including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
•      exploitation, development, production and exploration results; including mechanical failure;
•      the estimated costs of asset retirement obligation, including whether or not those retirements costs, in whole or in part, are ever actually  incurred in the future;
•      the potential unavailability of drilling rigs and other field equipment and services;
•      the existence of unanticipated liabilities relating to existing properties or those acquired in the future, including environmental liabilities;
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
•      competition for properties and the effect of such competition on the price of those properties;
•      economic, market or business conditions; including any change in interest rates or inflation;
•      the lack of available capital and financing;
•      risk factors consistent with comparable companies within our industry, especially companies  with similar market capitalization and/or employee census;
•      weather, and other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,137,000	$4,051,000
Accounts receivable:
Oil and gas sales	1,400,000	1,674,000
Joint interest and other receivables, net of allowance of $93,000 and $86,000, respectively	402,000	329,000
Other current assets	541,000	539,000

Total current assets	5,480,000	6,593,000

Oil and gas property, full cost method:
Proved property	35,320,000	35,379,000
Unproved property	6,522,000	3,112,000
Accumulated depletion and impairment	(25,115,000)	(24,713,000)

Net oil and gas property	16,727,000	13,778,000

Support equipment and other non-current assets, net of accumulated depreciation of $396,000 and $377,000, respectively	498,000	471,000

Total non-current assets	17,225,000	14,249,000

Total assets	$22,705,000	$20,842,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,000	$496,000
Accrued liabilities	1,864,000	1,167,000

Total current liabilities	2,052,000	1,663,000

Long-term liabilities:
Deferred tax liability	2,544,000	2,319,000
Asset retirement obligation	1,691,000	1,795,000

Total long-term liabilities	4,235,000	4,114,000

Commitments

Total liabilities	6,287,000	5,777,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	—	—
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,788,000 and 1,782,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,064,000	23,020,000
Treasury stock, at cost, 82,000 and 76,000 shares, respectively	(457,000)	(373,000)
Accumulated deficit	(6,207,000)	(7,600,000)

Total shareholders’ equity	16,418,000	15,065,000

Total liabilities and shareholders’ equity	$22,705,000	$20,842,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Oil and gas sales	$2,505,000	$1,970,000	$4,985,000	$3,733,000
Well service and water disposal revenue	40,000	27,000	85,000	28,000

Total revenues	2,545,000	1,997,000	5,070,000	3,761,000

Expenses:
Oil and gas production	826,000	617,000	1,621,000	1,118,000
Production tax	200,000	147,000	338,000	273,000
Well service and water disposal	—	—	6,000	3,000
Depletion and depreciation	229,000	309,000	425,000	568,000
Accretion of asset retirement obligation	41,000	41,000	82,000	81,000
General and administrative	507,000	330,000	949,000	721,000

Total expenses	1,803,000	1,444,000	3,421,000	2,764,000

Income from operations	742,000	553,000	1,649,000	997,000

Other income (expense):
Interest and other income	60,000	5,000	67,000	8,000
Interest and other expenses	―	―	(3,000)	―

Total other income, net	60,000	5,000	64,000	8,000

Income before income tax	802,000	558,000	1,713,000	1,005,000

Current income tax expense	32,000	31,000	95,000	99,000
Deferred income tax expense (benefit)	42,000	(197,000)	225,000	(196,000)

Total income tax expense (benefit)	74,000	(166,000)	320,000	(97,000)

Net income	$728,000	$724,000	$1,393,000	$1,102,000

Per share amounts:
Basic	$0.43	$0.43	$0.81	$0.65
Diluted	$0.43	$0.43	$0.81	$0.65

Weighted average common shares outstanding:
Basic	1,710,804	1,683,937	1,711,768	1,685,352
Diluted	1,710,804	1,699,857	1,711,768	1,701,272

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six Months Ended
		September 30,
		2011		2010

Cash flows from operating activities:
Net income		$1,393,000		$1,102,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation		425,000		568,000
Deferred income tax expense (benefit)		225,000		(196,000)
Accretion of asset retirement obligation		82,000		81,000
Payments on asset retirement obligation		―		17,000
Share-based compensation		44,000		38,000
Change in:
Accounts receivable, net		201,000		12,000
Other current assets		30,000		135,000
Accounts payable, accrued and other liabilities		(205,000)		9,000

Net cash provided by operating activities		2,195,000		1,749,000

Cash flows from investing activities:
Oil and gas property		(2,975,000)		(1,780,000)
Support equipment and other non-current assets		(50,000)		4,000

Net cash used in investing activities		(3,025,000)		(1,776,000)

Cash flows from financing activities:
Purchase of treasury shares		(84,000)		(79,000)

Net cash used in financing activities		(84,000)		(79,000)

Cash and cash equivalents:
Net decrease in cash and cash equivalents		(914,000)		(106,000)
Cash and cash equivalents, beginning of year		4,051,000		4,905,000

Cash and cash equivalents, end of period		$3,137,000		$4,799,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―	$	―
Cash paid for income tax		$1,000		$135,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation		$23,000		$191,000
Accrued capital expenditures		$719,000		$135,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2011

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

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2011.

We determined that there were no subsequent events to recognize or disclose in these condensed consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

The results of operations for the three and six months ended September 30, 2011, are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2012.

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

Commitments.  As of September 30, 2011, the Company is committed to a total of $114,000 plus maintenance fees for a lease ending April 30, 2013 on a newly expanded 6,200 square foot office space located in downtown Denver, Colorado.  The Company does not have any off-balance sheet financing transactions, arrangements or obligations.

2. Accrued Liabilities

	September 30, 2011	March 31, 2011
	(Unaudited)

Revenue and production taxes payable	$416,000	$340,000
Accrued compensation	321,000	223,000
Accrued operations payable	852,000	239,000
Accrued income tax payable and other	144,000	238,000
Short term asset retirement obligation	131,000	127,000

Total accrued liabilities	$1,864,000	$1,167,000

3. Treasury Share Purchases

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Number of treasury shares purchased	6,156	2,509	6,156	7,318
Total cost	$84,000	$28,000	$84,000	$79,000
Average per share cost	$13.65	$10.68	$13.65	$10.38

Effective December 31, 2010, the Board of Directors authorized and effected a 1-for-10 reverse stock split which converted ten (10) shares of the Company’s common stock into one (1) share of common stock.  References to the number of treasury shares and per share amounts reflect the reverse stock split.

4. Income Tax

The provision for income tax for the three and six months ended September 30, 2011 and 2010 is comprised of:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current:
Federal	$29,000	$30,000	$85,000	$91,000
State	3,000	1,000	10,000	8,000
Total current income tax expense	32,000	31,000	95,000	99,000

Deferred:
Federal	40,000	(14,000)	210,000	(13,000)
State	2,000	(183,000)	15,000	(183,000)
Total deferred income tax expense (benefit)	42,000	(197,000)	225,000	(196,000)

Income tax expense (benefit)	$74,000	$(166,000)	$320,000	$(97,000)

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three and six months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010		2011	2010
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Federal tax at statutory rate	$273,000	$342,000		$583,000	$190,000
State taxes, net of federal benefit	11,000	25,000		28,000	18,000
Excess percentage depletion	(125,000)	(181,000)		(208,000)	(122,000)
Other adjustments, net	(85,000)	(20,000)		(83,000)	11,000

Income tax expense (benefit)	$74,000	$(166,000)		$320,000	$(97,000)
Effective rate expressed as a percentage of income before income tax	9.2%	(9.7	) %	18.7%	(29.7	) %

The overall effective tax rate expressed as a percentage of book income before income tax for the three and six months ended September 30, 2011, as compared to the same period in 2010, was higher due to the Company having lower deductions related to statutory depletion available in the current period in addition to deferred tax benefits in the three and six months ended September 30, 2010 having true-up adjustments from amounts originally estimated on the prior year tax provision.

Net income tax payments were $1,000 and $135,000 for the six months ended September 30, 2011 and 2010, respectively.

Net deferred tax assets and liabilities as of September 30, 2011 and March 31, 2011 were comprised of:

	September 30,	March 31,
	2011	2011
	(Unaudited)

Deferred tax assets:
Allowance for doubtful accounts	$34,000	$34,000
Asset retirement obligation	665,000	703,000
Statutory depletion carry-forward	1,247,000	1,110,000

Gross deferred tax assets	1,946,000	1,847,000

Other accruals	32,000	69,000
Depletion, depreciation and intangible drilling costs	(4,522,000)	(4,235,000)

Gross deferred tax liabilities	(4,490,000)	(4,166,000)

Deferred tax liabilities, net	$(2,544,000)	$(2,319,000)

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

We have received numerous inquiries regarding the possibility of funding our efforts through equity contributions or debt instruments.  Given strong cash flows, and the relatively modest nature of our current drilling projects, we have thus far declined these overtures.  Our primary concern in this area is the dilution of our existing shareholders.  However, going forward, given that one of the key components of our growth strategy is to expand our oil and natural gas reserve base through drilling and/or acquisitions, if we were presented with a significant opportunity, it is possible we would consider alternative forms of additional financing.

Hedging.  During the six months ended September 30, 2011 and 2010, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At September 30, 2011, we had a working capital surplus of $3,428,000 (a current ratio of 2.67:1) compared to a working capital surplus at March 31, 2011 of $4,930,000 (a current ratio of 3.96:1).  The decrease in current ratio is largely a result of the use of cash for drilling and completion costs offset by income from operations.

Cash Flow. The amounts presented herein are presented on a cash basis (or GAAP presentation), and as such may not be consistent with the changes in amounts presented on the Condensed Consolidated Balance Sheets under operating activities and investing activities for expenditures on oil and gas property, which are presented on an accrual basis.

Net cash provided by operating activities was $2,203,000 for the six months ended September 30, 2011, compared to $1,749,000 for the six months ended September 30, 2010.  Changes in operating cash relate largely to the $155,000 increase in net income adjusted for non-cash expenses for the six months ended September 30, 2011 compared to the same period ended September 30, 2010.  The fluctuation in deferred income tax expense, the timing and payment of accounts payable and accrued liabilities, especially pertaining to capital expenditure outlays, in addition to the timing and collection of accounts receivable and the application of prepaid balances were also factors in deriving net cash flows from operations.

Net cash used in investing activities was 71% higher for the six months ended September 30, 2011, at $3,033,000, than $1,776,000 for the six months ended September 30, 2010.  Spending relates primarily to our drilling and completion activities explained in “Capital Expenditures” below.  On an accrual basis, we capitalized $3,351,000 of costs for the six months ended September 30, 2011, compared to $1,153,000 for the six months ended September 30, 2010.  The timing of payments for these expenditures and those accrued at the respective prior year end is reflected in net cash used in investing activities for the respective six month periods.

Net cash used in financing activities was $84,000 for the six months ended September 30, 2011, and $79,000 for the six months ended September 30, 2011, for the purchase of treasury shares.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the Condensed Consolidated Statement of Cash Flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the six months ended September 30, 2011, we spent $3,516,000 on various projects.  This compares to $1,150,000 for the six months ended September 30, 2010.  During the six months ended September 30, 2011, 99% of our capital expenditures were dedicated to drilling and completions, with leasehold and acquisitions requiring only 1% of our capital expenditure funds.  We spent $2,993,000 (89%) of our funds completing six wells in North Dakota that reached production by quarter-end, developing six wells in the Williston Basin in the completion stage as of quarter-end, and drilling two additional Bakken wells.  The remaining $523,000 of capital spending was allocated primarily to improvements to a number of wells, including planned enhancements on four producing wells purchased in December 2010.  All projects were funded entirely with internally generated cash flow.

As of September 30, 2011, we have outstanding Authorizations for Expenditure (“AFEs”) above our recorded costs totaling $975,000 for our share in un-incurred drilling and completion costs of the wells mentioned above.  At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

Reserves

During the six months ended September 30, 2011, our proved reserves in barrels of oil equivalent (“BOE”) and present value of estimated future cash flows, before income taxes, discounted at 10% (“PV-10”) increased approximately 2% from March 31, 2011 from 1,137,063 and $20,032,664, respectively, to 1,158,418 and $22,159,156, respectively.  The increase resulted from newly developed reserves coupled with the increase in first day of the month prices for October 1, 2010 through September 1, 2011, compared to those for April 1, 2010 through March 1, 2011, in accordance with SEC pricing rules.

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

Divestitures/Abandonments

We sold one well during the six months ended September 30, 2011.

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

Results of Operations

The following provides selected financial information and averages for the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenue
Oil	$2,185,000	$1,642,000	$4,372,000	$3,219,000
Gas	320,000	328,000	613,000	514,000
Total revenue 1	2,505,000	1,970,000	4,985,000	3,733,000

Total production expense 2	1,026,000	764,000	1,959,000	1,391,000

Gross profit	$1,479,000	$1,026,000	$3,026,000	$2,342,000

Depletion expense	$217,000	$299,000	$402,000	$549,000

Sales volume
Oil (Bbls)	25,056	25,551	47,618	48,773
Gas (Mcfs) 3	46,259	44,338	77,662	68,302

Average sales price 4
Oil (per Bbl)	$87.20	$64.26	$91.81	$66.00
Gas (per Mcf)	$6.92	$7.40	$7.89	$7.53

Average per BOE 5
Production expense 3, 4	$31.31	$23.19	$32.35	$23.12
Gross profit 4	$45.14	$36.61	$49.97	$38.93
Depletion expense 4	$6.62	$9.08	$6.64	$9.13

1
Amount does not include water service and disposal revenue.  For the three and six months ended September 30, 2011, this revenue amount is net of $40,000 and $85,000, respectively, in well service and water disposal revenue, which would otherwise total $2,545,000 and $5,070,000, respectively, in revenue, compared to $27,000 and $28,000 in the respective periods ended September 30, 2010, to total $1,997,000 and $3,761,000 for the comparable three and six month periods ended September 30, 2010.

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

Overview.  Net income for the three months ended September 30, 2011, was $728,000 compared to net income of $724,000 for the three months ended September 30, 2010, a 1% increase.  Net income for the six months ended September 30, 2011, was  $1,393,000 compared to net income of $1,102,000 for the six months ended September 30, 2010, a 26% increase.

The rise in net income resulted from the 27% increase in revenues for the three month period offset by a 25% increase in expenses for the three month periods.  Similarly, for the respective six month periods, revenues rose 35% and were offset by a 24% rise in expenses.

Revenues.  Oil sales revenue increased $543,000 (33%) and $1,153,000 (36%), respectively, for the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010, due to a higher realized price per barrel, despite the decline in production for each period.

Gas sales revenue decreased $8,000 (2%) and increased $99,000 (19%), respectively, for the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010, as a result of fluctuations in the price per Mcf for the respective periods, coupled with increases in production.

Volumes and Prices.  Oil sales volume declined 2% for each the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010.  The 36% and 39% increase in average price per barrel for the respective periods positively affected oil revenues.

Gas sales volume rose 4% and 14% for the three and six months ended September 30, 2011, respectively, from the three and six months ended September 30, 2010, primarily due to the recompletion of nine of the existing Codell wells into the J-Sand formation.  Gains in revenue from natural gas sales for the three and six month periods were offset by or further benefited from changing prices.  A 6% decline in price was realized during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, while a 5% price hike was evident in the six months ended September 30, 2011, due to higher prices in the first quarter of this fiscal year compared to the same quarter the previous fiscal year.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Lease operating costs	$551,000	$416,000	$1,077,000	$819,000
Workover costs	161,000	153,000	361,000	209,000
Production taxes	200,000	147,000	338,000	273,000
Transportation and other costs	114,000	48,000	183,000	90,000

Total production expense	$1,026,000	$764,000	$1,959,000	$1,391,000

Oil and gas production expense increased $209,000 (34%) and $503,000 (45%) for the three and six months ended September 30, 2011, respectively, over the expenses for the three and six months ended September 30, 2010, partially in connection with the increase in wells and partially due to larger workover operations in the current quarter.

Routine lease operating expense (“LOE”), consisting of lease operating costs, transportation and other costs, per BOE was $20.30 for the three months ended September 30, 2011, compared to $14.09 for the three months ended September 30, 2010.  As a percent of oil and gas sales revenue, routine LOE was 27% for the three months ended September 30, 2011, compared to 24% for the three months ended September 30, 2010.  This increase in proportion to revenue reflects the overall rise in costs; transportation costs in particular spiked.  Excess costs associated with flooding in Montana, North Dakota and Wyoming negatively affect this ratio.  Additionally, certain costs are fixed regardless of production volume and revenue dollars, which is apparent this quarter as production lags costs on wells that are just coming on-line.

LOE for the six months ended September 30, 2010 compared to the six months ended September 30, 2011 shifted similarly to the three month comparables – from $15.11 to $20.81, respectively, per BOE, and 24% to 25%, respectively, as a percent of oil and gas sales revenue for the six months ended September 30, 2010, compared to the six months ended September 30, 2011.

Production taxes, which are generally a percentage of oil and gas sales revenue, increased 36% and 24%, respectively, for the three and six months ended September 30, 2011, compared to the three months ended September 30, 2010.  As a percent of oil and gas sales revenue, production taxes were at or about  7% to 8% for both the three and six month periods each year.  Production taxes are primarily based on the wellhead values of production, though normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, changes in the assessed values of oil and gas properties and equipment for purposes of ad valorem taxes, and changes in the proportion of our production between states and counties.  Because production tax rates vary from one state to the next as well as across the various counties within a given state, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

The overall lifting cost (oil and gas production costs, including production taxes as well as workovers) per BOE increased from $23.19 for the three months ended September 30, 2010, to $31.31 for the three months ended September 30, 2011, primarily as a result of rising industry costs coupled with workover costs to improve results on 19 wells.  A similar impact is evident in the respective six month periods, with the overall lifting cost at $32.25 for the six months ended September 30, 2011, compared to $23.12 for the six months ended September 30, 2010.

Other Expenses.
Depletion and depreciation decreased $80,000 (26%) and $143,000 (25%), respectively, for the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010, as a result of the near 20% increase in reserves, offset by the increase in depletable property during the past twelve months.

G&A expense increased $177,000 (54%) and $228,000 (32%), respectively, for the three and six months ended September 30, 2011, over the expense for the three and six months ended September 30, 2010.  This rise in costs is comprised primarily of compensation-related expenses, which account for fluctuations of $135,000 and $195,000 for the three and six month periods, respectively, with respect to the increase in number of employees, additional Board member, and consultants.  Public company expenses rose $26,000 for each of the three and six month periods.

As total G&A dollars rose, the expense per BOE increased from $10.02 for the three months ended September 30, 2010, to $15.47 for the three months ended September 30, 2011, and from $11.99 for the six months ended September 30, 2010, to $15.67 for the six months ended September 30, 2011.  In proportion to total revenue, G&A expense was consistent at 19% for both the six months ended September 30, 2011 and 2010, while increasing from 17% for the three months ended September 30, 2010, to 20% for the three months ended September 30, 2011.

Income Tax.  For the three and six months ended September 30, 2011, we recorded income tax expense of $74,000 and $320,000, respectively, as compared to benefits of $166,000 and $97,000 for the three and six months ended September 30, 2010.  Our effective income tax rate was 9.2% and 18.7%, respectively, for the three and six months ended September 30, 2011.  We recognized expenses for the three and six months ended September 30, 2011, compared to benefits for the three and six months ended September 30, 2010, as a result of having lower deductions for statutory depletion available in the current period in addition to the prior year periods reflecting true-up adjustments of deferred tax benefits from amounts originally estimated on the tax provision for the year ended March 31, 2010.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Shares that May Yet be Purchased under the Plan¹
July 1, 2011 – July 31, 2011	—	$—	—	109,440
August 1, 2011 – August 31, 2011	—	$—	—	109,440
September 1, 2011 – September 30, 2011	6,156	$13.65	6,156	103,284

Total	6,156		6,156

¹	The share buyback program was authorized by the Company’s Board of Directors in 2008.

Effective December 31, 2010, the Board of Directors authorized and effected a 1-for-10 reverse stock split which converted ten (10) shares of the Company’s common stock into one (1) share of common stock.  References to the number of treasury shares and per share amounts reflect the reverse stock split.

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

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.

	By:	/s/ /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

	By:	/s/ Jim Poage
Jim Poage
Interim Chief Financial Officer

Date: November 7, 2011