Form 10-K
period 2012-03-31
EARTHSTONE ENERGY INC
filed 2012-06-05
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 1900 Denver, Colorado	80202-3619
(Address of principal executive office)	(Zip Code)

(303) 296-3076
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT LLC

Securities registered under Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such filed).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year: $11,712,000

The aggregate market value of registrant’s common stock held by non-affiliates was approximately $14,637,376 as of the registrant’s most recently completed second fiscal quarter.

As of June 1, 2012, 1,706,588 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after March 31, 2012.

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we intend, expect or anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures, including future share repurchases;
●	acquisitions and other business opportunities;
●	operating costs and other expenses, including asset retirement obligation expenses;
●	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements; and
●	other estimates and assumptions we use in our accounting policies.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	loss of senior management or technical personnel;
●	oil and natural gas prices and production costs;
●	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
●	exploitation, development, production and exploration results, including mechanical failure;
●	the estimated costs of asset retirement obligation, including whether or not those retirement costs, in whole or in part, are ever actually incurred in the future;
●	the potential unavailability of drilling rigs and other field equipment and services;
●	the existence of unanticipated liabilities relating to existing properties or those acquired in the future, including environmental liabilities;
●	factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
●	the willingness and ability of third parties to honor their contractual commitments;
●	permitting issues;
●	the nature, extent and duration of workovers;
●	the impact and costs related to compliance with or changes in laws governing our operations;
●	acquisitions and other business opportunities (or the lack thereof) that may be pursued by us;
●	competition for properties and the effect of such competition on the price of those properties;
●	economic, market or business conditions, including any change in interest rates or inflation;
●	the lack of available capital and financing;
●	risk factors consistent with comparable companies within our industry, especially companies with similar market capitalization and/or employee census; and
●	weather or other factors, many of which are beyond our control.

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

“Disposal well” – A well used for the disposal of water resulting from the production of oil and gas.  Oil and gas reservoirs are usually found in porous rocks, which also contain saltwater.  This saltwater, which accompanies the oil and gas to the surface, is disposed over time through injection into underground porous rock formations not productive of oil or gas.

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

“Injector well” – A well used for the injection of water, gas, steam or CO2 into an oil-or gas producing reservoir/unit in order to maintain reservoir pressure, heat the oil or lower its viscosity, in order to increase oil and /or gas recovery and to safely dispose of the salt and/or fresh water produced with oil and natural gas.

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

Terms used to describe seismic activity and operations:

 “Fracturing” – The injection of water, sand and additives under hydraulic pressure into prospective rock formations at depth to stimulate oil and natural gas production.

“Horizontal Drilling” – A drill rig operation of drilling vertically to a defined depth and then mechanically steering the drill bit to drill horizontal within a designated zone typically defined as the prospective pay zone to be completed for oil and/or gas.

“Hydraulic stimulation technology” – A synonym for “fracturing.”  A process that results in the creation of fractures in rocks.  The fracturing is done from a wellbore drilled into reservoir rock formations at depth to increase the rate and ultimate recovery of oil and natural gas.

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

Terms used to describe the legal ownership of our oil and natural gas properties:

“Revenue interest” – The amount or percentage of revenue/proceeds derived from a producing well that the owner is entitled to receive.

“Working interest” – The amount or percentage of costs that an owner is required to pay of drilling and production expenses.  It also gives the owners, in the aggregate, the right to drill, produce and conduct operating activities on the property.

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

Earthstone Energy, Inc.
Form 10-K
March 31, 2012

Part I
ITEM 1. DESCRIPTION OF BUSINESS
Overview

Earthstone Energy, Inc. was incorporated in Delaware in 1969 as Basic Earth Science Systems, Inc.  We changed our name in 2010 to Earthstone Energy, Inc.  Earthstone Energy, Inc. (“Earthstone” or “the Company” or “we” or “our” or “us”) is a growth-oriented independent oil and gas exploration and production company primarily engaged in the exploration, development and production of oil and natural gas properties.  We have an established production base that generates positive cash flow from operating activities and profits.  Our operating activities are concentrated in the North Dakota and Montana portions of the Williston basin and south Texas.  As of March 31, 2012, our estimated net proved oil and natural gas reserves were 1,227,000 Bbls of oil and condensate and 646,000 Mcfs of natural gas.

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

The Williston basin and our south Texas waterfloods are primarily oil producing properties.  Last year, drilling non-operated drilling projects, comprised the majority of capital expenditures.  In the coming year we expect this trend to continue despite our continued emphasis on the acquisition of producing properties.  While we expect to drill a considerable number of wells for our size, this effort is primarily to protect expiring leases and maintain our interests under existing acreage holdings.  Historically, we have not placed emphasis on acquiring new, large, non-producing acreage positions.  In the coming year, as our existing inventory of acreage is developed, we could see the need to shift capital expenditure dollars into undeveloped acreage.

We will be focusing on keeping our operating costs under control, as we expect rig and vendor service costs to continue to escalate due to high demand.  Maintaining a low overhead structure is fundamental to our cost containment.  However, over the last year we have expanded and/or restructured our staff; to increase our operational capability and to comply with increased regulation.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

We caution that the following expectations may be altered by subsequent events or other, more attractive opportunities that may present themselves in the future.

On-Going Activities

Williston Basin.  The Williston basin continues to be our highest area of activity, both in terms of cash flow from existing properties and expenditures for drilling efforts as well as the acquisition of producing properties.  We have several areas within the Williston basin where we expect drilling operations to commence and/or continue this calendar year.  These areas are the Banks and Bonetrail Fields in McKenzie County, North Dakota, and the Rush Mountain Field in Sheridan County, Montana.  While not our primary area of focus, we continue to deploy capital in areas beyond the Williston basin to exploit reserve potential both on existing properties and new prospects.

Banks Field — McKenzie County, North Dakota.  In the last year, we completed and brought onto production ten wells on the prospect.  Six such wells are being  operated by Brigham Exploration Company.  Zenergy Inc. is the operator of three of these wells and the last is being operated by SM Energy Company.  We, with our  strategic partners, are committed to drilling an additional dozen wells on this acreage before calendar year end.  As of June 1, 2012, we have executed AFEs authorizing the drilling of ten wells being operated by Brigham, one well by Zenergy, and one well by Continental.

Indian Hill Field — McKenzie County, North Dakota.   With improving hydraulic stimulation technology, a number of Bakken horizontal wells have been drilled in the area.  We participated in the drilling of three such horizontal wells this year, all of which are on production.  We anticipate that this acreage will be developed for two wells per spacing unit in the coming year.

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

Bailey Field — Dunn County, North Dakota.  Prior to the year ended March 31, 2012, Earthstone had an interest in two producing wells in the Dunn County.  During the year ended March 31, 2012, the Company participated with Marathon in the drilling of two additional wells, both of which were producing by year end.

Mondak Field — McKenzie County, North Dakota.  The Company has an interest in three horizontal Bakken wells in the Mondak Field, all of which are producing wells.  This acreage  is currently developed for one well per spacing unit.  However, we anticipate that this acreage will be developed for two wells per spacing unit in the future.

Divide County, North Dakota — Sheridan County, Montana.  In the past year, several companies have drilled horizontal Bakken wells in these two counties, resulting in  strong production figures.  In Sheridan county, in 2011 and 2012, the Company acquired three producing wells in each year, along with each wells’ associated acreage.  In addition, in the Rush Mountain Field of Sheridan County, we participated with Vess Oil Corporation in the drilling of a horizontal Ratcliffe well at a 10% ownership level. This well is currently being completed and results are not yet available.  In the current year, the Company expects to participate in the drilling of an additional well on this prospect.

Reserves

During the year ended March 31, 2012, our proved reserves in BOE and PV-10 increased approximately 17% and 50%, respectively (from March 31, 2011).  Additional information about our reserves and the calculation of reserves may be referenced in Item 2. “Properties.”

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

Major Customers.  During the year ended March 31, 2012, approximately 43% of our oil and natural gas production revenues were received from sales to nine purchasers (compared to 48% to nine purchasers in the previous fiscal year).  The remaining 57% of our revenue was received from non-operated properties where we have no direct contact with the purchaser.  On these properties our portion of the product is marketed on our behalf by the 21 different companies who operate these wells.  These 21 companies may, unbeknownst to us, market to one or more of the same purchasers to whom we sell directly.  Therefore, we are unable to ascertain the total extent of combined purchaser concentration.

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

Employees

As of March 31, 2012, we had eleven full-time, two part-time employees and four part-time contractors.  Four of these employees are primarily field laborers and are located at our subsidiary’s (Basic Petroleum Services, Inc.) field office in Bruni, Texas, forty-five miles southeast of Laredo, Texas.  In addition, in other areas, we have seven contract field workers on a part-time retainer basis.  We believe our employee and contractor relations are good.

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

While the Company engages in hydraulic fracturing activities, this method of stimulating oil and gas production has been in use since the 1940s, and is a common and proven technology used in exploration and production by the oil and gas industry in all oil and gas producing states without any known or significant risks to the environment.  In this regard, it should be noted that the Environmental Protection Agency amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection.”  Furthermore, each state has comprehensive laws and regulations to provide for safe well construction practices and operations to ensure the protection of drinking water sources.  To our knowledge, the Company is, and remains, in compliance with all Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.  With regards to the magnitude of the Company’s use of hydraulic fracturing of oil & gas wells, Earthstone holds a minority interest in a number of wells that are under the management and control of far larger companies who apply various stimulation strategies.  The Company’s ownership varies on these new drilling projects from 0.1% to 10% interest depending on the specific well.  With these small interests, in the unlikely event that a containment failure were to occur on a single well, it is not likely that the event would have a material financial or operational impact on the Company.

Potential environmental effects may also arise from the use of disposal and injector wells.  We hold a working interest in six disposal and six injector wells, eight of which we operate, the remaining of which are owned and operated by third parties whose disposal practices are outside of our control.

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

ITEM 1A. RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Producing Properties: Location and Impact

As of March 31, 2012, we owned a working interest in 118 gross producing oil wells, 3 gross producing gas wells, 6 disposal wells and 6 injector wells in six states: North Dakota, Montana, Texas, Louisiana, Colorado and Wyoming.

Productive Wells

	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas

North Dakota	57	2	9.13	0.04
Montana	27	-	9.65	-
Texas	31	-	27.36	-
Louisiana	2	-	0.11	-
Colorado	-	1	-	0.05
Wyoming	1	-	0.47	-

Total	118	3	46.72	0.09

Production

Specific production data relative to our oil and natural gas producing properties can be found in the Selected Financial Information table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reserves

As of March 31, 2012, our estimated proved oil and natural gas reserves in barrels of oil equivalent (“BOE”) was 1,335,000, a 17% increase from the prior year end’s estimated proved oil and natural gas reserves of 1,137,000 BOE.  This increase primarily reflects the addition of new wells, along with an increase in the life of existing wells due to an increase in oil and natural gas prices.

Geographically, our reported reserves are located in two primary areas: the Williston basin in North Dakota and Montana and onshore south Texas.  While we hold interests in producing wells outside of these two primary locations, we are not reporting reserves for such properties due to their insignificance.

The following table summarizes the estimated proved developed oil and natural gas reserves divided between operated and non-operated properties for these two areas as of March 31, 2012:
Estimated Proved Oil and Gas Reserves by Area

	Net Oil	Net Gas
	(Bbls)	(Mcf)	BOE	%

Williston Basin
Operated	165,029	97,161	181,223	13.6%
Non-Operated	644,057	548,461	735,467	55.1%
	809,086	645,622	916,690	68.7%

South Texas/Onshore Gulf Coast
Operated	418,457	-	418,457	31.3%
Non-Operated	-	-	-	-%
	418,457	-	418,457	31.3%

Total	1,227,543	645,622	1,335,147	100.0%

Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance.  All of our reported oil and natural gas reserves have been estimated as of March 31, 2012, by the Ryder Scott Company (“Ryder Scott”) of Houston, Texas.  As of March 31, 2011, Ryder Scott estimated reserves for properties located in the states of Montana, North Dakota, and Texas, comprising 100% of the PV-10 of our oil and gas reserves as of that date.  Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years.  Ryder Scott is employee owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada.  Ryder Scott has over eighty engineers and geoscientists on their permanent staff.  The office of Ryder Scott that prepared our reserves estimates is registered in the state of Texas (License #F-1580).  Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells.  Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas.  This information was reviewed by Ray Singleton, our President and Chief Executive Officer, to ensure accuracy and completeness of the data prior to and after submission to Ryder Scott.  Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.  In his capacity as an engineer, Mr. Singleton prepared reserve and economic estimates during his employment with both Amoco Production Company and Champlin Petroleum.  Mr. Singleton continued providing economic evaluations for approximately 40 different clients through his engineering consulting firm, Singleton & Associates, from 1982 to 1988, and thereafter for Earthstone Energy, Inc. since his employment in 1988.  In addition, Mr. Singleton is currently a member of the Society of Petroleum Engineers.  The report of Ryder Scott dated May 25, 2012, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.3 to this report.

Technologies Used in Preparation of Proved Reserves Estimates

All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods.  These performance methods used are limited to decline curve analysis which utilized extrapolations of historical production and pressure data available through March 31, 2012.  The data used in this analysis was obtained from public data sources and was considered sufficient for calculating producing reserves.  The proved undeveloped reserves were estimated by the analogy method.  The analogy method uses pertinent well data obtained from public data sources that were available through March 31, 2012.

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

The following table sets forth certain information regarding estimates of our oil and gas reserves as of March 31, 2012.  All of our reserves are located in the United States.

Estimated Proved Developed and Undeveloped Oil and Gas Reserves

	Proved Developed
	Producing	Non-Producing	Proved Undeveloped	Total Proved

Net Remaining Reserves
Oil/Condensate - Bbls	1,077,000	-	150,000	1,227,000
Plant Products - Bbls	-	-	-	-
Gas – Mcf	515,000	-	131,000	646,000

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

Oil and Gas Production and Sales Prices

Refer to Selected Financial Information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” wherein we present our net oil and gas production, the average sales price, and the average cost of production per BOE, for the years ended March 31, 2012 and 2011.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the years ended March 31, 2012, 2011 and 2010, respectively:

Exploratory and Developmental Wells Drilled

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Dry holes	-	-	-	-	1	0.55

Total	-	-	-	-	1	0.55

Development
Productive
Oil	18	0.74	20	5.11	5	0.36
Gas	-	-	2	0.17	-	-
Dry holes	-	-	-	-	-	-

Total	18	0.74	22	5.28	5	0.36

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

Gross and Net Acreage

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Louisiana	687	51	-	-
Montana	8,010	3,204	13,836	3,274
Nebraska	-	-	71,552	29,508
North Dakota	12,659	2,696	18,713	1,706
Texas	3,080	2,486	-	-
Utah	-	-	42,736	441
Wyoming	1,555	329	40	1
	-	-
Total	25,991	8,766	146,877	34,930

Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil.

Field Service Equipment

As of March 31, 2012, our sole active subsidiary, Basic Petroleum Services, Inc. located in Bruni, Texas, owned a house/field office, a shallow pulling rig, a backhoe, a large winch truck, a skid-mounted cementing unit, four pickup trucks and various ancillary service vehicles.  None of the vehicles are encumbered.

Office Lease

We currently lease approximately 6,200 square feet of office space in downtown Denver, Colorado from an independent third party for approximately $8,750 per month plus maintenance fees.  The lease term ends on May 31, 2013.  For additional information see Note 6 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock, Number of Holders and Dividend Policy

Our common stock is currently quoted on NYSE MKT under the ticker symbol “ESTE.”  Prior to December 20, 2011, our stock was traded on NASDAQ Global Select Market and prior to January 26, 2011, on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “BSIC.”

The closing bid price on NYSE MKT of our common stock on June 1, 2012, was $17.92.  The following table sets forth the quarterly high and low sales prices of our common stock as reported on NYSE MKT for the period from January 1, 2012 through March 31, 2012:

	High	Low

Fourth Quarter	$26.70	$15.47

The following table sets forth the quarterly high and low sales prices of our common stock as reported on NYSE MKT for the period from December 20, 2011 through December 31, 2011:

	High	Low

Third Quarter¹	$15.72	$15.21

¹	Our common stock commenced trading on NYSE MKT (then NYSE Amex) on December 20, 2011.

The following table sets forth the range of high and low bid quotations of our common stock for each of the periods indicated below as reported by the NYSE Amex.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended March 31,
	2012		2011
	High	Low	High	Low

First Quarter¹	$21.25	$12.30	$14.40	$6.00
Second Quarter¹	15.60	10.60	13.00	9.20
Third Quarter¹׳²	16.60	10.77	24.00	9.00
Fourth Quarter³	N/A	N/A	25.25	13.50

¹	Reported prices are from the OTCBB prior to January 26, 2011.
²	Our common stock commenced trading on NASDAQ on January 26, 2011.
³	Our common stock commenced trading on NYSE Amex on December 20, 2011. See tables above.

As of June 1, 2012, we had approximately 1,945 shareholders of record.  We have never paid a cash dividend on our common stock.  Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings and financial condition, receipt of our lender’s consent and other factors.  Our Board of Directors presently has no plans to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

Securities Authorized For Issuance under Equity Compensation Plans

The following table contains information with respect to our Director Compensation Plan and Equity Incentive Compensation Plan as of March 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders¹	-	N/A	150,000
Equity compensation plans not approved by security holders²	-	N/A	15,115

Total	-	N/A	165,115

¹	Equity Incentive Compensation Plan
²	Director Compensation Plan

The 2011 Equity Incentive Compensation Plan (“the Equity Plan”) was adopted by the Board of Directors on July 27, 2011, subject to the approval of our Stockholders, which was obtained on September 23, 2011, making the Plan effective as of September 23, 2011.  The Equity Plan was established to promote our interests and the interests of our Stockholders by encouraging the participants, namely employees, to increase their equity interest in us, thereby giving them an added incentive to work toward the Company’s continued growth and success, all the while enabling us to compete for the services of the individuals needed for our continued growth and success.  Awards are in the form of restricted shares of common stock.  These awards are subject to such restrictions as the Compensation Committee of the Board of Directors may impose, including vesting and risk of forfeiture.

The Equity Plan allows up to 150,000 shares of the Company’s common stock to be issued to personnel under the Plan.  No shares were granted during the year ended March 31, 2012.  However, 9,027 shares have been granted subsequent to March 31, 2012.  Accordingly, as of June 1, 2012, 140,973 shares of common stock remain available for issuance under the Equity Plan.

The Board adopted a Director Compensation Plan (“the Director Plan”), effective April 1, 2007, which provides for a combination of cash and equity incentive compensation to attract and retain qualified and experienced director candidates.  Under the Director Plan, each independent, non-employee director receives an annual grant of restricted shares having a fair market value equal to $36,000 on April 1 of each year as further described below.  The number of shares included in each annual grant is determined based upon the average closing price of the ten trading days preceding April 1 of each year.

The Director Plan allows up to 50,728 shares of the Company’s common stock to be issued, subject to certain restrictions and vesting, of which 5,601 shares were granted during the year ended March 31, 2012, for a total of 35,613 shares that have been granted as of March 31, 2012.  Accordingly, as of the year ended March 31, 2012, 15,115 shares of common stock remain available for issuance under the Plan.

Grants of shares of restricted stock vest one-third each year over three years.  In accordance with the terms of the Plan, if a Director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company.  The aggregate number of restricted stock awards outstanding and subject to vesting at March 31, 2012, for each non-employee director was as follows: Robertson – 6,272 shares; Rodgers – 6,272; and Calerich – 2,235.

In addition, on April 1, 2012, each of the three non-employee directors was granted 1,643 shares of restricted stock on April 1, 2012, subject to vesting and forfeiture, resulting in 10,185 shares of common stock remaining available for issuance under the Plan as of June 1, 2012.  All restricted shares are considered issued and outstanding shares of the Company’s common stock at the grant date and have the same dividend and voting rights as other common stock.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the fourth quarter of the year ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Shares that May Yet be Purchased under the Plan

January 1, 2012 - January 31, 2012	-	$-	-	103,284
February 1, 2012 - February 28, 2012	-	$-	-	103,284
March 1, 2012 - March 31, 2012	-	$-	-	103,284

Total	-		-

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hedging.  During the years ended March 31, 2012 and 2011, we did not participate in any hedging activities, nor did we have any open futures or option contracts.  Additional information concerning our hedging activities appears in Note 1 to the consolidated financial statements.

Working Capital.  As of March 31, 2012, we had a working capital surplus of $6,572,000 (a current ratio of 2.91:1) compared to a working capital surplus as of March 31, 2011 of $4,930,000 (a current ratio of 3.96:1).  The decrease in current ratio is primarily a result of the use of cash for the acquisition, development and exploration of oil and gas properties.

Cash Flow.  Cash provided by operating activities doubled from $2,624,000 for the year ended March 31, 2011 to $5,278,000 for the year ended March 31, 2012.  This change related primarily to the timing and collection of accounts receivable and the timing and payment of accounts payable and accrued liabilities.

Overall, net cash used in investing activities decreased from the previous year from $3,356,000 for the year ended March 31, 2011 to $2,467,000 for the year ended March 31, 2012.  However, in 2012, investments in drilling and completion activities were significantly greater when compared to the prior year, but were partially offset by the sale of 38 wells in Colorado during the most recent fiscal year.  During the year ended March 31, 2012, $7,687,000 was expended on the acquisition of producing properties, new horizontal Bakken wells in the Williston basin and on additional acreage, as compared to $3,302,000 during the year ended March 31, 2011.

Net cash used in financing activities for the year ended March 31, 2012 was $84,000, utilized entirely for treasury share acquisition.  During the year ended March 31, 2011, $122,000 was used to purchase treasury shares.  The Company’s share buyback program was adopted in October 2008 and will terminate in October 2012, if not extended before then.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the year ended March 31, 2012, we spent $8,757,000 on various projects.  This compares to $2,729,000 for the year ended March 31, 2011.  During the year ended March 31, 2012, capital expenditures were comprised of drilling and completions of wells producing as of year end (47%), drilling of wells to be completed as of calendar year end (23%), converting unproductive wells to disposal wells (8%), leasehold (9%), and acquisitions of producing properties (4%).  The remaining 9% of costs were primarily dedicated to recompleting existing wells.  The majority (87%) of capital expenditures occurred in the Williston basin.  The remainder was spent in other areas on property improvements and leasehold acreage.  These projects were funded entirely with internally generated cash flow.

As of March 31, 2012, we have AFEs totaling $5,574,000 for our share in completion costs of new wells in which we share a working interest.  At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

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

Divestitures/Abandonments

On January 31, 2012, we completed the divestiture and sale of the Company’s working and/or override interests in 38 wells in Weld County, Colorado to an unrelated third party for $5,900,000.  After customary adjustments and expenses, the net proceeds from the transaction were $5,404,000.  The adjusted purchase price was impacted by commissions, sales costs and post effective date revenue and expense modifications to the purchase price.  The wells were considered non-core properties for the Company, given the Company’s focus on other areas, primarily the Williston Basin.

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

Results of Operations

Selected Financial Information

The following provides selected financial information and averages for the years ended March 31, 2012 and 2011.  Certain prior year amounts may have been reclassified to conform to the current presentation.

	Year Ended March 31,
	2012	2011

Revenue
Oil	$10,401,000	$6,933,000
Gas	1,155,000	1,166,000
Total revenue2	11,556,000	8,099,000

Total production expense3	4,480,000	3,527,000

Gross profit	$7,076,000	$4,572,000

Depletion expense	$1,065,000	$1,131,000

Sales volume
Oil (Bbls)	108,653	93,613
Gas (Mcf) 1	226,760	172,386

Average sales price4
Oil (per Bbl)	$95.73	$74.06
Gas (per Mcf)	$5.09	$6.76

Average per BOE
Production expense3,4	$30.59	$28.83
Gross profit4	$48.32	$37.37
Depletion expense4	$7.27	$9.24

1
Due to the timing and accuracy of sales information received from a third party operator as described in “Volumes and Prices” below, sales volume amounts may not be indicative of actual production or future performance.

2
Amount does not include water service and disposal revenue.  For the year ended March 31, 2012, this revenue amount is net of $156,000 in well service and water disposal revenue, which would otherwise total $11,712,000 in revenue for the year ended March 31, 2012, compared to $107,000 to total $8,206,000 for the year ended March 31, 2011.

3	Overall lifting cost (oil and gas production expenses and production taxes)

4	Averages calculated based upon non-rounded figures

The Year Ended March 31, 2012 Compared with the Year Ended March 31, 2011

Overview.  Net income for the year ended March 31, 2012, was double that of the previous year at $3,279,000 compared to $1,602,000 for the year ended March 31, 2011.  The increase in the sales price per barrel of oil equivalent (“BOE”) and rise in sales volumes, offset by increases in production costs and general and administrative (“G&A”) expense, resulted in the increase in net income.

Revenues.  Oil and natural gas sales revenue increased $3,457,000 (43%) for the year ended March 31, 2012, as compared to the year ended March 31, 2011, due to an overall 15% higher realized price per BOE, and 20% overall increase in sales volumes.

Volumes and Prices.  On an equivalent barrel basis, sales were 146,000 BOE for the year ended March 31, 2012 compared to 122,000 BOE for the year ended March 31, 2011.

Oil sales volumes increased 16% from 93,613 barrels for the year ended March 31, 2011 to 108,653 barrels for the year ended March 31, 2012, while the average price per barrel increased 29% from $74.06 for the year ended March 31, 2011 to $95.73 for the year ended March 31, 2012.  The rise in oil volumes resulted from production from the 24 newly producing wells offset, expectedly, by declines in existing wells.

Natural gas sales volumes increased 32% from 172,386 Mcf for the year ended March 31, 2011 to 226,760 Mcf for the year ended March 31, 2012, while the average price per Mcf dropped 25%, from $6.76 for the year ended March 31, 2011 to $5.09 for the year ended March 31, 2012.

Production Expenses.

Production expenses are comprised of the following items:

	Year Ended March 31,
	2012	2011

Lease operating expenses	$2,470,000	$1,874,000
Production taxes	937,000	586,000
Workover expenses	789,000	856,000
Transportation and other expenses	284,000	211,000

	$4,480,000	$3,527,000

Oil and natural gas production expense increased $953,000 (27%) for the year ended March 31, 2012, as compared to the year ended March 31, 2011.  The two principal components of oil and gas production expense are routine lease operating expenses (“LOE”) and workovers.  Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs.  Workovers primarily include downhole repairs and are generally random in nature.  Although workovers are expected, they can be much more frequent in some wells than others and their associated costs can be significant.  Therefore, workovers account for more dramatic fluctuations in oil and gas expense from period to period.

LOE, production taxes, and transportation and other expenses increased $596,000 (32%), $351,000 (60%), and $73,000 (34%), respectively, for the year ended March 31, 2012, as compared to the year ended March 31, 2011.  All fluctuate with sales revenue, which increased 43% year over year.  Production taxes as a percent of oil and natural gas sales revenue were comparable year over year at 8.1% versus 7.2%.  Workover expense decreased $67,000 (8%) for the year ended March 31, 2012, as compared to the year ended March 31, 2011.

The overall lifting cost (oil and natural gas production expense plus production taxes) per BOE increased 6% from $28.83 for the year ended March 31, 2011 to $30.59 for the year ended March 31, 2012.  This increase resulted from the increase LOE described above.  This lifting cost per equivalent barrel is not indicative of all wells, and certain high cost wells could be shut-in should oil prices drop below certain levels.

Other Expenses.

Depletion and depreciation expense decreased $49,000 (4%) for the year ended March 31, 2012 as compared to the year ended March 31, 2011 due to the disposition of D-J Basin properties in 2012, somewhat offset by new wells.  Depletion expense per BOE decreased from $9.24 for the year ended March 31, 2011 to $7.27 for the year ended March 31, 2012.

General and administrative (“G&A”) expense rose $561,000 (37%) for the year ended March 31, 2012, as compared to the year ended March 31, 2011.  Eighty percent of this increase relates to personnel costs, as additional management, staff and a Board member were added in 2012.  State franchise taxes resulted in 15% of the rise in costs.  The sum of various other administrative costs account for the remaining fluctuation in the expense.  As a percent of total sales revenue, G&A expense remained steady at 18% both years.

Income Tax.  For the year ended March 31, 2012, we recorded income tax expense of $652,000. This amount consisted of a current period expense of $240,000, and deferred tax expense of $412,000.  Our effective income tax rate increased from 11.41% for the year ended March 31, 2011 to 16.59% for the year ended March 31, 2012.  Our effective income tax rate was higher for the year ended March 31, 2012, primarily due to the tax gain on the sale of the D-J Basin properties, offset by the utilization of greater percentage depletion as a result of recognizing the gain from the these properties.

Critical Accounting Policies and Estimates

See Note 1 to the consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements.  The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Earthstone Energy, Inc.
Table of Contents
Consolidated Financial Statements
and Accompanying Notes
March 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm – Ehrhardt Keefe Steiner & Hottman PC	28
Consolidated Balance Sheets	29-30
Consolidated Statements of Operations	31
Consolidated Statements of Shareholders’ Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Earthstone Energy, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and Subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthstone Energy, Inc. as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
June 4, 2012

Earthstone Energy, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$6,778,000	$4,051,000
Accounts receivable:
Oil and gas sales	2,389,000	1,674,000
Joint interest and other receivables, net of allowance of $60,000 and $93,000, respectively	90,000	329,000
Other current assets	749,000	539,000

Total current assets	10,006,000	6,593,000

Oil and gas property, full cost method:
Proved property	37,112,000	35,379,000
Unproved property	4,409,000	3,112,000
Accumulated depletion and impairment	(25,778,000)	(24,713,000)

Net oil and gas property	15,743,000	13,778,000

Support equipment and other non-current assets, net of accumulated depreciation of $383,000 and $377,000, respectively	457,000	471,000

Total non-current assets	16,200,000	14,249,000

Total assets	$26,206,000	$20,842,000

See accompanying notes to consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2012	2011

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$824,000	$496,000
Accrued liabilities	2,610,000	1,167,000

Total current liabilities	3,434,000	1,663,000

Long-term liabilities:
Deferred tax liability	2,731,000	2,319,000
Asset retirement obligation, less current portion	1,693,000	1,795,000

Total long-term liabilities	4,424,000	4,114,000

Total liabilities	7,858,000	5,777,000

Commitments

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,788,000 and 1,782,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,108,000	23,020,000
Treasury shares, at cost, 82,000 and 76,000 shares, respectively	(457,000)	(373,000)
Accumulated deficit	(4,321,000)	(7,600,000)

Total shareholders’ equity	18,348,000	15,065,000

Total liabilities and shareholders’ equity	$26,206,000	$20,842,000

See accompanying notes to consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Operations

	Year Ended
	March 31,
	2012	2011

Revenues:
Oil and gas sales	$11,556,000	$8,099,000
Well service and water disposal revenue	156,000	107,000

Total revenues	11,712,000	8,206,000

Expenses:
Oil and gas production	3,543,000	2,941,000
Production tax	937,000	586,000
Well service and water disposal expenses	6,000	11,000
Depletion and depreciation	1,116,000	1,165,000
Accretion of asset retirement obligation	172,000	166,000
General and administrative	2,076,000	1,515,000

Total expenses	7,850,000	6,384,000

Income from operations	3,862,000	1,822,000

Other income (expense):
Interest and other income	75,000	12,000
Interest and other expenses	(6,000)	(26,000)

Total other income (expense)	69,000	(14,000

Income before income tax	3,931,000	1,808,000

Current income tax expense	240,000	104,000
Deferred income tax expense	412,000	102,000

Total income tax expense	652,000	206,000

Net income	$3,279,000	$1,602,000

Per share amounts:
Basic	$1.92	$0.94
Diluted	$1.92	$0.94

Weighted average common shares outstanding:
Basic	1,709,178	1,710,453
Diluted	1,709,178	1,710,453

See accompanying notes to consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended March 31, 2012 and 2011

			Additional
	Common shares		paid-in	Treasury shares		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total

March 31, 2010	1,773,000	$18,000	$22,945,000	(65,000)	$(251,000)	$(9,202,000)	$13,510,000

Purchase of treasury shares	-	-	-	(11,000)	(122,000)	-	(122,000)
Share-based compensation	9,000	-	75,000	-	-	-	75,000
Net income	-	-	-	-	-	1,602,000	1,602,000

March 31, 2011	1,782,000	$18,000	$23,020,000	(76,000)	$(373,000)	$(7,600,000)	$15,065,000

Purchase of treasury shares	-	-	-	(6,000)	(84,000)	-	(84,000)
Share-based compensation	6,000	-	88,000	-	-	-	88,000
Net income	-	-	-	-	-	3,279,000	3,279,000

March 31, 2012	1,788,000	$18,000	$23,108,000	(82,000)	$(457,000)	$(4,321,000)	$18,348,000

See accompanying notes to consolidated financial statements.

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,279,000	$1,602,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	1,116,000	1,165,000
Deferred tax expense	412,000	102,000
Accretion of asset retirement obligation	172,000	166,000
Payments on asset retirement obligation	-	(283,000)
Share-based compensation	88,000	75,000

Change in:
Accounts receivable, net	(476,000)	(581,000))
Other current assets	(4,000)	193,000
Accounts payable, accrued and other liabilities	691,000	185,000

Net cash provided by operating activities	5,278,000	2,624,000

Cash flows from investing activities:
Oil and gas property	(7,687,000)	(3,302,000))
Proceeds from sale of Oil and gas property & equipment	5,404,000	-
Support equipment	(184,000)	(54,000))

Net cash used in investing activities	(2,467,000)	(3,356,000))

Cash flows from financing activities:
Purchase of treasury shares	(84,000)	(122,000))

Net cash used in financing activities	(84,000)	(122,000))

Net increase (decrease) in cash and cash equivalents	2,727,000	(854,000))

Cash and cash equivalents, beginning of year	4,051,000	4,905,000

Cash and cash equivalents, end of period	$6,778,000	$4,051,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$1,000	$204,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$133,000	$265,000
Vested shares issued as compensation	$75,000	$74,000
Accrued capital expenditures	$957,000	$141,000

See accompanying notes to consolidated financial statements.

Earthstone Energy, Inc.
Notes to Consolidated Financial Statements
March 31, 2012

1. Summary of Significant Accounting Policies

Organization and Nature of Operations.  Earthstone Energy, Inc. was originally organized in July 1969 as Basic Earth Science Systems, Inc. and changed its name in 2011 to Earthstone Energy, Inc.  The Company is principally engaged in the acquisition, exploration, development, and production of crude oil and natural gas properties, primarily operating in the North Dakota and Montana portions of the Williston basin and south Texas.

Principles of Consolidation.  The consolidated financial statements include the accounts of Earthstone Energy, Inc. and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.  The Company does not have any unconsolidated special purpose entities.

At the directive of the Securities and Exchange Commission to use “plain English” in public filings, the Company will use such terms as “we,” “our,” “us” or “the Company” in place of Earthstone Energy, Inc. and its wholly-owned subsidiary.  When such terms are used in this manner throughout this document, they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

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

Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas property unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

For the years ended March 31, 2012 and 2011, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12 month average prices, calculated as the unweighted arithmetic average price of oil and gas on the first day of each month for each of the 12 months prior to the last day of the reporting period (unless prices are defined by contractual arrangements) and net cash flows are discounted at 10 percent.

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

Income Tax.  Income taxes are computed using the asset and liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases as well as the effect of net operating losses, tax credits and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

No significant uncertain tax positions were identified as of any date on or before March 31, 2012.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of March 31, 2012, the Company has not recognized any interest or penalties related to uncertain tax benefits.  For further information, see Note 8 below.

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

As discussed in Note 5, the Company incurred asset retirement obligations of $133,000 and $49,000 during the years ended March 31, 2012 and 2011, respectively, the value of which was determined using unobservable pricing inputs (or Level 3 inputs).  The Company uses the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Hedging Activities.  We had no hedging activities in the years ended March 31, 2012 and 2011.  Hedging strategies, or absence of hedging, may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which we are not able to anticipate.

Support Equipment.  Support equipment (including such items as vehicles, well servicing equipment, and office furniture and equipment) is stated at the lower of cost or market.  Depreciation of support equipment is computed using primarily the straight-line method over periods ranging from five to seven years.

Inventory.  Inventory, consisting primarily of tubular goods and oil field equipment to be used in future drilling operations or repair operations, is stated at the lower of cost or market, cost being determined by the FIFO method.  See also Notes 2 and 3 below.

Commitments.  The Company is committed to $8,750 per month plus maintenance fees on a 6,200 square foot office space located in downtown Denver, Colorado.  The lease term ends on May 31, 2013.  The Company does not have any off-balance sheet financing transactions, arrangements or obligations.

Major Customers and Operating Region.  The Company operates exclusively within the United States of America.  All of the Company's assets are employed in and all of its revenues are derived from the oil and gas industry.  Individual purchasers of 10% or more of the Company's oil and gas production revenue from operated wells for the years ended March 31, 2012 and 2011, were as follows:

	2012	2011
Valero Energy Company	20%	19%
Plains Marketing LP	11%	4%
Total	31%	23%

For the years ended March 31, 2012 and 2011, approximately 57% and 52%, respectively, of Earthstone’s oil and gas revenue was from non-operated properties where the Company has no direct contact with the actual purchaser.  On these properties, Earthstone’s portion of the product was marketed by the 21 different companies who operate these wells.  These 21 companies may, unbeknownst to us, market to one or more of the same purchasers to whom we sell directly.  Therefore, we are unable to ascertain the total extent of combined purchaser concentration.  To the extent of our knowledge, in the event of the bankruptcy of any one of these purchasers, it has been estimated that the reduction in annual revenue would be less than 10%.  It is not expected that the loss of any one of these purchasers would cause a material adverse impact on the Company’s results from operations, as alternative markets for oil and gas production are readily available.

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

Share-Based Compensation.  The Company recognizes all equity-based compensation as share-based compensation expense, included in general and administrative expenses, based on the fair value of the compensation measured at the grant date.  The expense is recognized over the vesting period of the grant.  See Note 7 below for information.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements.  The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on our financial position, results of operations, or cash flows.

Subsequent Events

On June 1, 2012, we received a commitment for a line of credit in an amount up to $4,000,000 with The Bank of Oklahoma.  The Company expects to finalize in the ensuing weeks.  This line of credit will enable the Company to take advantage of opportunities that may arise in the future.

For the year ended March 31, 2012, there were no other subsequent events to recognize or disclose in the consolidated financial statements which would either impact the results reflected in this report or the Company’s results going forward.

2. Other Current Assets

Other current assets as of March 31, 2012 and 2011 consisted of the following:

	2012	2011

Lease and well equipment inventory	$412,000	$399,000
Drilling and completion cost prepayments	230,000	24,000
Prepaid insurance premiums	73,000	16,000
Prepaid income tax	-	81,000
Other current assets	34,000	19,000

Total other current assets	$749,000	$539,000

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

3. Other Non-Current Assets

Other non-current assets as of March 31, 2012 and 2011 consisted of the following:

	2012	2011

Support equipment and lease and well equipment inventory	$126,000	$281,000
Plugging bonds	60,000	60,000
Other non-current assets	271,000	130,000

Total support equipment and other non-current assets	$457,000	$471,000

Support equipment represents non-oil and gas property (including such items as vehicles, office furniture and equipment and well servicing equipment) and is stated at the lower of cost or market.  Depreciation of support equipment was $51,000 and $34,000 for the years ended March 31, 2012 and 2011, respectively, which was computed using primarily the straight-line method over periods ranging from five to seven years.

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

4. Accrued Liabilities

Accrued liabilities as of March 31, 2012 and 2011 consisted of the following:

	2012	2011

Accrued operations payable	$1,472,000	$239,000
Accrued compensation	445,000	223,000
Accrued income tax payable and other	393,000	238,000
Revenue and production taxes payable	167,000	340,000
Short term asset retirement obligation	133,000	127,000

Total accrued liabilities	$2,610,000	$1,167,000

5. Asset Retirement Obligation

For the purpose of determining the fair value of the asset retirement obligation incurred during the year ended March 31, 2012, the Company assumed an inflation rate of 4%, an estimated average asset life of 25 years, and a credit adjusted risk free interest rate of 7.91%.

The following reconciles the value of the asset retirement obligation for the periods presented.  This included a short term obligation of $133,000 and $127,000 as of March 31, 2012 and 2011, respectively, which was a component of accrued liabilities on the balance sheets:

	2012	2011

Asset retirement obligation, beginning of year	$1,922,000	$1,774,000
Liabilities settled	(401,000)	(283,000)
Liabilities incurred	133,000	49,000
Accretion	172,000	166,000
Revisions to estimates	-	216,000

Asset retirement obligation, end of year	$1,826,000	$1,922,000

Less current portion	$(133,000)	$(127,000)

Asset retirement obligation, less current portion	$1,693,000	$1,795,000

6. Commitments

Office rent expense was approximately $145,000 and $113,000 for the years ended March 31, 2012 and 2011, respectively (including building maintenance charges).  The Company is committed to a total of $123,000 for the remaining term on its 6,200 square foot office space located in downtown Denver, Colorado, ending May 31, 2013.

The Company also has commitments pertaining to software, phone and copy machine maintenance contracts totaling $18,000, $10,000, and $1,000 for the years ending March 31, 2013, 2014, and 2015, respectively.

7. Shareholders’ Equity

Preferred Shares.  The Company has 600,000 shares of authorized preferred stock with a par value of $0.001 available for issuance in such series and preferences as determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common Shares.  The Company has authorized 6,400,000 shares of common stock with a par value of $0.001.  The total issued common stock as of March 31, 2012, was 1,788,000 common shares.

Share-Based Compensation.  On March 8, 2007, the Board of Directors adopted a Director Compensation Plan (“the Plan”) allotting up to 50,728 shares of the Company’s common stock to be issued to independent, non-employee directors.  In connection with the Plan, an annual stock grant equal to $36,000 is awarded to each independent director.  The number of shares included in each grant is calculated based upon the average closing price of the ten trading days preceding each April 1st anniversary date.  Shares are subject to certain restrictions and vesting.

During the year ended March 31, 2012, 5,601 shares of common stock reserved for issuance under the Plan were authorized for issuance.  Accordingly, as of March 31, 2012, 15,115 shares of common stock remain available for issuance under the Plan.  Grants of shares of restricted stock vest one-third each year over three years.  In accordance with the terms of the Plan, if a director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company.  The aggregate number of restricted stock awards outstanding and subject to vesting at March 31, 2012, for each non-employee director was as follows: Robertson – 6,272 shares; Rodgers – 6,272; and Calerich – 2,235.  In addition, each of the three independent directors was granted 1,643 shares of restricted stock on April 1, 2012, subject to vesting and forfeiture.  All restricted shares are considered issued and outstanding shares of the Company’s common stock at the grant date and have the same dividend and voting rights as other common stock.

A summary of the status of the Company’s nonvested shares under the Director Compensation Plan as of March 31, 2012 and 2011, and changes during the years ended on those dates is presented below:

	2012		2011
		Weighted		Weighted
		Average		Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Nonvested shares, beginning of year	17,662	$153,000	15,306	$144,000

Granted	5,601	108,000	9,270	81,000
Vested	(8,484)	(75,000)	(6,914)	(72,000)
Forfeited	-	-	-	-

Nonvested shares, end of year	14,779	$186,000	17,662	$153,000

As of March 31, 2012, there was $102,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Compensation Plan.  That cost is expected to be recognized over a weighted-average period of 1.01 years.

The Company granted one key employee 624 restricted shares of Company common stock during the year ended March 31, 2010, valued at $5,000.  Such shares vest one-third each year over three years, subject to forfeiture.

Share-based compensation expense of $88,000 and $75,000 was recognized during the years ended March 31, 2012 and 2011, respectively, for restricted share grants to independent directors.

The 2011 Equity Incentive Compensation Plan (“the Equity Plan”) was adopted by the Board of Directors on July 14, 2011, subject to the approval of our Stockholders, which was obtained on September 23, 2011, making the Plan effective as of September 23, 2011.  The Equity Plan was established to promote our interests and the interests of our Stockholders by encouraging the participants, namely employees, to increase their equity interest in us, thereby giving them an added incentive to work toward the Company’s continued growth and success, all the while enabling us to compete for the services of the individuals needed for our continued growth and success.  Awards are in the form of restricted shares of common stock.  These awards are subject to such restrictions as the Compensation Committee of the Board of Directors may impose, including vesting and risk of forfeiture.

The Equity Plan allows up to 150,000 shares of the Company’s common stock to be issued to personnel under the Plan.  No shares were granted during the year ended March 31, 2012; however, 9,027 shares have been granted subsequent to March 31, 2012.  Accordingly, as of June 1, 2012, 140,973 shares of common stock remain available for issuance under the Equity Plan.

Treasury Shares.  On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  Upon plan expiration, the Board again extended the program with a termination date of October 22, 2013.  During the year ended March 31, 2012, 6,156 shares were repurchased under the share buyback program and 103,284 shares remain available for future repurchase.  No treasury shares have been retired.

8. Income Tax

The provision for income tax for the years ended March 31, 2012 and 2011 is comprised of the following:

	2012	2011
Current:
Federal	$215,000	$93,000
State	25,000	11,000
Total current income tax expense	240,000	104,000

Deferred:
Federal	382,000	95,000
State	30,000	7,000
Total deferred income tax expense (benefit)	412,000	102,000

Income tax expense	$652,000	$206,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the years ended March 31, 2012 and 2011 follows:

	2012	2011

Federal tax at statutory rate	$1,336,000	$615,000
State taxes, net of federal benefit	68,000	26,000
Excess percentage depletion	(486,000)	(270,000)
Changes related to tax return amendments	(131,000)	-
Changes in state rates and other adjustments to deferred tax assets	(135,000)	(165,000)

Income tax expense	$652,000	$206,000
Effective tax rate expressed as a percentage of income before income tax	16.6%	11.4%

The overall effective tax rate expressed as a percentage of book income before income tax for year ended March 31, 2012, as compared to the ended March 31, 2011, was higher primarily due to the tax gain on the sale of the D-J Basin properties, offset by the utilization of greater percentage depletion as a result of recognizing the gain from the this property sale.

Net income tax payments were $1,000 and $204,000 for the years ended March 31, 2012 and 2011, respectively.

Net deferred tax assets and liabilities as of March 31, 2012 and 2011 were comprised of:

	2012	2011
Deferred tax assets:
Statutory depletion carry-forward	$1,232,000	$1,110,000
Asset retirement obligation	669,000	703,000
Other accruals	88,000	69,000
Allowance for doubtful accounts	22,000	34,000

Gross deferred tax assets	2,011,000	1,916,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(4,742,000)	(4,235,000)

Gross deferred tax liabilities	(4,742,000)	(4,235,000)

Deferred tax liabilities, net	$(2,731,000)	$(2,319,000)

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

The Company is subject to U.S. federal income tax and income tax from multiple state jurisdictions.  The tax years remaining subject to examination by tax authorities are the years ended March 31, 2008 through 2012.

9. Related Party Transactions

The Company maintains a policy permitting officers or directors to assign to the Company or receive assignments from the Company in oil and gas prospects, but only on the same terms and conditions as accepted by independent third parties.  This policy also allows officers or directors and the Company to participate together in oil and gas prospects generated by independent third parties, but only on the same terms and conditions as accepted by non-related third parties.  During the years ended March 31, 2012 and 2011, no director or officer participated with the Company in any new oil and gas transaction.  In prior years, Mr. Singleton has participated with the Company in the acquisition of producing properties on the same terms and conditions as other third parties.  As such, Mr. Singleton paid for his proportionate share of the acquisition costs at the time of the acquisition.  With respect to his working interest in the four producing wells in which he currently has an ownership, as of March 31, 2012, the Company had an accrued balance due from Mr. Singleton of $1,000 for his share of operating expenses on these wells for which timely payment was subsequently received.  As of March 31, 2011, as a result of his share of oil and gas revenue exceeding the amount of his share of operating expenses, the Company had a balance of $10,000 due to Mr. Singleton.

10. Oil and Gas Property

The aggregate amount of capitalized costs related to oil and gas property and the aggregate amount of related accumulated depletion and impairment as of March 31, 2012 and 2011 are as follows:

	2012	2011

Proved property	$37,112,000	$35,379,000
Unproved property	4,409,000	3,112,000

Total capitalized oil and gas property	41,521,000	38,491,000
Accumulated depletion and impairment	(25,778,000)	(24,713,000)

Net capitalized oil and gas property	$15,743,000	$13,778,000

Depletion expense per equivalent barrel of production was $7.27 and $9.24 for the years ended March 31, 2012 and 2011, respectively.

On January 31, 2012, we completed the divestiture and sale of the Company’s working and/or override interests in 38 wells in Weld County, Colorado to an unrelated third party for $5,900,000.  After customary post-closing adjustments and expenses, the net proceeds from the transaction were $5,400,000.  The adjusted purchase price was impacted by commissions, sales costs and post effective date revenue and expense modifications to the purchase price.  Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas property unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

The following shows, by category and year incurred, the oil and gas property costs applicable to unproved property that were excluded from the full cost pool depletion computation as of March 31, 2012:

Costs Incurred During	Exploration	Development	Acquisition	Total Unproved
Year Ended	Costs	Costs	Costs	Property

March 31, 2012	$-	$2,371,000	$760,000	$3,131,000
March 31, 2011	-	-	611,000	611,000
Prior Years	-	-	667,000	667,000

Total	$-	$2,371,000	$2,038,000	$4,409,000

Costs incurred in oil and gas property development, exploration and acquisition activities during the years ended March 31, 2012 and 2011 are summarized as follows:

	2012	2011

Development costs	$7,624,000	$1,454,000
Exploration costs	-	-
Acquisitions:
Proved	335,000	519,000
Unproved	798,000	756,000

Total costs of development, exploration and acquisition activities	$8,757,000	$2,729,000

11. Unaudited Oil and Gas Reserves Information

As of March 31, 2012 and 2011, 100% and 91%, respectively, of the estimated oil and gas reserves presented herein were derived from reports prepared by independent petroleum engineering firm Ryder Scott Company.  For the year ended March 31, 2011, the remaining 9% of the reserve estimates, respectively, were prepared internally by the Company’s management.

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

Analysis of Changes in Proved Reserves.  Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

Proved Reserves

	March 31, 2012		March 31, 2011		March 31, 2010
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved reserves:
Balance, beginning of year	1,015,000	735,000	818,000	912,000	638,000	936,000
Revisions of previous estimates¹	38,000	8,000	167,000	(106,000)	275,000	195,000
Extensions and discoveries²	295,000	351,000	62,000	39,000	4,000	10,000
Sales of reserves in place	(31,000)	(221,000)	—	—	—	—
Improved recovery	2,000	—	6,000	61,000	—	—
Purchase of reserves	17,000	—	55,000	1,000	—	—
Production³	(109,000)	(227,000)	(93,000)	(172,000)	(99,000)	(229,000)

Balance, end of year	1,227,000	646,000	1,015,000	735,000	818,000	912,000

Proved developed reserves:
Balance, beginning of year	1,015,000	735,000	727,000	912,000	587,000	907,000

Balance, end of year	1,077,000	515,000	1,015,000	735,000	727,000	912,000

Proved undeveloped reserves:
Balance, beginning of year	—	—	91,000	—	51,000	29,000

Balance, end of year	150,000	131,000	—	—	91,000	—

¹
Revisions of Previous Estimates – Estimates reflect steady increases in oil and gas prices since December 2008, when prices reached a 5-year low.  Changes in performance constitute less than 10% of the total amount of revisions of previous estimates.

²
Extensions and Discoveries – 19 wells represent extensions and discoveries during the year ended March 31, 2012, all of which are located in North Dakota. Additions during the year ended March 31, 2011, consisted of eleven new wells – North Dakota (7), Montana (2), Colorado (1) and Texas (1).  Additions during the year ended March 31, 2010, pertained to 2 wells drilled in Colorado and 1 well drilled in North Dakota.

³	Production – Volumes of oil and gas that were produced were removed from reserves during the year.

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved oil and gas reserves. Estimated future cash inflows were computed by applying the 12 month average price of oil and gas on the first day of each month to the estimated future production of proved oil and gas reserves as of March 31, 2012, 2011, and 2010.  The future production and development costs represent the estimated future expenditures to be incurred in producing and developing the proved reserves, assuming continuation of existing economic conditions.  Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.
Standardized Measure of Estimated Discounted Future Net Cash Flows

	For the Years Ended March 31,
	2012	2011	2010

Future cash inflows	$116,925,000	$81,053,000	$55,991,000
Future cash outflows:
Production cost	(53,568,000)	(41,185,000)	(29,065,000)
Development cost	(2,757,000)	—	(991,000)
Future income tax	(14,614,000)	(6,545,000)	(3,361,000)

Future net cash flows	45,986,000	33,323,000	22,574,000
Adjustment to discount future annual net cash flows at 10%	(22,803,000)	(15,826,000)	(10,060,000)

Standardized measure of discounted future net cash flows	$23,183,000	$17,497,000	$12,514,000

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for each of the years ended March 31, 2012, 2011, and 2010:

Changes in Standardized Measure of Estimated Discounted Net Cash Flows

	For the Years Ended March 31,
	2012	2011	2010

Standardized measure, beginning of year	$17,497,000	$12,514,000	$7,199,000
Sales of oil and gas, net of production cost	(8,156,000)	(5,204,000)	(4,284,000)
Net change in sales prices, net of production cost	5,135,000	5,886,000	6,279,000
Discoveries, extensions and improved recoveries, net of future development cost	10,285,000	1,567,000	154,000
Change in future development costs	—	—	467,000
Development costs incurred during the period that reduced future development cost	—	—	—
Sales of reserves in place	(1,761,000)	—	—
Revisions of quantity estimates	916,000	3,806,000	5,280,000
Accretion of discount	2,113,000	1,874,000	720,000
Net change in income tax	(3,312,000)	3,685,000	(1,582,000)
Purchase of reserves	352,000	1,408,000	—
Changes in timing of rates of production	114,000	(8,039,000)	(1,719,000)

Standardized measure, end of year	$23,183,000	$17,497,000	$12,514,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2012.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.  Therefore, this Annual Report on Form 10-K does not include such an attestation.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3(ii)c
Amended and Restated Bylaws of Earthstone Energy, Inc., dated February 4, 2009, as amended on November 22, 2011, to add a new Section 2.13 to the Bylaws which indicates that the transfer books and records of the Company will not be closed for any purpose, incorporated by reference to Exhibit 3(ii)c of our Current Report on Form 8-K, filed with the SEC on November 23, 2011.

4.1
Rights Agreement, dated February 4, 2009, between Earthstone Energy, Inc. and Corporate Stock Transfer, Inc., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on February 5, 2009.

4.2
Specimen Stock Certificate of Earthstone Energy, Inc., incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on June 16, 2011..

10.1	Oil and Gas Incentive Compensation Plan, dated April 1, 1980, as amended, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1985, filed with the SEC.
10.3	Performance Bonus Plan, dated effective April 1, 2007, incorporated by reference to Exhibit 10.3 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
10.4
Director Compensation Plan, dated effective April 1, 2007, incorporated by reference to Exhibit 10.4 of our Amended 10-K/A, filed with the SEC on October 9, 2009 as amended by board resolution dated March 31, 2010, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on June 18, 2010.

10.5
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

10.7
Financial Consulting Agreement, effective March 16, 2011, between QAS, LLC and Earthstone, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on June 16, 2011.

10.8	2011 Equity Incentive Compensation Plan, effective September 23, 2011, incorporated by reference to Exhibit __ of Form DEF14A, filed with the SEC on July 29, 2011.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB/A for the year ended March 31, 2004, filed with the SEC on May 11, 2005.
21	Subsidiary List, incorporated by reference to Exhibit 21 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jim Poage, Interim Chief Financial Officer), filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jim Poage, Interim Chief Financial Officer), filed herewith.
99.1	Nominating Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.1 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.2	Compensation Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.2 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.3	Report of Ryder Scott Company, filed herewith.
101
The following materials from the Company’s quarterly report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized by the following in the capacities and on the dates indicated.

EARTHSTONE ENERGY, INC.

Date

By: /s/ Ray Singleton	June 4, 2012

Ray Singleton, President and
Chief Executive Officer

By: /s/ Jim Poage	June 4, 2012

Jim Poage, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

By: /s/ Ray Singleton	June 4, 2012

Ray Singleton, Director

By: /s/ Richard K. Rodgers	June 4, 2012

Richard K. Rodgers, Director and
Compensation Committee Chairman

By: /s/ Monroe W. Robertson	June 4, 2012

Monroe W. Robertson, Director and
Audit Committee Chairman

By: /s/ Andrew P. Calerich	June 4, 2012

Andrew P. Calerich, Director