Form 10-K/A
period 2012-03-31
EARTHSTONE ENERGY INC
filed 2012-06-05
CIK 10254

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on June 5, 2012, is to furnish Exhibit 99.3 to the Form 10-K as required by Rule 405 of Regulation S-T. Additionally the Company is amending Exhibits 101 to include corrected taxonomies for Document entity information (DEI).

No other changes have been made to the Form 10-K other than those described herein.

Exhibit  Index

Exhibit No.	Description

99.3	Report of Ryder Scott Company, filed herewith.

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized by the following in the capacities and on the dates indicated.

EARTHSTONE ENERGY, INC.

June 5, 2012	By: /s/ Ray Singleton

Ray Singleton,
President and Chief Executive Officer