Form 10-K/A
period 2012-03-31
EARTHSTONE ENERGY INC
filed 2012-07-13
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

Earthstone Energy, Inc. (‘we”, “us”, “Earthstone” or the “Company”) is filing this Amendment No. 2 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on June 5, 2012 (the “Original Report”), as amended by Amendment No. 1 filed with the SEC on June 5, 2012 (“Amendment No. 1”).

We are filing this Amendment solely to correct an error in sales volumes reported for 2012, which appear in the table under the “Results of Operation – Selected Financial Information” section on page 23 of the Original Report and thereafter correct metrics based on the incorrect sales volumes, including average sale price per Bbl and Mcf and average production expenses, gross profit and depletion expenses per BOE.  The correct 2012 sales volumes are 114,960 Bbls (Oil) and 160,409 Mcf (Gas), as compared to the incorrectly reported sales volumes of 108,653 Bbls (Oil) and 226,760 Mcf (Gas).  Inclusion of the corrected sales volumes does not alter or change previously reported revenue, net income or earnings per share.

In accordance with SEC Rule 12b-15, the complete text of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated in its entirety in this Amendment.  The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of the Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

In addition, as required by SEC Rule 12b-15, new certificates by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

The complete Amendment, including the Item 7 disclosures, as amended and restated in its entirety, will be available at our web site set forth below, and will be provided without charge upon written request to the following address:

Investor Relations
Earthstone Energy, Inc.
633 Seventeenth Street, Suite 1900
Denver, Colorado 80220
(303) 296-3076 x112
info@earthstoneenergy.com
http://www.earthstoneenergy.com/contact.php

Except as described above, no other changes have been made to the Original Report and this Amendment does not amend, update or change the financial statements or any other items or disclosures in the Original Report.

Part II
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

	Year Ended March 31,
	2012	2011
Revenue
Oil	$10,401,000	$6,933,000
Gas	1,155,000	1,166,000
Total revenue2	11,556,000	8,099,000

Total production expense3	4,480,000	3,527,000

Gross profit	$7,076,000	$4,572,000

Depletion expense	$1,065,000	$1,131,000

Sales volume
Oil (Bbls)	114,960	93,613
Gas (Mcf) 1	160,409	172,386

Average sales price4
Oil (per Bbl)	$90.47	$74.06
Gas (per Mcf)	$7.20	$6.76

Average per BOE
Production expense3,4	$31.62	$28.83
Gross profit4	$49.94	$37.37
Depletion expense4	$7.52	$9.24

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

Revenues.  Oil and natural gas sales revenue increased $3,457,000 (43%) for the year ended March 31, 2012, as compared to the year ended March 31, 2011, due to an overall 23% higher realized price per BOE, and 16% overall increase in sales volumes.

Volumes and Prices.  On an equivalent barrel basis, sales were 142,000 BOE for the year ended March 31, 2012 compared to 122,000 BOE for the year ended March 31, 2011.

Oil sales volumes increased 23% from 93,613 barrels for the year ended March 31, 2011 to 114,960 barrels for the year ended March 31, 2012, while the average price per barrel increased 22% from $74.06 for the year ended March 31, 2011 to $90.47 for the year ended March 31, 2012.  The rise in oil volumes resulted from production from the 24 newly producing wells offset, expectedly, by declines in existing wells.

Natural gas sales volumes decreased 7% from 172,386 Mcf for the year ended March 31, 2011 to 160,409 Mcf for the year ended March 31, 2012, while the average price per Mcf rose 7%, from $6.76 for the year ended March 31, 2011 to $7.20 for the year ended March 31, 2012.

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

The overall lifting cost (oil and natural gas production expense plus production taxes) per BOE increased 10% from $28.83 for the year ended March 31, 2011 to $31.62 for the year ended March 31, 2012.  This increase resulted from the increase LOE described above.  This lifting cost per equivalent barrel is not indicative of all wells, and certain high cost wells could be shut-in should oil prices drop below certain levels.

Other Expenses.
Depletion and depreciation expense decreased $49,000 (4%) for the year ended March 31, 2012 as compared to the year ended March 31, 2011 due to the disposition of D-J Basin properties in 2012, somewhat offset by new wells.  Depletion expense per BOE decreased from $9.24 for the year ended March 31, 2011 to $7.52 for the year ended March 31, 2012.

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report.

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

EARTHSTONE ENERGY, INC.

Name and Capacity	Date

By: /s/ Ray Singleton	July 13, 2012

Ray Singleton, President and
Chief Executive Officer

By: /s/ Jim Poage	July 13, 2012

Jim Poage, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

By: /s/ Ray Singleton	July 13, 2012

Ray Singleton, Director

By: /s/ Richard K. Rodgers	July 13, 2012

Richard K. Rodgers, Director and
Compensation Committee Chairman

By: /s/ Monroe W. Robertson	July 13, 2012

Monroe W. Robertson, Director and
Audit Committee Chairman

By: /s/ Andrew P. Calerich	July 13, 2012

Andrew P. Calerich, Director