Form 10-Q
period 2012-06-30
EARTHSTONE ENERGY INC
filed 2012-08-10
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Shares of common stock outstanding on August 10, 2012: 1,706,756

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs, assumptions and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures, including future share repurchases;
●	acquisitions and other business opportunities;
●	operating costs and other expenses, including asset retirement obligation expenses;
●	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements;
●	other estimates and assumptions we use in our accounting policies.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	loss of senior management or technical personnel;
●	oil and natural gas prices and production costs;
●	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
●	exploitation, development, production and exploration results, including mechanical failure;
●	the estimated costs of asset retirement obligations, including whether or not those retirement costs, in whole or in part, are ever actually incurred in the future;
●	the potential unavailability of drilling rigs and other field equipment and services;
●	the existence of unanticipated liabilities relating to existing properties or those acquired in the future, including environmental liabilities;
●	factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
●	the willingness and ability of third parties to honor their contractual commitments;
●	permitting issues;
●	the nature, extent and duration of workovers;
●	the impact and costs related to compliance with or changes in laws governing our operations;
●	acquisitions and other business opportunities (or the lack thereof) that may be pursued by us;
●	competition for properties and the effect of such competition on the price of those properties;
●	economic, market or business conditions, including any change in interest rates or inflation;
●	the lack of available capital and financing;
●	risk factors consistent with comparable companies within our industry, especially companies with similar market capitalization and/or employee census; and
●	weather and other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,586,000	6,778,000
Accounts receivable:
Oil and gas sales	1,974,000	2,389,000
Joint interest and other receivables net of allowance of (60,000) at 3-31-12 and 6-30-12	64,000	90,000

Other current assets	1,176,000	749,000
Total current assets	7,800,000	10,006,000

Oil and gas property, full cost method:
Proved property	38,717,000	37,112,000
Unproved property	5,552,000	4,409,000
Accumulated depletion and impairment	(26,057,000)	(25,778,000)

Net oil and gas property	18,212,000	15,743,000

Support equipment and other non-current assets net of accumulated depreciation of (398,000) and (383,000), respectively	470,000	457,000

Total non-current assets	18,682,000	16,200,000

Total assets	$26,482,000	26,206,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679,000	824,000
Accrued liabilities	2,732,000	2,610,000

Total current liabilities	3,411,000	3,434,000

Long-term liabilities:
Deferred tax liability	2,727,000	2,731,000
Asset retirement obligation, less current portion	1,668,000	1,693,000

Total long-term liabilities	4,395,000	4,424,000

Total liabilities	7,806,000	7,858,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,802,000 and 1,788,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,166,000	23,108,000
Treasury stock, at cost, 82,000 shares	(457,000)	(457,000)
Accumulated deficit	(4,051,000)	(4,321,000)

Total shareholders’ equity	18,676,000	18,348,000

Total liabilities and shareholders’ equity	$26,482,000	26,206,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Revenues:
Oil and gas sales	$2,220,000	$2,480,000
Well service and water disposal revenue	127,000	45,000

Total revenues	2,347,000	2,525,000

Expenses:
Oil and gas production	834,000	795,000
Production tax	196,000	138,000
Well service and water disposal	23,000	6,000
Depletion and depreciation	294,000	196,000
Accretion of asset retirement obligation	43,000	41,000
General and administrative	681,000	442,000

Total expenses	2,071,000	1,618,000

Income from operations	276,000	907,000

Other income (expense):
Interest and other income	2,000	7,000
Interest and other expenses	-	(3,000)

Total other income	2,000	4,000

Income before income tax	278,000	911,000

Current income tax expense	12,000	63,000
Deferred income tax (benefit) expense	(4,000)	183,000

Total income tax expense	8,000	246,000

Net income	270,000	665,000

Per share amounts:
Basic	$0.16	$0.39
Diluted	$0.16	$0.39

Weighted average common shares outstanding:
Basic	1,720,712	1,712,744
Diluted	1,720,712	1,712,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	270,000	665,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	294,000	196,000
Deferred income tax (benefit) expense	(4,000)	183,000
Accretion of asset retirement obligation	43,000	41,000
Share-based compensation	60,000	22,000
Change in:
Accounts receivable, net	441,000	(136,000)
Other current assets	(772,000)	(526,000)
Accounts payable, accrued and other liabilities	(374,000)	(96,000)

Net cash (used) provided by operating activities	(42,000)	349,000

Cash flows from investing activities:
Oil and gas property	(2,122,000)	(809,000)
Purchases of support equipment and other non-current assets	(28,000)	(42,000)

Net cash used in investing activities	(2,150,000)	(851,000)

Cash flows from financing activities:
Net cash used in financing activities	-	-

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(2,192,000)	(502,000)
Cash and cash equivalents, beginning of year	6,778,000	4,051,000

Cash and cash equivalents, end of period	4,586,000	3,549,000

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income tax	70,000	-
Non-cash:
Increase in oil and gas property due to asset retirement obligation	14,000	-
Accrued capital expenditures	267,000	439,000
Prepaid capital expenditures	345,000	552,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
30-Jun-12

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

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the previous fiscal year-end.

Further, the results of operations for the three months covered by this report, are not necessarily indicative of the operating results that may be expected for the year.

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

2. Other Assets

	30-Jun-12	31-Mar-12
	(Unaudited)
Drilling and completion cost prepayments	565,000	230,000
Lease and well equipment inventory	412,000	412,000
Prepaid insurance premiums	61,000	73,000
Prepaid income tax	70,000	-
Other current assets	68,000	34,000

Total other current assets	1,176,000	749,000

3. Accrued Liabilities

	30-Jun-12	31-Mar-12
	(Unaudited)
Accrued operations payable	1,662,000	1,472,000
Accrued compensation	439,000	445,000
Accrued income tax payable and other	241,000	393,000
Revenue and production taxes payable	176,000	167,000
Short term asset retirement obligation	214,000	133,000

Total accrued liabilities	2,732,000	2,610,000

4. Income Tax

The provision for income tax is comprised of the following:	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current:
Federal	11,000	56,000
State	1,000	7,000
Total current income tax	12,000	63,000

Deferred:
Federal	(4,000)	170,000
State	-	13,000
Total deferred income tax	(4,000)	183,000

Income tax expense	8,000	246,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months ended is as follows:

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Federal tax at statutory rate	94,000	310,000
State taxes, net of federal benefit	-	17,000
Excess percentage depletion	(93,000)	(83,000)
Other adjustments, net	7,000	2,000

Income tax expense	8,000	246,000
Effective rate expressed as a percentage	3%	27%

The overall effective tax rate expressed as a percentage of book income before income tax for the three month period, as compared to the same period in the prior year, was lower due primarily to lower pre-tax income and increased capital expenditures compared to the comparable period.

Net deferred tax assets and liabilities were comprised of:	June 30, 2012	March 31, 2012
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	1,310,000	1,232,000
Asset retirement obligation	691,000	669,000
Other accruals	115,000	88,000
Allowance for doubtful accounts	22,000	22,000

Gross deferred tax assets	2,138,000	2,011,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(4,865,000)	(4,742,000)

Gross deferred tax liabilities	(4,865,000)	(4,742,000)

Deferred tax liabilities, net	(2,727,000)	(2,731,000)

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

The Company's tax returns for the prior four tax years of filings are still subject to examination by tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, as well as the unaudited condensed consolidated financial statements and related notes and other information appearing in Item 1 of this report.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes including matters arising during the normal course of business.  We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements.  We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change.  As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

As used in this report, unless the context otherwise indicates, references to “we,” “our,” and “us” refer to Earthstone Energy, Inc. and its subsidiary collectively.

As an oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of crude oil and natural gas.  Changes in commodity prices affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing and operating results.  Changes in commodity prices may influence, both positively and negatively, the amount of crude oil and natural gas that we choose to produce.  Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Inherently, the prices received for crude oil and natural gas production are unpredictable, and such volatility is expected.  Most of our production is sold at market prices.  Obviously, if the commodity indexes fluctuate, the price that we receive for our production will fluctuate.  Therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control.

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

Overviewof our Capital Structure. We recognize the importance of developing our capital resource base in order to pursue our objectives. However, subsequent to our last public offering in 1980, debt financing has been the sole source of external funding.  In addition to our routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, we require capital to fund our exploratory and development drilling efforts and the acquisition of additional properties as well as the enhancement of held and newly acquired properties.

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

Hedging. During the three months ended June 30, 2012 and 2011, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At June 30, 2012, we had a working capital surplus of $4,389,000 (a current ratio of 2.29:1) compared to a working capital surplus at March 31, 2012 of $6,572,000 (a current ratio of 2.91:1).The decrease in current ratio is primarily a result of the use of cash for the acquisition, development and exploration of oil and gas properties.

Cash Flow. Cash used by operating activities was $42,000 for the three months ended June 30, 2012, compared to cash provided by operating activities $349,000 for the three months ended June 30, 2011.  Changes in operating cash relate primarily to the decline in net income adjusted for non-cash expenses for the three months ended June 30, 2012 compared to the same period ended June 30, 2011. The fluctuation in deferred income tax expense, the timing and payment of accounts payable and accrued liabilities, especially pertaining to capital expenditure outlays, in addition to the timing and collection of accounts receivable and the application of prepaid balances were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities more than doubled for the three months ended June 30, 2012, at $2,150,000, from $851,000 for the three months ended June 30, 2011.  This was the result of an increase in the number of wells drilled and completed during the period compared to the same period in the prior year, in addition to spending on the acquisitions of oil and gas property, as explained in “Capital Expenditures” below.

No cash was used for financing activities in either of the three months ended June 30, 2012 or 2011.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the three months ended June 30, 2012, we spent $2,748,000 on various projects.  This compares to $1,115,000 for the three months ended June 30, 2011.  During the three months ended June 30, 2012, capital expenditures were comprised of drilling and completions of our wells (approximately 0.15 net) producing as of period end (8%), drilling of eighteen wells (approximately 0.65 net) to be completed as of calendar year end (74%), and leasehold (7%).  The remaining 11% of costs were primarily dedicated to recompleting existing wells.  The majority (97%) of capital expenditures were spent in the Williston basin.  These projects were funded entirely with internally generated cash flow.

We have approved spending under various Authorizations for Expenditure (“AFEs”) that, as of June 30, 2012, has not yet been incurred or accrued totaling $474,000 for our share in completion costs of new wells in which we share a working interest.  At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities.  We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

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

Divestitures/Abandonments

We neither sold nor plugged any wells during the three months ended June 30, 2012.

Impact of Inflation and Pricing

We deal primarily in U.S. dollars.  Inflation has not had a material impact on the Company in recent years because of the relatively low rates of inflation in the United States.  However, the oil and natural gas industry can be cyclical and the demand for production places pressure on the economic stability and pricing within the industry.  Typically, as prices for oil and natural gas increase, associated costs rise.  Conversely, cost declines are likely to lag and may not adjust downward in proportionto declining prices.  Changes in prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold.  Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.  While we do not presently expect business costs to materially rise, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Reserves

During the three months ended June 30, 2012, proved reserves in barrels of oil equivalent (“BOE”) decreased 1% from March 31, 2012, from 1,335,000 to 1,324,000 at June 30, 2012. The reserve balance reflects the favorable impact of newly developed reserves offset by the natural decline curve for existing wells.  Not reflected in this fluctuation in reserves are potential reserves for six wells which purportedly are on production at June 30, 2012, but for which no information is available on which to prepare reliable reserve estimates, as such production data has not yet been disclosed by the operator or the state regulatory agencies.

Other Commitments

Other than the aforementioned outstanding AFEs, we do not have any other commitments beyond our office lease and software maintenance contracts. See further detail in the notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following provides selected financial information and averages for the three months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
	2012	2011
Revenue
Oil	$2,128,000	$2,187,000
Gas	92,000	293,000
Total revenue1	2,220,000	2,480,000

Total production expense2	1,030,000	933,000

Gross profit	$1,190,000	$1,547,000

Depletion expense	$279,000	$185,000

Sales volume
Oil (Bbls)	26,999	22,562
Gas (Mcfs)3	14,566	31,403

Average sales price4
Oil (per Bbl)	$78.82	$96.93
Gas (per Mcf)	$6.32	$9.33

Average per BOE5
Production expense3, 4	$35.00	$33.57
Gross profit4	$40.47	$55.66
Depletion expense4	$9.48	$6.66

1
Amount does not include water service and disposal revenue.  For the three months ended June 30, 2012, this revenue amount is net of $127,000 in well service and water disposal revenue, which would otherwise total $2,347,000 in revenue, compared to $45,000 in the respective periods ended June 30, 2011 to total $2,525,000 for the comparable three month period ended June 30, 2011.

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

Overview. Net income for the three months ended June 30, 2012, was $270,000 compared to net income of $665,000 for the three months ended June 30, 2011. The decrease in net income resulted from the decline in oil prices coupled with an increase in expenses for the three month period.

Revenues. Oil sales revenue declined 3% for the three months ended June 30, 2012, from $2,187,000 for the three months ended June 30, 2011 compared to $2,128,000 for the current period, due to a lower realized price per barrel offset by the increase inreported productionas described in “Volumes and Prices” below.

Gas sales revenue decreased $201,000 (68%) for the three months ended June 30, 2012, compared to the three ended June 30, 2011,as a result of having divested the Company’s working and/or override interests in 38 gas wells in Weld County, Colorado in January of this year.

Volumes and Prices. Oil sales volumes rose by 20% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The average price per barrel declined by 19% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The rise in oil sales volumes for the three months ended June 30, 2012 was the result of a significant contribution from 19 new producing oil wells in North Dakota since the comparable period in the prior year.

The divestiture of the Company’s working and/or override interests in 38 wells in Weld County, Colorado since the comparable prior year period ended June 30, 2011, resulted in the decline in our reported natural gas production.  As of June 30, 2012, we hold interests in 3 gas wells.  The 32% drop in average price per Mcf for the three months ended June 30, 2012, compared to the respective period in the prior year had only a minor impact relative to the divestiture of the aforementioned properties.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended June 30,
	2012	2011

Lease operating costs	$658,000	$496,000
Workover costs	171,000	230,000
Production taxes	196,000	138,000
Transportation and other costs	5,000	69,000

Total production expense	$1,030,000	$933,000

Oil and gas production expense increased $97,000 (10%) for the three months ended June 30, 2012, over the expenses for the three months ended June 30, 2011, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $22.53 for the three months ended June 30, 2012, compared to $20.33 for the three months ended June 30, 2011, which reflects the industry-wide increase in vendor costs.

As a percent of oil and gas sales revenue, routine LOE was 31% for the three months ended June 30, 2012, compared to 23% for the three months ended June 30, 2011.  This unfavorable movement in cost in proportion to revenue reflects the effect of oil and gas prices on revenues as well as the industry-wide increase in costs.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses decreased $59,000 (26%) for the three months ended June 30, 2012, compared to the respective period ended June 30, 2011.  Consequently, workover costs in the first quarter of 2012 decreased from $8.27 per BOE in the first quarter of 2011 to $5.81 per BOE in the current quarter.

Production taxes for the three months ended June 30, 2012, increased 42% over thethree months ended June 30, 2011, primarily due to the reduction of activity in jurisdictions with lower tax rates and the upsurge in activity in jurisdictions with higher production tax rates.  The increase in production volumes also contributed to the increase in production tax expense.  As a percent of oil and gas sales revenue, production taxes rose to 9% from 6% for the respective prior year three month period.  Production taxes are primarily based on the wellhead values of production, though normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the proportion of our production between states.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) are spread over greater reported volumes, per BOE, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, the cost rose from $33.57 to $35.00, as a result of the industry-wide rise in costs.

Other Expenses.
Depletion and depreciation increased $98,000 (50%) for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The increase in expense was a result of an increase in BOE production for the quarter and the addition of capital costs for newly drilled wells into the pool of depletable property costs.

General & Administrative (“G&A”) expense increased $239,000 (54%) for the three months ended June 30, 2012, over the expense for the three months ended June 30, 2011.  This rise in costs is comprised primarily of compensation-related expenses for additional employees, contact labor and consultants, which account for $193,000 of the increase. Public company expenses and state franchise taxes were up $25,000 and $21,000, respectively, for the three month period.

The escalation in G&A costs resulted in the 47% increase in expense per BOE from $15.90 for the three months ended June 30, 2011, to $23.14 for the three months ended June 30, 2012.

Income Tax. For the three months ended June 30, 2012, we recorded income tax expense of $8,000, as compared to $246,000 for the three months ended June 30, 2011.  Our effective income tax rate was 3% for the three months ended June 30, 2012.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended June 30, 2012, as compared to the same period in 2011, was lower due primarily  to lower pre-tax income and increased capital expenditures compared to the comparable period.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes month share repurchase activity for the first quarter of the year ended March 31, 2013:

	Total Number of Shares Purchased1	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan1	Maximum Shares that May Yet be Purchased under the Plan1

April 1, 2012 - April 30, 2012	-	$-	$-	103,284
May 1, 2012 - May 31, 2012	-	$-	-	103,284
June 1, 2012 - June 30, 2012	-	$-	-	103,284
			-
Total	-

On October 22, 2008, the Company's Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 pre-split shares of its common stock for a period of up to 18 months. The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000 per-split shares. On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011. On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. During the quarter ended June 30, 2012, no shares were repurchased under the share buyback program and 103,284 shares (11,067 post-split shares) remain available for future repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

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

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.

By: /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By: /s/ Jim Poage
Jim Poage
Interim Chief Financial Officer

Date: August 10, 2012