Form 10-Q
period 2012-09-30
EARTHSTONE ENERGY INC
filed 2012-11-13
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Shares of common stock outstanding on November 13, 2012: 1,720,712

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,576,000	$6,778,000
Accounts receivable:
Oil and gas sales	2,484,000	2,389,000
Joint interest and other receivables	162,000	90,000
net of allowance of (60,000) and (60,000), respectively
Other current assets	993,000	749,000

Total current assets	6,215,000	10,006,000

Oil and gas property, full cost method:
Proved property	43,257,000	37,112,000
Unproved property	4,660,000	4,409,000
Accumulated depletion and impairment	(26,503,000)	(25,778,000)

Net oil and gas property	21,414,000	15,743,000

Support equipment and other non-current assets	460,000	457,000
net of accumulated depreciation of (385,000) and (383,000), respectively

Total non-current assets	21,874,000	16,200,000

Total assets	$28,089,000	$26,206,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,000	$824,000
Accrued liabilities	4,008,000	2,610,000

Total current liabilities	4,391,000	3,434,000

Long-term liabilities:
Deferred tax liability	2,805,000	2,731,000
Asset retirement obligation, less current portion	1,693,000	1,693,000

Total long-term liabilities	4,498,000	4,424,000

Total liabilities	8,889,000	7,858,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding
	—	—
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,802,000 and 1,788,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,204,000	23,108,000
Treasury stock, at cost, 82,000 shares	(457,000)	(457,000)
Accumulated deficit	(3,565,000)	(4,321,000)

Total shareholders’ equity	19,200,000	18,348,000

Total liabilities and shareholders’ equity	$28,089,000	$26,206,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	$2,700,000	$2,505,000	$4,920,000	$4,985,000
Well service and water disposal revenue	109,000	40,000	236,000	85,000

Total revenues	2,809,000	2,545,000	5,156,000	5,070,000

Expenses:
Oil and gas production	823,000	826,000	1,657,000	1,621,000
Production tax	262,000	200,000	458,000	338,000
Well service and water disposal	19,000	-	42,000	6,000
Depletion and depreciation	461,000	229,000	755,000	425,000
Accretion of asset retirement obligation	44,000	41,000	87,000	82,000
General and administrative	627,000	507,000	1,308,000	949,000

Total expenses	2,236,000	1,803,000	4,307,000	3,421,000

Income from operations	573,000	742,000	849,000	1,649,000

Other income (expense):
Interest and other income	6,000	60,000	8,000	67,000
Interest and other expenses	(1,000)	-	(1,000)	(3,000)

Total other income	5,000	60,000	7,000	64,000

Income before income tax	578,000	802,000	856,000	1,713,000

Current income tax expense	14,000	32,000	26,000	95,000
Deferred income tax expense	78,000	42,000	74,000	225,000

Total income tax expense	92,000	74,000	100,000	320,000

Net income	$486,000	$728,000	$756,000	$1,393,000

Per share amounts:
Basic	$0.28	$0.43	$0.44	$0.81
Diluted	$0.28	$0.43	$0.44	$0.81

Weighted average common shares outstanding:
Basic	1,720,712	1,710,804	1,720,712	1,711,768
Diluted	1,720,712	1,710,804	1,720,712	1,711,768

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$756,000	$1,393,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and depreciation	755,000	425,000
Deferred income tax expense	74,000	225,000
Accretion of asset retirement obligation	87,000	82,000
Share-based compensation	96,000	44,000
Change in:
Accounts receivable, net	(167,000)	201,000
Other current assets	(350,000)	30,000
Accounts payable, accrued and other liabilities	(733,000)	(205,000)

Net cash provided by operating activities	518,000	2,195,000

Cash flows from investing activities:
Oil and gas property	(4,683,000)	(2,975,000)
Purchases of support equipment and other non-current assets	(37,000)	(50,000)

Net cash (used in) investing activities	(4,720,000)	(3,025,000)

Cash flows from financing activities:
Purchase of treasury shares	-	(84,000)

Net cash (used in) financing activities	-	(84,000)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(4,202,000)	(914,000)
Cash and cash equivalents, beginning of year	6,778,000	4,051,000

Cash and cash equivalents, end of period	$2,576,000	$3,137,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$-
Cash paid for income tax	$341,000	$1,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$35,000	$23,000
Accrued capital expenditures	$1,572,000	$719,000
Prepaid capital expenditures transferred to oil and gas property	$106,000	$56,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2012

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

Further, the results of operations for the three months and six months covered by this report, are not necessarily indicative of the operating results that may be expected for the year.

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

Recent Accounting Pronouncements.In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. The Company is required to implement this guidance effective for the first quarter of fiscal 2014 and does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

2. Other Assets

	09/30/12	03/31/12
	(Unaudited)
Drilling and completion cost prepayments	$428,000	$230,000
Lease and well equipment inventory	323,000	412,000
Prepaid insurance premiums	40,000	73,000
Prepaid income tax	146,000	-
Other current assets	56,000	34,000

Total other current assets	$993,000	$749,000

3. Accrued Liabilities

	09/30/12	03/31/12
	(Unaudited)
Accrued operations payable	$2,953,000	$1,472,000
Accrued compensation	430,000	445,000
Accrued income tax payable and other	230,000	393,000
Revenue and production taxes payable	141,000	167,000
Short term asset retirement obligation	254,000	133,000

Total accrued liabilities	$4,008,000	$2,610,000

4. Oil and Gas Properties

	09/30/12	03/31/12
	(Unaudited)
Proved properties	$43,257,000	$37,112,000
Unproved properties	4,660,000	4,409,000
Less Accumulated depletion and impairment	(26,503,000)	(25,778,000)

Net oil and gas property	$21,414,000	$15,743,000

The company recorded $6,145,000 as proved property costs primarily related to tangible completion costs incurred in North Dakota.

The company recorded $251,000 as unproved property costs primarily related to intangible and tangible drilling costs in North Dakota.

5. Income Tax

The provision for income tax is comprised of:	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$12,000	$29,000	$23,000	$85,000
State	2,000	3,000	3,000	10,000
Total current income tax	14,000	32,000	26,000	95,000

Deferred:
Federal	73,000	40,000	69,000	210,000
State	5,000	2,000	5,000	15,000
Total deferred income tax	78,000	42,000	74,000	225,000

Income tax expense	$92,000	$74,000	$100,000	$320,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months and six months ended is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$197,000	$273,000	$291,000	$583,000
State taxes, net of federal benefit	7,000	11,000	7,000	28,000
Excess percentage depletion	(114,000)	(125,000)	(207,000)	(208,000)
Other adjustments, net	2,000	(85,000)	9,000	(83,000)

Income tax expense	$92,000	$74,000	$100,000	$320,000
Effective rate expressed as a percentage
of income before income tax	15.9%	9.2%	11.7%	18.7%

The overall effective tax rate expressed as a percentage of book income before income tax for the current three month period, as compared to the same period in the prior year, was higher due to nonrecurring adjustments recorded in the three months ended September 30, 2011. These adjustments were not necessary during the three months ended September 30, 2012.

Net deferred tax assets and liabilities were comprised of:	September 30,	March 31,
	2012	2012
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$1,409,000	$1,232,000
Asset retirement obligation	714,000	669,000
Other accruals	95,000	88,000
Allowance for doubtful accounts	22,000	22,000

Gross deferred tax assets	2,240,000	2,011,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(5,045,000)	(4,742,000)

Gross deferred tax liabilities	(5,045,000)	(4,742,000)

Deferred tax liabilities, net	$(2,805,000)	$(2,731,000)

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

We have received numerous inquiries regarding the possibility of funding our efforts through equity contributions or debt instruments.  Given strong cash flows, we have thus far declined these overtures.  Our primary concern in this area is the dilution of our existing shareholders.  However, going forward, given that one of the key components of our growth strategy is to expand our oil and natural gas reserve base through drilling and/or acquisitions, if we were presented with a significant opportunity and available cash and bank debt financing were insufficient, it is possible we would consider alternative forms of additional financing.

Hedging.  During the three months ended September 30, 2012 and 2011, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At September 30, 2012, we had a working capital surplus of $1,824,000 (a current ratio of 1.42:1) compared to a working capital surplus at March 31, 2012 of $6,572,000 (a current ratio of 2.91:1).  The decrease in current ratio is primarily a result of the use of cash for the acquisition, development and exploration of oil and gas properties.

Cash Flow. Cash provided by operating activities was $518,000 for the six months ended September 30, 2012, compared to $2,195,000 for the six months ended September 30, 2011.  Changes in operating cash relate primarily to the decline in net income adjusted for non-cash expenses for the six months ended September 30, 2012 compared to the same period ended September 30, 2011.  The fluctuation in deferred income tax expense, the timing and payment of accounts payable and accrued liabilities, especially pertaining to capital expenditure outlays, in addition to the timing and collection of accounts receivable and the application of prepaid balances were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities increased for the six months ended September 30, 2012, to $4,720,000, from $3,025,000 for the six months ended September 30, 2011.  This was the result of an increase in the number of wells drilled and completed during the current period compared to the same period in the prior year, in addition to spending on the acquisitions of oil and gas property, as explained in “Capital Expenditures” below.

Net cash used for financing activities was $0 for the six months ended September 30, 2012 and $84,000 for the six months ended September 30, 2011 for the purchase of treasury shares.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the six months ended September 30, 2012, we spent $6,396,000 on various projects.  This compares to $3,516,000 for the six months ended September 30, 2011.  During the six months ended September 30, 2012, capital expenditures were comprised of the drilling and completion of six wells (approximately 0.17 net) producing as of period end (7%), the drilling of thirty-seven wells (approximately 1.27 net) to be completed as of calendar year end (87%), and leasehold expenditures (2%).  The remaining  costs (4%) were primarily related to recompleting existing wells.  The majority (89%) of capital expenditures were spent in the Williston basin.  These projects were funded entirely with internally generated cash flow and cash on hand.

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

Divestitures/Abandonments

We neither sold nor plugged any wells during the six months ended September 30, 2012.

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

Reserves

During the six months ended September 30, 2012, proved reserves in barrels of oil equivalent (“BOE”) increased 22% from March 31, 2012, from 1,335,000 to 1,625,000 at September 30, 2012.  The reserve balance reflects the favorable impact of newly developed reserves offset by the natural decline curve for existing wells.

Other Commitments

We do not have any other commitments beyond our office lease and software maintenance contracts.  See further detail contained in the notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following provides selected financial information and averages for the three and six months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue
Oil	$2,546,000	$2,185,000	$4,674,000	$4,372,000
Gas	154,000	320,000	246,000	613,000
Total revenue 1	2,700,000	2,505,000	4,920,000	4,985,000

Total production expense 2	1,085,000	1,026,000	2,115,000	1,959,000

Gross profit	$1,615,000	$1,479,000	$2,805,000	$3,026,000

Depletion expense	$446,000	$217,000	$725,000	$402,000

Sales volume
Oil (Bbls)	31,169	25,056	58,168	47,618
Gas (Mcfs) 3	30,818	46,259	45,384	77,662

Average sales price 4
Oil (per Bbl)	$81.68	$87.20	$80.35	$91.81
Gas (per Mcf)	$5.00	$6.92	$5.42	$7.89

Average per BOE 5
Production expense 3, 4	$29.89	$31.31	$32.18	$32.35
Gross profit 4	$44.48	$45.14	$42.67	$49.97
Depletion expense 4	$12.28	$6.62	$11.03	$6.64

1
Amount does not include water service and disposal revenue.  For the three and six months ended September 30, 2011, this revenue amount is net of $109,000 and $236,000, respectively, in well service and water disposal revenue, which would otherwise total $2,809,000 and $5,156,000, respectively, in revenue, compared to $40,000 and $85,000 in the respective periods ended September 30, 2011, to total $2,545,000 and $5,070,000 for the comparable three and six month periods ended September 30, 2011.

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

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Overview.  Net income for the three months ended September 30, 2012, was $486,000 compared to net income of $728,000 for the three months ended September 30, 2011.  The decrease in net income resulted from the decline in oil prices coupled with a decrease in gas sales revenue as described in “Revenues” and “Volumes and Prices” below and an increase in expenses for the current three month period.

Revenues.  Oil sales revenue increased 17% for the three months ended September 30, 2012, from $2,185,000 for the three months ended September 30, 2011 compared to $2,546,000 for the current period, due to the increase in reported production, partially offset by a lower realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue decreased $166,000 (52%) for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, as a result of having divested the Company’s working and/or override interests in 38 gas wells in Weld County, Colorado in January of this year.

Volumes and Prices.  Oil sales volumes rose by 24% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The average price per barrel declined by 6% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The rise in oil sales volumes for the three months ended September 30, 2012 was the result of a significant contribution from 19 new producing oil wells (approximately 0.67 net) in North Dakota since the comparable period in the prior year.

The divestiture of the Company’s working and/or override interests in 38 wells in Weld County, Colorado since the comparable prior year period ended September 30, 2011, resulted in the decline in our reported natural gas production.  As of September 30, 2012, we hold interests in 3 gas wells.  The 28% drop in average price per Mcf for the three months ended September 30, 2012, compared to the respective period in the prior year had only a minor impact relative to the divestiture of the aforementioned properties.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended September 30,
	2012	2011

Lease operating costs	$591,000	$551,000
Workover costs	216,000	161,000
Production taxes	262,000	200,000
Transportation and other costs	16,000	114,000

Total production expense	$1,085,000	$1,026,000

Oil and gas production expense increased $59,000 (6%) for the three months ended September 30, 2012, over the expenses for the three months ended September 30, 2011, primarily due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $16.72 for the three months ended September 30, 2012, compared to $20.30 for the three months ended September 30, 2011, due primarily to the reduction in transportation costs associated with the gas properties which were divested in January of 2012.

As a percent of oil and gas sales revenue, routine LOE was 22% for the three months ended September 30, 2012, compared to 27% for the three months ended September 30, 2011.  This favorable movement in cost in proportion to revenue was primarily due to the reduction in transportation costs associated with the gas properties which were divested in January of 2012.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses increased $55,000 (34%) for the three months ended September 30, 2012, compared to the respective period ended September 30, 2011.  Consequently, workover costs in the second quarter of fiscal year 2013 increased from $4.91 per BOE in the second quarter of fiscal 2012 to $5.95 per BOE in the current quarter.

Production taxes for the three months ended September 30, 2012, increased 31% over the three months ended September 30, 2011, primarily due to a reduction in production in jurisdictions with lower tax rates (Colorado and Texas) and the upsurge in production in jurisdictions with higher production tax rates (North Dakota).  The increase in production volumes also contributed to the increase in production tax expense.  As a percent of oil and gas sales revenue, production taxes rose to 10% from 8% for the respective prior year three month period.  Production taxes are primarily based on the wellhead values of production, though normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the proportion of our production between states.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased slightly during the current quarter, those costs are spread over greater reported volumes, per BOE, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, causing the costs per BOE to decline from $31.31 to $29.89.

Other Expenses.
Depletion and depreciation increased $232,000 (101%) for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The increase in expense was a result of an increase in BOE production for the quarter and the addition of capital costs for newly drilled wells transferred into the pool of depletable property costs.

General & Administrative (“G&A”) expense increased $120,000 (24%) for the three months ended September 30, 2012, over the expense for the three months ended September 30, 2011.  This rise in costs is comprised primarily of compensation-related expenses for additional employees, contract labor and consultants, which account for $100,000 of the increase.  State franchise taxes increased $20,000 for the three month period.

The escalation in G&A costs resulted in a 12% increase in expense per BOE from $15.47 for the three months ended September 30, 2011, to $17.27 for the three months ended September 30, 2012.

Income Tax.  For the three months ended September 30, 2012, we recorded income tax expense of $92,000, as compared to $74,000 for the three months ended September 30, 2011.  Our effective income tax rate was 15.9% for the three months ended September 30, 2012.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended September 30, 2012, as compared to the same period in 2011, was higher due to nonrecurring adjustments in the three months ended September 30, 2011.  These adjustments were not necessary during the three months ended September 30, 2012.

Six months ended September 30, 2012 compared to six  months ended September 30, 2011

Overview.  Net income for the six months ended September 30, 2012, was $756,000 compared to net income of $1,393,000 for the six months ended September 30, 2011.  The decrease in net income resulted from the decline in oil prices coupled with a decrease in gas sales revenue as described in “Revenues” and “Volumes and Prices” below and an increase in expenses for the three month period.

Revenues.  Oil sales revenue increased 7% for the six months ended September 30, 2012, from $4,372,000 for the six months ended September 30, 2011 to $4,674,000 for the current period, due to an increase in production volumes, partially offset by a lower realized price per barrel offset by the increase in reported production as described in “Volumes and Prices” below.

Gas sales revenue decreased $367,000 (60%) for the six months ended September 30, 2012, compared to the six months ended September 30, 2011, as a result of having divested the Company’s working and/or override interests in 38 gas wells in Weld County, Colorado in January of 2012.

Volumes and Prices.  Oil sales volumes rose by 22% for the six months ended September 30, 2012, compared to the six months ended September 30, 2011.  The average price per barrel declined by 13% for the six months ended September 30, 2012, compared to the six months ended September 30, 2011.  The rise in oil sales volumes for the six months ended September 30, 2012 was the result of a significant contribution from 19 new producing oil wells (approximately 0.67 net) in North Dakota since the comparable period in the prior year.

The divestiture of the Company’s working and/or override interests in 38 wells in Weld County, Colorado since the comparable prior year period ended September 30, 2011, resulted in the decline in our reported natural gas production.  As of September 30, 2012, we hold interests in 3 gas wells.  The 31% drop in average price per Mcf for the six months ended September 30, 2012, compared to the respective period in the prior year had only a minor impact relative to the divestiture of the aforementioned properties.

Production Expense.  Production expense is comprised of the following items:

	Six Months Ended September 30,
	2012	2011

Lease operating costs	$1,249,000	$1,077,000
Workover costs	387,000	361,000
Production taxes	458,000	338,000
Transportation and other costs	21,000	183,000

Total production expense	$2,115,000	$1,959,000

Oil and gas production expense increased $156,000 (8%) for the six months ended September 30, 2012, over the expenses for the six months ended September 30, 2011, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $19.32 for the six months ended September 30, 2012, compared to $20.81 for the six months ended September 30, 2011.  Increases in lease operating costs were partially offset by reductions in transportation costs and total production expense in the six months ended September 30, 2012 and was allocated over a larger production volume than in the six months ended September 30, 2011.

As a percent of oil and gas sales revenue, routine LOE was 26% for the six months ended September 30, 2012 and 25% for the six months ended September 30, 2011.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses increased $26,000 (7%) for the six months ended September 30, 2012, compared to the respective period ended September 30, 2011.  While workover costs increased, the costs were spread over increased production volumes resulting in a decrease in workover costs per BOE in the six months ended September 30, 2012 to $5.89 from $5.96 per BOE in the six months ended September 30, 2011.

Production taxes for the six months ended September 30, 2012, increased 36% over the six months ended September 30, 2011, primarily due to a reduction in production in jurisdictions with lower tax rates (Colorado and Texas) and the upsurge in production in jurisdictions with higher production tax rates (North Dakota).  The increase in production volumes also contributed to the increase in production tax expense.  As a percent of oil and gas sales revenue, production taxes rose to 9% from 7% for the respective prior year six month period.  Production taxes are primarily based on the wellhead values of production, though normal fluctuations occur in the percentage between periods based upon the timing of approval of incentive tax credits in Texas, changes in tax rates, and changes in the proportion of our production between states.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased slightly during the current period, those costs are spread over greater reported volumes per BOE, for the six months ended September 30, 2012, compared to the six months ended September 30, 2011, causing the cost per BOE to decline from $32.35 to $32.18.

Other Expenses.
Depletion and depreciation increased $330,000 (78%) for the six months ended September 30, 2012, compared to the six months ended September 30, 2011.  The increase in expense was a result of an increase in BOE production for the quarter and the addition of capital costs for newly drilled wells into the pool of depletable property costs.

General & Administrative (“G&A”) expense increased $359,000 (38%) for the six months ended September 30, 2012, over the expense for the six months ended September 30, 2011.  This rise in costs is comprised primarily of compensation-related expenses for additional employees, contact labor and consultants, which account for $291,000 of the increase.  Public company expenses and state franchise taxes were up $15,000 and $40,000, respectively, for the six month period.

The escalation in G&A costs resulted in the 27% increase in expense per BOE from $15.67 for the six months ended September 30, 2011, to $19.90 for the six months ended September 30, 2012.

Income Tax.  For the six months ended September 30, 2012, we recorded income tax expense of $100,000, as compared to $320,000 for the six months ended September 30, 2011.  Our effective income tax rate was 12.1% for the six months ended September 30, 2012.  The overall effective tax rate expressed as a percentage of book income before income tax for the six months ended September 30, 2012, as compared to the same period in 2011, was lower due primarily to lower pre-tax income and increased capital expenditures compared to the comparable period.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the second quarter of the year ending March 31, 2013:

	Total Number of Shares Purchased¹	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Shares that May Yet be Purchased under the Plan¹
July 1, 2012 – July 31, 2012	—	$—	—	103,284
August 1, 2012 – August 31, 2012	—	$—	—	103,284
September 1, 2012 – September 30, 2012	—	$—	—	103,284
Total	—		—

1
On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 pre-split shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000 pre-split shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22,  2013. During the quarter ended September 30, 2012, no shares were repurchased under the share buyback program and 103,284 shares (11,067 post-split shares) remain available for future repurchase.

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

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.

Date: November 13, 2012	By:	/s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

	By:	/s/ Jim Poage
Jim Poage
Interim Chief Financial Officer