Form 10-K
period 2013-03-31
EARTHSTONE ENERGY INC
filed 2013-06-14
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 2320 Denver, Colorado	80202-3619
(Address of principal executive office)	(Zip Code)

(303) 296-3076
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year: $11,378,000

The aggregate market value of registrant’s common stock held by non-affiliates was approximately $18,882,156 as of the registrant’s most recently completed second fiscal quarter.

As of June 13, 2013, 1,732,250 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after March 31, 2013.

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
●   our ability to remain in compliance with the financial covenants related to our Credit Facility may be affected by events beyond our control, including market prices for our oil and gas. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Credit Facility;
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

“Disposal well” – A well-used for the disposal of water resulting from the production of oil and gas. Oil and gas reservoirs are usually found in porous rocks, which also contain saltwater. This saltwater, which accompanies the oil and gas to the surface, is disposed over time through injection into underground porous rock formations not productive of oil or gas.

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

“Injector well” – A well-used for the injection of water, gas, steam or CO2 into an oil-or gas producing reservoir/unit in order to maintain reservoir pressure, heat the oil or lower its viscosity, in order to increase oil and /or gas recovery and to safely dispose of the salt and/or fresh water produced with oil and natural gas.

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

Earthstone Energy, Inc.
Form 10-K
March 31, 2013

Part I

ITEM 1 DESCRIPTION OF BUSINESS

Overview

Earthstone Energy, Inc. was incorporated in Delaware in 1969 as Basic Earth Science Systems, Inc. We changed our name in 2010 to Earthstone Energy, Inc. Earthstone Energy, Inc. (“Earthstone” or “the Company” or “we” or “our” or “us”) is a growth-oriented independent oil and gas exploration and production company primarily engaged in the exploration, development and production of oil and natural gas properties. We have an established production base that generates positive cash flow from operating activities and profits. Our operating activities are concentrated in the North Dakota and Montana portions of the Williston Basin and south Texas. As of March 31, 2013, our estimated net proved oil and natural gas reserves were 2,457,000 Bbls of oil and condensate and 2,786,000 Mcfs of natural gas.

Strategy

Our primary objective is to enhance shareholder wealth by increasing our net asset value, net reserves and cash flow through acquisitions, exploration, development, exploitation, and divestiture of oil and gas properties following a balanced risk strategy.

The four key components of our growth strategy are:

●
Identification and acquisition of strategic and significant producing properties; strategic and significant in that they are either accretive to our existing production or will provide an increase to the Company’s existing production base.

●	Utilization of strategic partners with industry experience in the specific geographic areas in which we desire to expand.

●	Cost effective implementation of internally and externally generated exploration and development drilling projects.

●	Boosting cash flows from existing oil and natural gas production through a combination of cost control and the exploitation of behind-pipe potential.

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

In addition to the Williston Basin, we are pursuing a new exploration project in the Nebraska portion of the Denver-Julesburg (DJ) basin. While the Nebraska panhandle has long been a producing region with a high density of shallow wells, it has only been sparsely explored in its deeper horizons. We expect to drill two or three deep wells (6,500 feet) in this area in the next 18 months to explore the Permian and Pennsylvanian formations. If successful, our efforts in this area could expand significantly. This venture is expected to mark a new chapter for us as we move from a strategy of participating in small non-operated well interests to larger interests where Earthstone is the operator.

Last year, non-operated drilling projects comprised the majority of capital expenditures. In the coming year we expect this trend to continue despite our Nebraska project, due to the size of the Bakken exposure we now have in North Dakota. We expect to continue to emphasize the acquisition of producing properties. However, these efforts are typically not predictable and are opportunistic in nature.

Historically, we have not placed emphasis on acquiring new, large, non-producing acreage positions. In the coming year, as our existing inventory of North Dakota acreage is developed, we could see the need to shift capital expenditure dollars into undeveloped acreage in this area. In addition, as we move forward with our Nebraska exploration the need may arise to supplement our acreage position in this area.

We will be focusing on keeping our operating costs under control. However, we expect rig and vendor service costs to continue to escalate, especially in North Dakota and Montana, due to high demand. Maintaining a low overhead structure is fundamental to our cost containment. However, over the last two years we have expanded and/or restructured our staff; to increase our operational capability in preparation for Nebraska, to more closely monitor and maintain our Bakken acreage and to comply with increased regulation. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

Banks Field — McKenzie County, North Dakota. In the last year, we completed and brought onto production 17 wells in the prospect. Of these 17 wells, 12 are being operated by Brigham Exploration Company. Zenergy Inc. is the operator of 2 of the wells, 1 well is being operated by Oasis Petroleum, Inc. and 2 wells are being operated by Newfield Exploration. We, with our strategic partners, have commenced drilling of 29 wells, but as of March 31, 2013, these wells have not been completed. Of the 29 wells, per SEC criteria, 10 are considered to be Proved Developed Non-Producing and 19 are considered to be Proved Undeveloped.  Based on information available at this time, we are anticipating an additional 61 wells in this prospect.

Indian Hill Field — McKenzie County, North Dakota.  We currently have an interest in 2 horizontal Bakken wells in the Indian Hill Field. With improving hydraulic stimulation technology, a number of Bakken horizontal wells have been drilled in the area near our existing acreage.  We anticipate that this acreage will be developed in the coming year.

Elm Coulee Field — Richland County, Montana. We have an interest in four horizontal Bakken wells in the Elm Coulee Field and several, legacy, vertical wells that hold Bakken acreage. Most areas in the Elm Coulee Field contain two wells per spacing unit. Now that this field is reaching maturity, it is not unreasonable to expect select areas of this field to be developed with three wells per spacing unit. We believe it is likely that this will occur in the coming year.

Bailey, Champion & Murphy Creek Fields — Dunn County, North Dakota. Prior to the year ended March 31, 2013, we had an interest in five producing wells. During the year ended March 31, 2013, we participated with Marathon in the drilling of four additional wells, all of which were producing by year end.

Mondak Field — McKenzie County, North Dakota. We had an interest in three horizontal Bakken wells in the Mondak Field, all of which are producing wells. This acreage is currently developed for one well per spacing unit. However, we anticipate that this acreage will be developed for two wells per spacing unit in the future.

Divide County, North Dakota — Sheridan County, Montana. In the past year, several companies have drilled horizontal Bakken wells in these two counties, resulting in strong production figures. In Sheridan county, in 2012 and 2013, we acquired three producing wells in each year, along with each wells’ associated acreage. In addition, in the Rush Mountain Field of Sheridan County, we participated with Vess Oil Corporation in the drilling of a horizontal Ratcliffe well at a 10% ownership level. In the current year, we expect to participate in the drilling of an additional well on this prospect.

Permo-Penn Play, Nebraska, DJ Basin. We have acquired approximately 70 square miles of 3D seismic data and 30,000 acres of leasehold; primarily in Cheyenne County. We anticipate drilling two or three wells over the next 18 months to define our geologic concept. The deeper formations in this area are relatively unexplored; in some cases less than one deep well per township. Unlike the shallower zones, these deeper formations are typically carbonates (limestones and dolomites), similar to the formations we experience in the Williston Basin. Also similar to the Williston Basin, multiple formations are productive; with several million barrel fields. However, unlike the Williston basin, these wells are much shallower and are inexpensive by Williston standards. Our initial efforts are expected to be vertical well penetrations, in that we do not see this as a resource play. However, as we gain better knowledge of the deposits, we may incorporate horizontal drilling into our exploration efforts. We will be the Operator and has a 45% working interest in this venture.

Reserves

During the year ended March 31, 2013, our proved reserves in BOE and PV-10 increased approximately 119% and 42%, respectively (from March 31, 2012). Additional information about our reserves and the calculation of reserves may be referenced in Item 2. “Properties.”

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

Major Customers. During the year ended March 31, 2013, approximately 35% of our oil and natural gas production revenues were received from sales to six purchasers (compared to 43% to nine purchasers in the previous fiscal year). The remaining 65% of our revenue was received from non-operated properties where we have no direct contact with the purchaser. On these properties our portion of the product is marketed on our behalf by the 26 different companies who operate these wells. These 26 companies may, unbeknownst to us, market to one or more of the same purchasers to whom we sell directly. Therefore, we are unable to ascertain the total extent of combined purchaser concentration. To the extent of our knowledge, in the event of the bankruptcy of any one of these purchasers, or purchasers on non-operated properties, it has been estimated that the reduction in annual revenue would be less than 10%. It is not expected that the loss of any one of these purchasers would cause a material adverse impact on the Company’s results from operations, as alternative markets for oil and natural gas production are readily available.

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

Employees

As of March 31, 2013, we had fourteen full-time, three part-time employees and six part-time contractors. Five of these employees are primarily field laborers and are located at our subsidiary’s (Basic Petroleum Services, Inc.) field office in Bruni, Texas, forty-five miles southeast of Laredo, Texas. In addition, in other areas, we have six contract field workers on a part-time retainer basis. We believe our employee and contractor relations are good.

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

While the Company engages in hydraulic fracturing activities, this method of stimulating oil and gas production has been in use since the 1940s, and is a common and proven technology used in exploration and production by the oil and gas industry in all oil and gas producing states without any known or significant risks to the environment. In this regard, it should be noted that the Environmental Protection Agency amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection.” Furthermore, each state has comprehensive laws and regulations to provide for safe well construction practices and operations to ensure the protection of drinking water sources. To our knowledge, the Company is, and remains, in compliance with all Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. With regards to the magnitude of our use of hydraulic fracturing of oil & gas wells, the Company holds a minority interest in a number of wells that are under the management and control of far larger companies who apply various stimulation strategies. The Company’s ownership varies on these new drilling projects from 0.1% to 10% interest depending on the specific well. With these small interests, in the unlikely event that a containment failure were to occur on a single well, it is not likely that the event would have a material financial or operational impact on the Company.

Potential environmental effects may also arise from the use of disposal and injector wells. We hold a working interest in seven disposal and seven injector wells, nine of which we operate, the remaining of which are owned and operated by third parties whose disposal practices are outside of our control.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 DESCRIPTION OF PROPERTY

Producing Properties: Location and Impact

As of March 31, 2013, we owned a working interest in 138 gross producing oil wells, 3 gross producing gas wells, 7 disposal wells and 7 injector wells in six states: North Dakota, Montana, Texas, Louisiana, Colorado and Wyoming.

Productive Wells

	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas

North Dakota	74	2	9.05	0.04
Montana	29	—	10.21	—
Texas	32	—	26.34	—
Louisiana	2	—	0.11	—
Colorado	—	1	—	0.05
Wyoming	1	—	0.47	—

Total	138	3	46.18	0.09

Production

Specific production data relative to our oil and natural gas producing properties can be found in the Selected Financial Information table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reserves

As of March 31, 2013, our estimated proved oil and natural gas reserves in barrels of oil equivalent (“BOE”) was 2,921,000, a 119% increase from the prior year end’s estimated proved oil and natural gas reserves of 1,335,000 BOE. This increase primarily reflects the addition of new wells.

Geographically, our reported reserves are located in two primary areas: the Williston basin in North Dakota and Montana and onshore south Texas. While we hold interests in producing wells outside of these two primary locations, we are not reporting reserves for such properties due to their insignificance. The following table summarizes the estimated proved developed oil and natural gas reserves for these two areas as of March 31, 2013:

Estimated Proved Developed Oil and Gas Reserves by Area

	Net Oil	Net Gas
	(Bbls)	(Mcf)	BOE	%

Williston Basin	859,000	997,000	1,025,000	71.6%

South Texas/Onshore Gulf Coast	406,000	—	406,000	28.4%

Total	1,265,000	997,000	1,431,000	100.0%

Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance. All of our reported oil and natural gas reserves have been estimated as of March 31, 2013 and 2012, by the Ryder Scott Company (“Ryder Scott”) of Houston, Texas. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. Ryder Scott is employee owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. Ryder Scott has over eighty engineers and geoscientists on their permanent staff. The office of Ryder Scott that prepared our reserves estimates is registered in the state of Texas (License #F-1580). Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells. Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas. This information was reviewed by Ray Singleton, our President and Chief Executive Officer, to ensure accuracy and completeness of the data prior to and after submission to Ryder Scott. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. In his capacity as an engineer, Mr. Singleton prepared reserve and economic estimates during his employment with both Amoco Production Company and Champlin Petroleum. Mr. Singleton continued providing economic evaluations for approximately 40 different clients through his engineering consulting firm, Singleton & Associates, from 1982 to 1988, and thereafter for Earthstone Energy, Inc. since his employment in 1988. In addition, Mr. Singleton is currently a member of the Society of Petroleum Engineers. The report of Ryder Scott dated April 25, 2013, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.3 to this report.

Technologies Used in Preparation of Proved Reserves Estimates

All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods used are limited to decline curve analysis which utilized extrapolations of historical production and pressure data available through March 31, 2013. The data used in this analysis was obtained from public data sources and was considered sufficient for calculating producing reserves. The proved undeveloped reserves were estimated by the analogy method. The analogy method uses pertinent well data obtained from public data sources that were available through March 31, 2013.

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

The following table sets forth certain information regarding estimates of our oil and gas reserves as of March 31, 2013. All of our reserves are located in the United States.

Estimated Proved Developed and Undeveloped Oil and Gas Reserves

	Proved Developed
	Producing	Non-Producing	Proved Undeveloped	Total Proved

Net Remaining Reserves
Oil/Condensate - Bbls	1,265,000	123,000	1,069,000	2,457,000
Plant Products - Bbls	―	―	―	―
Gas – Mcf	997,000	185,000	1,604,000	2,786,000

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

Oil and Gas Production and Sales Prices

Refer to Selected Financial Information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” wherein we present our net oil and gas production, the average sales price, and the average cost of production per BOE, for the years ended March 31, 2013 and 2012.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the years ended March 31, 2013, 2012 and 2011, respectively:

Exploratory and Developmental Wells Drilled

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Oil	―	―	―	―	―	―
Gas	―	―	―	―	―	―
Dry holes	―	―	―	―	―	―

Total	―	―	―	―	―	―

Development
Productive
Oil	20	0.508	18	0.74	20	5.11
Gas	―	―	―	―	2	0.17
Dry holes	―	―	―	―	―	―

Total	20	0.508	18	0.74	22	5.28

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

Gross and Net Acreage

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Louisiana	687	51	—	—
Montana	8,491	3,331	12,765	3,775
Nebraska	—	—	31,308	12,237
North Dakota	25,733	3,202	5,251	611
Texas	3,080	2,486	—	—
Utah	—	—	42,736	441
Wyoming	1,555	329	40	1

Total	39,546	9,399	92,100	17,065

Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil.

Field Service Equipment

As of March 31, 2013, our sole active subsidiary, Basic Petroleum Services, Inc. located in Bruni, Texas, owned a house/field office, a shallow pulling rig, a backhoe, a large winch truck, a skid-mounted cementing unit, four pickup trucks and various ancillary service vehicles. None of the vehicles are encumbered.

Office Lease

We currently lease approximately 7,000 square feet of office space in downtown Denver, Colorado from an independent third party for approximately $9,880 per month plus maintenance fees. The lease term ends on April 30, 2016. For additional information see Note 7 to the consolidated financial statements.

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

The closing bid price on NYSE MKT of our common stock on June 12, 2013, was $13.54.

The following table sets forth the range of high and low bid quotations of our common stock for each of the periods indicated below as reported by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended March 31,
	2013		2012
	High	Low	High		Low

First Quarter¹	$22.75	$15.54	$	N/A	$	N/A
Second Quarter¹	16.25	13.44		N/A		N/A
Third Quarter¹	18.11	14.74		15.72		15.21
Fourth Quarter¹	18.50	15.74		26.70		15.47
_____________________
¹	Our common stock commenced trading on NYSE MKT (Amex) on December 20, 2011.

The following table sets forth the range of high and low bid quotations of our common stock for each of the periods indicated below as reported by the NYSE Amex. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended
	March 31, 2012
	High	Low

First Quarter¹	$21.25	$12.30
Second Quarter¹	15.60	10.60
Third Quarter¹	16.60	10.77
Fourth Quarter²	N/A	N/A
__________________
¹	Our common stock commenced trading on NASDAQ on January 26, 2011.
²	Our common stock commenced trading on NYSE MKT (then Amex) on December 20, 2011. See table above.

As of June 13, 2013, we had approximately 1,945 shareholders of record. We have never paid a cash dividend on our common stock. Any future dividend on common stock will be at the discretion of the Board of Directors and will be dependent upon the Company’s earnings and financial condition, receipt of our lender’s consent and other factors. Our Board of Directors presently has no plans to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

Securities Authorized For Issuance under Equity Compensation Plans

The following table contains information with respect to our Director Compensation Plan and Equity Incentive Compensation Plan as of March 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders¹	―	N/A	141,259
Equity compensation plans not approved by security holders²	―	N/A	10,186

Total	―	N/A	151,445
___________________
¹	Equity Incentive Compensation Plan
²	Director Compensation Plan

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

The Equity Plan allows up to 150,000 shares of the Company’s common stock to be issued to personnel under the Plan. During the year ended March 31, 2013, 9,027 shares were granted. Subsequent to the grants, 286 shares were forfeited. No shares were granted during the year ended March 31, 2012. Subsequent to March 31, 2013, 5,013 shares have been granted. Accordingly, as of June 13, 2013, 136,246 shares of common stock remain available for issuance under the Equity Plan.

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

The Director Plan allows up to 50,728 shares of the Company’s common stock to be issued, subject to certain restrictions and vesting, of which 4,929 shares were granted during the year, ended March 31, 2013, for a total of 40,542 shares that have been granted as of March 31, 2013. As of the year ended March 31, 2013, 10,186 shares of common stock remain available for issuance under the Plan.

Grants of shares of restricted stock vest one-third each year over three years. In accordance with the terms of the Plan, if a Director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company. The aggregate number of restricted stock awards outstanding and subject to vesting at March 31, 2013, for each non-employee director was as follows: Robertson – 4,342 shares; Rodgers – 4,342; and Calerich – 3,071.

In addition, on April 1, 2013, each of the three non-employee directors was granted 2,175 shares of restricted stock on April 1, 2013, subject to vesting and forfeiture, resulting in 3,661 shares of common stock remaining available for issuance under the Plan as of June 13, 2013. All restricted shares are considered issued and outstanding shares of the Company’s common stock at the grant date and have the same dividend and voting rights as other common stock.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the fourth quarter of the year ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Shares that May Yet be Purchased under the Plan
January 1, 2013 - January 31, 2013	—	$—	—	103,284
February 1, 2013 - February 28, 2013	—	$—	—	103,284
March 1, 2013 - March 31, 2013	—	$—	—	103,284

Total	—		—

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

Liquidity and Capital Resources

Liquidity Outlook. Our primary source of funding is the net cash flow from the sale of our oil and natural gas production. The profitability and cash flow generated by our operations in any particular accounting period will be directly related to: (a) the volume of oil and gas produced and sold, (b) the average realized prices for oil and gas sold, and (c) lifting costs. Critical to meeting our working capital requirements are the funds available from our credit facility. Our initial borrowing base under the $25 million credit facility was set at $6,000,000. Redetermination of the borrowing base is available to us on a semi-annual basis and/or we may elect a special redetermination interim to these scheduled redeterminations. We anticipate as new production comes online, that we will be able to adjust upwards the borrowing base under our credit facility and thus increase our debt as may be needed. At the current price of oil, we believe the cash generated from operations, along with existing cash balances and available borrowings from our credit facility, should enable us to meet our existing and normal recurring obligations and potential development opportunities during the next year and beyond.

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

Hedging. During the years ended March 31, 2013 and 2012, we did not participate in any hedging activities, nor did we have any open futures or option contracts. Additional information concerning our hedging activities appears in Note 1 to the consolidated financial statements.

Working Capital. As of March 31, 2013, we had a working capital surplus of $775,000 (a current ratio of 1.14:1) compared to a working capital surplus as of March 31, 2012 of $6,572,000 (a current ratio of 2.91:1). The decrease in current ratio is primarily a result of the use of cash for the acquisition, development and exploration of oil and gas properties.

Cash Flow. Cash provided by operating activities decreased from $5,278,000 for the year ended March 31, 2012 to $3,867,000 for the year ended March 31, 2013. This change related primarily to the timing and collection of accounts receivable and the timing and payment of accounts payable and accrued liabilities.

Overall, net cash used in investing activities increased from the previous year from $2,467,000 for the year ended March 31, 2012 to $12,417,000 for the year ended March 31, 2013. During the year ended March 31, 2013, $12,243,000 was expended on the acquisition of producing properties, new horizontal Bakken wells in the Williston basin and on additional acreage, as compared to $7,687,000 during the year ended March 31, 2012. Investing activities in the year ended March 31, 2012 were offset by receipt of $5,404,000 from the sale of its Colorado properties.

Net cash provided by financing activities for the year ended March 31, 2013 was $3,952,000 due to borrowings on the Company’s credit facility, offset by certain fees and costs for that borrowing. Net cash used in financing activities for the year ended March 31, 2012 was $84,000, utilized entirely for treasury share acquisition. The Company’s share buyback program was adopted in October 2008 and will terminate in October 2013, if not extended before then.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the year ended March 31, 2013, we spent $13,900,000 on various projects. This compares to $8,757,000 for the year ended March 31, 2012. During the year ended March 31, 2013, capital expenditures were comprised of drilling and completions of wells producing as of year-end (57%), drilling of wells to be completed as of calendar year end (39%), and leaseholds (4%). The majority (97%) of capital expenditures occurred in the Williston basin. The remainder was spent in other areas on property improvements and leasehold acreage.

As of March 31, 2013, we have AFEs totaling $6,500,000 for our share in completion costs of new wells in which we share a working interest. At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities. We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

We are continually evaluating drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of evaluation. Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken. We caution that the absence of news and/or press releases should not be interpreted as a lack of development or activity

Divestitures/Abandonments

On January 31, 2012, we completed the divestiture and sale of the Company’s working and/or override interests in 38 wells in Weld County, Colorado to an unrelated third party for $5,900,000. After customary adjustments and expenses, the net proceeds from the transaction were $5,400,000. The adjusted purchase price was impacted by commissions, sales costs and post effective date revenue and expense modifications to the purchase price. The wells were considered non-core properties for the Company, given the Company’s focus on other areas, primarily the Williston Basin.

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

Other Commitments

Other than the aforementioned outstanding AFEs, we do not have any other commitments beyond our office lease and software maintenance contracts. See Note 7 to the consolidated financial statements.

Results of Operations

Selected Financial Information

The following provides selected financial information and averages for the years ended March 31, 2013 and 2012. Certain prior year amounts may have been reclassified to conform to the current presentation.

	Year Ended March 31,
	2013	2012

Revenue
Oil	$10,283,000	$10,401,000
Gas	699,000	1,155,000
Total revenue2	10,982,000	11,556,000

Total production expense3	4,424,000	4,480,000

Gross profit	$6,558,000	$7,076,000

Depletion expense	$1,951,000	$1,065,000

Sales volume
Oil (Bbls)	122,655	114,960
Gas (Mcf) 1	107,076	160,409

Average sales price4
Oil (per Bbl)	$83.84	$90.47
Gas (per Mcf)	$6.53	$7.20

Average per BOE
Production expense3,4	$31.49	$31.62
Gross profit4	$46.68	$49.94
Depletion expense4	$13.89	$7.52
__________________
1
Due to the timing and accuracy of sales information received from a third party operator as described in “Volumes and Prices” below, sales volume amounts may not be indicative of actual production or future performance.

2
Amount does not include water service and disposal revenue. For the year ended March 31, 2013, this revenue amount is net of $396,000 in well service and water disposal revenue, which would otherwise total $11,378,000 in revenue for the year ended March 31, 2013, compared to $156,000 to total $11,712,000 for the year ended March 31, 2012.

3	Overall lifting cost (oil and gas production expenses and production taxes)

4	Averages calculated based upon non-rounded figures

The Year Ended March 31, 2013 Compared with the Year Ended March 31, 2012

Overview. Net income for the year ended March 31, 2013, was $1,780,000 compared to $3,279,000 for the year ended March 31, 2012. Nominal decreases in sales volumes, coupled with decreases in the sales price per barrel of oil equivalent (“BOE”), fairly constant production costs and increases in general and administrative (“G&A”) expense, resulted in the decrease in net income.

Revenues. Oil and natural gas sales revenue decreased $574,000 (5%) from $11,556,000 for the year ended March 31, 2012 to $10,982,000 for the year ended March 31, 2013, due to an overall 4% lower realized price per BOE and a 1% overall decrease in sales volumes.

Volumes and Prices. On an equivalent barrel basis, sales were 141,000 BOE for the year ended March 31, 2013 compared to 142,000 BOE for the year ended March 31, 2012.

Oil sales volumes increased 7% from 114,960 barrels for the year ended March 31, 2012 to 122,655 barrels for the year ended March 31, 2013, while the average price per barrel decreased 7% from $90.47 for the year ended March 31, 2012 to $83.84 for the year ended March 31, 2013. The rise in oil volumes resulted from production from newly producing wells offset, partially, by declines in existing wells.

Natural gas sales volumes decreased 33% from 160,409 Mcf for the year ended March 31, 2012 to 107,076 Mcf for the year ended March 31, 2013, while the average price per Mcf decreased 9%, from $7.20 for the year ended March 31, 2012 to $6.53 for the year ended March 31, 2013. The decrease in volumes is primarily related to the sale of our working and/or override interests in 38 wells in Weld County, Colorado completed on January 31, 2012.

Production Expenses. Production expenses are comprised of the following items:

	Year Ended March 31,
	2013	2012

Lease operating expenses	$2,563,000	$2,470,000
Production taxes	971,000	937,000
Workover expenses	816,000	789,000
Transportation and other expenses	74,000	284,000

	$4,424,000	$4,480,000

Oil and natural gas production expense decreased $56,000 (1%) for the year ended March 31, 2013, as compared to the year ended March 31, 2012. The two principal components of oil and gas production expense are routine lease operating expenses (“LOE”) and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers primarily include downhole repairs and are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their associated costs can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas expense from period to period.

LOE, production taxes, and transportation and other expenses increased $93,000 (4%), increased $34,000 (4%), and decreased $210,000 (74%), respectively, for the year ended March 31, 2013, as compared to the year ended March 31, 2012. Production taxes as a percent of oil and natural gas sales revenue were at 8.8% for the year ended March 31, 2013 versus 8.1% for the year ended March 31, 2012, due to an increase in the number of North Dakota wells. Workover expense increased $27,000 (3%) from $789,000 for the year ended March 31, 2012 to $816,000 for the year ended March 31, 2013.

The overall lifting cost (oil and natural gas production expense plus production taxes) per BOE decreased $0.13 (0%) from $31.62 for the year ended March 31, 2012 to $31.49 for the year ended March 31, 2013. This decrease resulted from the increase in LOE offset by the decrease in transportation and other costs described above. This lifting cost per equivalent barrel is not indicative of all wells, and certain high cost wells could be shut-in should oil prices drop below certain levels.

Other Expenses.

Depletion and depreciation expense increased $901,000 (81%) from $1,116,000 for the year ended March 31, 2012 to $2,017,000 for the year ended March 31, 2013 due to the addition of numerous higher cost North Dakota wells to the depletion base. These newer North Dakota wells reflect a higher investment per well than the remaining, unexpensed depletion base associated with our legacy properties. Correspondingly, depletion expense per BOE increased from $7.52 for the year ended March 31, 2012 to $13.89 for the year ended March 31, 2013.

General and administrative (“G&A”) expense increased $549,000 (26%) from $2,076,000 for the year ended March 31, 2012, to $2,625,000 for the year ended March 31, 2013. Demand and competition for experienced oil and gas personnel remains high, especially in the Denver area. As a result, ninety-eight percent of the aforementioned increase relates to personnel costs comprised of salary increases, bonuses, recruiting fees and additional salaries associated with new employees. The sum of various other administrative costs account for the remaining two percent fluctuation in the expense. As a percent of total sales revenue, G&A expense increased from 18% for the year ended March 31, 2012 to 23% for the year ended March 31, 2013.

Income Tax. For the year ended March 31, 2013, we recorded income tax expense of $302,000. This amount consisted of a current period expense of $62,000, and deferred tax expense of $240,000. Our effective income tax rate decreased from 16.6% for the year ended March 31, 2012 to 14.5% for the year ended March 31, 2013. Our effective income tax rate was lower for the year ended March 31, 2013, primarily due to the prior period tax gain on the sale of the D-J Basin properties, offset by the utilization of greater percentage depletion as a result of recognizing the gain from the these properties.

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
March 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Earthstone Energy, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthstone Energy, Inc. as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKSH LLLP

Denver, Colorado
June 13, 2013

Earthstone Energy, Inc.
Consolidated Balance Sheets
Page 1 of 2

	March 31,	March 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$2,180,000	$6,778,000
Accounts receivable:
Oil and gas sales	3,055,000	2,389,000
Joint interest and other receivables, net of allowance of ($38,000) and ($60,000), respectively	328,000	90,000
Other current assets	814,000	749,000

Total current assets	6,377,000	10,006,000

Oil and gas properties, full cost method:
Proved properties	53,265,000	37,112,000
Unproved properties	2,156,000	4,409,000
Accumulated depletion and impairment	(27,729,000)	(25,778,000)

Net oil and gas properties	27,692,000	15,743,000

Support equipment and other non-current assets, net of accumulated depreciation of ($416,000) and ($383,000), respectively	611,000	457,000

Total non-current assets	28,303,000	16,200,000

Total assets	$34,680,000	$26,206,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Balance Sheets
Page 2 of 2

	March 31,	March 31,
	2013	2012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,631,000	$824,000
Accrued liabilities	3,971,000	2,610,000

Total current liabilities	5,602,000	3,434,000

Long-term liabilities:
Long term debt	4,000,000	-
Deferred tax liability	2,971,000	2,731,000
Asset retirement obligation, less current portion	1,809,000	1,693,000

Total long-term liabilities	8,780,000	4,424,000

Total liabilities	14,382,000	7,858,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,802,000 and 1,788,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,278,000	23,108,000
Treasury stock, at cost, 82,000 shares	(457,000)	(457,000)
Accumulated deficit	(2,541,000)	(4,321,000)

Total shareholders’ equity	20,298,000	18,348,000

Total liabilities and shareholders’ equity	$34,680,000	$26,206,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Operations

	Year ended March 31,
	2013	2012
Revenues:
Oil and gas sales	$10,982,000	$11,556,000
Well service and water-disposal revenue	396,000	156,000

Total revenues	11,378,000	11,712,000

Expenses:
Oil and gas production	3,453,000	3,543,000
Production tax	971,000	937,000
Well service and water-disposal	94,000	6,000
Depletion and depreciation	2,017,000	1,116,000
Accretion of asset retirement obligation	177,000	172,000
General and administrative	2,625,000	2,076,000

Total expenses	9,337,000	7,850,000

Income from operations	2,041,000	3,862,000

Other income (expense):
Interest and other income	62,000	75,000
Interest and other expenses	(21,000)	(6,000)

Total other income	41,000	69,000

Income before income tax	2,082,000	3,931,000

Current income tax expense	62,000	240,000
Deferred income tax expense	240,000	412,000

Total income tax expense	302,000	652,000

Net income	$1,780,000	$3,279,000

Per share amounts:
Basic	$1.03	$1.92
Diluted	$1.03	$1.92

Weighted average common shares outstanding:
Basic	1,720,712	1,709,178
Diluted	1,720,712	1,709,178

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Shareholders' Equity
Years ended March 31, 2013 and 2012

			Additional
	Common shares		paid-in	Treasury shares		Accumulated
	Shares	Amount	capital	Shares	Amount	deficit	Total

Balances at March 31, 2011	1,782,000	$18,000	$23,020,000	(76,000)	$(373,000)	$(7,600,000)	$15,065,000

Purchase of treasury shares	-	-	-	(6,000)	(84,000)	-	(84,000)
Share-based compensation	6,000	-	88,000	-	-	-	88,000
Net income	-	-	-	-	-	3,279,000	3,279,000

Balances at March 31, 2012	1,788,000	$18,000	$23,108,000	(82,000)	$(457,000)	$(4,321,000)	$18,348,000

Share-based compensation	14,000	-	170,000	-	-	-	170,000
Net income	-	-	-	-	-	1,780,000	1,780,000

Balances at March 31, 2013	1,802,000	$18,000	$23,278,000	(82,000)	$(457,000)	$(2,541,000)	$20,298,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows

	Year ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,780,000	$3,279,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	2,017,000	1,116,000
Deferred income tax expense	240,000	412,000
Accretion of asset retirement obligation	177,000	172,000
Share-based compensation	170,000	88,000
Amortization of deferred financing costs	2,000	-
Change in:
Accounts receivable	(904,000)	(476,000)
Other current assets	(74,000)	(4,000)
Accounts payable and accrued liabilities	459,000	691,000

Net cash provided by operating activities	3,867,000	5,278,000

Cash flows from investing activities:
Oil and gas properties	(12,243,000)	(7,687,000)
Proceeds from sale of oil and gas property and equipment	-	5,404,000
Purchases of support equipment and other non-current assets	(174,000)	(184,000)

Net cash used in investing activities	(12,417,000)	(2,467,000)

Cash flows from financing activities:
Borrowings on long term debt	4,000,000	-
Deferred financing costs	(48,000)	-
Purchase of treasury shares	-	(84,000)

Net cash provided by (used in) financing activities	3,952,000	(84,000)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(4,598,000)	2,727,000
Cash and cash equivalents, beginning of year	6,778,000	4,051,000

Cash and cash equivalents, end of year	$2,180,000	$6,778,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,000	$-
Cash paid for income tax	$341,000	$1,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$102,000	$133,000
Accrued capital expenditures	$1,546,000	$957,000
Prepaid capital expenditures	$9,000	$230,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Notes to Consolidated Financial Statements
March 31, 2013

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

At the directive of the Securities and Exchange Commission to use “plain English” in public filings, the Company uses such terms as “we,” “our,” “us” or “the Company” in place of Earthstone Energy, Inc. and its wholly-owned subsidiary.  When such terms are used in this manner throughout the notes to the audited consolidated financial statements, they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

Basis of Presentation. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Oil and Gas Sales.  We derive revenue primarily from the sale of produced natural gas and crude oil.  Revenues from production on properties in which the Company shares an economic interest with other owners are recognized on the basis of the Company's interest.  Revenues are reported on a gross basis for the amounts received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded and receivables are accrued using the sales method, which occurs in the month production is delivered to the purchaser, at which time ownership of the oil is transferred to the purchaser.  Payment is generally received between 30 and 90 days after the date of production.  Collection of the revenue may vary depending on the status of wells or the performance of the operator.  Estimates of the amount of production delivered to purchasers and the prices at which it was delivered are necessary at year end.  Management’s knowledge of the Company’s properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors are the basis for these estimates.  Variances between estimates and the actual amounts received are recorded when payment is received, or when better information is available.

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

For the years ended March 31, 2013 and 2012, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12 month average prices, calculated as the unweighted arithmetic average price of oil and gas on the first day of each month for each of the 12 months prior to the last day of the reporting period (unless prices are defined by contractual arrangements) and net cash flows are discounted at 10 percent.

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

No significant uncertain tax positions were identified as of any date on or before March 31, 2013.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of March 31, 2013, the Company has not recognized any interest or penalties related to uncertain tax benefits.  For further information, see Note 9 below.

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

As discussed in Note 6, the Company incurred asset retirement obligations of $69,000 and an additional $33,000 related to revisions in estimated liabilities for the year ended March 31, 2013 and asset retirement obligations of $133,000 during the year ended March 31, 2012, the value of which was determined using unobservable pricing inputs (or Level 3 inputs).  The Company uses the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Hedging Activities.  We had no hedging activities in the years ended March 31, 2013 and 2012.  Hedging strategies, or absence of hedging, may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which we are not able to anticipate.

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

Commitments.  The Company is committed to $9,880 per month plus maintenance fees on a 7,000 square foot office space located in downtown Denver, Colorado.  The lease term ends on April 30, 2016.  The Company does not have any off-balance sheet financing transactions, arrangements or obligations.

Major Customers and Operating Region.  The Company operates exclusively within the United States of America.  All of the Company's assets are employed in and all of its revenues are derived from the oil and gas industry.  Individual external purchasers of 10% or more of the Company’s oil and gas production revenue for the years ended March 31, 2013 and 2012 were as follows:

	2013	2012

Valero Energy Corp.	17%	20%
Plains Marketing LP	10%	11%
Total	27%	31%

For the years ended March 31, 2013 and 2012, approximately 65% and 57%, respectively, of Earthstone’s oil and gas revenue was from non-operated properties where the Company has no direct contact with the actual purchaser.  On these properties, Earthstone’s portion of the product was marketed by the 26 different companies who operate these wells.  These 26 companies may, unbeknownst to us, market to one or more of the same purchasers to whom we sell directly.  Therefore, we are unable to ascertain the total extent of combined purchaser concentration.  To the extent of our knowledge, in the event of the bankruptcy of any one of these purchasers, it has been estimated that the reduction in annual revenue would be less than 10%.  It is not expected that the loss of any one of these purchasers would cause a material adverse impact on the Company’s results from operations, as alternative markets for oil and gas production are readily available.

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

Share-Based Compensation. The Company recognizes all equity-based compensation as share-based compensation expense, included in general and administrative expenses, based on the fair value of the compensation measured at the grant date.  The expense is recognized over the vesting period of the grant.  See Note 8 below for information.

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

2. Other Current Assets

Other current assets as of March 31, 2013 and 2012 consisted of:

	2013	2012

Lease and well equipment inventory	$371,000	$412,000
Drilling and completion cost prepayments	210,000	230,000
Prepaid income tax	112,000	-
Prepaid insurance premiums	88,000	73,000
Other current assets	33,000	34,000

Total other current assets	$814,000	$749,000

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

3. Other Non-Current Assets

Other current non-current assets as of March 31, 2013 and 2012 consisted of:

	2013	2012

Support equipment and lease and well equipment inventory	$500,000	$397,000
Plugging bonds	65,000	60,000
Deferred financing costs	46,000	-

Total other non-current assets	$611,000	$457,000

Support equipment represents non-oil and gas property (including such items as vehicles, office furniture and equipment and well servicing equipment) and is stated at the lower of cost or market.  Depreciation of support equipment was $66,000 and $51,000 for the years ended March 31, 2013 and 2012, respectively, which was computed using primarily the straight-line method over periods ranging from five to seven years.

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

Deferred financing costs represent fees and expenses incurred in connection with the origination of our credit facility in December, 2012. These costs will be amortized on a straight line basis over the five year term of the facility.

4. Accrued Liabilities

Other current liabilities as of March 31, 2013 and 2012 consisted of:

	2013	2012

Accrued operations payable	$2,933,000	$1,472,000
Accrued compensation	429,000	445,000
Short term asset retirement obligation	296,000	133,000
Accrued income tax payable and other	213,000	393,000
Revenue and production taxes payable	100,000	167,000

Total accrued liabilities	$3,971,000	$2,610,000

5. Long Term Debt

On December 21, 2012 the Company entered into a $25 million senior secured revolving bank credit facility (the Credit Facility) with the Bank of Oklahoma (the Bank).  The initial borrowing base on the Credit Facility is $6 million.  The maturity date of the Credit Facility is December 21, 2017 and provides for a borrowing base subject to redetermination semi-annually each June and December and for certain unscheduled redeterminations.  The Credit Facility is secured by mortgages on certain Company properties and an assignment of all the proceeds from severed and extracted hydrocarbons from the properties described in the mortgages.  Until further notice, the Bank has suspended their right to receive the proceeds directly.

The Credit Facility contains negative covenants that limit the Company's ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into hedging contracts, change the nature of its business or operations, merge, consolidate or make investments.  In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  As of March 31, 2013, the Company was in compliance with all of the financial covenants under the Credit Facility.

Payments of interest are due quarterly in arrears at prime plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, depending on the Company's level of borrowing and election at the date of borrowing.  Commitment fees on the unused amounts of the Credit Facility are due quarterly at rates from 0.35% to 0.50% on the unused amounts of the Credit Facility.  At closing, the Company paid a borrowing base fee of $30,000, or 0.5%, on the $6 million borrowing base.  These costs have been recorded as deferred financing costs and will be amortized over the term of the note.  Additional deferred financing fees in the amount of $18,000 related to legal expenses and other costs to originate the credit facility have been recorded at March 31, 2013.  These costs will be amortized over the term on the facility.  Amortization of deferred financing fees in the amount of $2,000 were recorded during the year ended March 31, 2013.  Additional borrowing base fees may be payable upon future increases in the borrowing base, if any.  As of March 31, 2013, the Company had an outstanding balance under the Credit Facility of $4 million.  In May 2013, the Company drew $1,000,000 on the Credit Facility, resulting in an outstanding balance of $5,000,000 as of June 2013.

6. Asset Retirement Obligation

For the purpose of determining the fair value of the asset retirement obligation incurred during the year ended March 31, 2013, the Company assumed an inflation rate of 4%, an estimated average asset life of 30 years, and a credit adjusted risk free interest rate of 7.73%.

The following reconciles the value of the asset retirement obligation for the periods presented.  This included a short term obligation of $296,000 and $133,000 as of March 31, 2013 and 2012, respectively, which was a component of accrued liabilities on the balance sheets:

	2013	2012

Asset retirement obligation, beginning of the year	$1,826,000	$1,922,000
Liabilities settled	-	(401,000)
Liabilities incurred	69,000	133,000
Revisions in estimated liabilities	33,000	-
Accretion	177,000	172,000

Asset retirement obligation, end of the year	2,105,000	1,826,000

Less current portion	(296,000)	(133,000)

Asset retirement obligation, less current portion	$1,809,000	$1,693,000

7. Commitments

Office rent expense was approximately $158,000 and $145,000 for the years ended March 31, 2013 and 2012, respectively (including building maintenance charges).  The Company is committed to a total of $366,000 for the remaining term on its 7,000 square foot office space located in downtown Denver, Colorado, ending April 30, 2016.

The Company also has commitments pertaining to software, phone and copy machine maintenance contracts totaling $7,000, $2,000, $1,000 and $1,000 for the years ending March 31, 2014, 2015, 2016 and 2017, respectively.

8. Shareholders' Equity

Preferred Shares.  The Company has 600,000 shares of authorized preferred stock with a par value of $0.001 available for issuance in such series and preferences as determined by the Board of Directors.  Since inception, the Company has not issued any preferred shares.

Common Shares. The Company has authorized 6,400,000 shares of common stock with a par value of $0.001. The total issued common stock as of March 31, 2013, was 1,802,000 common shares.

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

During the year ended March 31, 2013, 4,929 shares of common stock reserved for issuance under the Plan were authorized for issuance.  Accordingly, as of March 31, 2013, 10,186 shares of common stock remain available for issuance under the Plan.  Grants of shares of restricted stock vest one-third each year over three years.  In accordance with the terms of the Plan, if a director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company.  The aggregate number of restricted stock awards outstanding and subject to vesting at March 31, 2013, for each non-employee director was as follows: Robertson – 4,342 shares; Rodgers – 4,342; and Calerich – 3,071.  In addition, each of the three independent directors was granted 2,175 shares of restricted stock on April 1, 2013, subject to vesting and forfeiture.  All restricted shares are considered issued and outstanding shares of the Company’s common stock at the grant date and have the same dividend and voting rights as other common stock.

A summary of the status of the Company’s nonvested shares under the Director Compensation Plan as of March 31, 2013 and 2012, and changes during the years ended on those dates is presented below:

	2013		2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value

Nonvested shares, beginning of year	14,779	$186,000	17,662	$153,000

Granted	4,929	108,000	5,601	108,000
Vested	(7,953)	(87,000)	(8,484)	(75,000)
Forfeited	-	-	-	-

Nonvested shares, end of year	11,755	$207,000	14,779	$186,000

As of March 31, 2013, there was $110,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Director Compensation Plan.  That cost is expected to be recognized over a weighted-average period of 1.30 years.

Share-based compensation expense of $100,000 and $88,000 was recognized during the years ended March 31, 2013 and 2012, respectively, for restricted share grants to independent directors.

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

The Equity Plan allows up to 150,000 shares of the Company’s common stock to be issued to personnel under the Plan.  During the year ended March 31, 2013, 9,027 shares were granted.  Subsequent to the grants, 286 shares were forfeited.  No shares were granted during the year ended March 31, 2012.  Subsequent to March 31, 2013, 5,013 shares have been granted.  Accordingly, as of June 13, 2013, 136,246 shares of common stock remain available for issuance under the Equity Plan.

A summary of the status of the Company’s nonvested shares under the Equity Incentive Compensation Plan as of March 31, 2013 and 2012, and changes during the years ended on those dates is presented below:

	2013		2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value

Nonvested shares, beginning of year	-	$-	-	$-

Granted	9,027	155,162	-	-
Vested	(1,275)	(20,833)	-	-
Forfeited	(286)	(6,250)	-	-

Nonvested shares, end of year	7,466	$128,079	-	$-

Share-based compensation expense of $70,000 and $0 was recognized during the years ended March 31, 2013 and 2012, respectively, for restricted share grants to employees.

As of March 31, 2013, there was $78,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Equity Incentive Compensation Plan.  That cost is expected to be recognized over a weighted-average period of 1.36 years.

Treasury Shares.  On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  Upon plan expiration, the Board again extended the program with a termination date of October 22, 2013.  During the year ended March 31, 2013, no shares were purchased under the share buyback program.  During the year ended March 31, 2012, 6,156 shares were repurchased under the share buyback program and 103,284 shares remain available for future repurchase.  No treasury shares have been retired.

9. Income Tax

The provision for income tax for the years ending March 31, 2013 and 2012 is comprised of the following:

	Year Ended March 31,
	2013	2012

Current:
Federal	$40,000	$215,000
State	22,000	25,000
Total current income tax	62,000	240,000

Deferred:
Federal	226,000	382,000
State	14,000	30,000
Total deferred income tax	240,000	412,000

Income tax expense	$302,000	$652,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the years ended March 31, 2013 and 2012 is as follows:
	Year Ended March 31,
	2013	2012

Federal tax at statutory rate	$708,000	$1,336,000
State taxes, net of federal benefit	18,000	68,000
Excess percentage depletion	(415,000)	(486,000)
Changes related to tax return amendments	-	(131,000)
Changes in state rates and other adjustments to deferred taxes	(9,000)	(135,000)

Income tax expense	$302,000	$652,000

Effective rate expressed as a percentage of income before income tax	14.5%	16.6%

The overall effective tax rate expressed as a percentage of book income before income tax for the year ended March 31, 2013 was 14.5%, as compared to the year ended March 31, 2012 when it was 16.6%, was lower due to an over lower state income tax rate resulting from a change in the Company's state apportionment factors. The change in the state apportionment factors relate to the sale of the Company's Colorado oil and gas properties during the year ended March 31, 2012 and the resulting reduction in Colorado oil and gas revenue in the current year.

Net income tax payments were $341,000 and $1,000 for the years ended March 31, 2013 and 2012, respectively.

Net deferred tax assets and liabilities were comprised of:	Year Ended March 31,
	2013	2012

Deferred tax assets:
Statutory depletion carry-forward	$1,467,000	$1,232,000
Other accruals	131,000	88,000
Allowance for doubtful accounts	14,000	22,000

Gross deferred tax assets	1,612,000	1,342,000

Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(4,583,000)	(4,073,000)

Gross deferred tax liabilities	(4,583,000)	(4,073,000)

Net deferred tax liabilities	$(2,971,000)	$(2,731,000)

Projections of future income taxes and their timing require significant estimates with respect to future operating results.  Accordingly, deferred taxes may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves and the depletion of these long-lived reserves.

The Company is subject to U.S. federal income tax and income tax from multiple state jurisdictions.  The tax years remaining subject to examination by tax authorities are the years ended March 31, 2010 through 2013.

10. Related Party Transactions

The Company maintains a policy permitting officers or directors to assign to the Company or receive assignments from the Company in oil and gas prospects, but only on the same terms and conditions as accepted by independent third parties.  This policy also allows officers or directors and the Company to participate together in oil and gas prospects generated by independent third parties, but only on the same terms and conditions as accepted by non-related third parties.  During the years ended March 31, 2013 and 2012, no director or officer participated with the Company in any new oil and gas transaction.  In prior years, Mr. Singleton has participated with the Company in the acquisition of producing properties on the same terms and conditions as other third parties.  As such, Mr. Singleton paid for his proportionate share of the acquisition costs at the time of the acquisition.  With respect to his working interest in the four producing wells in which he currently has an ownership, as of March 31, 2013, the Company had no accrued balance due to or due from  Mr. Singleton.  As of March 31, 2012, the Company had an accrued balance due from Mr. Singleton of $1,000 for his share of operating expenses on these wells for which timely payment was subsequently received.

11. Oil and Gas Properties

The aggregate amount of capitalized costs related to oil and gas property and the aggregate amount of related accumulated depletion and impairment as of March 31, 2013 and 2012 are as follows:

	2013	2012

Proved properties	$53,265,000	$37,112,000
Unproved properties	2,156,000	4,409,000
Less accumulated depletion and impairment	(27,729,000)	(25,778,000)

Total oil and gas properties	$27,692,000	$15,743,000

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

The following shows, by category and year incurred, the oil and gas property costs applicable to unproved property that were excluded from the full cost pool depletion computation as of March 31, 2013:

				Total
	Exploration	Development	Acquisition	Unproved
Costs Incurred During Year Ended	Costs	Costs	Costs	Property

March 31, 2013	$-	$341,000	$247,000	$588,000
March 31, 2012	-	-	427,000	427,000
Prior Years	-	-	1,141,000	1,141,000

Total	$-	$341,000	$1,815,000	$2,156,000

Costs incurred in oil and gas property development, exploration and acquisition activities during the years ended March 31, 2013 and 2012 are summarized as follows:

	2013	2012

Development costs	$13,077,000	$7,624,000
Exploration costs	-	-
Acquisitions:
Proved	-	335,000
Unproved	823,000	798,000

Total costs of development, exploration and acquisition activities	$13,900,000	$8,757,000

12. Subsequent Events

On May 21, 2013 the Company drew $1,000,000 on it's Credit Facility, resulting in an outstanding balance of $5,000,000 as of June 13, 2013.

13. Unaudited Oil and Gas Reserves Information

As of March 31, 2013 and 2012, 100% of the estimated oil and gas reserves presented herein were derived from reports prepared by independent petroleum engineering firm Ryder Scott Company.

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

Analysis of Changes in Proved Reserves.  Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed reserves during the periods indicated, are presented in the following tables:

Proved Reserves

	March 31, 2013		March 31, 2012		March 31, 2011
	Oil	Gas	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved Reserves:
Balance, beginning of year	1,227,000	646,000	1,015,000	735,000	818,000	912,000
Revisions of previous estimates1	101,000	148,000	38,000	8,000	167,000	(106,000)
Extensions and discoveries2	1,245,000	1,936,000	295,000	351,000	62,000	39,000
Sales of reserves in place	-	-	(31,000)	(221,000)	-	-
Improved recovery	7,000	163,000	2,000	-	6,000	61,000
Purchase of reserves	-	-	17,000	-	55,000	1,000
Production3	(123,000)	(107,000)	(109,000)	(227,000)	(93,000)	(172,000)

Balance, end of year	2,457,000	2,786,000	1,227,000	646,000	1,015,000	735,000

Proved developed reserves:
Balance, beginning of year	1,077,000	515,000	1,015,000	735,000	727,000	912,000

Balance, end of year	1,388,000	1,182,000	1,077,000	515,000	1,015,000	735,000

Proved undeveloped reserves:
Balance, beginning of year	150,000	131,000	-	-	91,000	-

Balance, end of year	1,069,000	1,604,000	150,000	131,000	-	-

1	Revisions of Previous Estimates – Estimates reflect an overall steady trend of increases in oil and gas prices since December 2008, when prices reached a 5-year low.

2
Extensions and Discoveries – Additions during the year ended March 31, 2013 consisted of 103 wells, 102 in North Dakota and 1 in Louisiana.  Extensions and discoveries during the year ended March 31, 2012 were 19 wells, all of which are located in North Dakota.  Additions during the year ended March 31, 2011, consisted of eleven new wells – North Dakota (7), Montana (2), Colorado (1) and Texas (1).

3	Production – Volumes of oil and gas that were produced were removed from reserves during the year.

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved oil and gas reserves.  Estimated future cash inflows were computed by applying the 12 month average price of oil and gas on the first day of each month to the estimated future production of proved oil and gas reserves as of March 31, 2013, 2012, and 2011.  The future production and development costs represent the estimated future expenditures to be incurred in producing and developing the proved reserves, assuming continuation of existing economic conditions.  Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized Measure of Estimated Discounted Future Net Cash Flows

	For the years ended March 31,
	2013	2012	2011

Future cash inflows	$217,487,000	$116,925,000	$81,053,000
Future cash outflows:
Production cost	(88,280,000)	(53,568,000)	(41,185,000)
Development cost	(28,255,000)	(2,757,000)	-
Future income tax	(25,675,000)	(14,614,000)	(6,545,000)

Future net cash flows	75,277,000	45,986,000	33,323,000
Adjustment to discount future annual net cash flows at 10%	(43,661,000)	(22,803,000)	(15,826,000)

Standardized measure of discounted future net cash flows	$31,616,000	$23,183,000	$17,497,000

The following table summaries the principal factors comprising the changes in the standardized measure of estimated discounted net ash flows for each of the years ended March 31, 2013, 2012 and 2011:

Changes in Standardized Measure of Estimated Discounted Future Net Cash Flows

	For the years ended March 31,
	2013	2012	2011

Standardized measure, beginning of year	$23,183,000	$17,497,000	$12,514,000
Sales of oil and gas, net of production cost	(7,514,000)	(8,156,000)	(5,204,000)
Net change in sales prices, net of production cost	(9,091,000)	5,135,000	5,886,000
Discoveries, extensions and improved recoveries, net of future development cost	21,075,000	10,285,000	1,567,000
Change in future development costs	-	-	-
Development costs incurred during the period that reduced future development cost	(2,757,000)	-	-
Sales of reserves in place	-	(1,761,000)	-
Revisions of quantity estimates	2,036,000	916,000	3,806,000
Accretion of discount	3,780,000	2,113,000	1,874,000
Net change in income tax	3,320,000	(3,312,000)	3,685,000
Purchase of reserves	-	352,000	1,408,000
Changes in timing of rates of production	(2,416,000)	114,000	(8,039,000)

Standardized measure, end of year	$31,616,000	$23,183,000	$17,497,000

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2013.

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

ITEM 9B OTHER INFORMATION

None.

Part III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 11 EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

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

10.8	2011 Equity Incentive Compensation Plan, effective September 23, 2011, incorporated by reference to Appendix A, of Schedule 14A, filed with the SEC on July 29, 2011.
10.9
Financial Consulting Agreement, effective December 12, 2012, between SJM Financial and Accounting and Earthstone, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on June 13, 2013.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB/A for the year ended March 31, 2004, filed with the SEC on May 11, 2005.
21	Subsidiary List, incorporated by reference to Exhibit 21 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Paul Maniscalco, Interim Chief Financial Officer), filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Paul Maniscalco, Interim Chief Financial Officer), filed herewith.
99.1	Nominating Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.1 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.2	Compensation Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.2 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.3	Report of Ryder Scott Company, filed herewith.
101
The following materials from the Company’s quarterly report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signatures

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized by the following in the capacities and on the dates indicated.

EARTHSTONE ENERGY, INC.

Name and Capacity	Date

By: /s/ Ray Singleton	June 13, 2013

Ray Singleton, President and
Chief Executive Officer

By: /s/ Paul Maniscalco	June 13, 2013

Paul Maniscalco, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

By: /s/ Ray Singleton	June 13, 2013

Ray Singleton, Director

By: /s/ Richard K. Rodgers	June 13, 2013

Richard K. Rodgers, Director and
Compensation Committee Chairman

By: /s/ Monroe W. Robertson	June 13, 2013

Monroe W. Robertson, Director and
Audit Committee Chairman

By: /s/ Andrew P. Calerich	June 13, 2013

Andrew P. Calerich, Director