Form 10-Q
period 2013-06-30
EARTHSTONE ENERGY INC
filed 2013-08-12
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7914

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation or Organization)	84-0592823 (I.R.S. Employer Identification No.)

633 17th Street, Suite 2320, Denver, Colorado (Address of principal executive office)	80202-3619 (Zip Code)

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
Yes ☐ No ☑

Shares of common stock outstanding on August 12, 2013: 1,732,250

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,202,000	$2,180,000
Accounts receivable:
Oil and gas sales	2,833,000	3,055,000
Joint interest and other receivables
net of allowance of ($38,000) at June 30, 2013 and March 31, 2013	131,000	328,000
Other current assets	780,000	814,000

Total current assets	5,946,000	6,377,000

Oil and gas properties, full cost method:
Proved properties	58,374,000	53,265,000
Unproved properties	1,687,000	2,156,000
Accumulated depletion and impairment	(28,488,000)	(27,729,000)

Net oil and gas properties	31,573,000	27,692,000

Support equipment and other non-current assets
net of accumulated depreciation of ($442,000) and ($416,000), respectively	729,000	611,000

Total non-current assets	32,302,000	28,303,000

Total assets	$38,248,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,099,000	$1,631,000
Accrued liabilities	5,129,000	3,971,000

Total current liabilities	7,228,000	5,602,000

Long-term liabilities:
Long-term debt	5,000,000	4,000,000
Deferred tax liability	3,110,000	2,971,000
Asset retirement obligation, less current portion	1,872,000	1,809,000

Total long-term liabilities	9,982,000	8,780,000

Total liabilities	17,210,000	14,382,000

Shareholders’ equity:
Preferred shares, $0.001 par value, 600,000 authorized	-	-
and none issued or outstanding
Common shares, $0.001 par value, 6,400,000 shares authorized and	18,000	18,000
1,814,000 and 1,802,000 shares issued, respectively
Additional paid-in capital	23,325,000	23,278,000
Treasury stock, at cost, 82,000 shares	(457,000)	(457,000)
Accumulated deficit	(1,848,000)	(2,541,000)

Total shareholders’ equity	21,038,000	20,298,000

Total liabilities and shareholders’ equity	$38,248,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Revenues:
Oil and gas sales	$3,582,000	$2,220,000
Well service and water-disposal revenue	13,000	127,000

Total revenues	3,595,000	2,347,000

Expenses:
Oil and gas production	835,000	834,000
Production tax	309,000	196,000
Well service and water-disposal	37,000	23,000
Depletion and depreciation	786,000	294,000
Accretion of asset retirement obligation	49,000	43,000
General and administrative	693,000	681,000

Total expenses	2,709,000	2,071,000

Income from operations	886,000	276,000

Other income (expense):
Interest and other income	8,000	2,000
Interest and other expenses	(33,000)	-

Total other income (expense)	(25,000)	2,000

Income before income tax	861,000	278,000

Current income tax expense	27,000	12,000
Deferred income tax expense (benefit)	141,000	(4,000)

Total income tax expense	168,000	8,000

Net income	$693,000	$270,000

Per share amounts:
Basic	$0.40	$0.16
Diluted	$0.40	$0.16

Weighted average common shares outstanding:
Basic	1,732,250	1,720,712
Diluted	1,732,250	1,720,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$693,000	$270,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and depreciation	786,000	294,000
Deferred income tax expense	141,000	(4,000)
Accretion of asset retirement obligation	49,000	43,000
Share-based compensation	47,000	60,000
Amortization of deferred financing costs	3,000	-
Change in:
Accounts receivable, net	419,000	441,000
Other current assets	34,000	(772,000)
Accounts payable, accrued and other liabilities	716,000	(374,000)

Net cash provided by (used in) operating activities	2,888,000	(42,000)

Cash flows from investing activities:
Oil and gas properties	(3,718,000)	(2,122,000)
Purchases of support equipment and other non-current assets	(144,000)	(28,000)

Net cash used in investing activities	(3,862,000)	(2,150,000)

Cash flows from financing activities:
Borrowings on long-term debt	1,000,000	-
Deferred financing fees	(4,000)	-

Net cash provided by financing activities	996,000	-

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	22,000	(2,192,000)
Cash and cash equivalents, beginning of year	2,180,000	6,778,000

Cash and cash equivalents, end of period	$2,202,000	$4,586,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,000	$-
Cash paid for income tax	$-	$70,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$19,000	$14,000
Accrued capital expenditures	$903,000	$267,000
Prepaid capital expenditures	$-	$345,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

Further, the results of operations for the three months covered by this report, are not necessarily indicative of the operating results that may be expected for the full fiscal year.

Fair Value Measurements.  The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments. The carrying value of the Company’s Credit Facility approximates its fair value, interest rates are variable based on prevailing market rates.

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

Recent Accounting Pronouncements.  In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires the Company to disclose both net and gross information about assets and liabilities that have been offset. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  The Company was required to implement this guidance effective for the first quarter of fiscal 2014.  The adoption of ASU 2011-11 did not have a material impact on its consolidated financial statements.

2. Other Assets

	06/30/13	03/31/13
	(Unaudited)
Lease and well equipment inventory	$371,000	$371,000
Drilling and completion cost prepayments	208,000	210,000
Prepaid income tax	82,000	112,000
Other current assets	60,000	33,000
Prepaid issuance premiums	59,000	88,000

Total other current assets	$780,000	$814,000

3. Accrued Liabilities

	06/30/13	03/31/13
	(Unaudited)
Accrued operations payable	$3,862,000	$2,933,000
Accrued compensation	539,000	429,000
Accrued income tax payable and other	319,000	213,000
Short-term asset retirement obligation	301,000	296,000
Revenue and production taxes payable	108,000	100,000

Total accrued liabilities	$5,129,000	$3,971,000

4. Oil and Gas Properties

	06/30/13	03/31/13
	(Unaudited)
Proved properties	$58,374,000	$53,265,000
Unproved properties	1,687,000	2,156,000
Less accumulated depletion and impairment	(28,488,000)	(27,729,000)

Total oil and gas properties	$31,573,000	$27,692,000

As of June 30, 2013, the Company has recorded $58,374,000 as proved property costs.  As of March 31, 2013, the Company had recorded $53,265,000 as proved property costs.  Additions of $4,640,000 have been recorded during the three months ended June 30, 2013, included in these additions are $4,613,000 related to intangible drilling and completion costs and tangible drilling and completion costs. Of the total additions recorded during the three months ended June 30, 2013, 92% relate to our work in North Dakota.

As of June 30, 2013, the Company has recorded $1,687,000 as unproved property costs. As of March 31, 2013, the Company had recorded $2,156,000 as unproved property costs. For the three months ended June 30, 2013, the Company recorded additional unproved property costs of $138,000 related to wells in progress and $77,000 related to additional investments in unproved properties. During the three months ended June 30, 2013, $389,000 in well costs and $286,000 in costs related to acreage were transferred from unevaluated to depletable properties, in addition, there were leased acreage expirations of $9,000.

5. Long-Term Debt
During the quarter ended June 30, 2013, the Company drew $1 million on the Credit Facility. As of June 30, 2013, the Company had an outstanding balance under the Credit Facility of $5 million. As of June 30, 2013, we were not in compliance with the current ratio covenant as defined by the Credit Facility. In July 2013, a semiannual redetermination of the borrowing base was completed by the lender, subject to the satisfaction of increased collateral requirements being provided to the lender. The Company is in the process of providing the required documentation. The redetermination will result in an increase in the borrowing base from $6 million to $12 million. The increase in the borrowing base will result in the covenant violation being mitigated. The lender has not presented a notice of default related to this covenant violation to the Company. As of June 30, 2013 we were in compliance with all other covenants contained in the Credit Facility.

6. Income Tax
The provision for income tax is comprised of:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Current:
Federal	20,000	$11,000
State	7,000	1,000
Total current income tax	27,000	12,000

Deferred:
Federal	133,000	(4,000)
State	8,000	-
Total deferred income tax	141,000	(4,000)

Income tax expense	168,000	$8,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months ended is as follows:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$292,000	$94,000
State taxes, net of federal benefit	9,000	-
Excess percentage depletion	(135,000)	(93,000)
Other adjustments, net	2,000	7,000

Income tax expense	$168,000	$8,000
Effective rate expressed as a percentage
of income before income tax	19.5%	3%

The overall effective tax rate expressed as a percentage of book income before income tax for the current three month period, as compared to the same period in the prior year, was higher due to a higher pre-tax income compared to the comparable prior period, coupled with a change in excess percentage depletion.  For the current three month period, pre-tax income was $861,000 compared to $278,000 for the prior period.

Net deferred tax assets and liabilities were comprised of:

	June 30,	March 31,
	2013	2013
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$1,572,000	$1,467,000
Other accruals	122,000	131,000
Allowance for doubtful accounts	14,000	14,000

Gross deferred tax assets	1,708,000	1,612,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(4,818,000)	(4,583,000)

Gross deferred tax liabilities	(4,818,000)	(4,583,000)

Deferred tax liabilities, net	$(3,110,000)	$(2,971,000)

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

The Company’s federal income tax returns for the prior three tax years of filings and state income tax returns for the prior four years of tax filings are still subject to examination by tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2013, as well as the unaudited condensed consolidated financial statements and related notes and other information appearing in Item 1 of this report.

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

On December 21, 2012, we entered into a $25 million senior secured revolving bank Credit Facility with the Bank of Oklahoma which is intended to provide an additional source of funds to pay our share of drilling and completion costs incurred on wells drilled and completed in the Williston Basin. The initial borrowing base on the Credit Facility is $6 million and, as of June 30, 2013, we had an outstanding balance of $5 million. Among other provisions, the Credit Facility contains certain affirmative and negative covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. As of June 30, 2013, we were not in compliance with the current ratio covenant as defined by the Credit Facility. In July 2013, a semiannual redetermination of the borrowing base was completed by the lender, subject to the satisfaction of increased collateral requirements being provided to the lender. The Company is in the process of providing the required documentation. The redetermination will result in an increase in the borrowing base from $6 million to $12 million. The increase in the borrowing base will result in the covenant violation being mitigated. The lender has not presented a notice of default related to this covenant violation to the Company. As of June 30, 2013 we were in compliance with all other covenants contained in the Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Credit Facility. For further information concerning the Credit Facility and its terms, see our Form 8-K filed with the SEC on January 3, 2013.

Overview of our Capital Structure.  We recognize the importance of developing our capital resource base in order to pursue our objectives.  However, subsequent to our last public offering in 1980, debt financing has been the sole source of external funding.  In addition to our routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, we require capital to fund our exploratory and development drilling efforts and the acquisition of additional properties as well as the enhancement of existing and newly acquired properties.

We have received numerous inquiries regarding the possibility of funding our efforts through equity contributions.  Given strong cash flows, we have thus far declined these overtures.  Our primary concern in this area is the dilution of our existing shareholders.  However, going forward, given that one of the key components of our growth strategy is to expand our oil and natural gas reserve base through drilling and/or acquisitions, if we were presented with a significant opportunity and available cash and bank debt financing were insufficient, it is possible we would consider alternative means of obtaining additional financing.

Hedging.  During the three months ended June 30, 2013 and 2012, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At June 30, 2013, we had a working capital deficit of $1,282,000 (a current ratio of 0.82:1) compared to a working capital surplus at March 31, 2013 of $775,000 (a current ratio of 1.14:1).  The decrease in current ratio is primarily a result of the use of accounts payable and accrued operations payable for the development and exploration of oil and gas properties and ongoing oil and gas operations.

Cash Flow. Cash provided by operating activities was $2,888,000 for the three months ended June 30, 2013, compared to cash used in operating activities $42,000 for the three months ended June 30, 2012.  Changes in operating cash relate primarily to the increase in net income adjusted for non-cash expenses for the three months ended June 30, 2013 compared to the same period ended June 30, 2012.  The fluctuation in deferred income tax expense, the increase in depletion primarily related to the increase in the oil and gas property balance, the timing and payment of accounts payable, accrued and other liabilities, especially pertaining to capital expenditure outlays, in addition to the application of prepaid balances were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities increased for the three months ended June 30, 2013, to $3,862,000 from $2,150,000 for the three months ended June 30, 2012.  This was the result of an increase in the number of wells drilled and completed during the current period compared to the same period in the prior year, as explained in “Capital Expenditures” below.

Net cash provided by financing activities was $996,000 for the three months ended June 30, 2013 related to borrowing on our Credit Facility.  No cash was provided by or used in financing activities for the three months ended June 30, 2012.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the three months ended June 30, 2013, we spent $4,640,000 on various projects.  This compares to $2,748,000 for the three months ended June 30, 2012.  During the three months ended June 30, 2013, capital expenditures were comprised of the drilling and completions of our wells producing as of period end (24%), drilling of 16 wells to be completed as of calendar year end (72%), and acquiring leasehold acreage (4%).  The majority (92%) of capital expenditures were spent in the Williston basin.  The remainder was spent in other areas on property improvements and leasehold acreage.

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

Divestitures/Abandonments

We neither sold nor plugged any wells during the three months ended June 30, 2013.

Impact of Inflation and Pricing

Inflation has not had a material impact on us in recent years because of the relatively low rates of inflation in the United States.  However, the oil and natural gas industry can be cyclical and the demand for production places pressure on the economic stability and pricing within the industry.  Typically, as prices for oil and natural gas increase, associated costs rise.  Conversely, cost declines are likely to lag and may not adjust downward in proportion to declining prices.  Changes in prices impact our revenues, estimates of reserves, assessments of any impairment of oil and natural gas properties, as well as values of properties being acquired or sold.  Price changes have the potential to affect our ability to raise capital, borrow money, and retain personnel.  While we do not presently expect business costs to materially rise, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Other Commitments

We do not have any other commitments beyond our office lease and software maintenance contracts.

Results of Operations

The following provides selected financial information and averages for the three months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
	2013	2012
Revenue
Oil	$3,380,000	$2,128,000
Gas	202,000	92,000
Total revenue 1	3,582,000	2,220,000

Total production expense 2	1,144,000	1,030,000

Gross profit	$2,438,000	$1,190,000

Depletion expense	$760,000	$279,000

Sales volume
Oil (Bbls)	36,967	26,999
Gas (Mcfs) 3	28,223	14,566

Average sales price 4
Oil (per Bbl)	$91.43	$78.82
Gas (per Mcf)	$7.16	$6.32

Average per BOE 5
Production expense 3, 4	$27.45	$35.00
Gross profit 4	$58.51	$40.44
Depletion expense 4	$18.24	$9.48

1
Amount does not include water service and disposal revenue.  For the three months ended June 30, 2013, this revenue amount is net of $13,000 in well service and water disposal revenue, which would otherwise total $3,595,000 in revenue, compared to $127,000 in the respective periods ended June 30, 2012 to total $2,347,000 for the comparable three month period ended June 30, 2012.

2	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)
3	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
4	Averages calculated based upon non-rounded figures.
5	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Overview.  Net income for the three months ended June 30, 2013, was $693,000 compared to net income of $270,000 for the three months ended June 30, 2012.  The increase in net income resulted from the increase in oil and gas production volumes and prices as described in “Revenues” and “Volumes and Prices” below.

Revenues.  Oil sales revenue increased $1,252,000 (59%) for the three months ended June 30, 2013 to $3,380,000 from $2,128,000 for the three months ended June 30, 2012, due to the increase in reported production and a higher realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $110,000 (120%) for the three months ended June 30, 2013, compared to the three months edned June 30, 2012, as a result of the increase in reported production and a higher realized price per Mcf as described in "Volume and Prices"
 below.

Volumes and Prices.  Oil sales volumes increased by 37% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  In addition, the average price per barrel increased by 16% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  The increase in oil sales volumes for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 was the result of an increase in production from newly producing wells, offset partially by declines in existing wells.

Gas sales volumes increased by 94% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  In addition, the average price per Mcf increased by 13% for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  The increase in gas sales volumes for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 was the result of an increase in production from newly producing wells, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended June 30,
	2013	2012

Lease operating costs	$697,000	$658,000
Workover costs	116,000	171,000
Production taxes	309,000	196,000
Transportation and other costs	22,000	5,000

Total production expense	$1,144,000	$1,030,000

Oil and gas production expense increased $114,000 (11%) for the three months ended June 30, 2013, as compared to the expenses for the three months ended June 30, 2012, primarily due to an increase in production tax expense related to the increased production volume.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $17.25 for the three months ended June 30, 2013, compared to $22.53 for the three months ended June 30, 2012.  While the total dollars spent on routine lease operating expense was 8% higher between the comparable periods, the costs are being divided over more BOE in the three months ended June 30, 2013 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 20% for the three months ended June 30, 2013, compared to 31% for the three months ended June 30, 2012.  This decrease in cost in proportion to revenue was due to a combination of the increase in oil and gas prices, production volume, and the number of producing wells between the comparable periods, coupled with a lower percentage increase in LOE costs between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses decreased $55,000 (32%) for the three months ended June 30, 2013, compared to the respective period ended June 30, 2012.  Consequently, workover costs in the first quarter of fiscal year 2014 decreased to $2.78 per BOE from $5.81 per BOE in the first quarter of fiscal 2013.

Production taxes for the three months ended June 30, 2013 increased 58% over the three months ended June 30, 2012.  As a percent of oil and gas sales revenue, production taxes remained the same between the two periods at 9%.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported volumes, per BOE, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, causing the costs per BOE to decrease from $35.00 to $27.45.

Other Expenses.  Depletion and depreciation increased $492,000 (167%) for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  The increase in expense was a result of the addition of capital costs for newly drilled wells transferred into the pool of depletable property costs, as well as an increase in costs related to future development of proved undeveloped wells, offset by a slight decrease in the depletion rate due to a smaller volume of BOE production to total reserves during the current quarter.

General and Administrative (“G&A”) expense increased $12,000 (2%) for the three months ended June 30, 2013, over the expense for the three months ended June 30, 2012.  While G&A expense increased slightly during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported volumes, per BOE, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, causing the costs per BOE to decrease from $23.14 to $16.63.

Income Tax. For the three months ended June 30, 2013, we recorded income tax expense of $168,000, as compared to $8,000 for the three months ended June 30, 2012.  Our effective income tax rate was 19.5% for the three months ended June 30, 2013.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended June 30, 2013, as compared to the same period in 2012, was higher due primarily to a higher pre-tax income compared to the comparable prior period coupled with a change in excess percentage depletion.  For the three months ended June 30, 2013, pre-tax income was $861,000 compared to $278,000 for the prior period.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the first quarter of the fiscal year ending March 31, 2014:

	Total Number of Shares Purchased¹	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Shares that May Yet be Purchased under the Plan¹

April 1, 2013 – April 30, 2013	—	$—	—	103,284
May 1, 2013 – May 31, 2013	—	$—	—	103,284
June 1, 2013 – June 30, 2013	—	$—	—	103,284
Total	—		—

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

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.

Date: August 12, 2013	By:	/s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer