Form 10-Q
period 2013-09-30
EARTHSTONE ENERGY INC
filed 2013-11-12
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Shares of common stock outstanding on November 12, 2013: 1,732,250

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs, assumptions and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures, including future share repurchases;
●	acquisitions and other business opportunities;
●	operating costs and other expenses, including asset retirement obligation expenses;
●	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements;
●	other estimates and assumptions we use in our accounting policies.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	loss of senior management or technical personnel;
●	oil and natural gas prices and production costs;
●	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, sales rates, tax rates and production costs;
●	our ability to remain in compliance with the financial covenants related to our Credit Facility may be affected by events beyond our control, including market prices for our oil and gas. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Credit Facility.
●	exploitation, development, production and exploration results, including mechanical failure;
●	the estimated costs of asset retirement obligations, including whether or not those retirement costs, in whole or in part, are ever actually incurred in the future;
●	the potential unavailability of drilling rigs and other field equipment and services;
●	the existence of unanticipated liabilities relating to existing properties or those acquired in the future, including environmental liabilities;
●	factors affecting the nature and timing of our capital expenditures, including the availability of service contractors and equipment;
●	the willingness and ability of third parties to honor their contractual commitments;
●	permitting issues;

●	the nature, extent and duration of workovers;
●	the impact and costs related to compliance with or changes in laws governing our operations;
●	acquisitions and other business opportunities (or the lack thereof) that may be pursued by us;
●	competition for properties and the effect of such competition on the price of those properties;
●	economic, market or business conditions, including any change in interest rates or inflation;
●	the lack of available capital and financing;
●	risk factors consistent with comparable companies within our industry, especially companies with similar market capitalization and/or employee census; and
●	weather and other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2013	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,744,000	$2,180,000
Accounts receivable:
Oil and gas sales	3,433,000	3,055,000
Joint interest and other receivables net of allowance of ($38,000) at September 30, 2013 and March 31, 2013	278,000	328,000
Other current assets	716,000	814,000

Total current assets	7,171,000	6,377,000

Oil and gas properties, full cost method:
Proved properties	63,274,000	53,265,000
Unproved properties	1,860,000	2,156,000
Accumulated depletion and impairment	(29,439,000)	(27,729,000)

Net oil and gas properties	35,695,000	27,692,000

Support equipment and other non-current assets net of accumulated depreciation of ($471,000) and ($416,000), respectively	746,000	611,000

Total non-current assets	36,441,000	28,303,000

Total assets	$43,612,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2013	2013
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,616,000	$1,631,000
Accrued liabilities	6,249,000	3,971,000

Total current liabilities	7,865,000	5,602,000

Long-term liabilities:
Long-term debt	8,000,000	4,000,000
Deferred tax liability	3,474,000	2,971,000
Asset retirement obligation, less current portion	1,963,000	1,809,000

Total long-term liabilities	13,437,000	8,780,000

Total liabilities	21,302,000	14,382,000

Shareholders’ Equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,814,000 and 1,802,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,373,000	23,278,000
Treasury stock, at cost, 82,000 shares	(457,000)	(457,000)
Accumulated deficit	(624,000)	(2,541,000)

Total shareholders’ equity	22,310,000	20,298,000

Total liabilities and shareholders’ equity	$43,612,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$4,627,000	$2,700,000	$8,209,000	$4,920,000
Well service and water-disposal revenue	45,000	109,000	58,000	236,000

Total revenues	4,672,000	2,809,000	8,267,000	5,156,000

Expenses:
Oil and gas production	868,000	823,000	1,703,000	1,657,000
Production tax	431,000	262,000	740,000	458,000
Well service and water-disposal	19,000	19,000	56,000	42,000
Depletion and depreciation	980,000	461,000	1,766,000	755,000
Accretion of asset retirement obligation	49,000	44,000	98,000	87,000
General and administrative	659,000	627,000	1,352,000	1,308,000

Total expenses	3,006,000	2,236,000	5,715,000	4,307,000

Income from operations	1,666,000	573,000	2,552,000	849,000

Other income (expense):
Interest and other income	7,000	6,000	15,000	8,000
Interest and other expenses	(44,000)	(1,000)	(77,000)	(1,000)

Total other income (expense)	(37,000)	5,000	(62,000)	7,000

Income before income tax	1,629,000	578,000	2,490,000	856,000

Current income tax expense	43,000	14,000	70,000	26,000
Deferred income tax expense	362,000	78,000	503,000	74,000

Total income tax expense	405,000	92,000	573,000	100,000

Net income	$1,224,000	$486,000	$1,917,000	$756,000

Per share amounts:
Basic	$0.71	$0.28	$1.11	$0.44
Diluted	$0.71	$0.28	$1.11	$0.44

Weighted average common shares outstanding:
Basic	1,732,250	1,720,712	1,732,250	1,720,712
Diluted	1,732,250	1,720,712	1,732,250	1,720,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,917,000	$756,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	1,766,000	755,000
Deferred income tax expense	503,000	74,000
Accretion of asset retirement obligation	98,000	87,000
Share-based compensation	95,000	96,000
Amortization of deferred financing costs	5,000	―
Change in:
Accounts receivable, net	(328,000)	(167,000)
Other current assets	98,000	(350,000)
Accounts payable, accrued and other liabilities	63,000	(733,000)

Net cash provided by operating activities	4,217,000	518,000

Cash flows from investing activities:
Oil and gas properties	(7,457,000)	(4,683,000)
Purchases of support equipment and other non-current assets	(164,000)	(37,000)
Other	(27,000)	―

Net cash used in investing activities	(7,648,000)	(4,720,000)

Cash flows from financing activities:
Borrowings on long-term debt	4,000,000	―
Deferred financing fees	(5,000)	―

Net cash provided by financing activities	3,995,000	―

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	564,000	(4,202,000)
Cash and cash equivalents, beginning of year	2,180,000	6,778,000

Cash and cash equivalents, end of period	$2,744,000	$2,576,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,000	$1,000
Cash paid for income tax	$1,000	$341,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$63,000	$35,000
Accrued capital expenditures	$2,193,000	$1,572,000
Prepaid capital expenditures	$-	$106,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

Further, the results of operations for the three and six months covered by this report, are not necessarily indicative of the operating results that may be expected for the full fiscal year.

Fair Value Measurements.  The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments. The carrying value of the Company's Credit Facility approximates its fair value, interst rates are variable based on prevailing market rates.

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

In July 2013, the FASB issued, ASU No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

2. Other Assets

	09/30/13	03/31/13
	(Unaudited)
Lease and well equipment inventory	$371,000	$371,000
Drilling and completion cost prepayments	155,000	210,000
Other current assets	107,000	33,000
Prepaid insurance premiums	43,000	88,000
Prepaid income tax	40,000	112,000

Total other current assets	$716,000	$814,000

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

3. Accrued Liabilities

	09/30/13	03/31/13
	(Unaudited)
Accrued operations payable	$5,137,000	$2,933,000
Accrued compensation	405,000	429,000
Accrued income tax payable and other	307,000	213,000
Short-term asset retirement obligation	303,000	296,000
Revenue and production taxes payable	97,000	100,000

Total accrued liabilities	$6,249,000	$3,971,000

4. Oil and Gas Properties

	09/30/13	03/31/13
	(Unaudited)
Proved properties	$63,274,000	$53,265,000
Unproved properties	1,860,000	2,156,000
Less accumulated depletion and impairment	(29,439,000)	(27,729,000)

Total Oil and Gas Properties	$35,695,000	$27,692,000

As of September 30, 2013, the Company has recorded $63,274,000 as proved property costs.  As of March 31, 2013, the Company had recorded $53,265,000 as proved property costs.  Additions of $9,713,000 have been recorded during the six months ended September 30, 2013, included in these additions are $9,577,000 related to intangible drilling and completion costs and tangible drilling and completion costs. Of the total additions recorded during the six months ended September 30, 2013, 91% relate to our work in North Dakota.

As of September 30, 2013, the Company has recorded $1,860,000 as unproved property costs.  As of March 31, 2013, the Company had recorded $2,156,000 as unproved property costs.  For the six months ended September 30, 2013, the Company recorded additional unproved property costs of $524,000 related to wells in progress and $134,000 related to additional investments in unproved properties. During the six months ended September 30, 2013,  $566,000 in costs related to wells and $295,000 related to acreage were transferred from unevaluated to depletable properties, in addition, there were $93,000 of lease expirations.

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

5. Long-Term Debt

During the three months ended September 30, 2013, the Company drew $3,000,000 on it's existing Credit Facility resulting in an outstanding balance of $8,000,000 as of September 30, 2013. Effective September 10, 2013, a re-determination of our allowable borrowing base was completed by the lender and our borrowing base was increased from $6,000,000 to $12,000,000. As of September 30, 2013, we were in compliance with all covenants as required by the Credit Facility.

6. Income Tax

The provision for income tax is comprised of:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$35,000	$12,000	$55,000	$23,000
State	8,000	2,000	15,000	3,000
Total current income tax	43,000	14,000	70,000	26,000

Deferred:
Federal	342,000	73,000	475,000	69,000
State	20,000	5,000	28,000	5,000
Total deferred income tax	362,000	78,000	503,000	74,000

Income tax expense	$405,000	$92,000	$573,000	$100,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months and six months ended is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$555,000	$197,000	$847,000	$291,000
State taxes, net of federal benefit	23,000	7,000	32,000	7,000
Excess percentage depletion	(175,000)	(114,000)	(310,000)	(207,000)
Other adjustments, net	2,000	2,000	4,000	9,000

Income tax expense	$405,000	$92,000	$573,000	$100,000

Effective rate expressed as a percentage of income before income tax	24.9%	15.9%	23.0%	11.7%

The overall effective tax rate expressed as a percentage of book income before income tax for the three and six months ended September 30, 2013, as compared to the corresponding periods in the prior year, was higher due to a higher pre-tax income compared to the comparable prior periods, coupled with a change in excess percentage depletion.  For the current three and six months ended September 30, 2013, pre-tax income was $1,629,000 and $2,490,000, respectively, compared to $578,000 and $856,000, repectively, for the comparative prior periods.

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

Net deferred tax assets and liabilities were comprised of:

	September 30,	March 31,
	2013	2013
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$1,689,000	$1,467,000
Other accruals	80,000	131,000
Allowance for doubtful accounts	14,000	14,000

Gross deferred tax assets	1,783,000	1,612,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(5,257,000)	(4,583,000)

Gross deferred tax liabilities	(5,257,000)	(4,583,000)

Deferred tax liabilities, net	$(3,474,000)	$(2,971,000)

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

As an oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are influenced by the prevailing prices of crude oil and natural gas.  Changes in commodity prices affect, both positively and negatively, our financial condition, liquidity, ability to obtain financing and operating results.  Changes in commodity prices may influence, both positively and negatively, the amount of crude oil and natural gas that we choose to produce.  Prevailing prices for such commodities fluctuate in response to changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions.  Inherently, the prices received for crude oil and natural gas sales are unpredictable, and such volatility is expected.  All of our production is sold at market prices.  Obviously, if the commodity indexes fluctuate, the price that we receive for our oil and natural gas sales will fluctuate.  Therefore, the amount of revenue that we realize, as well as our estimates of future revenues, is to a large extent determined by factors beyond our control.

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

On December 21, 2012, we entered into a $25 million senior secured revolving bank Credit Facility with the Bank of Oklahoma ("Bank") which provides an additional source of funds to pay our share of drilling and completion costs incurred on wells drilled and completed in the Williston Basin. The initial borrowing base on the Credit Facility was $6 million.  Among other provisions, the Credit Facility contains certain affirmative and negative covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. At the end of the quarter ending June 30, 2013, we were not in compliance with the current ratio covenant as defined by the Credit Facility. For further information concerning the Credit Facility and its terms, see our Form 8-K filed with the SEC on January 3, 2013.

Effective September 10, 2013, we entered into a Waiver and First Amendment to Credit Agreement (the “Amended Credit Facility”) with the Bank of Oklahoma in connection with a semiannual redetermination of the borrowing base.  The redetermination resulted in an increase in the borrowing base from $6 million under the initial Credit Facility to $12 million under the Amended Credit Facility, which amount is subject to redetermination.  The covenant violation was waived under terms of the Amended Credit Facility.   As of September 30, 2013, we had an outstanding balance due of $8 million under the Amended Credit Facility and were in compliance with all covenants contained in the Amended Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Amended Credit Facility. For further information concerning the Amended Credit Facility and its terms, see the Exhibits below in Part II – Item 6 of this Form 10-Q.

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

Hedging.  During the six months ended September 30, 2013 and 2012, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital.  At September 30, 2013, we had a working capital deficit of $694,000 (a current ratio of 0.91:1) compared to a working capital surplus at March 31, 2013 of $775,000 (a current ratio of 1.14:1).  The decrease in current ratio is primarily a result of the use of accrued payables for the development and exploration of oil and gas properties and ongoing oil and gas operations.

Cash Flow.  Cash provided by operating activities was $4,217,000 for the six months ended September 30, 2013, compared to $518,000 for the six months ended September 30, 2012.  Changes in operating cash relate primarily to the increase in net income adjusted for non-cash expenses for the six months ended September 30, 2013 compared to the comparable prior period ended September 30, 2012.  Increases in deferred income tax expense and depletion primarily relate to the increase in the oil and gas property balances. The timing and payment of accounts payable, accrued and other liabilities, especially pertaining to capital expenditure outlays, were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities increased for the six months ended September 30, 2013, to $7,648,000 from $4,720,000 for the six months ended September 30, 2012.  This was the result of an increase in the number of wells drilled and completed during the current period compared to the comparable prior period, as explained in “Capital Expenditures” below.

Net cash provided by financing activities was $3,995,000 for the six months ended September 30, 2013 related to borrowing on our Credit Facility.  No cash was provided by or used in financing activities for the six months ended September 30, 2012.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the six months ended September 30, 2013, we spent $9,713,000 on various projects.  This compares to $6,396,000 for the six months ended September 30, 2012.  During the six months ended September 30, 2013, capital expenditures were comprised of drilling and completions of our wells producing as of period end (65%), drilling of six wells to be completed as of calendar year end (29%), and acquiring leasehold acreage (6%).  The majority (92%) of capital expenditures were spent in the Williston basin.  The remainder was spent in other areas on property improvements and leasehold acreage.

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

Divestitures/Abandonments

We neither sold nor plugged any wells during the six months ended September 30, 2013.

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

Other Commitments

We do not have any other commitments beyond our office lease and software maintenance contracts.

Results of Operations

The following provides selected financial information and averages for the three and six months ended September 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2013	2012	2013	2012
Revenue
Oil	$4,230,000	$2,546,000	$7,610,000	$4,674,000
Gas 1	397,000	154,000	599,000	246,000
Total revenue 2	4,627,000	2,700,000	8,209,000	4,920,000

Total production expense 3	1,299,000	1,085,000	2,443,000	2,115,000

Gross profit	$3,328,000	$1,615,000	$5,766,000	$2,805,000

Depletion expense	$951,000	$446,000	$1,710,000	$725,000

Sales volume
Oil (Bbls)	42,706	31,169	79,673	58,168
Gas (Mcfs) 4	55,900	30,818	84,123	45,384

Average sales price 5
Oil (per Bbl)	$99.05	$81.68	$95.52	$80.35
Gas (per Mcf) 6	$7.10	$5.00	$7.12	$5.42

Average per BOE 7
Production expense 4, 5	$24.97	$29.89	$26.07	$32.18
Gross profit 5	$63.97	$44.48	$61.54	$42.67
Depletion expense 5	$18.28	$12.28	$18.25	$11.03

1
Amount includes natural gas liquid (NGL) revenue.  For the three months ended September 30, 2013 and 2012, the NGL revenue included in the gas revenue amount was $145,000 and $43,000, respectively.  For the six months ended September 30, 2013 and 2012, the NGL revenue included in the gas revenue amount was $217,000 and $78,000, respectively.

2
Amount does not include water service and disposal revenue.  For the three and six months ended September 30, 2013, this revenue amount is net of $45,000 and $58,000, respectively, in well service and water disposal revenue, which would otherwise total $4,672,000 and $8,267,000, respectively, in revenue, compared to $109,000 and $236,000 in the respective periods ended September 30, 2012 to total $2,809,000 and $5,156,000 for the comparable three and six month periods ended September 30, 2012.

3	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)
4	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
5	Averages calculated based upon non-rounded figures.
6
Average gas sales price per Mcf is calculated by dividing total gas and NGL revenue by the gas sales volume per Mcf.  For the three months ended September 30, 2013 and 2012, gas sales price per Mcf, exclusive of NGL revenues, was $4.51 per Mcf and $3.60 per Mcf, respectively.  For the six months ended September 30, 2013 and 2012, gas sales price per Mcf, exclusive of NGL revenues, was $4.54 per Mcf and $3.70 per Mcf, respectively.

7	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Overview.  Net income for the three months ended September 30, 2013, was $1,224,000 compared to net income of $486,000 for the three months ended September 30, 2012.  The increase in net income resulted from the increase in oil and gas sales volumes and prices as described in “Revenues” and “Volumes and Prices” below.

Revenues.  Oil sales revenue increased $1,684,000 (66%) for the three months ended September 30, 2013 to $4,230,000 from $2,546,000 for the three months ended September 30, 2012, due to the increase in reported sales volumes and a higher realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $243,000 (158%) for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as a result of the increase in reported sales and a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes increased by 37% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  In addition, the average price per barrel increased by 21% for the three months ended September 30, 2013 over the three months ended September 30, 2012.  The increase in oil sales volumes for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 was the result of an increase in sales from newly producing wells, offset partially by declines in existing wells.

Gas sales volumes increased by 81% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  In addition, the average price per Mcf increased by 42% for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  The increase in gas sales volumes for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 was the result of increased  sales volumes from newly producing wells, coupled with a higher percentage of  gas being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended September 30,
	2013	2012

Lease operating costs	$678,000	$591,000
Workover costs	145,000	216,000
Production taxes	431,000	262,000
Transportation and other costs	45,000	16,000
Total production expense	$1,299,000	$1,085,000

Oil and gas production expense increased $214,000 (20%) for the three months ended September 30, 2013, as compared to the expenses for the three months ended September 30, 2012, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $13.90 for the three months ended September 30, 2013, compared to $16.72 for the three months ended September 30, 2012.  While the total dollars spent on routine lease operating expense was 19% higher between the comparable periods, the costs are being divided over more BOE in the three months ended September 30, 2013 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 16% for the three months ended September 30, 2013, compared to 22% for the three months ended September 30, 2012.  This decrease in cost in proportion to revenue was due to a combination of the increase in oil and gas prices, sales volume, and the number of producing wells between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses decreased $71,000 (33%) for the three months ended September 30, 2013, compared to the respective period ended September 30, 2012.  Consequently, workover costs in the second quarter of fiscal year 2014 decreased to $2.79 per BOE from $5.95 per BOE in the second quarter of fiscal 2013.

Production taxes for the three months ended September 30, 2013 increased 65% over the three months ended September 30, 2012.  As a percent of oil and gas sales revenue, production taxes decreased to 9% for the three months ended September 30, 2013, compared to 10% for the three months ended September 30, 2012.  Because production tax rates vary from state to state, our average production tax rate will vary depending on the quantities sold from each state and the production tax rates, and incentives, in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported volumes, per BOE, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, causing the costs per BOE to decrease from $29.89 to $24.97.

Other Expenses.  Depletion and depreciation increased $519,000 (113%) for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  The increase in expense was a result of the addition of capital costs for newly drilled wells transferred into the pool of depletable property costs, as well as an increase in the costs related to future development of proved undeveloped wells between the comparable periods.

General and Administrative (“G&A”) expense increased $32,000 (5%) for the three months ended September 30, 2013, over the expense for the three months ended September 30, 2012.  While G&A expense increased slightly during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported volumes, per BOE, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, causing the costs per BOE to decrease from $17.27 to $12.67.

Income Tax.  For the three months ended September 30, 2013, we recorded income tax expense of $405,000, as compared to $92,000 for the three months ended September 30, 2012.  Our effective income tax rate was 24.9% for the three months ended September 30, 2013.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended September 30, 2013, as compared to the same period in 2012, was higher due primarily to a higher pre-tax income compared to the comparable period.  For the three months ended September 30, 2013, pre-tax income was $1,629,000 compared to $578,000 for the prior period.

Six months ended September 30, 2013 compared to six months ended September 30, 2012

Overview.  Net income for the six months ended September 30, 2013, was $1,917,000 compared to net income of $756,000 for the six months ended September 30, 2012.  The increase in net income resulted from the increase in oil and gas sales volumes and prices as described in “Revenues” and “Volumes and Prices” below and an increase in expenses for the six month period.

Revenues.  Oil sales revenue increased 63% for the six months ended September 30, 2013, from $4,674,000 for the six months ended September 30, 2012 to $7,610,000 for the current period, due to the increase in reported sales volumes and a higher realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $353,000 (143%) for the six months ended September 30, 2013, compared to the six months ended September 30, 2012, as a result of the increase in reported sales volumes and a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes rose by 37% for the six months ended September 30, 2013, compared to the six months ended September 30, 2012.  The average price per barrel increased by 19% for the six months ended September 30, 2013, compared to the six months ended September 30, 2012.  The rise in oil sales volumes for the six months ended September 30, 2013 was the result of a significant contribution from 22 new gross producing oil wells in North Dakota since the comparable period in the prior year.

Gas sales volumes increased by 85% for the six months ended September 30, 2013, compared to the six months ended September 30, 2012.  In addition, the average price per Mcf increased by 31% for the six months ended September 30, 2013, compared to the six months ended September 30, 2012.  The increase in gas sales volumes for the six months ended September 30, 2013 when compared to the six months ended September 30, 2012 was the result of increased  sales volumes from newly producing wells, coupled with a higher percentage of  gas  being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Six Months Ended September 30,
	2013	2012

Lease operating costs	$1,375,000	$1,249,000
Workover costs	261,000	387,000
Production taxes	740,000	458,000
Transportation and other costs	67,000	21,000

Total production expense	$2,443,000	$2,115,000

Oil and gas production expense increased $328,000 (16%) for the six months ended September 30, 2013, over the expenses for the six months ended September 30, 2012, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $15.39 for the six months ended September 30, 2013, compared to $19.32 for the six months ended September 30, 2012.  While the total dollars spent on routine lease operating expense was 14% higher between the comparable periods, the costs are being divided over more BOE in the six months ended September 30, 2013 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 18% for the six months ended September 30, 2013 and 26% for the six months ended September 30, 2012.  This decrease of routine LOE in proportion to revenue was due to a combination of the increase in oil and gas prices, sales volume, and the number of producing wells between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses decreased $126,000 (33%) for the six months ended September 30, 2013, compared to the respective period ended September 30, 2012.  The workover costs were spread over increased sales volumes, resulting in a decrease in workover costs per BOE in the six months ended September 30, 2013 to $2.79 from $5.89 per BOE in the six months ended September 30, 2012.

Production taxes for the six months ended September 30, 2013, increased 62% over the six months ended September 30, 2012, primarily due to the increase in sales volumes.  As a percent of oil and gas sales revenue, production taxes remained constant at 9% with the respective prior year six month period.  Because production tax rates vary from state to state, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates, and incentives, in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current period, those costs are spread over greater reported volumes per BOE, for the six months ended September 30, 2013, compared to the six months ended September 30, 2012, causing the cost per BOE to decline from $32.18 to $26.07.

Other Expenses. Depletion and depreciation increased $1,011,000 (134%) for the six months ended September 30, 2013, compared to the six months ended September 30, 2012.  The increase in expense was a result of an increase in the addition of capital costs for newly drilled wells into the pool of depletable property costs, as well as an increase in the costs related to future development of proved undeveloped wells between the comparable periods.

General & Administrative (“G&A”) expense increased $44,000 (3%) for the six months ended September 30, 2013, over the expense for the six months ended September 30, 2012.  This rise in costs is comprised primarily of compensation-related expenses for additional employees, contact labor and consultants, which account for $31,000 of the increase.

The 3% increase in G&A costs, coupled with a 43% increase in BOE sales for the six months ended September 30, 2013, compared to the six months ended September 30, 2012, resulted in the 27% decrease in expense per BOE from $19.90 for the six months ended September 30, 2012, to $14.43 for the six months ended September 30, 2013.

Income Tax.  For the six months ended September 30, 2013, we recorded income tax expense of $573,000, as compared to $100,000 for the six months ended September 30, 2012.  Our effective income tax rate was 23.0% for the six months ended September 30, 2013.  The overall effective tax rate expressed as a percentage of book income before income tax for the six months ended September 30, 2013, as compared to the same period in 2012, was higher due primarily to higher pre-tax income and increased capital expenditures compared to the comparable period.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the second quarter of the fiscal year ending March 31, 2014:

	Total Number of Shares Purchased¹	Average Price Paid Per Share		Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Shares that May Yet be Purchased under the Plan¹

July 1, 2013 – July 31, 2013	—		$—	—	103,284
August 1, 2013 – August 31, 2013	—		$—	—	103,284
September 1, 2013 – September 30, 2013	—		$—	—	103,284
Total	—	$		—	—

¹
On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 pre-split shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000 pre-split shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. During the quarter ended September 30, 2013, no shares were repurchased under the share buyback program and 103,284 shares (11,067 post-split shares) remain available for future repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
10.1
Credit Agreement dated as of Decembver 21, 2012 between Earthstone Energy, Inc., as Borrower, and BOKF, N.A. d/b/a  Bank of Oklahoma, as Lender  (filed as Exhibit to Form 8-K dated December 21, 2012, as filed with the SEC on January 2, 2013, and incorporated by reference herein).

10.2*	Waiver and Amendment to Credit Agreement dated effective as of September 10, 2013 between Earthstone Energy, Inc., as Borrower, and BOKF, N.A. d/b/a Bank of Oklahoma, as Lender.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer).

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Paul D. Maniscalco, Interim Chief Financial Officer).

32.1*	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer).

32.2*	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Paul D. Maniscalco, Interim Chief Financial Officer).

101..INS**	XBRL Instance Document.

101..SCH**	XBRL Schema Document.

101..CAL**	XBRL Calculation Linkbase Document

101..DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

                 *             Filed herewith

**           Attached as Exhibit 101 to this report are the following materials  formatted in XBRL extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed by the following authorized persons on behalf of Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
By: /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By: /s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer

Date: November 12, 2013