Form 10-Q
period 2013-12-31
EARTHSTONE ENERGY INC
filed 2014-02-13
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Shares of common stock outstanding on February 13, 2014: 1,732,220

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,073,000	$2,180,000
Accounts receivable:
Oil and gas sales	3,201,000	3,055,000
Joint interest and other receivables
net of allowance of ($41,000) and ($38,000), respectively	153,000	328,000
Other current assets	1,207,000	814,000

Total current assets	6,634,000	6,377,000

Oil and gas properties, full cost method:
Proved properties	66,154,000	53,265,000
Unproved properties	1,145,000	2,156,000
Accumulated depletion and impairment	(30,447,000)	(27,729,000)

Net oil and gas properties	36,852,000	27,692,000

Support equipment and other non-current assets
net of accumulated depreciation of ($500,000) and ($416,000), respectively	804,000	611,000

Total non-current assets	37,656,000	28,303,000

Total assets	$44,290,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,000	$1,631,000
Accrued liabilities	6,839,000	3,971,000

Total current liabilities	7,179,000	5,602,000

Long-term liabilities:
Long-term debt	8,000,000	4,000,000
Deferred tax liability	3,798,000	2,971,000
Asset retirement obligation, less current portion	2,025,000	1,809,000

Total long-term liabilities	13,823,000	8,780,000

Total liabilities	21,002,000	14,382,000

Shareholders’ equity:
Preferred shares, $0.001 par value, 600,000 authorized	-	-
and none issued or outstanding
Common shares, $0.001 par value, 6,400,000 shares authorized and	18,000	18,000
1,768,000 and 1,802,000 shares issued, respectively
Additional paid-in capital	23,419,000	23,278,000
Treasury stock, at cost, 36,000 and 82,000 shares, respectively	(458,000)	(457,000)
Accumulated earnings (deficit)	309,000	(2,541,000)

Total shareholders’ equity	23,288,000	20,298,000

Total liabilities and shareholders’ equity	$44,290,000	$34,680,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	$4,490,000	$2,752,000	$12,699,000	$7,672,000
Well service and water-disposal revenue	(16,000)	82,000	42,000	318,000

Total revenues	4,474,000	2,834,000	12,741,000	7,990,000

Expenses:
Oil and gas production	1,045,000	866,000	2,748,000	2,523,000
Production tax	468,000	239,000	1,208,000	697,000
Well service and water-disposal	18,000	18,000	74,000	60,000
Depletion and depreciation	1,036,000	577,000	2,802,000	1,332,000
Accretion of asset retirement obligation	52,000	43,000	150,000	130,000
General and administrative	628,000	669,000	1,980,000	1,977,000

Total expenses	3,247,000	2,412,000	8,962,000	6,719,000

Income from operations	1,227,000	422,000	3,779,000	1,271,000

Other income (expense):
Interest and other income	50,000	51,000	65,000	59,000
Interest and other expenses	(48,000)	(2,000)	(125,000)	(3,000)

Total other income (expense)	2,000	49,000	(60,000)	56,000

Income before income tax	1,229,000	471,000	3,719,000	1,327,000

Current income tax (benefit) expense	(28,000)	14,000	42,000	40,000
Deferred income tax expense	324,000	87,000	827,000	161,000

Total income tax expense	296,000	101,000	869,000	201,000

Net income	$933,000	$370,000	$2,850,000	$1,126,000

Per share amounts:
Basic	$0.54	$0.22	$1.65	$0.65
Diluted	$0.54	$0.22	$1.65	$0.65

Weighted average common shares outstanding:
Basic	1,732,230	1,720,712	1,732,243	1,720,712
Diluted	1,732,230	1,720,712	1,732,243	1,720,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,850,000	$1,126,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and depreciation	2,802,000	1,332,000
Deferred income tax expense	827,000	161,000
Accretion of asset retirement obligation	150,000	130,000
Share-based compensation	141,000	133,000
Amortization of deferred financing costs	9,000	―
Change in:
Accounts receivable, net	29,000	(704,000)
Other current assets	(406,000)	(148,000)
Accounts payable, accrued and other liabilities	(1,337,000)	(48,000)

Net cash provided by operating activities	5,065,000	1,982,000

Cash flows from investing activities:
Oil and gas properties	(9,177,000)	(8,483,000)
Purchases of support equipment and other non-current assets	(164,000)	(90,000)
Proceeds from sale of oil and gas property and equipment	291,000	―
Other	(75,000)	―

Net cash used in investing activities	(9,125,000)	(8,573,000)

Cash flows from financing activities:
Borrowings on long-term debt	4,000,000	2,000,000
Deferred financing fees	(46,000)	(30,000)
Purchase of treasury shares	(1,000)	―

Net cash provided by financing activities	3,953,000	1,970,000

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(107,000)	(4,621,000)
Cash and cash equivalents, beginning of year	2,180,000	6,778,000

Cash and cash equivalents, end of period	$2,073,000	$2,157,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$115,000	$3,000
Cash paid for income tax	$1,000	$341,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$77,000	$35,000
Accrued capital expenditures	$2,903,000	$923,000
Prepaid capital expenditures	$13,000	$112,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2013

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

Further, the results of operations for the three and nine months covered by this report, are not necessarily indicative of the operating results that may be expected for the full fiscal year.

Fair Value Measurements.  The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments. The carrying value of the Company's Credit Facility approximates its fair value, interest rates are variable based on prevailing market rates.

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

In July 2013, the FASB issued, ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

2. Other Current Assets

	12/31/13	03/31/13
	(Unaudited)
Drilling and completion cost prepayments	693,000	$371,000
Lease and well equipment inventory	371,000	210,000
Prepaid income tax	70,000	112,000
Prepaid insurance premiums	38,000	88,000
Other current assets	35,000	33,000

Total other current assets	$1,207,000	$814,000

3. Accrued Liabilities

	12/31/13	03/31/13
	(Unaudited)
Accrued operations payable	$5,806,000	$2,933,000
Accrued compensation	328,000	429,000
Short-term asset retirement obligation	306,000	296,000
Accrued income tax payable and other	242,000	213,000
Revenue and production taxes payable	157,000	100,000

Total accrued liabilities	$6,839,000	$3,971,000

4. Oil and Gas Properties

	12/31/13	03/31/13
	(Unaudited)
Proved properties	$66,154,000	$53,265,000
Unproved properties	1,145,000	2,156,000
Less accumulated depletion and impairment	(30,447,000)	(27,729,000)

Total oil and gas properties	$36,852,000	$27,692,000

As of December 31, 2013, the Company has recorded $66,154,000 as proved property costs.  As of March 31, 2013, the Company had recorded $53,265,000 as proved property costs.  Additions of $12,170,000 have been recorded during the nine months ended December 31, 2013, included in these additions are $12,000,000 related to intangible drilling and completion costs and tangible drilling and completion costs. Of the total additions recorded during the nine months ended December 31, 2013, 92% relate to our work in North Dakota.

As of December 31, 2013, the Company has recorded $1,145,000 as unproved property costs.  As of March 31, 2013, the Company had recorded $2,156,000 as unproved property costs.  For the nine months ended December 31, 2013, the Company recorded additional unproved property costs of $588,000 related to wells in progress and $158,000 related to additional investments in unproved properties. During the nine months ended December 31, 2013,  $1,318,000 in costs related to wells and $341,000 related to acreage were transferred from unevaluated to depletable properties, in addition, there were $98,000 of lease expirations.

5. Long-Term Debt

At December 31, 2013, the Company had an outstanding balance of $8,000,000 on it's existing Credit Facility.  Effective September 10, 2013, a redetermination of our allowable borrowing base was completed by the lender and our borrowing base was increased from $6,000,000 to $12,000,000. As of December 31, 2013, we were in compliance with all covenants as required by the Credit Facility.

6. Income Tax

The provision for income tax is comprised of:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$(30,000)	$13,000	$25,000	$36,000
State	2,000	1,000	17,000	4,000
Total current income tax	(28,000)	14,000	42,000	40,000

Deferred:
Federal	307,000	80,000	782,000	149,000
State	17,000	7,000	45,000	12,000
Total deferred income tax	324,000	87,000	827,000	161,000

Income tax expense	$296,000	$101,000	$869,000	$201,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months and nine months ended is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$417,000	$160,000	$1,264,000	$451,000
State taxes, net of federal benefit	13,000	5,000	45,000	12,000
Excess percentage depletion	(184,000)	(89,000)	(494,000)	(296,000)
Other adjustments, net	50,000	25,000	54,000	34,000

Income tax expense	$296,000	$101,000	$869,000	$201,000
Effective rate expressed as a percentage
of income before income tax	24.1%	21.4%	23.4%	15.2%

The overall effective tax rate expressed as a percentage of book income before income tax for the three and nine months ended December 31, 2013, as compared to the corresponding periods in the prior year, varied due to a higher pre-tax income compared to the comparable prior periods, coupled with a change in excess percentage depletion and the impact of adjustments to agree to the tax returns that had been filed.  For the current three and nine months ended December 31, 2013, pre-tax income was $1,229,000 and $3,719,000, respectively, compared to $471,000 and $1,327,000, repectively, for the comparative prior periods.

Net deferred tax assets and liabilities were comprised of:

	December 31,	March 31,
	2013	2013
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$2,062,000	$1,467,000
Net operating loss carry-forward	1,337,000	-
Other accruals	92,000	131,000
Allowance for doubtful accounts	15,000	14,000

Gross deferred tax assets	3,506,000	1,612,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(7,304,000)	(4,583,000)

Gross deferred tax liabilities	(7,304,000)	(4,583,000)

Deferred tax liabilities, net	$(3,798,000)	$(2,971,000)

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

On December 21, 2012, we entered into a $25 million senior secured revolving bank Credit Facility with the Bank of Oklahoma (“Bank”) which provides an additional source of funds to pay our share of drilling and completion costs incurred on wells drilled and completed primarily in the Williston Basin, but also elsewhere. The initial borrowing base on the Credit Facility was $6 million.  Among other provisions, the Credit Facility contains certain affirmative and negative covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. At the end of the quarter ending June 30, 2013, we were not in compliance with Credit Facility current ratio covenant. For further information concerning the Credit Facility and its terms, see our Form 8-K filed with the SEC on January 3, 2013.

Effective September 10, 2013, we entered into a Waiver and First Amendment to Credit Agreement (the “Amended Credit Facility”) with the Bank of Oklahoma in connection with a semiannual redetermination of the borrowing base.  The redetermination resulted in an increase in the borrowing base from $6 million under the initial Credit Facility to $12 million under the Amended Credit Facility, which amount is subject to redetermination.  The covenant violation was waived under terms of the Amended Credit Facility.   As of December 31, 2013, we had an outstanding balance due of $8 million under the Amended Credit Facility and were in compliance with all covenants contained in the Amended Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Amended Credit Facility.  For further information concerning the Amended Credit Facility and its terms, see the Exhibits below in Part II – Item 6 of this Form 10-Q.

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

Hedging.  During the nine months ended December 31, 2013 and 2012, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital.  At December 31, 2013, we had a working capital deficit of $545,000 (a current ratio of 0.92:1) compared to a working capital surplus at March 31, 2013 of $775,000 (a current ratio of 1.14:1).  The decrease in current ratio is primarily a result of the use of accrued payables for the development and exploration of oil and gas properties and ongoing oil and gas operations.

Cash Flow.  Cash provided by operating activities was $5,065,000 for the nine months ended December 31, 2013, compared to $1,982,000 for the nine months ended December 31, 2012.  Changes in operating cash relate primarily to the increase in net income adjusted for non-cash expenses for the nine months ended December 31, 2013 compared to the comparable prior period ended December 31, 2012.  Increases in deferred income tax expense and depletion primarily relate to the increase in the oil and gas property balances. The timing and payment of accounts payable, accrued and other liabilities, especially pertaining to capital expenditure outlays, were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities increased for the nine months ended December 31, 2013, to $9,125,000 from $8,573,000 for the nine months ended December 31, 2012.  This was the result of an increase in the number of wells drilled and completed during the current period compared to the comparable prior period, as explained in “Capital Expenditures” below.

Net cash provided by financing activities was $3,953,000 for the nine months ended December 31, 2013, compared to $1,970,000 for the nine months ended December 31, 2012.  The increase is related to larger borrowings on our Credit Facility between periods for capital expenditures as further described in “Capital Expenditures” below.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the nine months ended December 31, 2013, we spent $12,170,000 on various projects.  This compares to $9,553,000 for the nine months ended December 31, 2012.  During the nine months ended December 31, 2013, capital expenditures were comprised of drilling and completions of our wells producing as of period end (53%), participating in the drilling of ten wells with potential completion as of the fiscal year end (46%), and acquiring leasehold acreage (1%).  The majority (92%) of capital expenditures were spent in North Dakota.  The remainder was spent in other areas on drilling and completions, property improvements and leasehold acreage.

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

Divestitures/Abandonments

For the nine months ended December 31, 2013, we sold a salt water disposal well located in North Dakota for proceeds of $291,000 in the current quarter.  These sales proceeds were received during the fiscal quarter ended December 31, 2013.  We did not plug any wells during the nine months ended December 31, 2013.

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

Other Commitments

We do not have any other commitments beyond our office lease and software maintenance contracts.

Results of Operations

The following provides selected financial information and averages for the three and nine months ended December 31, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue
Oil	$4,023,000	$2,589,000	$11,633,000	$7,263,000
Gas 1	467,000	163,000	1,066,000	409,000
Total revenue 2	4,490,000	2,752,000	12,699,000	7,672,000

Total production expense 3	1,513,000	1,105,000	3,956,000	3,220,000

Gross profit	$2,977,000	$1,647,000	$8,743,000	$4,452,000

Depletion expense	$1,009,000	$559,000	$2,719,000	$1,284,000

Sales volume 4
Oil (Bbls)	47,153	31,549	126,826	89,717
Gas (Mcfs)	47,492	26,542	131,615	71,926

Average sales price 5
Oil (per Bbl)	$85.32	$82.06	$91.72	$80.95
Gas (per Mcf) 6	$9.83	$6.14	$8.10	$5.69

Average per BOE 4, 5, 7
Production expense 5	$27.48	$30.72	$26.59	$31.66
Gross profit 5	$54.06	$45.78	$58.77	$43.77
Depletion expense 5	$18.32	$15.54	$18.28	$12.62

1
Amount includes natural gas liquid (NGL) revenue.  For the three months ended December 31, 2013 and 2012, the NGL revenue included in the gas revenue amount is $245,000 and $44,000, respectively.  For the nine months ended December 31, 2013 and 2012, the NGL revenue included in the gas revenue amount is $462,000 and $122,000, respectively.

2
Amount does not include water service and disposal revenue.  For the three and nine months ended December 31, 2013, this revenue amount is net of ($16,000) and $42,000, respectively, in well service and water disposal revenue, which would otherwise total $4,474,000 and $12,741,000, respectively, in revenue, compared to $82,000 and $318,000 in the respective periods ended December 31, 2012 to total $2,834,000 and $7,990,000 for the comparable three and nine month periods ended December 31, 2012. The ($16,000) in net revenue recorded for the three months ended December 31, 2013 represents the impact of the reversal of a revenue accrual recorded during the three month period ended September 30, 2013.

3	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)

4	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.

5	Averages calculated based upon non-rounded figures.

6
Average gas sales price per Mcf is calculated by dividing total gas and NGL revenue by the gas sales volume per Mcf.  For the three months ended December 31, 2013 and 2012, gas sales price per Mcf, exclusive of NGL revenues, was $4.67 per Mcf and $4.48 per Mcf, respectively.  For the nine months ended December 31, 2013 and 2012, gas sales price per Mcf, exclusive of NGL revenues, was $4.59 per Mcf and $3.99 per Mcf, respectively.

7	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Overview.  Net income for the three months ended December 31, 2013, was $933,000 compared to net income of $370,000 for the three months ended December 31, 2012.  The increase in net income resulted from the increase in oil and gas sales volumes and prices as described in “Revenues” and “Volumes and Prices” below which were partially offset by an increase in expenses for the three month period.

Revenues.  Oil sales revenue increased $1,434,000 (55%) for the three months ended December 31, 2013 to $4,023,000 from $2,589,000 for the three months ended December 31, 2012, due to the increase in reported sales volumes and a higher realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $304,000 (187%) for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, as a result of the increase in reported sales volumes and a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes increased by 49% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.  In addition, the average price per barrel increased by 4% for the three months ended December 31, 2013 over the three months ended December 31, 2012.  The increase in oil sales volumes for the three months ended December 31, 2013 when compared to the three months ended December 31, 2012 was the result of an increase in sales from newly producing wells, offset partially by declines in existing wells.

Gas sales volumes increased by 79% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.  In addition, the average price per Mcf increased by 60% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.  The increase in gas sales volumes for the three months ended December 31, 2013 when compared to the three months ended December 31, 2012 was the result of increased sales volumes from newly producing wells, coupled with a higher percentage of gas being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended December 31,
	2013	2012

Lease operating costs	$754,000	$654,000
Workover costs	215,000	186,000
Production taxes	468,000	239,000
Transportation and other costs	76,000	26,000

Total production expense	$1,513,000	$1,105,000

Oil and gas production expense increased $408,000 (37%) for the three months ended December 31, 2013, as compared to the expenses for the three months ended December 31, 2012, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $15.07 for the three months ended December 31, 2013, compared to $18.90 for the three months ended December 31, 2012.  While the total dollars spent on routine lease operating expense was 22% higher between the comparable periods, the costs are being divided over more BOE in the three months ended December 31, 2013 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 18% for the three months ended December 31, 2013, compared to 25% for the three months ended December 31, 2012.  This decrease in cost in proportion to revenue was due to a combination of the increase in oil and gas prices, sales volume, and the number of producing wells between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses increased $29,000 (16%) for the three months ended December 31, 2013, compared to the respective period ended December 31, 2012.  Consequently, workover costs in the third quarter of fiscal year 2014 decreased to $3.90 per BOE from $5.17 per BOE in the third quarter of fiscal 2013 due to the increase in production volumes between the comparable periods.

Production taxes for the three months ended December 31, 2013 increased 96% over the three months ended December 31, 2012, primarily due to the increase in oil and gas sales revenues.  As a percent of oil and gas sales revenue, production taxes increased slightly to 10% compared to 9% in the prior comparable period.  Because production tax rates vary from state to state, our average production tax rate will vary depending on the quantities sold from each state and the production tax rates, and incentives, in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported BOE volumes for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, causing the costs per BOE to decrease from $30.72 to $27.48.

Other Expenses.  Depletion and depreciation increased $459,000 (80%) for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.  The increase in expense was a result of an increase in the pool of depletable property costs following the inclusion of capital costs associated with newly drilled and completed wells, as well as an increase in the costs related to future development of proved undeveloped wells between the comparable periods.  Depletion and depreciation in the third quarter of fiscal year 2014 increased to $18.81 per BOE from $16.04 per BOE in the third quarter of fiscal 2013.

General and Administrative (“G&A”) expense decreased $41,000 (6%) for the three months ended December 31, 2013, over the expense for the three months ended December 31, 2012.  While G&A expense decreased slightly during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported BOE volumes, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, causing the costs per BOE to decrease from $18.60 to $11.40.

Income Tax.  For the three months ended December 31, 2013, we recorded income tax expense of $296,000, as compared to $101,000 for the three months ended December 31, 2012.  Our effective income tax rate was 24.1% and 21.4% for the three months ended December 31, 2013 and 2012, respectively.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended December 31, 2013, as compared to the same period in 2012, varied due to a higher pre-tax income compared to the comparable prior periods, coupled with a change in excess percentage depletion and the impact of adjustments to agree to the tax returns that had been filed.  For the three months ended December 31, 2013, pre-tax income was $1,229,000 compared to $471,000 for the prior period.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012

Overview.  Net income for the nine months ended December 31, 2013, was $2,850,000 compared to net income of $1,126,000 for the nine months ended December 31, 2012.  The increase in net income resulted from the increase in oil and gas sales volumes and prices as described in “Revenues” and “Volumes and Prices” below which were partially offset by an increase in expenses for the nine month period.

Revenues.  Oil sales revenue increased 60% for the nine months ended December 31, 2013, from $7,263,000 for the nine months ended December 31, 2012 to $11,633,000 for the current period, due to the increase in reported sales volumes and a higher realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $657,000 (161%) for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, as a result of the increase in reported sales volumes and a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes rose by 41% for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012.  The average price per barrel increased by 13% for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012.  The rise in oil sales volumes for the nine months ended December 31, 2013 was the result of a significant contribution from 26 new gross producing oil wells in North Dakota since the comparable period in the prior year.

Gas sales volumes increased by 83% for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012.  In addition, the average price per Mcf increased by 42% for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012.  The increase in gas sales volumes for the nine months ended December 31, 2013 when compared to the nine months ended December 31, 2012 was the result of increased sales volumes from newly producing wells, coupled with a higher percentage of gas being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Nine Months Ended December 31,
	2013	2012

Lease operating costs	$2,129,000	$1,903,000
Workover costs	476,000	573,000
Production taxes	1,208,000	697,000
Transportation and other costs	143,000	47,000

Total production expense	$3,956,000	$3,220,000

Oil and gas production expense increased $736,000 (23%) for the nine months ended December 31, 2013, over the expenses for the nine months ended December 31, 2012, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $15.27 for the nine months ended December 31, 2013, compared to $19.17 for the nine months ended December 31, 2012.  While the total dollars spent on routine lease operating expense was 17% higher between the comparable periods, the costs are being divided over more BOE in the nine months ended December 31, 2013 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 18% for the nine months ended December 31, 2013 and 25% for the nine months ended December 31, 2012.  This decrease of routine LOE in proportion to revenue was due to a combination of the increase in oil and gas prices, sales volume, and the number of producing wells between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses decreased $97,000 (17%) for the nine months ended December 31, 2013, compared to the respective period ended December 31, 2012.  The workover costs were spread over increased sales volumes, resulting in a decrease in workover costs per BOE in the nine months ended December 31, 2013 to $3.20 from $5.63 per BOE in the nine months ended December 31, 2012.

Production taxes for the nine months ended December 31, 2013, increased 73% over the nine months ended December 31, 2012, primarily due to the increase in oil and gas sales revenues.  As a percent of oil and gas sales revenue, production taxes increased to 10% compared to 9% with the respective prior year nine month period.  Because production tax rates vary from state to state, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates, and incentives, in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current period, those costs are spread over greater reported BOE volumes, for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, causing the cost per BOE to decline from $31.66 to $26.59.

Other Expenses. Depletion and depreciation increased $1,470,000 (110%) for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012.  The increase in expense was a result of an increase in the pool of depletable property costs following the inclusion of capital costs associated with newly drilled wells, as well as an increase in the costs related to future development of proved undeveloped wells between the comparable periods.  Depletion and depreciation in the nine months ended December 31, 2013 increased to $18.84 per BOE from $13.10 per BOE in the nine months ended December 31, 2012.

General & Administrative (“G&A”) expense increased $3,000 (0.2%) for the nine months ended December 31, 2013, over the expense for the nine months ended December 31, 2012.  This slight increase in costs is comprised primarily of increases in compensation-related expenses.

The slight increase in G&A costs, coupled with a 46% increase in BOE sales for the nine months ended December 31, 2013, compared to the nine months ended December 31, 2012, resulted in the 32% decrease in expense per BOE from $19.44 for the nine months ended December 31, 2012, to $13.31 for the nine months ended December 31, 2013.

Income Tax.  For the nine months ended December 31, 2013, we recorded income tax expense of $869,000, as compared to $201,000 for the nine months ended December 31, 2012.  Our effective income tax rate was 23.4% and 15.2% for the nine months ended December 31, 2013 and 2012, respectively.  The overall effective tax rate expressed as a percentage of book income before income tax for the nine months ended December 31, 2013, as compared to the same period in 2012, was higher due primarily to higher pre-tax income and increased capital expenditures compared to the comparable period.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the third quarter of the fiscal year ending March 31, 2014:

	Total Number of Shares Purchased¹	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Shares that May Yet be Purchased under the Plan¹

October 1, 2013 – October 31, 2013	9	$17.17	9	103,275
November 1, 2013 – November 30, 2013	21	$16.76	21	103,254
December 1, 2013 – December 31, 2013	—	$—	—	103,254
Total	30	16.88	30

¹
On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 50,000 pre-split shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 150,000 pre-split shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. On November 11, 2013, the Board approved a motion that allowed for up to $5,000 per year to be used to buy back blocks of 99 shares or less.  During the quarter ended December 31, 2013, 30 shares were repurchased at an average price of $16.88 under the share buyback program and 103,254 shares (10,299 post-split shares) remain available for future repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
10.1
Credit Agreement dated as of December 21, 2012 between Earthstone Energy, Inc., as Borrower, and BOKF, N.A. d/b/a  Bank of Oklahoma, as Lender  (filed as Exhibit to Form 8-K dated December 21, 2012, as filed with the SEC on January 2, 2013, and incorporated by reference herein).

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

Date: February 13, 2014