Form 10-K
period 2014-03-31
EARTHSTONE ENERGY INC
filed 2014-06-10
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35049

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year: $17,514,000

The aggregate market value of registrant’s common stock held by non-affiliates was approximately $21,048,567 as of the registrant’s most recently completed second fiscal quarter.

As of June 9, 2014, 1,729,123 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, no later than 120 days after March 31, 2014.

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

“Injector well” – A well used for the injection of water, gas, steam or CO2 into an oil or gas producing reservoir/unit in order to maintain reservoir pressure, heat the oil or lower its viscosity, in order to increase oil and/or gas recovery and to safely dispose of the salt and/or fresh water produced with oil and natural gas.

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

Terms used to assign a present value to or to classify our reserves:

 “PV-10” – The estimated future cash flow, discounted at a rate of 10% per annum, with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the U.S. Securities and Exchange Commission (“SEC”).

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

Earthstone Energy, Inc.
Form 10-K
March 31, 2014

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Earthstone Energy, Inc. was incorporated in Delaware in 1969 as Basic Earth Science Systems, Inc. We changed our name to Earthstone Energy, Inc. in 2010. Earthstone Energy, Inc. (“Earthstone” or the “Company” or “we” or “our” or “us”) is a growth-oriented independent oil and gas exploration and production company primarily engaged in the exploration, development and production of oil and natural gas properties. We have an established production base that generates positive cash flow from operating activities and profits. Our operating activities are concentrated in the North Dakota and Montana portions of the Williston Basin and South Texas. As of March 31, 2014, our estimated net proved oil and natural gas reserves were 2,554,000 Bbls of oil and condensate and 3,413,000 Mcf of natural gas.

Recent Developments – Pending Strategic Combination

On May 15, 2014, the Company announced that it had entered into an Exchange Agreement (the “Exchange Agreement”) with Oak Valley Resources, LLC (“Oak Valley”) whereby the membership interests in three subsidiaries of Oak Valley, inclusive of producing assets, undeveloped acreage and an estimated $138 million of cash, would be contributed and transferred to the Company in exchange for the issuance of approximately 9.1 million shares of the Company’s common stock (“Common Stock”) to Oak Valley (the “Exchange”). Following the Exchange, current Company stockholders will own 16% of the Company's outstanding Common Stock and Oak Valley will own 84% of the Company's outstanding Common Stock.  Closing conditions include, approval by our shareholders for the issuance to Oak Valley of the Common Stock in the Exchange, approval by our shareholders of an amendment to the certificate of incorporation to increase our authorized capital to 100,000,000 shares of Common Stock and 20,000,000 shares of preferred stock and listing approval by NYSE MKT of the Common Stock to be issued to Oak Valley in the Exchange. It is anticipated that the Exchange will not be completed until the third calendar quarter of 2014, subject to customary and specific closing conditions. There are no assurances that all of the closing conditions to the Exchange will be satisfied, or that the Exchange will be consummated.

Pending closing of the Exchange, the Company has agreed in the Exchange Agreement to various covenants and restrictions related to the conduct of its business including, among others, (i) to conduct its business in the ordinary course consistent with past practices, (ii) to retain the services of its present officers and key employees, (iii) to use commercially reasonable efforts to comply in all material respects with applicable laws and material contracts, (iv) not to issue, sell, grant, dispose of, accelerate or modify, as appropriate, any of its securities, (v) not to redeem, purchase or acquire any of its outstanding securities, except in connection with the vesting, settlement or forfeiture of, or tax withholding with respect to, any equity or equity-based awards granted under any Company equity plan that is outstanding as of date of the Exchange Agreement, (vi) not to incur, refinance or assume any indebtedness for borrowed money other than borrowings under the Company’s existing credit facility, (viii) not to sell, transfer, lease, farmout or otherwise dispose of any of the Company’s properties with a fair market value in excess of $1 million, (ix) not to make any unbudgeted capital expenditure(s) in excess of $5 million, without consultation and consent of Oak Valley, which consent shall not be unreasonably withheld, delayed or conditioned, or except as may be reasonably required to conduct emergency operations, repairs or replacements on any well, pipeline or other facility, or (x) not to (A) materially increase the compensation of any executive officer, (B) pay any bonus or incentive compensation, (C) grant any new equity or non-equity based compensation award, except as required by applicable law or any employee benefit plans. The Company does not anticipate that the subject covenants and restrictions agreed to in the Exchange Agreement will materially interfere with, change, alter or otherwise impact, the Company’s on-going and continuing activities over the next several months until the Exchange is consummated or otherwise terminated.

The foregoing descriptions of the Exchange and the Exchange Agreement do not purport to be complete and are qualified in their entirety by the terms and provisions of the Exchange Agreement, a copy of which is attached to the Current Report on Form 8-K as filed by the Company with the U.S. Securities Exchange Commission on May 16, 2014. A copy of the subject Form 8-K can be obtained by accessing the SEC’s website at http://www.sec.gov.

Strategy

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves and cash flow through acquisitions, exploration, development, exploitation, and divestiture of oil and gas properties following a balanced risk strategy. The strategy set forth below is based on Earthstone as it is now configured. If the Exchange is completed, the management and properties of Earthstone will change, as will the strategic direction and property development priorities.

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

Last year, Earthstone began a re-evaluation of the West Cole Unit and the West Cole North Unit (Units); our long-held, waterflood properties in Webb County, Texas.  As a result, the Company identified 11 potential new locations that could prove productive.  The Company has begun to evaluate three of these locations.  If these three wells prove to be economic producers, the Company has eight remaining locations that could be drilled.

In addition to the Williston Basin and South Texas, we are pursuing an exploration project in the Nebraska portion of the Denver-Julesburg (DJ) Basin. While the Nebraska panhandle has long been a producing region with a high density of shallow wells, it has only been sparsely explored in its deeper horizons. Based on 3D seismic, the Company had identified eight areas of interest, or prospects within the area.  After drilling a dry hole last year on one our prospects, Earthstone is re-evaluating our seismic interpretation, our remaining prospects and other areas within Cheyenne County, Nebraska that may be of interest.  Earthstone is, and will be, the operator of wells drilled in this project.

Last year, non-operated drilling projects comprised the majority of capital expenditures. In the coming year, we expect this trend to continue despite our Nebraska project, due to the size of the Bakken exposure we now have in North Dakota. We expect to continue to emphasize the acquisition of producing properties. However, these efforts are typically not predictable and are opportunistic in nature.

Historically, we have not placed emphasis on acquiring new, large, non-producing acreage positions. In the coming year, as our existing inventory of North Dakota acreage is developed, we may shift capital expenditure dollars into undeveloped acreage in this area.

We will be focusing on keeping our operating costs under control. However, we expect rig and vendor service costs to continue to escalate, especially in North Dakota and Montana, due to high demand. Maintaining a low overhead structure is fundamental to our cost containment. However, over the last two years we have expanded and/or restructured our staff to increase our operational capability in preparation for our Nebraska project, to more closely monitor and maintain our Bakken acreage and to comply with increased regulation. We are using, and will continue to use, the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

We caution our current expectations have, and may in the future, be altered by subsequent events, including the Exchange, or other, more attractive opportunities that may present themselves in the future.

On-Going Activities

Williston Basin. The Williston Basin continues to be our highest area of activity, both in terms of cash flow from existing properties and expenditures for drilling efforts as well as the acquisition of producing properties. We have several areas within the Williston Basin where we expect drilling operations to commence and/or continue this calendar year. These areas are the Banks and Indian Hill Fields in McKenzie County, North Dakota. While this is not our primary area of focus, we continue to deploy capital in areas beyond the Williston Basin to exploit reserve potential both on existing properties and new prospects.

Banks Field — McKenzie County, North Dakota. In the last year, 32 horizontal Bakken/Three Forks wells in which we had interests were completed and brought onto production.  All of these wells are being operated by Statoil. Drilling commenced on an additional seven wells in which we have interests, but as of March 31, 2014, these wells have not been completed. All seven wells are considered to be Proved Undeveloped, per SEC criteria.  Based on information available at this time, we are anticipating an additional 99 wells in this prospect.

Indian Hill & Camel Butte Fields — McKenzie County, North Dakota.  We currently have an interest in two horizontal Bakken/Three Forks wells in the Indian Hill Field and three horizontal Bakken/Three Forks wells in the Camel Butte Field.  We, along with Continental Resources, Inc., have commenced drilling five horizontal Bakken/Three Forks wells, but as of March 31, 2014, these wells have not been completed.  Conoco Phillips drilled and completed one well in the Camel Butte Field.  These five Continental wells are considered to be Proved Undeveloped, per SEC criteria.

Elm Coulee Field — Richland County, Montana. We currently have an interest in four horizontal Bakken wells in the Elm Coulee Field and several Legacy vertical wells that hold Bakken acreage. Most areas in the Elm Coulee Field contain two wells per spacing unit. Now that this field is reaching maturity, it is not unreasonable to expect select areas of this field to be developed with three wells per spacing unit.
.
Bailey, Champion & Murphy Creek Fields — Dunn County, North Dakota. We currently have an interest in nine producing horizontal Bakken wells.

Mondak Field — McKenzie County, North Dakota. We currently have an interest in three horizontal Bakken wells in the Mondak Field. This acreage is currently developed for one well per spacing unit. However, we anticipate that this acreage will be developed at higher densities in the future.

Divide County, North Dakota — Sheridan County, Montana. In both of these counties we hold undeveloped acreage by virtue of existing vertical wells.  The acreage is probable for Bakken or Three Forks development.  In the past year, several companies have drilled horizontal Bakken or Three Forks wells in the area, albeit with limited success.  In 2012, we acquired three producing vertical wells, along with each wells’ associated acreage.  We also participated with Vess Oil Corporation in the drilling of a horizontal Ratcliffe well in the Rush Mountain Field of Sheridan County with a 10% working interest.  Given cost overruns by Vess, the well was less than successful.  Vess has the right to propose additional horizontal Ratcliffe wells, but so far has declined to do so.

Permo-Penn Play, Nebraska, DJ Basin. We acquired approximately 70 square miles of 3D seismic data and 30,000 gross acres of leasehold primarily in Cheyenne County.   The deeper formations in this area are relatively unexplored; in some cases less than one deep well per township. However, by Williston Basin standards, these wells are much shallower and are inexpensive to drill. Our initial effort was a vertical well that resulted in a dry hole.  Going forward, as we gain better knowledge of the deposits, we may incorporate horizontal drilling into our exploration efforts. We are the Operator of this venture and have a 45% working interest.

Reserves

During the year ended March 31, 2014, our proved reserves in BOE and PV-10 increased approximately 7% and 43%, respectively (from March 31, 2013). Additional information about our reserves and the calculation of reserves may be referenced in Item 2. “Description of Property.”

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

Major Customers. During the year ended March 31, 2014, approximately 20% of our oil and natural gas production revenues were received from sales to seven purchasers (compared to 35% to six purchasers in the previous fiscal year). The remaining 80% of our revenue was received from non-operated properties where we have no direct contact with the purchaser. On these properties, our portion of the product is marketed on our behalf by the 25 different companies who operate these wells. These 25 companies may, unbeknownst to us, market to one or more of the same purchasers to whom we sell directly. Therefore, we are unable to ascertain the total extent of combined purchaser concentration. To the extent of our knowledge, in the event of the bankruptcy of any one of these purchasers, or purchasers on non-operated properties, it has been estimated that the reduction in annual revenue would be less than 10%. It is not expected that the loss of any one of these purchasers would cause a material adverse impact on the Company’s results from operations, as alternative markets for oil and natural gas production are readily available.

Competition

The oil and gas industry is a highly competitive and speculative business. We encounter strong competition from major and independent oil companies in all phases of our operations. In this arena, we must compete with many companies having financial resources and technical staffs significantly larger than our own. Furthermore, as a small company with limited market liquidity, we compete with larger companies that have greater, more efficient, access to the capital markets.  Finally, as “resource plays” have evolved, the industry has become much more capital intensive and our exposure to opportunities has been diminished due to our limited resources.

Employees

As of March 31, 2014, we had 12 full-time, three part-time employees and four part-time contractors. Five of these employees are primarily field laborers and are located at our subsidiary’s (Basic Petroleum Services, Inc.) field office in Bruni, Texas, 45 miles southeast of Laredo, Texas. In addition, in other areas, we have five contract field workers on a part-time retainer basis. We believe our employee and contractor relations are good.

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

The Company engages in hydraulic fracturing activities. Each state has comprehensive laws and regulations to provide for safe well construction practices and operations to ensure the protection of drinking water sources. To our knowledge, the Company is, and remains, in compliance with all federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. With regards to the magnitude of our use of hydraulic fracturing of oil and gas wells, the Company holds a minority interest in a number of wells that are under the management and control of far larger companies who apply various stimulation strategies. The Company’s ownership varies on these new drilling projects from 0.1% to 6.5% interest depending on the specific well. With these small interests, if a containment failure were to occur on a single well, it is not likely that the event would have a material financial or operational impact on the Company.

Potential environmental effects may also arise from the use of disposal and injector wells. We hold a working interest in five disposal and seven injector wells, nine of which we operate, the remaining of which are owned and operated by third parties whose disposal practices are outside of our control.

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

Available Information

We make available on our website, earthstoneenergy.com, under “Investor Relations, SEC Filings,” free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Producing Properties: Location and Impact

As of March 31, 2014, we owned a working interest in 157 gross producing oil wells, three gross producing gas wells, six disposal wells and seven injector wells.

Productive Wells

	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas

North Dakota	99	2	10.77	0.13
Montana	28	—	11.98	—
Texas	27	—	24.10	—
Louisiana	2	—	0.11	—
Colorado	—	1	—	0.05
Wyoming	1	—	0.47	—
Total	157	3	47.43	0.18

Production

Specific production data relative to our oil and natural gas producing properties can be found in the Selected Financial Information table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reserves

As of March 31, 2014, our estimated proved oil and natural gas reserves in barrels of oil equivalent (“BOE”) was 3,123,000, a 7% increase from the prior year end’s estimated proved oil and natural gas reserves of 2,921,000 BOE. This increase primarily reflects the addition of new wells.

 Geographically, our reported reserves are located in two primary areas: the Williston Basin in North Dakota and Montana and Onshore South Texas. The following table summarizes the estimated proved developed oil and natural gas reserves for these two areas as of March 31, 2014.  While we hold interests in producing wells outside of these two primary locations, these wells are not reported in the following table due to their insignificance.

Estimated Proved Developed Oil and Gas Reserves by Area

	Net Oil	Net Gas
	(Bbls)	(Mcf)	BOE	%

Williston Basin	1,093,000	1,773,000	1,389,000	76.2%

South Texas/Onshore Gulf Coast	433,000	—	433,000	23.8%

Total	1,526,000	1,773,000	1,822,000	100.0%

Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance. All of our reported oil and natural gas reserves have been estimated as of March 31, 2014 and 2013, by the Ryder Scott Company (“Ryder Scott”) of Houston, Texas. Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 75 years. Ryder Scott is employee owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. Ryder Scott has over 80 engineers and geoscientists on their permanent staff. The office of Ryder Scott that prepared our reserves estimates is registered in the state of Texas (License #F-1580). Ryder Scott prepared our reserve estimate based upon a review of property interests being appraised, historical production, lease operating expenses and price differentials for our wells. Additionally, authorizations for expenditure ("AFEs"), geological and geophysical data, and other engineering data that complies with SEC guidelines are among that which we provide to such engineer for consideration in estimating our underground accumulations of crude oil and natural gas. This information was reviewed by Ray Singleton, our President and Chief Executive Officer, to ensure accuracy and completeness of the data prior to and after submission to Ryder Scott. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. In his capacity as an engineer, Mr. Singleton prepared reserve and economic estimates during his employment with both Amoco Production Company and Champlin Petroleum. Mr. Singleton continued providing economic evaluations for approximately 40 different clients through his engineering consulting firm, Singleton & Associates, from 1982 to 1988, and thereafter for Earthstone Energy, Inc. since his employment in 1988. In addition, Mr. Singleton is currently a member of the Society of Petroleum Engineers. The report of Ryder Scott dated May 9, 2014, which contains further discussions of the reserve estimates and evaluations prepared by Ryder Scott as well as the qualifications of Ryder Scott’s technical personnel responsible for overseeing such estimates and evaluations, is attached as Exhibit 99.3 to this report.

Technologies Used in Preparation of Proved Reserves Estimates

All of the proved producing reserves attributable to producing wells and/or reservoirs were estimated by performance methods. These performance methods used are limited to decline curve analysis which utilized extrapolations of historical production and pressure data available through March 31, 2014. The data used in this analysis was obtained from public data sources and was considered sufficient for calculating producing reserves. The proved undeveloped reserves were estimated by the analogy method. The analogy method uses pertinent well data obtained from public data sources that were available through March 31, 2014.

Oil and gas reserves and the estimates of the present value of future net revenues were determined based on prices and costs as prescribed by SEC and the Financial Accounting Standards Board (“FASB”) guidelines. Reserve calculations involve the estimate of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received. Such estimates are not precise and are based on assumptions regarding a variety of factors, many of which are variable and uncertain. Proved oil and gas reserves are the estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves were estimated in accordance with guidelines established by the SEC and FASB, which require that reserves estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

The following table sets forth certain information regarding estimates of our oil and gas reserves as of March 31, 2014. All of our reserves are located in the United States.

Estimated Proved Developed and Undeveloped Oil and Gas Reserves

	Proved Developed
	Producing	Non-Producing	Proved Undeveloped	Total Proved

Net Remaining Reserves
Oil/Condensate - Bbls	1,526,000	―	1,028,000	2,554,000
Plant Products - Bbls	―	―	―	―
Gas – Mcf	1,773,000	―	1,640,000	3,413,000

Estimated Proved Undeveloped Oil and Gas Reserves

During 2014, we had a positive revision of 14,000 BOE, or 1%, of our March 31, 2013 estimated proved undeveloped reserves balance.  The primary cause for these revisions was due to increases in pricing which extended the economic life of the wells.  Within portions of our areas of operation, actual well results underperformed relative to the proved undeveloped forecasts in our March 31, 2013 reserve report.  The proved undeveloped forecasts in these areas have been adjusted to reflect these well performances in our March 31, 2014 reserve report.  A reconciliation of the change in proved undeveloped reserves during the year ended March 31, 2014 is as follows:

BOE

Estimated Proved Undeveloped Reserves, beginning of year	1,336,000
PUD converted to PDP	(506,000)
PUD added during the year	457,000
Revisions of previous estimates	14,000
Estimated Proved Undeveloped Reserves, end of year	1,301,000

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

Oil and Gas Production and Sales Prices

Refer to Selected Financial Information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” wherein we present our net oil and gas production, the average sales price, and the average cost of production per BOE, for the years ended March 31, 2014 and 2013.

Drilling Activities

The following table sets forth our gross and net working interests in exploratory and development wells drilled during the years ended March 31, 2014, 2013 and 2012, respectively:

Exploratory and Developmental Wells Drilled

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive
Oil	―	―	―	―	―	―
Gas	―	―	―	―	―	―
Dry holes	1	0.45	―	―	―	―

Total Exploratory	1	0.45	―	―	―	―

Developmental
Productive
Oil	35	1.45	20	0.508	18	0.74
Gas	―	―	―	―	―	―
Dry holes	―	―	―	―	―	―

Total Developmental	35	1.45	20	0.508	18	0.74

Total Exploratory and Developmental Wells Drilled	36	1.9	20	0.508	18	0.74

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

Gross and Net Acreage

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Louisiana	687	51	—	—
Montana	7,053	2,090	12,472	2,557
Nebraska	—	—	30,469	11,700
North Dakota	25,315	2,572	5,809	1,614
Texas	2,807	2,464	—	—
Utah	—	—	42,736	441
Wyoming	1,118	149	5,701	781

Total	36,980	7,326	97,187	17,093

Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of oil and natural gas.

Leasehold Acreage Expirations

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, natural gas liquids (“NGL”) and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of March 31, 2014, we estimate that we had leases that were not developed that represented 12,204 net acres potentially expiring as follows:

Future Expirations of Net Acreage

March 31,
(in net acres)
Future expirations of net acreage:
2015	656
2016	1,715
2017	1,423
2018	5,960
2019	2,206
Thereafter	244

12,204

Office Lease

We currently lease approximately 7,000 square feet of office space in downtown Denver, Colorado from an independent third party for approximately $9,880 per month plus maintenance fees. The lease term ends on April 30, 2016. For additional information see Note 7 to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock, Number of Holders and Dividend Policy

Our common stock is currently quoted on NYSE MKT under the ticker symbol “ESTE”.

The closing bid price on NYSE MKT of our common stock on June 9, 2014, was $29.20.

The following table sets forth the range of high and low bid quotations of our common stock for each of the periods indicated below as reported by the NYSE MKT. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended March 31,
	2014		2013
	High	Low	High	Low

First Quarter	$16.49	$13.26	$22.75	$15.54
Second Quarter	17.20	12.70	16.25	13.44
Third Quarter	19.21	16.06	18.11	14.74
Fourth Quarter	22.70	17.48	18.50	15.74

As of June 9, 2014, we had approximately 1,869 shareholders of record. We have never paid a cash dividend on our common stock. Any future dividend on common stock will be at the discretion of the Board and will be dependent upon the Company’s earnings and financial condition, receipt of our lender’s consent and other factors. Our Board presently has no plans to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the fourth quarter of the year ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Shares that May Yet be Purchased under the Plan
January 1, 2014 - January 31, 2014	—	$—	—	103,254
February 1, 2014 - February 28, 2014	—	$—	—	103,254
March 1, 2014 - March 31, 2014	—	$—	—	103,254

Total	—		—

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

The discussion set forth describes Earthstone as it is currently configured. If the Exchange agreement is completed, our liquidity outlook, capital structure and planned capital expenditures will be significantly different.

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

Effective September 10, 2013, we entered into a Waiver and First Amendment to Credit Agreement (the “Amended Credit Facility”) with the Bank in connection with a semiannual redetermination of the borrowing base.  The redetermination resulted in an increase in the borrowing base from $6 million under the initial Credit Facility to $12 million under the Amended Credit Facility, which amount is subject to redetermination.  As of March 31, 2014, we had an outstanding balance due of $9 million under the Amended Credit Facility and were in compliance with all covenants contained in the Amended Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Amended Credit Facility.  For further information concerning the Amended Credit Facility and its terms, see the Exhibits below in Part IV – Item 15 of this Form 10-K.

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

Hedging. During the years ended March 31, 2014 and 2013, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. As of March 31, 2014, we had a working capital surplus of $2,694,000 (a current ratio of 1.47:1) compared to a working capital surplus as of March 31, 2013 of $775,000 (a current ratio of 1.14:1). The increase in current ratio is primarily a result of an increase in oil and gas sales that remained collectible at March 31, 2014 when compared to the prior year, due to an increase in oil and gas sales between the two years.

Cash Flow. Cash provided by operating activities increased from $3,867,000 for the year ended March 31, 2013 to $6,441,000 for the year ended March 31, 2014.  Changes in operating cash relate primarily to the increase in net income adjusted for non-cash expenses for the year ended March 31, 2014 compared to the comparable prior period. Deferred income tax expense and depletion primarily related to the increase in the oil and gas property balances, coupled with the  timing and payment of accounts payable and accrued liabilities, especially pertaining to capital expenditures were also factors in deriving net cash flows from operations.

Overall, net cash used in investing activities decreased from the previous year from $12,417,000 for the year ended March 31, 2013 to $10,903,000 for the year ended March 31, 2014. The decrease in cash used relates primarily to decreased  expenditures on the acquisition of producing properties, primarily on horizontal Bakken wells in the Williston Basin where for a large portion of the year just one drilling rig was operating in the Banks field as compared to multiple rigs in the prior fiscal period.

Net cash provided by financing activities for the years ended March 31, 2014 and 2013 was $4,953,000 and $3,952,000, respectively, related to borrowings on our credit facility, offset by certain fees and costs for that borrowing.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such, may not be consistent with the amounts presented on the consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the year ended March 31, 2014, we incurred capital expenditures of $12,830,000 on various projects. This compares to $13,900,000 for the year ended March 31, 2013. During the year ended March 31, 2014, capital expenditures were comprised of drilling and completions of wells producing as of year-end (54%), drilling of wells to be completed as of calendar year-end (43%), and leaseholds (3%). The majority (88%) of capital expenditures occurred in the Williston Basin. The remainder was spent in other areas on property improvements and leasehold acreage.

At present cash flow levels, we expect to have sufficient funds available for our share of both the outstanding AFEs and any additional acreage, seismic and/or drilling cost requirements that might arise from our existing opportunities. We may alter or vary all or part of any planned capital expenditures for reasons including, but not limited to, changes in circumstances, unforeseen opportunities, the inability to negotiate favorable acquisition, farmout, joint venture or divestiture terms, commodity prices, lack of cash flow, and lack of additional funding.

We are continually evaluating drilling and acquisition opportunities for possible participation. Typically, at any one time, several opportunities are in various stages of evaluation. Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken.

Divestitures/Abandonments

For the year ended March 31, 2014, we divested our interests in a salt water disposal well located in North Dakota for proceeds of $292,000.  We plugged and abandoned one well located in Nebraska during the year ended March 31, 2014.  The net costs associated with the plugging and abandonment amounted to $56,000.

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

Other Commitments

Other than the aforementioned outstanding AFEs, we do not have any other commitments beyond our office lease.  See Note 7 to the consolidated financial statements.

Results of Operations

Selected Financial Information

The following provides selected financial information and averages for the years ended March 31, 2014 and 2013. Certain prior year amounts may have been reclassified to conform to the current presentation.

	Year Ended March 31,
	2014	2013

Revenue
Oil	$15,633,000	$10,283,000
Gas 1	1,807,000	699,000
Total revenue 2	17,440,000	10,982,000

Total production expense 3	3,957,000	3,453,000

Gross profit	$13,483,000	$7,529,000

Depletion expense	$3,768,000	$1,951,000

Sales volume 4
Oil (Bbls)	173,880	122,655
Gas (Mcfs)	189,933	107,076
BOE	205,536	140,501

Average sales price 5
Oil (per Bbl)	$89.91	$83.84
Gas (per Mcf) 6	$9.51	$6.53
BOE	$84.85	$78.16

Average per BOE 4, 5, 7
Production expense 5	$19.25	$24.58
Gross profit 5	$65.60	$53.59
Depletion expense 5	$18.33	$13.89
__________________
1	Amount includes NGL revenue. For the years ended March 31, 2014 and 2013, the NGL revenue included in the gas revenue amount is $808,000 and $221,000, respectively.
2
Amount does not include water service and disposal revenue.  For the years ended March 31, 2014 and 2013, this revenue amount is net of $74,000 and $396,000, respectively, in well service and water disposal revenue, which would otherwise total $17,514,000 and $11,378,000, respectively, in revenue.

3	Overall lifting cost (oil and gas production costs and the cost of workovers)
4	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
5	Averages calculated based upon non-rounded figures.
6
Average gas sales price per Mcf is calculated by dividing total gas and NGL revenue by the gas sales volume per Mcf.  For the years ended March 31, 2014 and 2013, gas sales price per Mcf, exclusive of NGL revenues, was $5.26 per Mcf and $4.46 per Mcf, respectively.

7	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

The Year Ended March 31, 2014 Compared with the Year Ended March 31, 2013

Overview. Net income for the year ended March 31, 2014, was $3,939,000 compared to $1,780,000 for the year ended March 31, 2013 a 121% increase.  Increases in sales volumes, coupled with increases in the sales price per barrel of oil equivalent (“BOE”), offset by higher production costs and DD&A expense, resulted in the increase in net income.

Revenues. Oil and natural gas sales revenue increased $6,458,000 (59%) from $10,982,000 for the year ended March 31, 2013 to $17,440,000 for the year ended March 31, 2014, due to an overall 9% higher realized price per BOE and a 46% overall increase in sales volumes.

Volumes and Prices. On an equivalent barrel basis, sales were 206,000 BOE for the year ended March 31, 2014 compared to 141,000 BOE for the year ended March 31, 2013, a 46% increase.

Oil sales volumes increased 42% from 122,655 barrels for the year ended March 31, 2013 to 173,880 barrels for the year ended March 31, 2014, while the average price per barrel increased 7% from $83.84 for the year ended March 31, 2013 to $89.91 for the year ended March 31, 2014. The rise in oil volumes resulted from production from newly producing wells offset, partially, by declines in existing wells.

Gas sales volumes increased 77% from 107,076 Mcf for the year ended March 31, 2013 to 189,933 Mcf for the year ended March 31, 2014, while the average price per Mcf increased 46%, from $6.53 for the year ended March 31, 2013 to $9.51 for the year ended March 31, 2014. The increase in volumes is primarily related to newly producing wells, coupled with a higher percentage of gas being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expenses. Production expenses are comprised of the following items:

	Year Ended March 31,
	2014	2013

Lease operating expenses	$2,920,000	$2,563,000
Workover expenses	689,000	816,000
Transportation and other expenses	348,000	74,000

	$3,957,000	$3,453,000

Oil and gas production expense increased $504,000 (15%) for the year ended March 31, 2014, as compared to the year ended March 31, 2013. The two principal components of oil and gas production expense are routine lease operating expenses (“LOE”) and workovers. Routine expenses typically include such items as daily well maintenance, utilities, fuel, water disposal and minor surface equipment repairs. Workovers primarily include downhole repairs and are generally random in nature. Although workovers are expected, they can be much more frequent in some wells than others and their associated costs can be significant. Therefore, workovers account for more dramatic fluctuations in oil and gas production expense from period to period.

LOE and transportation and other expenses increased $357,000 (14%) and $274,000 (370%), respectively, for the year ended March 31, 2014, as compared to the year ended March 31, 2013. Workover expense decreased $127,000 (16%) from $816,000 for the year ended March 31, 2013 to $689,000 for the year ended March 31, 2014.

The overall lifting cost per BOE decreased $5.33 (22%) from $24.58 for the year ended March 31, 2013 to $19.25 for the year ended March 31, 2014. This decrease resulted from those costs being spread over larger reported BOE volumes. This lifting cost per equivalent barrel is not indicative of all wells, and certain high-cost wells could be shut-in should oil prices drop below certain levels.

Other Expenses.

Depletion and depreciation expense increased $1,864,000 (92%) from $2,017,000 for the year ended March 31, 2013 to $3,881,000 for the year ended March 31, 2014 due to the addition of numerous high-cost North Dakota wells to the depletion base. These newer North Dakota wells reflect a higher investment per well than the remaining, un-expensed depletion base associated with our Legacy properties. Correspondingly, depletion expense per BOE increased from $13.89 for the year ended March 31, 2013 to $18.33 for the year ended March 31, 2014.

General and administrative (“G&A”) expense increased $3,000 (0.1%) from $2,625,000 for the year ended March 31, 2013, to $2,628,000 for the year ended March 31, 2014. This slight increase in costs is comprised primarily of increases in compensation-related expenses.  As a percent of total sales revenue, G&A expense decreased from 23% for the year ended March 31, 2013 to 15% for the year ended March 31, 2014.

Income Tax. For the year ended March 31, 2014, we recorded income tax expense of $1,125,000. This amount consisted of a current period benefit of $390,000, resulting from the utilization of previously accumulated net operating losses, and deferred tax expense of $1,515,000. Our effective income tax rate increased from 14.5% for the year ended March 31, 2013 to 22.2% for the year ended March 31, 2014. Our effective income tax rate was higher for the year ended March 31, 2014 primarily due to a decrease in the percentage of current year excess depletion deduction between the comparable periods.

Critical Accounting Policies and Estimates

See Note 1 to the consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented.  We are required to implement this guidance effective for the first quarter of fiscal 2014.  The adoption of ASU 2011-11 did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit,  be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for our fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. We are currently evaluating the impact of the new rule, but believe the balance sheet impact will not be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Earthstone Energy, Inc.
Table of Contents
Consolidated Financial Statements
and Accompanying Notes
March 31, 2014 and 2013

Page
Re Report of Independent Registered Public Accounting Firm – EKS&H LLLP	27
Consolidated Balance Sheets	28-29
Consolidated Statements of Operations	30
Consolidated Statements of Shareholders’ Equity	31
Consolidated Statements of Cash Flows	32
Notes to Consolidated Financial Statements	33-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Earthstone Energy, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and Subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthstone Energy, Inc. as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKSH LLLP

Denver, Colorado
June 10, 2014

Earthstone Energy, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$2,671,000	$2,180,000
Accounts receivable:
Oil and gas sales	3,895,000	2,753,000
Joint interest and other receivables, net of allowance of ($15,000) and ($38,000), respectively	758,000	630,000
Other current assets	1,043,000	814,000

Total current assets	8,367,000	6,377,000

Oil and gas properties, full cost method:
Proved properties	67,186,000	53,265,000
Unproved properties	773,000	2,156,000
Accumulated depletion and impairment	(31,496,000)	(27,729,000)

Net oil and gas properties	36,463,000	27,692,000

Support equipment and other non-current assets, net of accumulated depreciation of ($514,000) and ($416,000), respectively	791,000	611,000

Total non-current assets	37,254,000	28,303,000

Total assets	$45,621,000	$34,680,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2014	2013

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$430,000	$1,631,000
Accrued liabilities	5,243,000	3,971,000

Total current liabilities	5,673,000	5,602,000

Long-term liabilities:
Long-term debt	9,000,000	4,000,000
Deferred tax liability	4,486,000	2,971,000
Asset retirement obligation, less current portion	2,068,000	1,809,000

Total long-term liabilities	15,554,000	8,780,000

Total liabilities	21,227,000	14,382,000

Shareholders’ equity:
Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,753,000 and 1,802,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,436,000	23,278,000
Treasury stock, at cost, 24,000 and 82,000 shares, respectively	(458,000)	(457,000)
Accumulated earnings (deficit)	1,398,000	(2,541,000)

Total shareholders’ equity	24,394,000	20,298,000

Total liabilities and shareholders’ equity	$45,621,000	$34,680,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Operations

	Year ended March 31,
	2014	2013
Revenues:
Oil and gas sales	$17,440,000	$10,982,000
Well service and water-disposal revenue	74,000	396,000

Total revenues	17,514,000	11,378,000

Expenses:
Oil and gas production	3,957,000	3,453,000
Production tax	1,582,000	971,000
Well service and water-disposal	100,000	94,000
Depletion and depreciation	3,881,000	2,017,000
Accretion of asset retirement obligation	202,000	177,000
General and administrative	2,628,000	2,625,000

Total expenses	12,350,000	9,337,000

Income from operations	5,164,000	2,041,000

Other income (expense):
Interest and other income	73,000	62,000
Interest and other expenses	(173,000)	(21,000)

Total other income (expense)	(100,000)	41,000

Income before income tax	5,064,000	2,082,000

Current income tax (benefit) expense	(390,000)	62,000
Deferred income tax expense	1,515,000	240,000

Total income tax expense	1,125,000	302,000

Net income	$3,939,000	$1,780,000

Per share amounts:
Basic	$2.27	$1.03
Diluted	$2.27	$1.03

Weighted average common shares outstanding:
Basic	1,731,812	1,720,712
Diluted	1,731,812	1,720,712

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Shareholders' Equity
Years ended March 31, 2014 and 2013

			Additional			Accumulated
	Common shares		paid-in	Treasury shares		earnings/
	Shares	Amount	capital	Shares	Amount	(deficit)	Total

Balances at March 31, 2012	1,788,000	$18,000	$23,108,000	(82,000)	$(457,000)	$(4,321,000)	$18,348,000

Share-based compensation	14,000	-	170,000	-	-	-	170,000
Net income	-	-	-	-	-	1,780,000	1,780,000

Balances at March 31, 2013	1,802,000	$18,000	$23,278,000	(82,000)	$(457,000)	$(2,541,000)	$20,298,000

Purchase of treasury shares	-	-	-	-	(1,000)	-	(1,000)
Share-based compensation	12,000	-	158,000	-	-	-	158,000
Reclassification of shares held in treasury	(58,000)	-	-	58,000	-	-	-
Forfeitures	(3,000)	-	-	-	-	-	-
Net income	-	-	-	-	-	3,939,000	3,939,000

Balances at March 31, 2014	1,753,000	$18,000	$23,436,000	(24,000)	$(458,000)	$1,398,000	$24,394,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Consolidated Statements of Cash Flows

	Year ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,939,000	$1,780,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	3,881,000	2,017,000
Deferred income tax expense	1,515,000	240,000
Accretion of asset retirement obligation	202,000	177,000
Share-based compensation	158,000	170,000
Amortization of deferred financing costs	13,000	2,000
Change in:
Accounts receivable	(1,270,000)	(904,000)
Other current assets	(501,000)	(74,000)
Accounts payable and accrued liabilities	(1,496,000)	459,000

Net cash provided by operating activities	6,441,000	3,867,000

Cash flows from investing activities:
Oil and gas properties	(10,934,000)	(12,243,000)
Proceeds from sale of oil and gas property and equipment	292,000	-
Purchases of support equipment and other non-current assets	(261,000)	(174,000)

Net cash used in investing activities	(10,903,000)	(12,417,000)

Cash flows from financing activities:
Borrowings on long-term debt	5,000,000	4,000,000
Deferred financing costs	(46,000)	(48,000)
Purchase of treasury shares	(1,000)	-

Net cash provided by financing activities	4,953,000	3,952,000

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	491,000	(4,598,000)
Cash and cash equivalents, beginning of year	2,180,000	6,778,000

Cash and cash equivalents, end of year	$2,671,000	$2,180,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$154,000	$15,000
Cash paid for income tax	$1,000	$341,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$85,000	$102,000
Accrued capital expenditures	$1,539,000	$1,546,000
Prepaid capital expenditures	$272,000	$9,000

See accompanying notes to consolidated financial statements

Earthstone Energy, Inc.
Notes to Consolidated Financial Statements
March 31, 2014

1. Summary of Significant Accounting Policies

Organization and Nature of Operations.  Earthstone Energy, Inc. (the “Company”) was originally organized in July 1969 as Basic Earth Science Systems, Inc. and changed its name in 2010 to Earthstone Energy, Inc.  The Company is principally engaged in the acquisition, exploration, development, and production of crude oil and natural gas properties, primarily operating in the North Dakota and Montana portions of the Williston Basin and South Texas.

On May 15, 2014 the Company and Oak Valley, entered into an Exchange Agreement. The Exchange Agreement provides that, upon the terms and subject to the conditions set forth in the Exchange Agreement, Oak Valley will contribute to the Company the membership interests of its three subsidiaries, each a Texas limited liability company, inclusive of producing assets, undeveloped acreage and an estimated $138 million of cash, in exchange for the issuance of approximately 9.1 million shares of the Company’s common stock. Following the Exchange, current Earthstone stockholders will own 16% of the Company's outstanding Common Stock and Oak Valley will own 84% of the Company's outstanding Common Stock. The Exchange Agreement has been approved by the board of directors of Earthstone and the board of managers of Oak Valley.  See Note 12 below for further information.

Principles of Consolidation.  The consolidated financial statements include the accounts of Earthstone Energy, Inc. and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.  The Company does not have any unconsolidated special purpose entities.

At the directive of the U.S. Securities and Exchange Commission (“SEC”) to use “plain English” in public filings, the Company uses such terms as “we,” “our,” “us” or “the Company” in place of Earthstone Energy, Inc. and its wholly-owned subsidiary.  When such terms are used in this manner throughout the notes to the audited consolidated financial statements, they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the Board, corporate officers, management, or any individual employee or group of employees.

Basis of Presentation.  The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Oil and Gas Sales.  The Company derives revenue primarily from the sale of produced natural gas and crude oil.  Revenues from production on properties in which the Company shares an economic interest with other owners are recognized on the basis of the Company's interest.  Revenues are reported on a gross basis for the amounts received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded and receivables are accrued using the sales method, which occurs in the month production is delivered to the purchaser, at which time ownership of the oil is transferred to the purchaser.  Payment is generally received between 30 and 90 days after the date of production.  Collection of the revenue may vary depending on the status of wells or the performance of the operator.  Estimates of the amount of production delivered to purchasers and the prices at which it was delivered are necessary at year end.  Management’s knowledge of the Company’s properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors are the basis for these estimates.  Variances between estimates and the actual amounts received are recorded when payment is received, or when better information is available.

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

Capitalized costs are subject to a ceiling test, as prescribed by SEC regulations, that limits such pooled costs to the aggregate of the present value of future net cash flows attributable to proved oil and gas reserves, less future cash outflows associated with the asset retirement obligation that have been accrued plus the lower of cost or estimated fair value of unproved properties not being amortized less any associated tax effects.  Prices are held constant for the productive life of each well.  If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, the excess is reflected as a non-cash charge to earnings.  The write-down is permanent and not reversible in future periods, even though higher oil and gas prices in the future may subsequently and significantly increase the ceiling amount.  As of the balance sheet date, capitalized costs did not exceed the ceiling test limit.

For the years ended March 31, 2014 and 2013, the oil and natural gas prices used to calculate the full cost ceiling limitation are the 12-month average prices, calculated as the unweighted arithmetic average price of oil and gas on the first day of each month for each of the 12 months prior to the last day of the reporting period (unless prices are defined by contractual arrangements) and net cash flows are discounted at ten percent.

Unproved properties are excluded from the ceiling test.  Instead, these property costs are periodically reviewed for impairment by reviewing the status of the activity on those properties and surrounding properties either held by the Company or other parties.

Capitalized costs of oil and gas properties, excluding those pertaining to unproved properties, are depleted on a composite units-of-production method based on estimated proved reserves.  For depletion purposes, the volume of reserves and production is converted into a common unit of measure at the energy equivalent conversion rate of six thousand cubic feet of natural gas to one barrel of crude oil.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Asset Retirement Obligation.  The Company's activities are subject to various laws and regulations, including legal and contractual obligation to plug, reclaim, remediate, or otherwise restore oil and gas property at the time such asset ceases to be productive.  An asset retirement obligation ("ARO") is initially measured at fair value and recorded as a liability with a corresponding asset when incurred if a reasonable estimate of fair value can be made.  This is typically when a well is spud or an asset is placed in service.  When the ARO is initially recorded, the Company capitalizes the cost by increasing the carrying value of the full cost pool.  Over time, the liability increases for the change in its present value (and accretion expense is recorded), while the capitalized cost decreases by way of depletion of the full cost pool.  Estimates are reviewed quarterly and adjusted in the period in which new information results in a change of estimate.

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

No uncertain tax positions were identified as of any date on or before March 31, 2014.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense.  As of March 31, 2014, the Company has not recognized any interest or penalties related to uncertain tax benefits. See Note 9 below for further information.

Earnings Per Share.  Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Included in our basic and diluted earnings per share calculations are the unvested common shares issued to employees and directors of the Company. Inclusion of the unvested common shares in basic and diluted earnings per share has not resulted in a material variance between basic and diluted earnings per share.

Cash and Cash Equivalents.  All highly liquid investments with original maturities of 90 days or less are considered to be cash equivalents.  During the period and at the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit.

Fair Value Measurements.  Financial instruments and nonfinancial assets and liabilities, whether measured on a recurring or non-recurring basis, are recorded at fair value.  A fair value hierarchy, established by the Financial Accounting Standards Board (“FASB”), prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables and accrued liabilities, and long-term debt, all of which are considered to be representative of their fair market value, due to the short-term and highly liquid nature of these instruments.

As discussed in Note 6, the Company incurred asset retirement obligations of $85,000 for the year ended March 31, 2014 and asset retirement obligations of $69,000 and an additional $33,000 related to revisions in estimated liabilities for the year ended March 31, 2013, the value of which was determined using unobservable pricing inputs (or Level 3 inputs).  The Company uses the income valuation technique to estimate the fair value of the obligation using several assumptions and judgments about the ultimate settlement amounts, inflation factors, credit adjusted discount rates, and timing of settlement.

Hedging Activities.  The Company had no hedging activities in the years ended March 31, 2014 and 2013.  Hedging strategies, or absence of hedging, may vary or change due to change of circumstances, unforeseen opportunities, inability to fund margin requirements, lending institution requirements and other events which the Company is not able to anticipate.

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

Major Customers and Operating Region.  The Company operates exclusively within the United States of America.  All of the Company's assets are employed in and all of its revenues are derived from the oil and gas industry.  Individual external purchasers of 10% or more of the Company’s oil and gas production revenue for the years ended March 31, 2014 and 2013 were as follows:

	2014	2013

Valero Energy Corp.	11%	17%
Plains Marketing LP	6%	10%
Total	17%	27%

For the years ended March 31, 2014 and 2013, approximately 80% and 65%, respectively, of Earthstone’s oil and gas revenue was from non-operated properties where the Company has no direct contact with the actual purchaser.  On these properties, Earthstone’s portion of the product was marketed by the 25 different companies who operate these wells.  These 25 companies may, unbeknownst to the Company, market to one or more of the same purchasers to whom the Company sells directly.  Therefore, the Company is unable to ascertain the total extent of combined purchaser concentration.  It is not expected that the loss of any one of these purchasers would cause a material adverse impact on the Company’s results from operations, as alternative markets for oil and gas production are readily available.

Bad Debt Expense.  A charge is recognized in general and administrative expenses and an allowance is established against specific receivable balances from joint interest owners in instances where working interest owners’ dispute amounts billed for their proportionate share in the cost of wells which the Company operates.  As individual disputes are resolved, either the expense is reversed in the period of the resolution or the receivable is written down.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The Company is currently evaluating the impact of the new rule but believes the balance sheet impact will not be material.

Various other accounting pronouncements have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

2. Other Current Assets

Other current assets as of March 31, 2014 and 2013 consisted of:

	2014	2013

Prepaid income tax	$379,000	$112,000
Lease and well equipment inventory	310,000	371,000
Drilling and completion cost prepayments	223,000	210,000
Prepaid insurance premiums	91,000	88,000
Other current assets	40,000	33,000

Total other current assets	$1,043,000	$814,000

Lease and well equipment inventory included in other current assets represents well site production equipment owned by the Company that has been removed from wells that the Company operates.  This occurs when the Company plugs a well or replaces defective, damaged or suspect equipment on a producing well.  In this case, salvaged equipment is valued at prevailing market prices, removed from the full cost pool and made available for sale.  This equipment is carried on the balance sheet at a value not to exceed the original carrying value established at the time it was placed in inventory. This equipment is intended for resale to third parties at current fair market prices.  Sale of this equipment is expected to occur in less than one year.  This policy does not preclude the Company from further transferring serviceable equipment to other wells that the Company operates, on an as needed basis.  During the year, the Company impaired approximately $61,000 of inventory to production expense.

Drilling and completion cost prepayments represent cash expenditures advanced by the Company to outside operators prior to the commencement of drilling and/or completion operations on a well.

3. Other Non-Current Assets

Other non-current assets as of March 31, 2014 and 2013 consisted of:

	2014	2013

Support equipment and lease and well equipment inventory	$590,000	$500,000
Plugging bonds	122,000	65,000
Deferred financing costs	79,000	46,000

Total other non-current assets	$791,000	$611,000

Support equipment represents non-oil and gas property (including such items as vehicles, office furniture and equipment and well servicing equipment) and is stated at the lower of cost or market.  Depreciation of support equipment was $114,000 and $66,000 for the years ended March 31, 2014 and 2013, respectively, which was computed using primarily the straight-line method over periods ranging from five to seven years.

Non-current lease and well equipment inventory, unlike the equipment inventory in other current assets that is held for resale, is intended for use on leases that the Company operates.  This equipment inventory represents well site production equipment that the Company owns that has either been purchased or has been removed from wells that the Company operates.  When placed in inventory, new equipment is valued at cost and salvaged equipment is valued at prevailing market prices.  The inventory is carried at the lower of the original carrying value or fair market value.

Plugging bonds represent Certificates of Deposit furnished by the Company to third parties who supply plugging bonds to federal and state agencies where the Company operates wells.

Deferred financing costs represent fees and expenses incurred in connection with the origination of the Company’s credit facility in December 2012. These costs will be amortized on a straight-line basis over the five year term of the facility.

4. Accrued Liabilities

Other current liabilities as of March 31, 2014 and 2013 consisted of:

	2014	2013

Accrued operations payable	$4,209,000	$2,933,000
Accrued compensation	411,000	429,000
Short-term asset retirement obligation	317,000	296,000
Accrued income tax payable and other	180,000	213,000
Revenue and production taxes payable	126,000	100,000

Total accrued liabilities	$5,243,000	$3,971,000

5. Long-Term Debt

On December 21, 2012 the Company entered into a $25 million senior secured revolving bank credit facility (the “Credit Facility”) with the Bank of Oklahoma (the “Bank”).  The initial borrowing base on the Credit Facility was $6 million.  The maturity date of the Credit Facility is December 21, 2017 and provides for a borrowing base subject to redetermination semi-annually each June and December and for certain unscheduled redeterminations.  The Credit Facility is secured by mortgages on primarily all of the Company’s properties and an assignment of all the proceeds from severed and extracted hydrocarbons from the properties described in the mortgages.  Until further notice, the Bank has suspended their right to receive the proceeds directly.

Effective September 10, 2013, the Company entered into a Waiver and First Amendment to Credit Agreement (the “Amended Credit Facility”) with the Bank in connection with a semiannual redetermination of the borrowing base.  The redetermination resulted in an increase in the borrowing base from $6 million under the initial Credit Facility to $12 million under the Amended Credit Facility, which amount is subject to redetermination.  The Company’s ability to remain in compliance with the financial covenants may be affected by events and other factors beyond the Company’s control, including market prices for the Company’s oil and gas and the rate at which the operators of projects drill in which the Company participates. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect the Company’s liquidity by rendering the Company unable to borrow further under the Amended Credit Facility.

The Credit Facility contains negative covenants that limit the Company's ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into hedging contracts, change the nature of its business or operations, merge, consolidate or make investments.  In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  As of March 31, 2014, the Company was in compliance with all of the financial covenants under the Credit Facility. Should our Exchange Agreement with Oak Valley close we would require the consent of the Bank.

Payments of interest are due quarterly in arrears at prime plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, depending on the Company's level of borrowing and election at the date of borrowing.  Commitment fees on the unused amounts of the Credit Facility are due quarterly at rates from 0.35% to 0.50% on the unused amounts of the Credit Facility.  At closing, the Company paid a borrowing base fee of $30,000, or 0.5%, on the $6 million borrowing base.  An additional borrowing base fee of $30,000, or 5%, on the increase in borrowing base of $6 million under the Amended Credit Facility was paid by the Company during the year ended March 31, 2014.  These costs have been recorded as deferred financing costs and will be amortized over the term of the facility.  Deferred financing fees in the amount of $34,000 related to legal expenses and other costs to originate the Credit Facility and the Amended Credit Facility have been recorded.  These costs will be amortized over the term on the facility.  Amortization of deferred financing fees in the amount of $13,000 was recorded during the year ended March 31, 2014.  Additional borrowing base fees may be payable upon future increases in the borrowing base, if any.  As of March 31, 2014, the Company had an outstanding balance under the Credit Facility of $9 million.

6. Asset Retirement Obligation

For the purpose of determining the fair value of the asset retirement obligation incurred during the year ended March 31, 2014, the Company assumed an inflation rate of 4.07%, an estimated average asset life of 30 years, and a credit adjusted risk free interest rate of 7.85%.

The following reconciles the value of the asset retirement obligation for the periods presented.  This included a short-term obligation of $317,000 and $296,000 as of March 31, 2014 and 2013, respectively, which was a component of accrued liabilities on the balance sheets:

	2014	2013

Asset retirement obligation, beginning of year	$2,105,000	$1,826,000
Liabilities settled	(7,000)	-
Liabilities incurred	85,000	69,000
Revisions in estimated liabilities	-	33,000
Accretion	202,000	177,000

Asset retirement obligation, end of year	2,385,000	2,105,000

Less Current portion	(317,000)	(296,000)

Asset retirement obligation, less current portion	$2,068,000	$1,809,000

7. Commitments

Office rent expense was approximately $202,000 and $158,000 for the years ended March 31, 2014 and 2013, respectively (including building maintenance charges).  The Company is committed to a total of $247,000 for the remaining term on its 7,000 square foot office space located in downtown Denver, Colorado, ending April 30, 2016.

8. Shareholders' Equity

Preferred Shares.  The Company has 600,000 shares of authorized preferred stock with a par value of $0.001 available for issuance in such series and preferences as determined by the Board.  Since inception, the Company has not issued any preferred shares.

Common Shares. The Company has authorized 6,400,000 shares of common stock with a par value of $0.001. The total issued common stock as of March 31, 2014, was 1,753,000 common shares.

Share-Based Compensation.  On March 8, 2007, the Board adopted a Director Compensation Plan (“the Plan”) allotting up to 50,728 shares of the Company’s common stock to be issued to independent, non-employee directors.  In connection with the Plan, an annual stock grant equal to $36,000 is awarded to each independent director.  The number of shares included in each grant is calculated based upon the average closing price of the ten trading days preceding each April 1st anniversary date.  Shares are subject to certain restrictions and vesting.

During the year ended March 31, 2014, 6,525 shares of common stock reserved for issuance under the Plan were authorized for issuance.  Accordingly, as of March 31, 2014, 3,661 shares of common stock remain available for issuance under the Plan.  Grants of shares of restricted stock vest one-third each year over three years.  In accordance with the terms of the Plan, if a director’s participation as a member of the Board ceases or is terminated for any reason prior to the date the shares of restricted stock are fully vested, the unvested portion of the restricted stock shall be automatically forfeited and shall revert back to the Company.  The aggregate number of restricted stock awards outstanding and subject to vesting at March 31, 2014, for each non-employee director was as follows: Robertson – 3,894 shares; Rodgers – 3,894; and Calerich – 3,938.  In addition, each of the three independent directors was granted 1,679 shares of restricted stock on April 1, 2014, subject to vesting and forfeiture.  All restricted shares are considered issued and outstanding shares of the Company’s common stock at the grant date and have the same dividend and voting rights as other common stock.

A summary of the status of the Company’s non-vested shares under the Director Compensation Plan as of March 31, 2014 and 2013, and changes during the years ended on those dates is presented below:

	2014		2013
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value

Non-vested shares, beginning of year	11,755	$207,000	14,779	$186,000

Granted	6,525	108,000	4,929	108,000
Vested	(6,554)	(99,000)	(7,953)	(87,000)
Forfeited	-	-	-	-

Non-vested shares, end of year	11,726	$216,000	11,755	$207,000

As of March 31, 2014, there was $216,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Director Compensation Plan.  That cost is expected to be recognized over a weighted-average period of 1.70 years.

Share-based compensation expense of $110,000 and $100,000 was recognized during the years ended March 31, 2014 and 2013, respectively, for restricted share grants to independent directors.

The 2011 Equity Incentive Compensation Plan (“the Equity Plan”) was adopted by the Board on July 14, 2011, subject to the approval of our Stockholders, which was obtained on September 23, 2011, making the plan effective as of September 23, 2011.  The Equity Plan was established to promote our interests and the interests of our Stockholders by encouraging the participants, namely employees, to increase their equity interest in us, thereby giving them an added incentive to work toward the Company’s continued growth and success, all the while enabling us to compete for the services of the individuals needed for our continued growth and success.  Awards are in the form of restricted shares of common stock.  These awards are subject to such restrictions as the Compensation Committee of the Board of Directors may impose, including vesting and risk of forfeiture.

The Equity Plan allows up to 150,000 shares of the Company’s common stock to be issued to personnel under the plan.  During the year ended March 31, 2014, 5,013 shares were granted.  Subsequent to the grants, 2,713 shares were forfeited.  Subsequent to March 31, 2014, 3,831 shares have been granted.  Accordingly, as of June 10, 2014, 135,202 shares of common stock remain available for issuance under the Equity Plan.

A summary of the status of the Company’s non-vested shares under the Equity Incentive Compensation Plan as of March 31, 2014 and 2013, and changes during the years ended on those dates is presented below:

	2014		2013
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value

Non-vested shares, beginning of year	7,466	$128,000	-	$-

Granted	5,013	83,000	9,027	155,000
Vested	(2,918)	(47,000)	(1,275)	(21,000)
Forfeited	(2,713)	(30,000)	(286)	(6,000)

Non-vested shares, end of year	6,848	$134,000	7,466	$128,000

Share-based compensation expense of $48,000 and $70,000 was recognized during the years ended March 31, 2014 and 2013, respectively, for restricted share grants to employees.

As of March 31, 2014, there was $134,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Equity Incentive Compensation Plan.  That cost is expected to be recognized over a weighted-average period of 1.78 years.

Treasury Shares.  On October 22, 2008, the Company’s Board authorized a share buyback program for the Company to repurchase up to 5,000 shares of its common stock for a period of up to 18 months.  The program did not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board increased the number of shares authorized for repurchase to 15,000 shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. On November 11, 2013, the Board approved a motion that allowed for up to $5,000 per year to be used to buy back blocks of 99 shares or less.  During the year ended March 31, 2014, 30 shares were repurchased at an average price of $17 under the share buyback program and 10,298 shares remain available for future repurchase.  No treasury shares have been retired.

9. Income Tax

The provision for income tax for the years ending March 31, 2014 and 2013 is comprised of the following:

	Year Ended March 31,
	2014	2013

Current:
Federal	$(387,000)	$40,000
State	(3,000)	22,000
Total current income tax (benefit) expense	(390,000)	62,000

Deferred:
Federal	1,439,000	226,000
State	76,000	14,000
Total deferred income tax expense	1,515,000	240,000

Income tax expense	$1,125,000	$302,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the years ended March 31, 2014 and 2013 is as follows:
	Year Ended March 31,
	2014	2013

Federal tax at statutory rate	$1,722,000	$708,000
State taxes, net of federal benefit	55,000	18,000
Excess percentage depletion	(678,000)	(415,000)
Changes in state rates and other adjustments to deferred taxes	26,000	(9,000)

Income tax expense	$1,125,000	$302,000

Effective rate expressed as a percentage of income before income tax	22.2%	14.5%

The overall effective tax rate expressed as a percentage of book income before income tax for the year ended March 31, 2014 was 22.2%, as compared to the year ended March 31, 2013 when it was 14.5%, was higher due to a decrease in the percentage of current year excess depletion deduction between the comparable periods.

Income tax payments, net, were $1,000 and $341,000 for the years ended March 31, 2014 and 2013, respectively.

Net deferred tax assets and liabilities were comprised of:	Year Ended March 31,
	2014	2013

Deferred tax assets:
Statutory depletion carry-forward	$2,190,000	$1,467,000
Other accruals	103,000	131,000
Allowance for doubtful accounts	5,000	14,000

Gross deferred tax assets	2,298,000	1,612,000

Deferred tax liabilities:
Depreciation, depletion and intangible drilling costs	(6,784,000)	(4,583,000)

Gross deferred tax liabilities	(6,784,000)	(4,583,000)

Net deferred tax liabilities	$(4,486,000)	$(2,971,000)

Projections of future income taxes and their timing require significant estimates with respect to future operating results.  Accordingly, deferred taxes may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves and the depletion of these long-lived reserves.

The Company is subject to U.S. federal income tax and income tax from multiple state jurisdictions.  The tax years remaining subject to examination by tax authorities are the years ended March 31, 2010 through 2014.

ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements. As of March 31, 2014, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were incurred during the years ended March 31, 2014 and 2013.

As of March 31, 2014, the Company has approximately $270,000 of state net operating loss carryovers.  Under the various existing state laws, these net operating loss carryovers may be utilized to offset state taxable income through the year ended March 31, 2033.  A portion of the net operating loss carryover begins to expire in 2018.

10. Related Party Transactions

The Company maintains a policy permitting officers or directors to assign to the Company or receive assignments from the Company in oil and gas prospects, but only on the same terms and conditions as accepted by independent third parties.  This policy also allows officers or directors and the Company to participate together in oil and gas prospects generated by independent third parties, but only on the same terms and conditions as accepted by non-related third parties.  During the years ended March 31, 2014 and 2013, no director or officer participated with the Company in any new oil and gas transaction.  In prior years, Mr. Singleton has participated with the Company in the acquisition of producing properties on the same terms and conditions as other third parties.  As such, Mr. Singleton paid for his proportionate share of the acquisition costs at the time of the acquisition.  With respect to his working interest in the three producing wells in which he currently has an ownership, as of March 31, 2014 and 2013, the Company had no accrued balance due to or due from Mr. Singleton.

11. Oil and Gas Properties

The aggregate amount of capitalized costs related to oil and gas property and the aggregate amount of related accumulated depletion and impairment as of March 31, 2014 and 2013 are as follows:

	2014	2013

Proved properties	$67,186,000	$53,265,000
Unproved properties	773,000	2,156,000
Less accumulated depletion and impairment	(31,496,000)	(27,729,000)

Total oil and gas properties, net	$36,463,000	$27,692,000

The Company divested its interests in a salt water disposal well located in North Dakota for proceeds of $292,000 in the year ended March 31, 2014, which was accounted for as a reduction to proved properties.  Under the full cost method, no gain or loss is recognized upon the sale or abandonment of oil and gas property unless non-recognition of such gain or loss would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

The following shows, by category and year incurred, the oil and gas property costs applicable to unproved property that were excluded from the full cost pool depletion computation as of March 31, 2014:

				Total
	Exploration	Development	Acquisition	Unproved
Costs Incurred During Year Ended	Costs	Costs	Costs	Property

March 31, 2014	$-	$-	$224,000	$244,000
March 31, 2013	-	-	443,000	443,000
Prior Years	-	-	106,000	106,000

Total	$-	$-	$773,000	$773,000

Costs incurred in oil and gas property development, exploration and acquisition activities during the years ended March 31, 2014 and 2013 are summarized as follows:

	2014	2013

Development costs	$12,342,000	$13,077,000
Exploration costs	488,000	-
Acquisitions:
Proved	-	-
Unproved	-	823,000

Total costs of development, exploration and acquisition activities	$12,830,000	$13,900,000

12. Subsequent Events

On May 15, 2014, the Company announced that it had entered into an Exchange Agreement with Oak Valley Resources, LLC (“Oak Valley”) whereby the membership interests in three subsidiaries of Oak Valley, inclusive of producing assets, undeveloped acreage and an estimated $138 million of cash, would be contributed and transferred to the Company in exchange for the issuance of approximately 9.1 million shares of the Company’s common stock (“Common Stock”) to Oak Valley (the “Exchange”). Upon completion of the Exchange, current Company stockholders will own 16% of the Company's outstanding Common Stock and Oak Valley will own 84% of the Company's outstanding Common Stock. Closing conditions include the approval by our shareholders for the issuance to Oak Valley of the Common Stock in the Exchange, approval by our shareholders of an amendment to the certificate of incorporation to increase our authorized capital to 100,000,000 shares of Common Stock and 20,000,000 of Preferred Stock and listing approval by the NYSE MKT of the Common Stock to be issued to Oak Valley in the Exchange. It is anticipated that the Exchange transaction will not be completed until the third calendar quarter of 2014, subject to customary and specific closing conditions.

The foregoing summary of the Exchange does not purport to be complete and is qualified in its entirety by statements,  documents and other information contained in the Current Report on Form 8-K as filed by the Company with the U.S. Securities Exchange Commission on May 16, 2014.

13. Unaudited Oil and Gas Reserves Information

As of March 31, 2014 and 2013, 100% of the estimated oil and gas reserves presented herein were derived from reports prepared by independent petroleum engineering firm Ryder Scott Company.

Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves are reserves expected to be recovered through wells yet to be completed.

Analysis of Changes in Proved Reserves.  Estimated quantities of proved developed reserves (all of which are located within the United States), as well as the changes in proved developed and proved undeveloped reserves during the periods indicated, are presented in the following tables:

Proved Reserves

	March 31, 2014		March 31, 2013
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved Reserves:
Balance, beginning of year	2,457,000	2,786,000	1,227,000	646,000
Revisions of previous estimates1	(88,000)	245,000	101,000	148,000
Extensions and discoveries2	359,000	572,000	1,245,000	1,936,000
Sales of reserves in place	-	-	-	-
Improved recovery	-	-	7,000	163,000
Purchase of reserves	-	-	-	-
Production3	(174,000)	(190,000)	(123,000)	(107,000)

Balance, end of year	2,554,000	3,413,000	2,457,000	2,786,000

Proved developed reserves:
Balance, beginning of year	1,388,000	1,182,000	1,077,000	515,000

Balance, end of year	1,526,000	1,773,000	1,388,000	1,182,000

Proved undeveloped reserves:
Balance, beginning of year4	1,069,000	1,604,000	150,000	131,000
PUD converted to PDP	(405,000)	(607,000)	-	-
PUD added during the year	338,000	633,000	919,000	1,473,000
Revisions of previous estimates	26,000	10,000	-	-

Balance, end of year	1,028,000	1,640,000	1,069,000	1,604,000

1
Revisions of Previous Estimates – Estimates reflect an overall steady trend of increases in oil and gas prices since December 2008, when prices reached a 5-year low, offset by normal decline curves in wells.

2
Extensions and Discoveries – Additions during the year ended March 31, 2014 consisted of 62 wells, 57 in North Dakota and five in Montana.  Extensions and discoveries during the year ended March 31, 2013 consisted of 103 wells, 102 in North Dakota and one in Louisiana.

3	Production – Volumes of oil and gas that were produced were removed from reserves during the year.

4
Proved undeveloped reserves - Positive revisions of 14,000 BOE, or 1%, were made to the March 31, 2013 estimated proved undeveloped reserves balance.  The primary cause for these revisions was due to increases in pricing which extended the economic life of the wells.  Within portions of the Company’s areas of operation, actual well results underperformed relative to the proved undeveloped forecasts in the March 31, 2013 reserve report.  The proved undeveloped forecasts in these areas have been adjusted to reflect these well performances in the March 31, 2014 reserve report.

The table below sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved oil and gas reserves.  Estimated future cash inflows were computed by applying the 12-month average price of oil and gas on the first day of each month to the estimated future production of proved oil and gas reserves as of March 31, 2014 and 2013.  The future production and development costs represent the estimated future expenditures to be incurred in producing and developing the proved reserves, assuming continuation of existing economic conditions.  Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

Standardized Measure of Estimated Discounted Future Net Cash Flows

	For the years ended March 31,
	2014	2013

Future cash inflows	$246,908,000	$217,487,000
Future cash outflows:
Production cost	(91,392,000)	(88,280,000)
Development cost	(25,563,000)	(28,255,000)
Future income tax	(28,829,000)	(25,675,000)

Future net cash flows	101,124,000	75,277,000
Adjustment to discount future annual net cash flows at 10%	(52,069,000)	(43,661,000)

Standardized measure of discounted future net cash flows	$49,055,000	$31,616,000

The following table summarizes the principal factors comprising the changes in the standardized measure of estimated discounted net cash flows for each of the years ended March 31, 2014 and 2013:

Changes in Standardized Measure of Estimated Discounted Future Net Cash Flows

	For the years ended March 31,
	2014	2013

Standardized measure, beginning of year	$31,616,000	$23,183,000
Sales of oil and gas, net of production cost1	(11,901,000)	(6,558,000)
Net change in sales prices, net of production cost	10,126,000	(9,648,000)
Discoveries, extensions and improved recoveries, net of future development cost	6,021,000	21,075,000
Change in future development costs	-	-
Development costs incurred during the period that reduced future development cost	9,955,000	(2,757,000)
Sales of reserves in place	-	-
Revisions of quantity estimates	(1,487,000)	2,036,000
Accretion of discount	5,729,000	3,780,000
Net change in income tax	(941,000)	3,320,000
Purchase of reserves	-	-
Changes in timing of rates of production	(63,000)	(2,815,000)

Standardized measure, end of year	$49,055,000	$31,616,000

1 During the fiscal year ended March 31, 2014, we have revised our disclosure to include $971,000 of production taxes previously excluded from Sales of oil and gas, net of production costs as of March 31, 2014.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, (1992 Version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2014.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K. Therefore, this Annual Report on Form 10-K does not include such an attestation.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

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

3(i)b
Amended and Restated Certificate of Incorporation as approved by shareholders of the Company at the Company’s 2009 Annual Meeting of Shareholders and the amendments to the Company’s Certificate of Incorporation previously disclosed in the Company’s proxy statement on Schedule 14A filed with the SEC on November 5, 2009, incorporated by reference to Exhibit 3(i) on Form 8-K filed with the SEC on March 3, 2010.

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

4.3	First Amendment to Rights Agreement, filed with the SEC on May 16, 2014.
4.4	Second Amendment to Rights Agreement, filed with the SEC on May 16, 2014.
10.1	Oil and Gas Incentive Compensation Plan, dated April 1, 1980, as amended, incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1985, filed with the SEC.
10.2
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

10.6	2011 Equity Incentive Compensation Plan, effective September 23, 2011, incorporated by reference to Appendix A, of Schedule 14A, filed with the SEC on July 29, 2011.
10.7
Financial Consulting Agreement, effective December 12, 2012, between SJM Financial and Accounting and Earthstone, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on June 13, 2013.

10.8	Exchange Agreement, filed with the SEC on May 16, 2014.
10.9	Employee Severance Compensation Plan, filed with the SEC on May 16, 2014.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB/A for the year ended March 31, 2004, filed with the SEC on May 11, 2005.
21	Subsidiary List, incorporated by reference to Exhibit 21 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
23.1	Consent of Ryder Scott, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Paul D. Maniscalco, Interim Chief Financial Officer), filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ray Singleton, President and Chief Executive Officer), filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Paul D. Maniscalco, Interim Chief Financial Officer), filed herewith.
99.1	Nominating Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.1 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.2	Compensation Committee Charter, adopted September 28, 2009, incorporated by reference to Exhibit 99.2 of our Amended 10-K/A, filed with the SEC on October 9, 2009.
99.3	Report of Ryder Scott Company, filed herewith.
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

EARTHSTONE ENERGY, INC.

Name and Capacity	Date

By: /s/ Ray Singleton	June 10, 2014

Ray Singleton, President and
Chief Executive Officer

By: /s/ Paul D. Maniscalco	June 10, 2014

Paul D. Maniscalco, Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

By: /s/ Ray Singleton	June 10, 2014

Ray Singleton, Director

By: /s/ Richard K. Rodgers	June 10, 2014

Richard K. Rodgers, Director and
Compensation Committee Chairman

By: /s/ Monroe W. Robertson	June 10, 2014

Monroe W. Robertson, Director and
Audit Committee Chairman

By: /s/ Andrew P. Calerich	June 10, 2014

Andrew P. Calerich, Director