Form 10-K/A
period 2014-03-31
EARTHSTONE ENERGY INC
filed 2014-07-29
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35049

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 2320 Denver, Colorado	80202-3619
(Address of principal executive office)	(Zip Code)

(303) 296-3076
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	NYSE MKT LLC
Title of each class	Name of each exchange on which registered

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

As of July 28, 2014, 1,737,420 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The registrant filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“2013 Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on June 10, 2014. It is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) solely for the purpose of incorporating by reference the information required by Part III of Form 10-K. Except as described above, this Amendment does not amend or otherwise modify or update the other disclosures presented in the 2013 Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors of Earthstone Energy, Inc. (“Earthstone” or the “Company”) currently has four members: Ray Singleton (Chairman), Richard K. Rodgers, Monroe W. Robertson, and Andrew P. Calerich. The following sets forth, for each of our directors, the name and age of such director, his respective principal occupation or employment during the past five or more years, and the period during which such director has previously served as a director of Earthstone.

Class I Director – Term Expiring at the Annual Meeting of Stockholders in 2016

Ray Singleton (63) has been a director of Earthstone since July 1989 and President and Chief Executive Officer of Earthstone since March 1993. Mr. Singleton was retained by Earthstone from 1981 to 1987 as a consultant. He joined Earthstone in June 1988 as Production Manager/Petroleum Engineer. In October 1989, he was elected Vice President. Mr. Singleton began his career with Amoco Production Company in 1973 as a production engineer in Texas. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer from 1980 to 1982. Mr. Singleton received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1973, and received a Master’s Degree in Business Administration from Colorado State University’s Executive MBA Program in 1992.

Class II Directors – Term Expiring at the Annual Meeting of Stockholders in 2014

Richard K. Rodgers (54) has been a director of Earthstone and member of the Audit Committee since December 2006. Mr. Rodgers has extensive experience and knowledge in banking, corporate finance, capital markets and business processes, all of which bring important perspectives on the issues, financial requirements and needs facing Earthstone. During the past fifteen years, Mr. Rodgers has been in the employ of several Denver area banks, including U.S. Bank, Key Bank, Mountain View Bank of Commerce, Guaranty Bank & Trust Company and Colorado Capital Bank. As President, he was responsible for start-up operations of Colorado Capital Bank’s Cherry Creek branch office, including obtaining financing for the bank. He also served as a member of the Board of Directors of Colorado Capital Bank. When not serving as an employee of an individual bank, Mr. Rodgers was providing business development, problem solving, planning and financial consulting services to various banking and business development clients. Prior to establishing a career in banking, Mr. Rodgers entrepreneurial ingenuity was present in his role as founder and Chief Executive Officer of three small businesses. This operational experience affords him the business, leadership and management experience to add value to the Board of Earthstone. In light of the foregoing, Mr. Rodgers is qualified to analyze the financial and operational aspects of the Company as well as to advise and, if necessary and appropriate, challenge management with respect to the Company’s operations, strategy, expenditures, and liquidity. A graduate of the University of Denver, Mr. Rodgers has both Bachelor’s and Master’s degrees in International Business. He also has a diploma from the Graduate School of Banking at the University of Colorado at Boulder.

Andrew P. Calerich (50) joined Earthstone’s Board of Directors and Audit Committee in January 2011. In addition to his service to Earthstone, Mr. Calerich currently serves on the Board of Directors of American Eagle Energy Corporation, an independent oil and gas exploration and production company focused in Montana, North Dakota, and Saskatchewan where he serves as Chairman of that Board’s Audit Committee. Currently, Mr. Calerich is on sabbatical from full time employment. Prior to this sabbatical, Mr. Calerich held various positions, including Chief Financial Officer, President and Director of American Oil & Gas Inc. (American), a publicly traded independent oil and gas operator focused on the acquisition, development, exploitation, exploration and production of oil and natural gas properties. At the end of his tenure he completed American’s merger with Hess Investment Corp. in December 2010. During his seven and a half year with American, Mr. Calerich raised in excess of $60 million of capital through equity offerings, negotiated credit facilities, and successfully completed several acreage acquisitions and divestitures. From 1997 to 2003, Mr. Calerich served as Vice President and Chief Financial Officer for PYR Energy Corporation, a then development stage publicly traded independent oil and gas exploration and production company. From 1993 to 1997, he was a business consultant specializing in accounting and finance for public and private oil and gas producers in Denver. From 1990 to 1993, Mr. Calerich was employed as corporate Controller of Tipperary Corporation, an independent energy company focused on the exploration for, and production of, coalbed methane gas, conventional natural gas and crude oil. Mr. Calerich began his professional career in public accounting with Arthur Andersen & Co. in Denver, where he served a number of oil and gas clients. Mr. Calerich has over twenty years of public company upstream oil and gas experience in a variety of capacities for various companies. His in depth familiarity with the industry is advantageous to Earthstone. Mr. Calerich’s senior leadership experience, oil and gas industry experience, and public accounting background provide a strong foundation to assist the Board of Directors with regard to the many challenges and complex issues facing the Company, enabling him to counsel management with respect to business strategy, operational opportunities, and financial, accounting and reporting activities. His expertise in the areas of evaluating, acquiring and managing mineral leases, as well as our exploration prospects, is invaluable to the Company. Mr. Calerich holds an inactive Certified Public Accountant license and earned B.S. degrees in both Accounting and Business Administration at Regis College, in Denver.

Class III Directors – Term Expiring at the Annual Meeting of Stockholders in 2015

Monroe W. Robertson (64) has been a director of Earthstone since April 4, 2007. Mr. Robertson currently serves on the Board of Directors of Cimarex Energy Company, a Denver-based independent oil and gas exploration and production company, and is Chairman of that Board’s Audit Committee. Other than his service on Cimarex’s Board, which began in October 2005, Mr. Robertson has been a private investor since his employment with Key Production Company. In 1999, Mr. Robertson was appointed President and Chief Operating Officer of Key Production Company, then an independent natural gas and crude oil exploration, development and production company. He served in this capacity until the Company was acquired by Cimarex in 2002. His previous role at Key Production was as Senior Vice President and Chief Financial Officer, to which he was appointed in 1992. Prior to joining Key Production, Mr. Robertson held various positions in engineering, corporate planning and financial analysis at three public energy companies, Terra Resources, Gulf Oil Corporation and Apache Corporation, beginning in 1973. Mr. Robertson received a Bachelor of Science degree in Mechanical Engineering along with Masters of Science degrees in both Mechanical Engineering and Nuclear Engineering from the Massachusetts Institute of Technology in 1973. He also has received a Masters Degree in Business Administration from National University in 1979. Mr. Robertson is a member of the National Association of Corporate Directors.

 Executive Officers

In addition to the information provided for our chief executive officer Ray Singleton, whose background is described above, certain information is provided below with respect to Earthstone’s other executive officer, as of March 31, 2014.

Name	Age	Office Held	Year First Appointed
Ray Singleton	63	President and Chief Executive Officer, Director	1993
Paul D. Maniscalco	45	Interim Chief Financial Officer	2012

Paul D. Maniscalco (45) was appointed as Earthstone’s Interim Chief Financial Officer on December 12, 2012. Mr. Maniscalco, is a Principal with SJM Financial and Accounting, an accounting and business advisory services firm, located in Englewood, Colorado. Mr. Maniscalco currently serves as the Chief Financial officer of Homeland Resources, LTD and as Principal Accounting Officer of PetroHunter Energy Corporation. Mr. Maniscalco has served as Chief Financial Officer of GeoPetro Resources Company. Previously Mr. Maniscalco was a Senior Audit Manager with Sherb & Co., LLP, has Big 4 accounting firm as well as a regional CPA firm background.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Earthstone pursuant to Section 16a-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), no person who at any time during the fiscal year ended March 31, 2014, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of Earthstone failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

 Code of Business Conduct and Ethics

Earthstone adopted a Code of Business Conduct and Ethics (as that term is defined in Item 406 of Regulation S-K), which applies to its directors, officers and employees, including, without limitation, the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The text of the Code of Ethics can be found on Earthstone’s website, www.EarthstoneEnergy.com, under the heading “Investor Relations/Corporate Governance.”

 Committees of the Board

The standing committees of the Board include the Audit Committee, the Nominating Committee and the Compensation Committee, each consisting entirely of non-employee independent directors. The standing committees of the Board, including the members of each committee, are described below.

Audit Committee – Richard Rodgers, Monroe Robertson, and Andrew Calerich comprise the Audit Committee. Mr. Robertson serves as the Audit Committee’s chairman. The Audit Committee held four meetings in the fiscal year ended March 31, 2014. Each member of the Audit Committee meets the independence and experience requirements, as set forth in the NYSE MKT LLC Company Guide. The Audit Committee engages Earthstone’s independent certified public accountants to audit the annual financial statements, discusses with the auditors and approves in advance the scope of the audit, reviews with the independent auditors their independence, the financial statements and their audit report, reviews management’s administration of the system of internal accounting controls, and reviews Earthstone’s procedures relating to business ethics. The Audit Committee charter is available on the Earthstone website, www.EarthstoneEnergy.com, under the heading “Investor Relations/Corporate Governance.”

The Board determined that both Messrs. Robertson and Calerich, two of the independent directors, qualify as “financial experts,” as defined in the rules promulgated by the SEC and as set forth in the NYSE MKT LLC Company Guide, to serve on the Audit Committee.

Nominating Committee – The Nominating Committee is comprised of Messrs. Rodgers, Robertson, and Calerich. Mr. Calerich currently serves as the Nominating Committee’s chairman. Each member of the Nominating Committee meets the independence requirements, as set forth in the NYSE MKT LLC Company Guide described above. The Nominating Committee held one meeting in the fiscal year ended March 31, 2014. The Nominating Committee is appointed by the Board to identify individuals qualified to become members of the Board, to recommend to the Board proposed nominees for membership, and to recommend directors to serve on each standing committee. The Nominating Committee charter is available on the Earthstone website, www.EarthstoneEnergy.com, under the heading “Investor Relations/Corporate Governance.”

Compensation Committee – The Compensation Committee is comprised of Messrs. Rodgers and Robertson. Mr. Rodgers serves as the Compensation Committee’s chairman. Each member of the Compensation Committee meets the independence requirements, as set forth in the NYSE MKT LLC Company Guide. The Compensation Committee held one meeting in the fiscal year ended March 31, 2014. The responsibilities of the Compensation Committee are three-fold: first, establishing and administering the general compensation policies of Earthstone; second, setting the specific compensation for Earthstone’s chief executive officer and other executive officers; and third, recommending to the Board the independent director compensation. The Compensation Committee charter is available on the Earthstone website, www.EarthstoneEnergy.com, under the heading “Investor Relations/Corporate Governance.”

 Legal Proceedings

Earthstone is not aware of any legal proceedings in which any director, officer or any record or beneficial owner of more than five percent of any class of Earthstone’s voting securities, or any affiliate of such person, is a party adverse to Earthstone or has a material interest adverse to Earthstone.

ITEM 11.	EXECUTIVE COMPENSATION.

 Executive Compensation

 Summary Compensation Table

The following table sets forth the compensation of Earthstone’s chief executive and financial/accounting officers for the fiscal years ended March 31, 2014 and 2013. No other executive officer of Earthstone received total compensation in excess of $100,000 during that period. In accordance with the rules of the SEC, the compensation described in this table does not include (i) medical, group life insurance or other benefits received by any of the named executive officers that are available generally to all of Earthstone’s salaried employees or (ii) perquisites and other personal benefits received by the named executive officers that in the aggregate do not exceed $10,000.

Name and Title	Fiscal Year	Salary	Bonus	Incentive Plan Compensation1	All Other Compensation		Total
Ray Singleton President and Chief Executive Officer	2014	$231,000	$—	$188,923	$9,495		$429,418
	2013	231,000	—	55,032	7,354	2	293,386
Paul D. Maniscalco Interim Chief Financial Officer	2014	34,250	—	—	—		34,250
	2013	11,969	—	—	—		11,969
Jim Poage Interim Chief Financial Officer	2014	—	—	—	—		—
	2013	10,275	—	—	—		10,275
_______________________________

1
Includes $188,923 and $55,032 earned for the fiscal years ended March 31, 2014 and 2013, respectively, under the Performance Bonus Plan (described below). Amount also includes $0 and $0 for the fiscal years ended March 31, 2014 and 2013, respectively, in each case pursuant to the terms and conditions of Earthstone’s Oil and Gas Incentive Compensation Plan (described below). During the fiscal year ended March 31, 2013, $47,520 was paid to Mr. Singleton related to amounts earned pursuant to the Oil and Gas Incentive Compensation Plan during the fiscal year ended March 31, 2012.

2
Amounts include (i) matching funds contributed by Earthstone to Mr. Singleton’s 401(k) plan account of $8,019 and $6,014 for the fiscal years ended March 31, 2014 and 2013, respectively, and (ii) $1,476 and $1,340 for premiums paid by Earthstone on a life insurance policy for Mr. Singleton during fiscal 2014 and 2013, respectively, which provides for payment of a death benefit to Mr. Singleton’s designated beneficiary.

Financial Consulting Agreement – The material terms of Mr. Maniscalco’s consulting agreement dated November 11, 2012, includes compensation for services provided based on an hourly rate of pay as well as reimbursement for out-of-pocket direct expenses.

Financial Consulting Agreement – The material terms of Mr. Poage’s consulting agreement, dated March 25, 2011, includes compensation for services provided based on an hourly rate of pay as well as reimbursement for out-of-pocket direct expenses.

Performance Bonus Plan – The Performance Bonus Plan provides for a potential cash bonus for Earthstone’s Chief Executive Officer each fiscal year equal to a maximum of 100% of his annual salary. The bonus is determined based on four criteria, each contributing up to a maximum of 25% of the bonus. The four criteria are (i) increase in annual production; (ii) increase in reserves; (iii) return on investment; and (iv) performance of Earthstone’s stock price relative to the stock prices of Earthstone’s peers. The percentage awards from each criterion are added to determine the total percentage of the award. Each of these criteria and the peer companies are discussed below.

Annual Production Bonus Award Percentage. The Compensation Committee believes that increasing production is a critical measure of Earthstone’s performance, and, therefore, the Chief Executive Officer’s performance. For purposes of the Performance Bonus Plan, the annual increase in production is determined by dividing the annual production in barrels of oil equivalent (BOE) for the most recent fiscal year by the annual production in BOE for the prior fiscal year and then subtracting 100%. For each percentage increase in annual production, the bonus award is 2% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. For the fiscal year ended March 31, 2014, Mr. Singleton was awarded the full 25% of the annual production bonus award percentage for increasing production by 46.3%. For the fiscal year ended March 31, 2013, Mr. Singleton was not awarded any amounts related to the annual production bonus as production declined.

Reserves Bonus Award Percentage. The Compensation Committee believes that increasing Earthstone’s reserve base is critical to Earthstone’s future growth. Furthermore, the Compensation Committee believes that it is critical to not only replace those reserves that have been depleted, but to grow reserves year-over-year despite normal depletion. The Compensation Committee is aware that commodity prices have an influence on reserves that are beyond the control of the Chief Executive Officer. The Compensation Committee believes this limitation is acceptable, because in those years when commodity prices are up and have a positive effect on bonus determination, Earthstone is more likely to have the funds to pay bonuses, and in years that commodity prices are down and have a negative effect on bonus determination, Earthstone is less likely to have the funds to pay bonuses. For each percentage increase in reserves, the bonus award is 2% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. Mr. Singleton received 25% of the eligible 25% during the fiscal year ended March 31, 2014 related to a 27.3% increase in Proved Developed Producing BOE during the fiscal year. Mr. Singleton received 14.4% of the eligible 25% during the fiscal year ended March 31, 2013 related to a 7.2% increase in Proved Developed Producing BOE during the fiscal year.

Return on Investment Bonus Award Percentage. The Compensation Committee believes that it is important to balance the Chief Executive Officer’s incentive to increase production and reserves with a metric that rewards the effectiveness of those increases. This Return on Investment (“ROI”) metric is intended to evaluate capital expenditures in a given year (or multiple years in the case of multi-year projects or those projects that overlap a year-end) versus the anticipated cash flow, if any, that those projects, on an aggregate basis, are expected to generate in the future. For each percentage increase in return on investment in excess of 8% (Earthstone’s approximate cost of funds), the bonus award is 2% of the Chief Executive Officer’s salary, subject to a maximum percentage award of 25%. For the fiscal year ended March 31, 2014, Mr. Singleton received 16.2% of the ROI award for generating a return on investment of 16.1% on Earthstone’s capital expenditures, exceeding the 8% minimum threshold by 8.1%. For the fiscal year ended March 31, 2013, Mr. Singleton was not awarded any amounts related to the annual ROI award in that the calculated return on investment did not exceed 8%.

Stock Price Bonus Award Percentage. The Compensation Committee believes that, in addition to production, reserves and ROI, the Chief Executive Officer should focus on the fundamentals of the business, net income and EBITDA. Furthermore, the Compensation Committee believes that the market will reward solid, consistent growth in these areas. For this reason, the Compensation Committee has chosen stock price as the metric most suitable for rewarding consistent improvement in the fundamentals of the business. The Compensation Committee has determined it appropriate to balance this metric against the other three and limit this award component to 25%.

The percentage increase or decrease in Earthstone’s stock price is evaluated relative to Earthstone’s peers on a quartile basis. The increase or decrease shall be determined for both Earthstone and each peer by taking the arithmetic average of the closing price per share for the last ten trading days of the fiscal year evaluated and dividing it by the arithmetic average of the closing price per share for the last ten trading days of the preceding fiscal year. The resulting percentage is adjusted by subtracting one hundred percent (100%) to determine the percentage increase or decrease in Earthstone’s and each peer’s stock price.

Share prices will be adjusted for any stock split or other recapitalization, if any. Earthstone’s and the peers’ stock performance shall be ranked from highest to lowest. Given seven peers, plus Earthstone, the four quartiles will contain two companies each. The share price bonus award percentage is based on which quartile Earthstone occupies. Each quartile provides a bonus award as follows:

Company Standing	Calculation	Bonus Award
First Quartile	100.0% of 25%	25.000%
Second Average Quartile	62.5% of 25%	15.625%
Third Average Quartile	37.5% of 25%	9.375%
Fourth Quartile	0.0% of 25%	0.000%

For the fiscal year ended March 31, 2014, Earthstone’s stock price performance was in the second quartile; thus, Mr. Singleton was awarded 15.625% of the stock price performance award. During the fiscal year ended March 31, 2013, Earthstone fell within the third quartile relative to the peers. The stock price award percentage was therefore 9.375% of the stock price performance award.

Performance Bonus Plan Summary. Having various percentages for each of the four bonus awards for the fiscal year ended March 31, 2014, Mr. Singleton earned a bonus of $188,923 or 81.79% of his salary for the year ended March 31, 2014 (i.e., $231,000). Having various percentages for each of the four bonus awards for the fiscal year ended March 31, 2013, Mr. Singleton earned a total bonus of $55,032 or 23.82% of his salary for the year ended March 31, 2013 (i.e., $231,000).

Peer Companies – Peer companies are selected by the Compensation Committee based on a number of factors, including, but not limited to, market capitalization, stock exchange, similarity of business model (i.e., producer/operator vs. pipeline/service company), availability of compensation data, location of producing assets, number of employees, location of headquarters and director/officer ownership.

For the fiscal year ended March 31, 2014, the Compensation Committee selected the following companies as peers:

●	Enerjex Resources, Inc.
●	Escalera Resources Co. (formerly known as Double Eagle Petroleum Co.)
●	Fieldpoint Petroleum Corporation
●	Lilis Energy, Inc. (formerly known as Recovery Energy, Inc.)
●	Lucas Energy, Inc.
●	Pyramid Oil Company
●	Royale Energy, Inc.

In addition to the seven companies named above, the Compensation Committee selected American Eagle Energy Corporation as an alternate peer. The alternate peer was not used and would only be utilized if one of the seven other peers noted above should, for any reason, no longer be qualified or usable as a peer.

Oil and Gas Incentive Compensation Plan – Earthstone’s Oil and Gas Incentive Compensation Plan (the “O&G Plan”) became effective on April 1, 1980, and was amended in December 1982. The O&G Plan is a profit sharing plan for key employees of Earthstone. Historically, newly drilled properties were added to the plan and profits from those wells formed the basis for awards in the form of distributions to participants depending on that participant’s level of vesting and other factors. The O&G Plan also states that should an O&G Plan property be sold, participants in that property will receive their distribution percentage of the sales proceeds. No properties have been added to the O&G Plan since 1988 and the Compensation Committee has no plans to utilize the O&G Plan to make additional awards; however, the O&G Plan continues to make profit sharing distributions pursuant to awards made prior to that date. Through March 2012, of the five participants receiving distributions, Mr. Singleton was the only current employee receiving distributions from the O&G Plan.

Following March 31, 2012, pursuant to the terms of the O&G Plan, Mr. Singleton was no longer a participant and therefore received no further compensation. During the fiscal year ended March 31, 2012, Earthstone sold one of its O&G Plan properties in which Mr. Singleton was a participant. Pursuant to the terms of the plan, Mr. Singleton received a percentage of the sales price equal to his participation percentage in that property. Going forward, Earthstone expects to receive positive and negative adjustments related to periods prior to the sale that will flow through to Mr. Singleton. Such amounts are expected to be de minimis in magnitude. As a result of the foregoing, for the fiscal years ended March 31, 2014 and 2013, Mr. Singleton earned $0 and $0, respectively. It is not expected that Mr. Singleton will be compensated by future O&G Plan disbursements. Of the $66,571 earned during the fiscal year ended March 31, 2012, $47,520 was paid to Mr. Singleton during the fiscal year ended March 31, 2013.

401(k) Plan – In October 1997, Earthstone implemented a savings plan that allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Employees are required to be employed by Earthstone or a subsidiary of Earthstone for one year prior to becoming eligible to participate in the 401(k) Plan. Earthstone matches 100% of each employee’s contribution to the 401(k) Plan up to 3% of the employee’s salary. Contributions vest immediately. Contributions to the 401(k) Plan on behalf of Mr. Singleton are included in the All Other Compensation column in the Summary Compensation Table above.

 Outstanding Equity Awards at Fiscal Year End

In July 2011, Earthstone adopted the 2011 Equity Incentive Compensation Plan (the “2011 Plan”). The 2011 Plan allows up to 150,000 shares of Earthstone’s common stock to be issued to personnel under the plan. During the year ended March 31, 2014, 5,013 shares of common stock were granted to employees of Earthstone. Subsequent to the grants, 2,713 shares of common stock were forfeited. As of March 31, 2014, there were approximately 138,959 shares of common stock available for issuance under the 2011 Plan.

 Director Compensation

The Earthstone Board adopted a Director Compensation Plan, effective April 1, 2007, which provides for a combination of cash and equity incentive compensation to attract and retain qualified and experienced director candidates. Up to 50,728 shares were reserved for issuance under the plan. Pursuant to the plan, each non-employee director is entitled to receive an annual cash retainer of $16,000, together with $2,000 for attending each regular quarterly meeting of the Earthstone Board and each all-day special meeting of the Earthstone Board and $500 for each half-day special meeting of the Earthstone Board or one of its committees. No committee fees are payable for attendance by a director at a committee meeting held in conjunction with a regular quarterly or all-day special meeting of the Earthstone Board. The chairman of each of the Audit, Compensation and Nominating Committees receives an annual cash retainer of $5,500, $4,500 and $3,500, respectively.

In addition, non-employee directors receive $500 for attending committee meetings, unless the committee meeting is held in conjunction with a quarterly regular or all-day board meeting. Earthstone also reimburses reasonable expenses incurred by non-employee directors associated with attending board and committee meetings. Mr. Singleton, as an employee director, does not receive compensation for his service as a member of the Earthstone Board. In addition, each non-employee director receives an annual grant of restricted stock having a fair market value equal to $36,000 on April 1 of each year, based on the average closing price for the ten trading days preceding April 1 of each year. Grants of restricted stock vest one-third each year over three years. If a director terminates his or her participation on the Board prior to the time that the restricted stock is fully vested, the unvested portion of the award is forfeited and reverts back to Earthstone. All shares of restricted stock will become vested upon the occurrence of a change of control.

The Earthstone Board requires that each restricted stock award recipient, within three years of the date that he or she becomes a member of the Board, own an amount of common stock equal to one year of his average total board compensation.

The following table sets forth information concerning the compensation of non-employee directors during the fiscal year ended March 31, 2014.

Director Compensation

Name	Fees Earned or Paid in Cash		Stock Awards1	Total
Richard K. Rodgers	$34,500	2	$36,000	$70,500
Monroe W. Robertson	35,500	3	36,000	71,500
Andrew P. Calerich	33,500	4	36,000	69,500
Total	$103,500		$108,000	$211,500

1
Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year. Grants of shares of restricted stock vest one-third each year over three years. The number of shares included in each grant is determined based upon the average closing price for the ten trading days preceding each anniversary date of the original grant. The amounts shown do not reflect compensation actually received by directors or the actual value that may be recognized by directors with respect to these awards in the future, because each award is subject to forfeiture. The aggregate number of stock awards outstanding and subject to vesting at the fiscal year end March 31, 2014 for each director was as follows: Rodgers – 3,894 shares, Robertson – 3,894, and Calerich – 3,894. In addition, each director was granted 1,679 shares of restricted stock on April 1, 2014, subject to vesting and forfeiture.

2	Consists of a $16,000 annual cash retainer, $14,000 for attending Board and Committee meetings and $4,500 for serving as the Chairman of the Compensation Committee.

3	Consists of a $16,000 annual cash retainer, $14,000 for attending Board and Committee meetings and $5,500 for serving as the Chairman of the Audit Committee.

4	Consists of a $16,000 annual cash retainer, and $14,000 for attending Board and Committee meetings and $3,500 for serving as Chairman of the Nominating Committee.

 Employment Contracts and Termination of Employment Arrangements

Earthstone has no employment contracts with any of its executive officers. As of March 31, 2014, Earthstone also had no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement would result in payments to such officer upon or following his resignation, retirement, or other termination of employment with Earthstone and its subsidiaries, or as a result of a change in control of Earthstone or a change in the executive officers’ responsibilities following a change in control.

In connection with the adoption of the exchange agreement between Earthstone and Oak Valley Resources, LLC disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014, the Earthstone Board adopted on May 13, 2014 an Employee Severance Compensation Plan (the “Severance Plan”), which will provide benefits to participating employees upon a qualifying termination of employment. All of the Company’s Denver-based employees have been named participants in the Severance Plan, including the Company’s Chief Executive Officer, Ray Singleton.  The Company’s only other executive officer, who is working for the Company pursuant to a consulting arrangement, has not been named a participant in the Severance Plan. It is expected that Mr. Singleton will continue to be an officer and director of Earthstone following the exchange transaction.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 Current Plan and Outstanding Options

The following table provides information as March 31, 2014, regarding compensation plans (including individual compensation arrangements) under which equity securities of Earthstone are authorized for issuance. The table includes information regarding both the 2011 Equity Incentive Compensation Plan and the Director Compensation Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2011 Equity Incentive Compensation Plan	6,849	$20.28	(1)	138,959
Director Compensation Plan	11,726	$18.42	(1)	3,661

(1)
Weighted average grant prices have been developed utilizing the number of unvested shares relative to the date of grant values for the respective tranches of shares issued under the 2011 Equity Incentive Compensation Plan and the Director Compensation Plan.

 Security Ownership of Certain Beneficial Owners and Management of Earthstone

The following table contains information about the beneficial ownership of the Earthstone common stock as of July 15, 2014 by:

●	each of the current Earthstone directors;

●	each executive officer named in the Summary Compensation Table; and

●	all Earthstone directors and current executive officers as a group.

Name of Beneficial Owner¹	Amount and Nature of Beneficial Ownership		Percent of Class (%)2
Ray Singleton	453,360		26.1%
Jim Poage	—		—
Paul D. Maniscalco	—		—
Richard Rodgers	15,938	3	1.0%
Monroe Robertson	22,684	3	1.3%
Andrew Calerich	8,124	3	*
Total for all officers and directors (six individuals)3	500,106		28.8%

*	The percentage of common stock beneficially owned is less than 1%.

1	The address of each of these persons is c/o Earthstone Energy, Inc., 633 Seventeenth Street, Suite 2320, Denver, Colorado 80202.

2	Based on 1,737,991 shares of common stock outstanding at the close of business on July 15, 2014.

3
Share ownership includes a total of 11,078 shares of restricted stock subject to vesting. The aggregate number of restricted stock awards outstanding and subject to vesting as of July 15, 2014 for each non-employee director was as follows: Robertson – 3,678 shares; Rodgers – 3,678; and Calerich – 3,678. Amounts include the 1,679 votable shares of restricted stock granted to each director on April 1, 2014. While restricted, such shares are subject to restrictions on the sale of such shares, which lapse in equal annual installments over a three-year period for each grant and are subject to forfeiture. All shares of restricted stock will become vested upon the occurrence of a change of control, including pursuant to the proposed exchange transaction disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no transactions or series of similar transactions since the beginning of Earthstone’s last fiscal year or any currently proposed transaction or series of similar transactions to which Earthstone was or is to be a party, and which involved an amount exceeding $60,000 and in which any director, executive officer, principal stockholder or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

 Auditor Fees

The following table presents fees for professional audit services rendered by EKS&H for the fiscal years ended March 31, 2014 and 2013, for the audit or review of Earthstone’s financial statements, and fees billed for other services rendered during those periods.

	Year Ended March 31,
	2014	2013
Audit Fees (1)	$98,000	$98,040
Audit-Related Fees (2)	–	–
Tax Fees (2)	–	–
All Other Fees (2)	–	–
Total	$98,000	$98,040

1
Audit fees are for the audit of Earthstone’s annual consolidated financial statements and the review of Earthstone’s quarterly financial statements for the fiscal years ended March 31, 2014 and 2013, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings and engagements for those fiscal years.

2	EKS&H provided no other audit-related, any tax-related or other services to Earthstone for the fiscal years ended March 31, 2014 or 2013.

 Pre-Approval Policy and Procedures

The Audit Committee has adopted informal policies and procedures relating to the pre-approval of all engagement letters and audit and non-audit services that are to be performed by Earthstone’s registered public accounting firm. This policy generally provides that Earthstone will not engage its registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee, subject to any exception under Section 10A of the Exchange Act and any rules promulgated thereunder. All fees paid to EKS&H in the fiscal year ended March 31, 2014, were pre-approved by the Audit Committee.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized by the following in the capacities and on the dates indicated.

EARTHSTONE ENERGY, INC.

Name and Capacity	Date

By: /s/ Ray Singleton	July 29, 2014

Ray Singleton, President and
Chief Executive Officer

By: /s/ Paul D. Maniscalco	July 29, 2014

Paul D. Maniscalco, Interim Chief Financial Officer