Form 10-Q
period 2014-06-30
EARTHSTONE ENERGY INC
filed 2014-08-11
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
Yes ☐ No ☑

Shares of common stock outstanding on August 11, 2014: 1,737,420

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs, assumptions and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures, including future share repurchases;
●	acquisitions and other business opportunities;
●	operating costs and other expenses, including asset retirement obligation expenses;
●	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements;
●	other estimates and assumptions we use in our accounting policies; and
●	the completion of the pending strategic combination with Oak Valley Resources, LLC.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	loss of senior management or technical personnel;
●	oil and natural gas prices and production costs;
●	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
●
our ability to remain in compliance with the financial covenants related to our credit facility may be affected by events beyond our control, including market prices for our oil and gas.  Any future inability to comply with these covenants, unless waived by the Bank of Oklahoma, could adversely affect our liquidity by rendering us unable to borrow further under the credit facility.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets
Page 1 of 2

	June 30,	March 31,
	2014	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,119,000	$2,671,000
Accounts receivable:
Oil and gas sales	4,282,000	3,895,000
Joint interest and other receivables	271,000	758,000
net of allowance of ($15,000) at June 30, 2014 and March 31, 2014
Other current assets	887,000	1,043,000

Total current assets	7,559,000	8,367,000

Oil and gas properties, full cost method:
Proved properties	69,850,000	67,186,000
Unproved properties	687,000	773,000
Accumulated depletion and impairment	(32,613,000)	(31,496,000)

Net oil and gas properties	37,924,000	36,463,000

Support equipment and other non-current assets
net of accumulated depreciation of ($542,000) and ($514,000), respectively	785,000	791,000

Total non-current assets	38,709,000	37,254,000

Total assets	$46,268,000	$45,621,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341,000	$430,000
Accrued liabilities	5,670,000	5,243,000
Total current liabilities	6,011,000	5,673,000

Long-term liabilities:
Long-term debt	8,000,000	9,000,000
Deferred tax liability	4,695,000	4,486,000
Asset retirement obligation, less current portion	2,126,000	2,068,000
Total long-term liabilities	14,821,000	15,554,000
Total liabilities	20,832,000	21,227,000

Shareholders’ equity:
Preferred shares, $0.001 par value, 600,000 authorized	-	-
and none issued or outstanding
Common shares, $0.001 par value, 6,400,000 shares authorized and	18,000	18,000
1,762,000 and 1,753,000 shares issued, respectively
Additional paid-in capital	23,481,000	23,436,000
Treasury stock, at cost, 15,000 and 24,000 shares, respectively	(458,000)	(458,000)
Retained earnings	2,395,000	1,398,000

Total shareholders’ equity	25,436,000	24,394,000

Total liabilities and shareholders’ equity	$46,268,000	$45,621,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Oil and gas sales	$5,214,000	$3,582,000
Well service and water-disposal revenue	24,000	13,000

Total revenues	5,238,000	3,595,000

Expenses:
Oil and gas production	1,019,000	835,000
Production tax	473,000	309,000
Well service and water-disposal	19,000	37,000
Depletion and depreciation	1,145,000	786,000
Accretion of asset retirement obligation	53,000	49,000
General and administrative	1,258,000	693,000

Total expenses	3,967,000	2,709,000

Income from operations	1,271,000	886,000

Other income (expense):
Interest and other income	4,000	8,000
Interest and other expenses	(61,000)	(33,000)

Total other income (expense)	(57,000)	(25,000)

Income before income tax	1,214,000	861,000

Current income tax expense	6,000	27,000
Deferred income tax expense	211,000	141,000

Total income tax expense	217,000	168,000

Net income	$997,000	$693,000

Per share amounts:
Basic	$0.58	$0.40
Diluted	$0.58	$0.40

Weighted average common shares outstanding:
Basic	1,719,042	1,710,829
Diluted	1,724,512	1,710,829

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$997,000	$693,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and depreciation	1,145,000	786,000
Deferred income tax expense	211,000	141,000
Accretion of asset retirement obligation	53,000	49,000
Share-based compensation	45,000	47,000
Amortization of deferred financing costs	4,000	3,000
Change in:
Accounts receivable, net	100,000	419,000
Other current assets	(36,000)	34,000
Accounts payable, accrued and other liabilities	125,000	716,000

Net cash provided by operating activities	2,644,000	2,888,000

Cash flows from investing activities:
Oil and gas properties	(2,170,000)	(3,718,000)
Purchases of support equipment and other non-current assets	(26,000)	(144,000)

Net cash used in investing activities	(2,196,000)	(3,862,000)

Cash flows from financing activities:
Repayments on long-term debt	(1,000,000)	-
Borrowings on long-term debt	-	1,000,000
Deferred financing fees	-	(4,000)

Net cash (used in) provided by financing activities	(1,000,000)	996,000

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(552,000)	22,000
Cash and cash equivalents, beginning of period	2,671,000	2,180,000

Cash and cash equivalents, end of period	$2,119,000	$2,202,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$62,000	$31,000
Cash paid for income tax	$-	$-
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$8,000	$19,000
Accrued capital expenditures	$208,000	$903,000
Prepaid capital expenditures	$192,000	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

At the directive of the Securities and Exchange Commission ("SEC") to use “plain English” in public filings, the Company will use such terms as “we,” “our,” “us” or “the Company” in place of Earthstone Energy, Inc. and its wholly-owned subsidiary. When such terms are used in this manner throughout the notes to the unaudited condensed consolidated financial statements, they are in reference only to the corporation, Earthstone Energy, Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and suggest that these financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the previous fiscal year-end.

Further, the results of operations for the three months covered by this report, are not necessarily indicative of the operating results that may be expected for the full fiscal year.

Pending Strategic Combination. On May 15, 2014, the Company and Oak Valley Resources, LLC ("Oak Valley"), entered into an Exchange Agreement (the "Exchange Agreement"). The Exchange Agreement provides that upon the terms and subject to the conditions set forth in the Exchange Agreement, Oak Valley will contribute to the Company the membership interests of its three subsidiaries, each a limited liability company, inclusive of producing assets, undeveloped acreage and an estimated $138 million in cash (now an estimated $142.5 million) and contractually obligated capital contributions, in exchange for the issuance of approximately 9.1 million shares of the Company's common stock ("Common Stock") to Oak Valley (the "Exchange"). Following the Exchange, current Earthstone stockholders will own 16% of the Company's outstanding Common Stock and Oak Valley will own 84% of the Company's outstanding Common Stock. The Exchange Agreement has been approved by the Board of Directors of Earthstone and the board of managers of Oak Valley.

Pending closing of the Exchange, the Company has agreed in the Exchange Agreement to various covenants and restrictions related to the conduct of its business including, among others (i) to conduct its business in the ordinary course consistent with past practices, (ii) to retain the services of its present officers and key employees, (iii) to use commercially reasonable efforts to comply, in all material respects, with applicable laws and material contracts, (iv) not to issue, sell, grant, dispose of, accelerate or modify, as appropriate, any of its securities, (v) not to redeem, purchase or acquire any of its outstanding securities, except in connection with vesting, settlement of, forfeiture of, or tax withholding with respect to, any equity or equity-based awards granted under any Company equity plan that is outstanding as of the date of the Exchange Agreement, (vi) not to incur, refinance or assume any indebtedness for borrowed money other than borrowings under the Company's existing credit facility, (viii) not to sell, transfer, lease, farmout or otherwise dispose of any of the Company's properties with a fair market value in excess of $1 million, (ix) not to make any unbudgeted capital expenditure(s) in excess of $5 million without the consultation and consent of Oak Valley, which consent shall not be unreasonably withheld, delayed or conditioned, or except as may be reasonably required to conduct emergency operations, repairs or replacements on any well, pipeline or other facility, or (x) not to (A) materially increase the compensation of any executive officer, (B) pay any bonus or incentive compensation, (C) grant any new equity or non-equity based compensation award, except as required by applicable law or any employee benefit plans. The Company does not anticipate that the subject covenants and restrictions agreed to in the Exchange Agreement will materially interfere with, change, alter or otherwise impact the Company's ongoing continuing activities over the next several months until the Exchange is consumated or otherwise terminated.

The foregoing descriptions of the Exchange and the Exchange Agreement do not purport to be complete and are qualified in their entirety by the other terms and provisions of the Exchange Agreement, a copy of which is attached to the Current Report on Form 8-K as filed by the Company with the SEC on May 16, 2014. A copy of the subject Form 8-K can be obtained by accessing the SEC's website at http://www.sec.gov.

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

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, trade payables, accrued liabilities, and long-term debt, all of which are considered to be representative of their fair market value, due to the short-term highly liquid nature and/or the floating interest rate structure of these instruments.

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

In July 2013, the FASB issued, ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for the Company’s fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The impact of the new rule is not material.

2. Earnings Per Share

Basic earnings per share attributable to Earthstone shareholders is computed by dividing net income attributable to Earthstone shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share attributable to Earthstone shareholders is computed by dividing the net income attributable to Earthstone shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities include incremental shares issuable upon the vesting of common shares issued to the employees and directors of Earthstone.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	06/30/14	06/30/13
	(Unaudited)	(Unaudited)
Net income attributable to Earthstone Energy, Inc.
shareholders	$997,000	$693,000

Weighted average number of shares used in basic earnings
per share	1,719,042	1,710,829

Effects of dilutive securities:

Unvested common shares*	5,470	-

Weighted average number of shares used in diluted
earnings per share	1,724,512	1,710,829

Basic earnings per share attributable to Earthstone
Energy, Inc. shareholders	$0.58	$0.40

Diluted earnings per share attributable to Earthstone
Energy, Inc. shareholders	$0.58	$0.40

* As of June 30, 2013, we have excluded unvested common shares outstanding from the calculation of diluted earnings per share, as the inclusion of these shares would have been anti-dilutive.

3. Other Current Assets

	06/30/14	03/31/14
	(Unaudited)
Prepaid income tax	$373,000	$379,000
Lease and well equipment inventory	310,000	310,000
Other current assets	73,000	40,000
Drilling and completion cost prepayments	71,000	223,000
Prepaid insurance premiums	60,000	91,000
Total other current assets	$887,000	$1,043,000

4. Accrued Liabilities

	06/30/14	03/31/14
	(Unaudited)
Accrued operations payable	$4,574,000	$4,209,000
Accrued compensation	433,000	411,000
Short-term asset retirement obligation	320,000	317,000
Accrued income tax payable and other	176,000	180,000
Revenue and production taxes payable	167,000	126,000
Total accrued liabilities	$5,670,000	$5,243,000

5. Oil and Gas Properties

	06/30/14	03/31/14
	(Unaudited)
Proved properties	$69,850,000	$67,186,000
Unproved properties	687,000	773,000
Less accumulated depletion and impairment	(32,613,000)	(31,496,000)

Net oil and gas properties	$37,924,000	$36,463,000

As of June 30, 2014, the Company has recorded $69,850,000 as proved property costs. As of March 31, 2014, the Company had recorded $67,186,000 as proved property costs. Additions of $2,578,000 have been recorded during the three months ended June 30, 2014, and included in these additions are $2,561,000 related to intangible drilling and completion costs and tangible drilling and completion costs. Of the total additions recorded during the three months ended June 30, 2014, 80% relate to our work in North Dakota.

As of June 30, 2014, the Company has recorded $687,000 as unproved property costs. As of March 31, 2014, the Company had recorded $773,000 as unproved property costs. For the three months ended June 30, 2014, the Company recorded additional unproved property costs of $19,000 related to wells in progress. During the three months ended June 30, 2014, $49,000 in well costs and $55,000 in costs related to acreage were transferred from unevaluated to depletable properties. In addition, there were leased acreage expirations of approximately $1,000.

6. Long-Term Debt

During  the quarter ended June 30, 2014, the Company repaid $1 million of the outstanding balance on its credit facility.  As of June 30, 2014, the Company had an outstanding balance under the Credit Facility of $8 million.

7. Income Tax

The provision for income tax is comprised of:

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Current:
Federal	$2,000	$20,000
State	4,000	7,000
Total current income tax	6,000	27,000

Deferred:
Federal	200,000	133,000
State	11,000	8,000
Total deferred income tax	211,000	141,000

Income tax expense	$217,000	$168,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three months ended is as follows:

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$413,000	$292,000
State taxes, net of federal benefit	12,000	9,000
Excess percentage depletion	(203,000)	(135,000)
Other adjustments, net	(5,000)	2,000

Income tax expense	$217,000	$168,000
Effective rate expressed as a percentage of income before income tax	17.9%	19.5%

The overall effective tax rate expressed as a percentage of book income before income tax for the current three month period, as compared to the same period in the prior year, was lower due to an increase in the deduction for excess percentage depletion related to an increase in annualized oil and gas sales.

Net deferred tax assets and liabilities were comprised of:

	June 30,	March 31,
	2014	2014
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$2,406,000	$2,190,000
Net operating loss carry-forward	14,000	-
Other accruals	67,000	103,000
Allowance for doubtful accounts	5,000	5,000

Gross deferred tax assets	2,492,000	2,298,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(7,187,000)	(6,784,000)

Gross deferred tax liabilities	(7,187,000)	(6,784,000)

Deferred tax liabilities, net	$(4,695,000)	$(4,486,000)

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

The Company's federal income tax returns for the prior three tax years of filings and state income tax returns for the prior four years of tax filings are still subject to examination by tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended March 31, 2014, as well as the unaudited condensed consolidated financial statements and related notes and other information appearing in Item 1 of this report.

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes including matters arising during the normal course of business.  We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements.  We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change.  As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Recent Developments – Pending Strategic Combination

On May 16, 2014, we announced that we had entered into an Exchange Agreement with Oak Valley Resources, LLC whereby the membership interests in three subsidiaries of Oak Valley, inclusive of producing assets, undeveloped acreage and an estimated $138 million of cash (now estimated at $142.5 million) and remaining contractually obligated capital commitments, would be contributed and transferred to Earthstone in exchange for the issuance of approximately 9.1 million shares of Earthstone’s Common Stock to Oak Valley.  Following the Exchange, current Earthstone stockholders will own 16% of the company's outstanding Common Stock and Oak Valley will own 84% of the company's outstanding Common Stock.  Closing conditions include, approval by our shareholders for the issuance to Oak Valley of the Common Stock in the Exchange, approval by our shareholders of an amendment to the certificate of incorporation to increase our authorized capital to 100,000,000 shares of Common Stock and 20,000,000 shares of preferred stock and listing approval by NYSE MKT of the Common Stock to be issued to Oak Valley in the Exchange. It is anticipated that the Exchange will not be completed until the fourth calendar quarter of 2014, subject to customary and specific closing conditions. There are no assurances that all of the closing conditions to the Exchange will be satisfied, or that the Exchange will be consummated.

Pending closing of the Exchange, we have agreed in the Exchange Agreement to various covenants and restrictions related to the conduct of our business including, among others, (i) to conduct our business in the ordinary course consistent with past practices, (ii) to retain the services of our present officers and key employees, (iii) to use commercially reasonable efforts to comply, in all material respects, with applicable laws and material contracts, (iv) not to issue, sell, grant, dispose of, accelerate or modify, as appropriate, any of our securities, (v) not to redeem, purchase or acquire any of our outstanding securities, except in connection with the vesting, settlement or forfeiture of, or tax withholding with respect to, any equity or equity-based awards granted under any Earthstone equity plan that is outstanding as of date of the Exchange Agreement, (vi) not to incur, refinance or assume any indebtedness for borrowed money other than borrowings under our existing credit facility, (viii) not to sell, transfer, lease, farmout or otherwise dispose of any of our properties with a fair market value in excess of $1 million, (ix) not to make any unbudgeted capital expenditure(s) in excess of $5 million, without consultation and consent of Oak Valley, which consent shall not be unreasonably withheld, delayed or conditioned, or except as may be reasonably required to conduct emergency operations, repairs or replacements on any well, pipeline or other facility, or (x) not to (A) materially increase the compensation of any executive officer, (B) pay any bonus or incentive compensation, (C) grant any new equity or non-equity based compensation award, except as required by applicable law or any employee benefit plans. We do not anticipate that the subject covenants and restrictions agreed to in the Exchange Agreement will materially interfere with, change, alter or otherwise impact, our ongoing and continuing activities over the next several months until the Exchange is consummated or otherwise terminated.

The foregoing descriptions of the Exchange and the Exchange Agreement do not purport to be complete and are qualified in their entirety by the terms and provisions of the Exchange Agreement, a copy of which is attached to the Current Report on Form 8-K as filed by the Company with the SEC on May 16, 2014. A copy of the subject Form 8-K can be obtained by accessing the SEC’s website at http://www.sec.gov.

Liquidity and Capital Resources

The discussion set forth describes Earthstone as it is currently configured.  If the Exchange Agreement is completed, our liquidity outlook, capital structure and planned capital expenditures will be significantly different.  A final proxy statement relating to the Exchange will be filed with the SEC, and stockholders are encouraged to review it.

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

We have available to us a $25 million senior secured revolving bank credit facility (“Credit Facility”) with the Bank of Oklahoma (“Bank”) which provides an additional source of funds to pay our share of drilling and completion costs incurred on wells drilled and completed. The borrowing base on the Credit Facility is currently $12 million.  Among other provisions, the Credit Facility contains certain affirmative and negative covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. At the end of the quarter ending June 30, 2014, we had an outstanding balance due of $8 million under the Credit Facility and were in compliance with all covenants contained in the Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Credit Facility.  For further information concerning the Credit Facility and its terms, see our Form 8-K filed with the SEC on January 3, 2013.

Overview of our Capital Structure.  We recognize the importance of developing our capital resource base in order to pursue our objectives.  However, subsequent to our last public offering in 1980, debt financing has been the sole source of external funding.  In addition to our routine production-related costs, general and administrative expenses and, when necessary, debt repayment requirements, we require capital to fund our exploratory and development drilling efforts and the acquisition of additional properties, as well as the enhancement of existing and newly acquired properties.

Hedging.  During the three months ended June 30, 2014 and 2013, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At June 30, 2014, we had a working capital surplus of $1,548,000 (a current ratio of 1.26:1) compared to a working capital surplus at March 31, 2014 of $2,694,000 (a current ratio of 1.47:1).  The decrease in current ratio is primarily a result of the decrease in other receivables and the repayment of $1,000,000 of debt out of our cash balance.

Cash Flow. Cash provided by operating activities was $2,644,000 for the three months ended June 30, 2014, compared to cash provided by operating activities $2,888,000 for the three months ended June 30, 2013.  Increases to cash provided by operating activities between the two comparable periods are primarily due to the fluctuation in deferred income tax expense and the increase in depletion primarily related to the increase in the oil and gas property balance.  Decreases to cash provided by operating activities between the two comparable periods are primarily due to decreases in accounts receivable and the timing and payment of accounts payable, accrued and other liabilities, especially pertaining to capital expenditure outlays, in addition to the application of prepaid balances.

Overall, net cash used in investing activities decreased for the three months ended June 30, 2014, to $2,196,000 from $3,862,000 for the three months ended June 30, 2013.  This was the result of a decrease in the number of wells drilled and completed during the current period compared to the same period in the prior year, as explained in “Capital Expenditures” below.

Net cash used in financing activities was $1,000,000 for the three months ended June 30, 2014, compared to net cash provided by financing activities of $996,000 for the three months ended June 30, 2013.  The decrease is related to repayments on our Credit Facility in the current period as compared to a borrowing in the prior period for capital expenditures as further described in “Capital Expenditures” below.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the three months ended June 30, 2014, we spent $2,578,000 on various projects.  This compares to $4,640,000 for the three months ended June 30, 2013.  During the three months ended June 30, 2014, capital expenditures were comprised of drilling and completions of our wells producing as of period end (48%), drilling of 21 wells to be completed as of calendar year end (50%), and acquiring leasehold acreage (2%).  The majority (80%) of capital expenditures were spent in North Dakota.  The remainder was spent in other areas on property improvements and leasehold acreage.

We are continually evaluating drilling and acquisition opportunities for possible participation.  Typically, at any one time, several opportunities are in various stages of evaluation.  Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken.

Divestitures/Abandonments

We neither sold nor plugged any wells during the three months ended June 30, 2014.

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

Other Commitments

We do not have any other commitments beyond our office lease.

Results of Operations

The following provides selected financial information and averages for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
Revenue	2014	2013
Oil	$4,373,000	$3,380,000
Gas 1	841,000	202,000
Total revenue 2	5,214,000	3,582,000

Total production expense 3	1,492,000	1,144,000

Gross profit	$3,722,000	$2,438,000

Depletion expense	$1,117,000	$760,000

Sales volume 4
Oil (Bbls)	48,742	36,967
Gas (Mcfs)	66,868	28,223
BOE	59,887	41,671

Average sales price 5
Oil (per Bbl)	$89.72	$91.43
Gas (per Mcf) 6	$12.58	$7.16
BOE	$87.06	$85.96

Average per BOE 4, 5, 7
Production expense 5	$24.91	$27.45
Gross profit 5	$62.15	$58.51
Depletion expense 5	$18.65	$18.24

1	Amount includes natural gas liquid (NGL) revenue. For the three months ended June 30, 2014 and 2013, the NGL revenue included in the gas revenue amount is $409,000 and $72,000, respectively.
2
Amount does not include water service and disposal revenue.  For the three months ended June 30, 2014, this revenue amount is net of $24,000 in well service and water-disposal revenue, which would otherwise total $5,238,000 in revenue, compared to $13,000 well service and water-disposal revenue in the respective period ended June 30, 2013 and $3,595,000 in total revenue for the comparable three month period ended June 30, 2013.

3	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)
4	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.
5	Averages calculated based upon non-rounded figures.
6
Average gas sales price per Mcf is calculated by dividing total gas and NGL revenue by the gas sales volume per Mcf.  For the three months ended June 30, 2014 and 2013, gas sales price per Mcf, exclusive of NGL revenues, was $6.46 per Mcf and $4.61 per Mcf, respectively.

7	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Overview.  Net income for the three months ended June 30, 2014, was $997,000 compared to net income of $693,000 for the three months ended June 30, 2013.  The increase in net income resulted from the increase in oil and gas production volumes and gas prices as described in “Revenues” and “Volumes and Prices” below.

Revenues.  Oil sales revenue increased $993,000 (29%) for the three months ended June 30, 2014 to $4,373,000 from $3,380,000 for the three months ended June 30, 2013, due to the increase in oil sales volumes, offset by a lower realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $639,000 (316%) for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as a result of the higher realized price per Mcf and an increase in gas sales volumes as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes increased by 32% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  In addition, the average price per barrel decreased by 2% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase in oil sales volumes for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, was the result of an increase in production from newly producing wells, offset partially by declines in existing wells.

Gas sales volumes increased by 137% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  In addition, the average price per Mcf increased by 76% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase in gas sales volumes for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, was the result of an overall increase in the percentage of natural gas production that was sold rather than being flared and the addition of gas sales from newly producing wells, which was offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended June 30,
	2014	2013

Lease operating costs	$700,000	$697,000
Workover costs	150,000	116,000
Production taxes	473,000	309,000
Transportation and other costs	169,000	22,000

Total production expense	$1,492,000	$1,144,000

Oil and gas production expense increased $348,000 (30%) for the three months ended June 30, 2014, as compared to the expenses for the three months ended June 30, 2013, primarily due to an increase in production tax expense and transportation expense related to the increased production volume.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $14.51 for the three months ended June 30, 2014, compared to $17.25 for the three months ended June 30, 2013.  While the total dollars spent on routine LOE was 21% higher between the comparable periods, the costs are being divided over more BOE in the three months ended June 30, 2014, resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE was 17% for the three months ended June 30, 2014, compared to 20% for the three months ended June 30, 2013.  This decrease in cost in proportion to revenue was due to a combination of the increase in gas prices, production volumes, and the number of producing wells between the comparable periods, coupled with a lower percentage increase in LOE costs between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses increased $34,000 (29%) for the three months ended June 30, 2014, compared to the respective period ended June 30, 2013.  While total dollars spent on workovers increased between the comparable periods, the workover costs in the first quarter of fiscal 2015 decreased to $2.50 per BOE from $2.78 per BOE in the first quarter of fiscal 2014, due to being divided over more BOE in the current fiscal year.

Production taxes for the three months ended June 30, 2014 increased 53% over the three months ended June 30, 2013.  As a percent of oil and gas sales revenue, production taxes remained the same between the two periods at 9%.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

While overall lifting costs (oil and gas production costs, including production taxes as well as workovers) increased during the current quarter in relation to the comparable period in the prior year, those costs are spread over larger reported volumes, per BOE, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, causing the costs per BOE to decrease from $27.45 to $24.91.

Other Expenses.  Depletion and depreciation increased $359,000 (46%) for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase in expense was a result of an increased dollar per barrel depletion rate and higher oil and gas sales.  The higher dollar per barrel depletion rate was due to the addition of capital costs for newly drilled and/or completed wells into the pool of depletable property costs, which was partially offset by a decrease in the costs related to future development of proved undeveloped wells.

General and Administrative (“G&A”) expense increased $565,000 (82%) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase was primarily attributable to $627,000 of expenses related to the proposed transaction with Oak Valley, as discussed above under “Recent Developments – Pending Strategic Combination”, offset by a decrease in payroll, employee benefits and employee bonuses in the current fiscal year.  The G&A expense increased during the current quarter in relation to the comparable period in the prior year causing the costs per BOE to increase from $16.63 to $21.01.

Income Tax.  For the three months ended June 30, 2014, we recorded income tax expense of $217,000, as compared to $168,000 for the three months ended June 30, 2013.  Our effective income tax rate was 17.9% for the three months ended June 30, 2014.  The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended June 30, 2014, as compared to the same period in 2013, was lower due primarily to an increase in the deduction for excess percentage depletion, related to an increase in annualized oil and gas sales.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the first quarter of the fiscal year ending March 31, 2015:

	Total Number of Shares Purchased¹	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Number of Shares that May Yet be Purchased under the Plan¹
April 1, 2014 – April 30, 2014	—	$—	—	103,254

May 1, 2014 – May 31, 2014	—	$—	—	103,254
June 1, 2014 – June 30, 2014	—	$—	—	103,254
Total	—		—

1
On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 5,000 shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 15,000 shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. On November 11, 2013, the Board approved a motion that allowed for up to $5,000 per year to be used to buy back blocks of 99 shares or less.  During the year ended March 31, 2014, 30 shares were repurchased at an average price of $16.88 under the share buyback program, and 103,254 shares remain available for future repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1
First Amendment to Rights Agreement, dated as of May 15, 2014, among Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 16, 2014).

4.2
Second Amendment to Rights Agreement, dated as of May 15, 2014, between Earthstone Energy, Inc. and Direct Transfer LLC (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A/A filed with the SEC on May 16, 2014).

10.1
Exchange Agreement between Earthstone Energy, Inc. and Oak Valley Resources, LLC, dated as of May 15, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014).

10.2
Earthstone Energy, Inc. Employee Severance Compensation Plan, dated as of May 13, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

EARTHSTONE ENERGY, INC.
By: /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

By: /s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer

Date: August 11, 2014