Form 10-Q
period 2014-09-30
EARTHSTONE ENERGY INC
filed 2014-11-12
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35049

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0592823
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 17th Street, Suite 2320, Denver, Colorado	80202-3619
(Address of principal executive office)	(Zip Code)

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

Shares of common stock outstanding on November 11, 2014: 1,737,360

EARTHSTONE ENERGY, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q, including information incorporated herein by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are subject to risks and uncertainties and are based on the beliefs, assumptions and information currently available to management.  The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "predict," "plan," "should," "likely," "may," "will," "continue" or similar expressions are intended to identify such statements.  All statements other than statements of historical facts that address activities that we anticipate will or may occur in the future are forward-looking statements.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  Forward-looking statements relate to, among other things:

●	our strategies, either existing or anticipated;
●	our future financial position, including anticipated liquidity;
●	our ability to satisfy obligations from cash generated from operations;
●	amounts and nature of future capital expenditures, including future share repurchases;
●	acquisitions and other business opportunities;
●	operating costs and other expenses, including asset retirement obligation expenses;
●	wells expected to be drilled, other anticipated exploration efforts and associated expenses;
●	estimates of proved oil and natural gas reserves, deferred tax assets, and depletion rates;
●	our ability to meet additional acreage, seismic and/or drilling cost requirements;
●	other estimates and assumptions we use in our accounting policies; and
●	the completion of the pending strategic combination with Oak Valley Resources, LLC and contribution transaction with Flatonia Energy, LLC.

Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

●	loss of senior management or technical personnel;
●	oil and natural gas prices and production costs;
●	our ability to replace oil and natural gas reserves, including changes in reserve estimates resulting from expected oil and gas prices, production rates, tax rates and production costs;
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,687,000	$2,671,000
Accounts receivable:
Oil and gas sales	4,058,000	3,895,000
Joint interest and other receivables	321,000	758,000
net of allowance of ($15,000) at September 30, 2014 and March 31, 2014
Other current assets	1,174,000	1,043,000

Total current assets	8,240,000	8,367,000

Oil and gas properties, full cost method:
Proved properties	71,301,000	67,186,000
Unproved properties	643,000	773,000
Accumulated depletion and impairment	(33,769,000)	(31,496,000)

Net oil and gas properties	38,175,000	36,463,000

Support equipment and other non-current assets
net of accumulated depreciation of ($469,000) and ($514,000), respectively	747,000	791,000

Total non-current assets	38,922,000	37,254,000

Total assets	$47,162,000	$45,621,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,278,000	$430,000
Accrued liabilities	5,220,000	5,243,000

Total current liabilities	6,498,000	5,673,000

Long-term liabilities:
Long-term debt	7,000,000	9,000,000
Deferred tax liability	4,902,000	4,486,000
Asset retirement obligation, less current portion	2,170,000	2,068,000

Total long-term liabilities	14,072,000	15,554,000

Total liabilities	20,570,000	21,227,000

Shareholders’ equity:

Preferred shares, $0.001 par value, 600,000 authorized and none issued or outstanding	-	-
Common shares, $0.001 par value, 6,400,000 shares authorized and 1,768,000 and 1,753,000 shares issued, respectively	18,000	18,000
Additional paid-in capital	23,525,000	23,436,000
Treasury stock, at cost, 15,000 and 24,000 shares, respectively	(460,000)	(458,000)
Retained earnings	3,509,000	1,398,000

Total shareholders’ equity	26,592,000	24,394,000

Total liabilities and shareholders’ equity	$47,162,000	$45,621,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas sales	$5,161,000	$4,627,000	$10,375,000	$8,209,000
Well service and water-disposal revenue	32,000	45,000	56,000	58,000

Total revenues	5,193,000	4,672,000	10,431,000	8,267,000

Expenses:
Oil and gas production	1,198,000	868,000	2,217,000	1,703,000
Production tax	500,000	431,000	973,000	740,000
Well service and water-disposal	30,000	19,000	49,000	56,000
Depletion and depreciation	1,185,000	980,000	2,330,000	1,766,000
Accretion of asset retirement obligation	54,000	49,000	107,000	98,000
General and administrative	771,000	659,000	2,029,000	1,352,000

Total expenses	3,738,000	3,006,000	7,705,000	5,715,000

Income from operations	1,455,000	1,666,000	2,726,000	2,552,000

Other income (expense):
Interest and other income	5,000	7,000	9,000	15,000
Interest and other expenses	(53,000)	(44,000)	(114,000)	(77,000)

Total other income (expense)	(48,000)	(37,000)	(105,000)	(62,000)

Income before income tax	1,407,000	1,629,000	2,621,000	2,490,000

Current income tax expense	86,000	43,000	92,000	70,000
Deferred income tax expense	207,000	362,000	418,000	503,000

Total income tax expense	293,000	405,000	510,000	573,000

Net income	$1,114,000	$1,224,000	$2,111,000	$1,917,000

Per share amounts:
Basic	$0.65	$0.72	$1.23	$1.12
Diluted	$0.64	$0.72	$1.22	$1.12

Weighted average common shares outstanding:
Basic	1,718,964	1,710,445	1,719,003	1,710,445
Diluted	1,728,794	1,710,445	1,727,804	1,710,445

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,111,000	$1,917,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion and depreciation	2,330,000	1,766,000
Deferred income tax expense	418,000	503,000
Accretion of asset retirement obligation	107,000	98,000
Share-based compensation	89,000	95,000
Amortization of deferred financing costs	8,000	5,000
Change in:
Accounts receivable, net	274,000	(328,000)
Other current assets	(223,000)	98,000
Accounts payable, accrued and other liabilities	1,110,000	63,000

Net cash provided by operating activities	6,224,000	4,217,000

Cash flows from investing activities:
Oil and gas properties	(4,234,000)	(7,457,000)
Purchases of support equipment and other non-current assets	(37,000)	(164,000)
Other	65,000	(27,000)

Net cash used in investing activities	(4,206,000)	(7,648,000)

Cash flows from financing activities:
Repayments on long-term debt	(2,000,000)	-
Borrowings on long-term debt	-	4,000,000
Deferred financing fees	-	(5,000)
Repurchase of common shares	(2,000)	-

Net cash (used in) provided by financing activities	(2,002,000)	3,995,000

Cash and cash equivalents:
Net increase in cash and cash equivalents	16,000	564,000
Cash and cash equivalents, beginning of period	2,671,000	2,180,000

Cash and cash equivalents, end of period	$2,687,000	$2,744,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$101,000	$60,000
Cash paid for income tax	$-	$1,000
Non-cash:
Increase in oil and gas property due to asset retirement obligation	$20,000	$63,000
Accrued capital expenditures	$-	$2,193,000
Prepaid capital expenditures	$35,000	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Earthstone Energy, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

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

Pending Strategic Combination.  On May 15, 2014, the Company and Oak Valley Resources, LLC ("Oak Valley"), entered into an Exchange Agreement (the "Exchange Agreement"). The Exchange Agreement provides that upon the terms and subject to the conditions set forth in the Exchange Agreement, Oak Valley will contribute to the Company the membership interests of its three subsidiaries, each a limited liability company, inclusive of producing assets, undeveloped acreage and an estimated $142.5 million in cash and contractually obligated capital contributions, in exchange for the issuance of approximately 9.1 million shares of the Company's common stock ("Common Stock") to Oak Valley (the "Exchange"). Following the Exchange, current Earthstone stockholders will own 16% of the Company's outstanding Common Stock and Oak Valley will own 84% of the Company's outstanding Common Stock. The Exchange Agreement has been approved by the Board of Directors of Earthstone and the board of managers of Oak Valley. Following the execution of the Exchange Agreement, Oak Valley brought a proposed acquisition to Earthstone that would increase the combined Company’s interest in Oak Valley’s principal operated properties (the “Flatonia contribution”). After consideration and approval by the Earthstone Board of Directors, a contribution agreement relating to the Flatonia contribution was entered into on October 16, 2014. The consideration for the Flatonia contribution, which is subject to Earthstone stockholder approval and conditioned on the closing of the Exchange, is the issuance of 21.4% of the outstanding shares of Earthstone common stock after giving effect to the Exchange and the Flatonia contribution, approximately 2.95 million shares. After giving effect to the two transactions, the existing stockholders of Earthstone will own 12.6%, Oak Valley will own 66.0%, and Flatonia Energy LLC, the contributing party in the Flatonia contribution (“Flatonia”), will own 21.4%, respectively, of Earthstone.

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

The foregoing descriptions of the Exchange Agreement, the Exchange, and the Flatonia contribution do not purport to be complete and are qualified in their entirety by the other terms and provisions of the Exchange Agreement, copies of which are attached to the Current Report on Form 8-K as filed by the Company with the SEC on May 16, 2014 and October 17, 2014. Copies of these subject Form 8-Ks can be obtained by accessing the SEC's website at http://www.sec.gov.

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

Recent Accounting Pronouncements. In July 2013, the FASB issued, ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 was effective for the Company’s fiscal quarter ending June 30, 2014. ASU 2013-11 impacts balance sheet presentation only. The impact of the new rule is not material.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	09/30/14	09/30/13	09/30/14	09/30/13
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to Earthstone
Energy, Inc. shareholders	$1,114,000	$1,224,000	$2,111,000	$1,917,000

Weighted average number of shares
used in basic earnings per share	1,718,964	1,710,445	1,719,003	1,710,445

Effects of dilutive securities:

Unvested common shares *	9,830	-	8,801	-

Weighted average number of shares
used in diluted earnings per share	1,728,794	1,710,445	1,727,804	1,710,445

Basic earnings per share attributable to
Earthstone Energy, Inc. shareholders	$0.65	$0.72	$1.23	$1.12

Diluted earnings per share attributable to
Earthstone Energy, Inc. shareholders	$0.64	$0.72	$1.22	$1.12

* As of September 30, 2013, we have excluded unvested common shares outstanding from the calculation of diluted earnings per share, as the inclusion of these shares would have been anti-dilutive.

3. Other Current Assets
	09/30/14	03/31/14
	(Unaudited)
Drilling and completion cost prepayments	$543,000	$223,000
Prepaid income tax	289,000	379,000
Lease and well equipment inventory	253,000	310,000
Other current assets	49,000	40,000
Prepaid insurance premiums	40,000	91,000

Total other current assets	$1,174,000	$1,043,000

4. Accrued Liabilities
	09/30/14	03/31/14
	(Unaudited)
Accrued operations payable	$4,227,000	$4,209,000
Accrued compensation	341,000	317,000
Short-term asset retirement obligation	291,000	411,000
Accrued income tax payable and other	221,000	180,000
Revenue and production taxes payable	140,000	126,000

Total accrued liabilities	$5,220,000	$5,243,000

5. Oil and Gas Properties
	09/30/14	03/31/14
	(Unaudited)
Proved properties	$71,301,000	$67,186,000
Unproved properties	643,000	773,000
Less accumulated depletion and impairment	(33,769,000)	(31,496,000)

Net oil and gas properties	$38,175,000	$36,463,000

As of September 30, 2014, the Company has recorded $71,301,000 as proved property costs.  As of March 31, 2014, the Company had recorded $67,186,000 as proved property costs.  Additions of $3,985,000 have been recorded during the six months ended September 30, 2014, and included in these additions are $3,916,000 related to intangible drilling and completion costs and tangible drilling and completion costs. Of the total additions recorded during the six months ended September 30, 2014, 80% relate to our work in North Dakota.

As of September 30, 2014, the Company has recorded $643,000 as unproved property costs.  As of March 31, 2014, the Company had recorded $773,000 as unproved property costs.  For the six months ended September 30, 2014, the Company recorded additional unproved property costs of $29,000 related to wells in progress.  During the six months ended September 30, 2014, $50,000 in well costs and $54,000 in costs related to acreage were transferred from unevaluated to depletable properties.  In addition, there were leased acreage expirations of approximately $55,000.

6. Long-Term Debt
During the six months ended September 30, 2014, the Company repaid $2 million of the outstanding balance on its credit facility.  As of September 30, 2014, the Company had an outstanding balance under the Credit Facility of $7 million.

7. Income Tax
The provision for income tax is comprised of:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$77,000	$35,000	$79,000	$55,000
State	9,000	8,000	13,000	15,000
Total current income tax	86,000	43,000	92,000	70,000

Deferred:
Federal	197,000	342,000	397,000	475,000
State	10,000	20,000	21,000	28,000
Total deferred income tax	207,000	362,000	418,000	503,000

Income tax expense	$293,000	$405,000	$510,000	$573,000

A reconciliation between the income tax provision at the statutory rate on income tax and the income tax provision for the three and six months ended is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal tax at statutory rate	$478,000	$555,000	$891,000	$847,000
State taxes, net of federal benefit	14,000	23,000	26,000	32,000
Excess percentage depletion	(200,000)	(175,000)	(403,000)	(310,000)
Other adjustments, net	1,000	2,000	(4,000)	4,000

Income tax expense	$293,000	$405,000	$510,000	$573,000
Effective rate expressed as a percentage
of income before income tax	20.8%	24.9%	19.5%	23.0%

The overall effective tax rate expressed as a percentage of book income before income tax for the current three and six month periods, as compared to the same periods in the prior year, was lower due to an increase in the deduction for excess percentage depletion related to an increase in annualized oil and gas sales.

Net deferred tax assets and liabilities were comprised of:	September 30,	March 31,
	2014	2014
	(Unaudited)
Deferred tax assets:
Statutory depletion carry-forward	$2,466,000	$2,190,000
Net operating loss carry-forward	14,000	-
Other accruals	67,000	103,000
Allowance for doubtful accounts	5,000	5,000

Gross deferred tax assets	2,552,000	2,298,000

Deferred tax liabilities:
Depletion, depreciation and intangible drilling costs	(7,454,000)	(6,784,000)

Gross deferred tax liabilities	(7,454,000)	(6,784,000)

Deferred tax liabilities, net	$(4,902,000)	$(4,486,000)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as well as the unaudited condensed consolidated financial statements and related notes and other information appearing in Part I, Item 1 of this report.

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

Recent Developments – Pending Strategic Combination and Flatonia Contribution

On May 16, 2014, we announced that we had entered into an Exchange Agreement with Oak Valley Resources, LLC whereby the membership interests in three subsidiaries of Oak Valley, inclusive of producing assets, undeveloped acreage and an estimated $138 million of cash (now estimated at $139.1 million) and remaining contractually obligated capital commitments, would be contributed and transferred to Earthstone in exchange for the issuance of approximately 9.1 million shares of Earthstone’s Common Stock to Oak Valley.  Following the Exchange, current Earthstone stockholders will own 16% of the company's outstanding Common Stock and Oak Valley will own 84% of the company's outstanding Common Stock.  Closing conditions include, approval by our shareholders for the issuance to Oak Valley of the Common Stock in the Exchange, approval by our shareholders of an amendment to the certificate of incorporation to increase our authorized capital to 100,000,000 shares of Common Stock and 20,000,000 shares of preferred stock and listing approval by NYSE MKT of the Common Stock to be issued to Oak Valley in the Exchange.

Following the execution of the Exchange Agreement, Oak Valley brought to Earthstone  a proposed acquisition to Earthstone that would increase the combined company’s interest in Oak Valley’s principal operated properties (the “Flatonia contribution”). After consideration and approval by the Earthstone Board of Directors, a contribution agreement relating to the Flatonia contribution was entered into on October 16, 2014. The consideration for the Flatonia contribution, which is subject to Earthstone stockholder approval and conditioned on the closing of the Exchange, is the issuance of 21.4% of the outstanding shares of Earthstone common stock after giving effect to the Exchange and the Flatonia contribution (approximately 2.95 million shares), After giving effect to the two transactions, the existing stockholders of Earthstone will own 12.6%, Oak Valley will own 66.0%, and Flatonia Energy LLC, the contributing party in the Flatonia contribution (“Flatonia”), will own 21.4%, respectively, of Earthstone.  It is anticipated that the Exchange and subsequent Flatonia contribution will not be completed until the fourth calendar quarter of 2014, subject to customary and specific closing conditions. There are no assurances that all of the closing conditions to the Exchange or Flatonia contribution will be satisfied, or that the exchange or Flatonia contribution will be consummated.

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

The foregoing descriptions of the Exchange Agreement, the Exchange, the Contribution Agreement and the Flatonia contribution do not purport to be complete and are qualified in their entirety by the other terms and provisions of the Exchange Agreement the Contribution Agreement, copies of which are attached to the Current Report on Form 8-K as filed by the Company with the SEC on May 16, 2014 and October 17, 2014 respectively. Copies of these subject Form 8-Ks can be obtained by accessing the SEC's website at http://www.sec.gov.

Liquidity and Capital Resources

The discussion set forth describes Earthstone as it is currently configured.  If the Exchange Agreement and Flatonia contribution are completed, our liquidity outlook, capital structure and planned capital expenditures will be significantly different.  A final definitive proxy statement relating to the Exchange has been filed with the SEC, and stockholders are encouraged to review it.

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

We have available to us a $25 million senior secured revolving bank credit facility (“Credit Facility”) with the Bank of Oklahoma (“Bank”) which provides an additional source of funds to pay our share of drilling and completion costs incurred on wells drilled and completed. The borrowing base on the Credit Facility is currently $12 million.  Among other provisions, the Credit Facility contains certain affirmative and negative covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. At the end of the quarter ended September 30, 2014, we had an outstanding balance due of $7 million under the Credit Facility and were in compliance with all covenants contained in the Credit Facility. Our ability to remain in compliance with the financial covenants may be affected by events and other factors beyond our control, including market prices for our oil and gas and the rate at which the operators of projects in which we participate drill. Any future inability to comply with these covenants, unless waived by the Bank, could adversely affect our liquidity by rendering us unable to borrow further under the Credit Facility.  For further information concerning the Credit Facility and its terms, see our Form 8-K filed with the SEC on January 3, 2013.

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

Hedging.  During the six months ended September 30, 2014 and 2013, we did not participate in any hedging activities, nor did we have any open futures or option contracts.

Working Capital. At September 30, 2014, we had a working capital surplus of $1,742,000 (a current ratio of 1.27:1) compared to a working capital surplus at March 31, 2014 of $2,694,000 (a current ratio of 1.47:1).  The decrease in current ratio is primarily a result of the increase in accounts payable.

Cash Flow. Cash provided by operating activities was $6,224,000 for the six months ended September 30, 2014, compared to cash provided by operating activities $4,217,000 for the six months ended September 30, 2013.   Increases to cash provided by operating activities between the two comparable periods are primarily due to increases in accounts receivable and the timing and payment of accounts payable, accrued and other liabilities, especially pertaining to capital expenditure outlays, in addition to the increase in depletion primarily related to the increase in the oil and gas property balance.  Decreases to cash provided by operating activities between the two comparable periods are primarily due to decreases in prepaid taxes and insurance.

Overall, net cash used in investing activities decreased for the six months ended September 30, 2014, to $4,206,000 from $7,648,000 for the six months ended September 30, 2013.  This was the result of a decrease in the number of wells drilled and completed during the current period compared to the same period in the prior year, as explained in “Capital Expenditures” below.

Net cash used in financing activities was $2,002,000 for the six months ended September 30, 2014, compared to net cash provided by financing activities of $3,995,000 for the six months ended September 30, 2013.  The decrease is related to repayments on our Credit Facility in the current period as compared to a borrowing in the prior period for capital expenditures as further described in “Capital Expenditures” below.

Capital Expenditures

The amounts presented herein are presented on an accrual basis, and as such may not be consistent with the amounts presented on the condensed consolidated statements of cash flows under investing activities for expenditures on oil and gas property, which are presented on a cash basis.

During the six months ended September 30, 2014, we incurred $3,985,000 on various projects.  This compares to $9,713,000 for the six months ended September 30, 2013.  During the six months ended September 30, 2014, capital expenditures were comprised of drilling and completions of our wells producing as of period end (51%), drilling of 23 wells scheduled to be completed as of calendar year end (48%), and acquiring leasehold acreage (1%).  The majority (80%) of capital expenditures were spent in North Dakota.  The remainder was spent in other areas on property improvements and leasehold acreage.

We are continually evaluating drilling and acquisition opportunities for possible participation.  Typically, at any one time, several opportunities are in various stages of evaluation.  Our policy is to not disclose the specifics of a project or prospect, nor to speculate on such ventures, until such time as those various opportunities are finalized and undertaken.

Divestitures/Abandonments

We neither sold nor plugged any wells during the six months ended September 30, 2014.

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

Other Commitments

We do not have any other commitments beyond our office lease.

Results of Operations

The following provides selected financial information and averages for the three and six months ended September 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Oil	$4,766,000	$4,230,000	$9,139,000	$7,610,000
Gas 1	395,000	397,000	1,236,000	599,000
Total revenue 2	5,161,000	4,627,000	10,375,000	8,209,000

Total production expense 3	1,698,000	1,299,000	3,190,000	2,443,000

Gross profit	$3,463,000	$3,328,000	$7,185,000	$5,766,000

Depletion expense	$1,156,000	$951,000	$2,273,000	$1,710,000

Sales volume 4
Oil (Bbls)	52,892	42,706	101,634	79,673
Gas (Mcfs)	48,197	55,900	115,065	84,123
BOE	60,925	52,023	120,812	93,694

Average sales price 5
Oil (per Bbl)	$90.11	$99.05	$89.92	$95.52
Gas (per Mcf) 6	$8.20	$7.10	$10.74	$7.12
BOE	$84.71	$88.94	$85.88	$87.62

Average per BOE 4, 5, 7
Production expense 5	$27.87	$24.97	$26.40	$26.07
Gross profit 5	$56.84	$63.97	$59.47	$61.54
Depletion expense 5	$18.97	$18.28	$18.81	$18.25

1
Amount includes natural gas liquid (NGL) revenue.  For the three months ended September 30, 2014 and 2013, the NGL revenue included in the gas revenue amount is $198,000 and $145,000, respectively.  For the six months ended September 30, 2014 and 2013, the NGL revenue included in the gas revenue amount was $607,000 and 217,000, respectively.

2
Amount does not include water service and disposal revenue.  For the three and six months ended September 30, 2014, this revenue amount is net of $32,000 and $56,000, respectively, in well service and water disposal revenue, which would otherwise total $5,193,000 and $10,431,000, respectively, in revenue, compared to $45,000 and $58,000 in the respective periods ended September 30, 2013 to total $4,672,000 and $8,267,000 for the comparable three and six month periods ended September 30, 2013.

3	Overall lifting cost (oil and gas production costs, including production taxes and the cost of workovers)

4	Estimates of volumes are inherent in reported volumes to coincide with revenue accruals as a result of the timing of sales information reporting by third party operators.

5	Averages calculated based upon non-rounded figures.

6
Average gas sales price per Mcf is calculated by dividing total gas and NGL revenue by the gas sales volume per Mcf.  For the three months ended September 30, 2014 and 2013, gas sales price per Mcf, exclusive of NGL revenues, was $4.09 per Mcf and $4.51 per Mcf, respectively.  For the six months ended September 30, 2014 and 2013, gas sales price per Mcf, exclusive of NGL revenues, was $5.47 per Mcf and $4.54 per Mcf, respectively.

7	Per equivalent barrel (6 thousand cubic feet, “Mcf”, of gas is equivalent to 1 barrel, “Bbl”, of oil)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Overview.  Net income for the three months ended September 30, 2014, was $1,114,000 compared to net income of $1,224,000 for the three months ended September 30, 2013.  The decrease in net income resulted from an increase in oil and gas production expense, in addition to depletion and depreciation expense in the current period.

Revenues.  Oil sales revenue increased $536,000 (13%) for the three months ended September 30, 2014 to $4,766,000 from $4,230,000 for the three months ended September 30, 2013, due to the increase in oil sales volumes, offset by a lower realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue decreased $2,000 (1%) for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as a result of a decrease in gas sales volumes, offset by a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes increased by 24% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  In addition, the average price per barrel decreased by 9% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase in oil sales volumes for the three months ended September 30, 2014, was the result of an increase in production from newly producing wells, offset partially by declines in existing wells.

Gas sales volumes decreased by 14% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  In addition, the average price per Mcf increased by 15% for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The decrease in gas sales volumes for the three months ended September 30, 2014, was the result of an overall increase in the percentage of natural gas production that was flared rather than being sold, as well as declines in existing wells. Natural gas flaring increased as capacity improvements to third-party natural gas gathering systems required natural gas sales to be temporarily curtailed.

Production Expense.  Production expense is comprised of the following items:

	Three Months Ended September 30,
	2014	2013

Lease operating costs	$866,000	$678,000
Workover costs	231,000	145,000
Production taxes	500,000	431,000
Transportation and other costs	101,000	45,000

Total production expense	$1,698,000	$1,299,000

Total production expense increased $399,000 (31%) for the three months ended September 30, 2014, as compared to the expenses for the three months ended September 30, 2013, primarily due to an increase in lease operating costs, workover costs, production tax expense and transportation expense related to the increase in wells and increased production volume.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal, transportation and other costs, per BOE was $15.87 for the three months ended September 30, 2014, compared to $13.90 for the three months ended September 30, 2013.  The increase in BOE between the comparable periods is due to the combination of the increase in the number of producing wells and the increase in production volumes.

As a percent of oil and gas sales revenue, routine LOE was 19% for the three months ended September 30, 2014, compared to 16% for the three months ended September 30, 2013.  This increase in cost in proportion to revenue was due to a decrease in oil prices, coupled with a lower percentage increase in LOE costs between the comparable periods.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature.  Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations. Workover expenses increased $86,000 (59%) for the three months ended September 30, 2014, compared to the respective period ended September 30, 2013.  Workover costs in the second quarter of fiscal 2015 increased to $3.79 per BOE from $2.79 per BOE in the second quarter of fiscal 2014. This increase was the result of having an additional four wells that incurred significant costs over the comparable prior period at an average of $21,000 per well in workover costs in the current fiscal quarter when compared to the prior period.

Production taxes for the three months ended September 30, 2014 increased 16% over the three months ended September 30, 2013.  As a percent of oil and gas sales revenue, production taxes increased to 10% compared to 9% in the comparable prior period.  Because production tax rates vary from state to state our average production tax rate will vary depending on the quantities produced from each area and the production tax rates in effect for those jurisdictions.

Overall lifting costs (oil and gas production costs, including production taxes as well as workovers) per BOE increased $2.90 (12%) to $27.87 for the three months ended September 30, 2014, compared to $24.97 for the three months ended September 30, 2013.

Other Expenses.  Depletion and depreciation increased $205,000 (22%) for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase in expense was a result of an increased dollar per barrel depletion rate and higher oil and gas sales.  The higher dollar per barrel depletion rate was due to the addition of capital costs for newly drilled and/or completed wells into the pool of depletable property costs, which was partially offset by a decrease in the costs related to future development of proved undeveloped wells.

General and Administrative (“G&A”) expense increased $112,000 (17%) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase was primarily attributable to $153,000 of expenses related to the proposed Exchange transaction with Oak Valley, as discussed above under “Recent Developments – Pending Strategic Combination”, offset by a decrease in payroll, employee benefits and employee bonuses in the current fiscal period.  While the total dollars spent on G&A expense increased during the current quarter in relation to the comparable period in the prior year, the costs are being divided over more BOE, causing the costs per BOE to decrease from $12.67 to $12.65.

Income Tax.  For the three months ended September 30, 2014, we recorded income tax expense of $293,000, as compared to $405,000 for the three months ended September 30, 2013.  Our effective income tax rate was 20.8% for the three months ended September 30, 2014. The overall effective tax rate expressed as a percentage of book income before income tax for the three months ended September 30, 2014, as compared to the same period in 2013, was lower due primarily to an increase in the deduction for excess percentage depletion, related to an increase in annualized oil and gas sales.

Six months ended September 30, 2014 compared to six months ended September 30, 2013

Overview.  Net income for the six months ended September 30, 2014, was $2,111,000 compared to net income of $1,917,000 for the six months ended September 30, 2013.  The increase in net income resulted from the increase in oil and gas sales volumes and prices as described in “Revenues” and “Volumes and Prices” below, offset by an increase in expenses for the six month period.

Revenues.  Oil sales revenue increased 20% for the six months ended September 30, 2014, from $7,610,000 for the six months ended September 30, 2013 to $9,139,000 for the current period, due to the increase in reported sales offset by lower realized price per barrel as described in “Volumes and Prices” below.

Gas sales revenue increased $637,000 (106%) for the six months ended September 30, 2014, compared to the six months ended September 30, 2013, as a result of the increase in reported sales and a higher realized price per Mcf as described in “Volumes and Prices” below.

Volumes and Prices.  Oil sales volumes rose by 28% for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  The average price per barrel decreased by 6% for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  The rise in oil sales volumes for the six months ended September 30, 2014 was the result of a significant contribution from 17 new producing oil wells in North Dakota since the comparable period in the prior year.

Gas sales volumes increased by 37% for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  In addition, the average price per Mcf increased by 51% for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  The increase in gas sales volumes for the six months ended September 30, 2014 when compared to the six months ended September 30, 2013 was the result of increased  sales volumes from newly producing wells, coupled with a higher percentage of  gas  being sold from existing wells as midstream infrastructure is expanded, offset partially by declines in existing wells.

Production Expense.  Production expense is comprised of the following items:

	Six Months Ended September 30,
	2014	2013

Lease operating costs	$1,566,000	$1,375,000
Workover costs	381,000	261,000
Production taxes	973,000	740,000
Transportation and other costs	270,000	67,000

Total production expense	$3,190,000	$2,443,000

Total production expense increased $747,000 (31%) for the six months ended September 30, 2014, over the expenses for the six months ended September 30, 2013, largely due to the increase in number of producing wells.

Routine lease operating expense (“LOE”), consisting of field personnel, fuel/power, chemicals, disposal and other costs, per BOE was $15.20 for the six months ended September 30, 2014, compared to $15.39 for the six months ended September 30, 2013.  While the total dollars spent on routine lease operating expense was 27% higher between the comparable periods, the costs are being divided over more BOE in the six months ended September 30, 2014 resulting in a lower cost per BOE.

As a percent of oil and gas sales revenue, routine LOE remained consistent at 18% for the six months ended September 30, 2014 and 2013.

Workover operations, which generally consist of downhole repairs on a producing well, are conducted to restore or increase production and are generally random in nature. Therefore, workovers account for unpredictable fluctuations in oil and gas expense from period to period.  The number of wells on which workover costs are expended varies as does the extent of workover operations.  Workover expenses increased $120,000 (46%) for the six months ended September 30, 2014, compared to the respective period ended September 30, 2013.  The workover costs per BOE increased to $3.15 for the six months ended September 30, 2014 from $2.79 per BOE in the six months ended September 30, 2013.  This increase was the result of having an additional four wells that incurred significant workover costs (an average of $21,000 per well) in the current six month period when compared to the prior six month period.

Production taxes for the six months ended September 30, 2014, increased 31% over the six months ended September 30, 2013, primarily due to the increase in sales volumes.  As a percent of oil and gas sales revenue, production taxes remained constant at 9% with the respective prior year six month period.  Because production tax rates vary from state to state, our average production tax rate will vary depending on the quantities produced from each area and the production tax rates, and incentives, in effect for those jurisdictions.

Overall lifting costs (oil and gas production costs, including production taxes as well as workovers) per BOE increased $0.33 (1%) to $26.40 for the six months ended September 30, 2014, compared to $26.07 for the six months ended September 30, 2013.

Other Expenses. Depletion and depreciation increased $564,000 (32%) for the six months ended September 30, 2014, compared to the six months ended September 30, 2013.  The increase in expense was a result of an increase in the addition of capital costs for newly drilled wells into the pool of depletable property costs, as well as an increase in the costs related to future development of proved undeveloped wells between the comparable periods.

General & Administrative (“G&A”) expense increased $677,000 (50%) for the six months ended September 30, 2014, over the expense for the six months ended September 30, 2013.  The increase was primarily attributable to $780,000 of expenses related to the proposed Exchange transaction with Oak Valley, as discussed above under “Recent Developments – Pending Strategic Combination”, offset by a decrease in payroll, employee benefits and employee bonuses in the current fiscal period.

G&A costs per BOE increased 16% from $14.43 for the six months ended September 30, 2013, to $16.79 for the six months ended September 30, 2014.  This increase was created by the previously cited 50% increase in G&A costs, which was partially offset by a 29% increase in BOE sales for the six months ended September 30, 2014 when compared to the six months ended September 30, 2013.

Income Tax.  For the six months ended September 30, 2014, we recorded income tax expense of $510,000, as compared to $573,000 for the six months ended September 30, 2013.  Our effective income tax rate was 19.5% for the six months ended September 30, 2014.  The overall effective tax rate expressed as a percentage of book income before income tax for the six months ended September 30, 2014, as compared to the same period in 2013, was lower due primarily to an increase in the deduction for excess percentage depletion, related to an increase in annualized oil and gas sales.

Off Balance Sheet Arrangements

We have no significant off balance sheet transactions, arrangements or obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Purchases of Equity Securities

The following summarizes monthly share repurchase activity for the second quarter of the fiscal year ending March 31, 2015:

	Total Number of Shares Purchased¹	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan¹	Maximum Number of Shares that May Yet be Purchased under the Plan¹

July 1, 2014 – July 31, 2014	60	$29.20	60	103,194

August 1, 2014 – August 31, 2014	—	$—	—	103,194
September 1, 2014 – September 30, 2014	—	$—	—	103,194
Total	60	$29.20	60

¹
On October 22, 2008, the Company’s Board of Directors authorized a share buyback program for the Company to repurchase up to 5,000 shares of its common stock for a period of up to 18 months.  The program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.  On November 13, 2009, the Board of Directors increased the number of shares authorized for repurchase to 15,000 shares.  On February 10, 2010, the Board extended the termination date of the program from April 22, 2010 to October 22, 2011.  On November 7, 2011, the Board further extended the termination date of the program from October 22, 2011 to October 22, 2013. On November 11, 2013, the Board approved a motion that allowed for up to $5,000 per year to be used to buy back blocks of 99 shares or less.  During the fiscal year ended March 31, 2014, 30 shares were repurchased at an average price of $16.88 under the share buyback program. During the current fiscal year ending March 31, 2015, 60 shares have been repurchased at an average price of $29.20 under the share buyback program, and 103,194 shares remain available for future repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1
Third Amendment to Rights Agreement, dated as of October 16, 2014, between Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A/A filed with the SEC on October 20, 2014).

10.1
Amendment to Exchange Agreement between Earthstone Energy, Inc. and Oak Valley Resources, LLC, dated as of September 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.2
Contribution Agreement, dated as of October 16, 2014, among Earthstone Energy, Inc., Oak Valley Resources LLC, Sabine River Energy, LLC, Oak Valley Operating, LLC, Parallel Resource Partners, LLC and Flatonia Energy, LLC ( (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014).

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

EARTHSTONE ENERGY, INC.

Date: November 11, 2014	By:	/s/ /s/ Ray Singleton
Ray Singleton
President and Chief Executive Officer

	By:	/s/ Paul D. Maniscalco
Paul D. Maniscalco
Interim Chief Financial Officer