Form 10-K/A
period 2014-12-31
EARTHSTONE ENERGY INC
filed 2015-04-28
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

[]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35049

EARTHSTONE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0592823
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1400 Woodloch Forest Drive, Suite 300

The Woodlands, Texas 77380

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (281) 298-4246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [] No X

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such filed). Yes X No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	[]		Accelerated filer	[]

Non-accelerated filer	[]	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No X

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Earthstone Energy, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Also, we have included Exhibit 99.1, Report of Cawley, Gillespie & Associates, Inc. as the appendix to such report was unintentionally omitted from Exhibit 99.1 attached to our Original 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth certain information as of April 24, 2015, regarding our directors:

Name	Director Since	Age	Position	Expiration of Term
Frank A. Lodzinski	December 2014	65	Chairman of the Board, President and Chief Executive Officer	2016
Jay F. Joliat	December 2014	58	Director	2015
Ray Singleton	July 1989	64	Director, Executive Vice President Northern Region	2016
Douglas E. Swanson, Jr.	December 2014	43	Director	2014*
Brad A. Thielemann	December 2014	38	Director	2014*
Zachary G. Urban	December 2014	37	Director	2014*
Robert L. Zorich	December 2014	65	Director	2015

* The terms of these directors technically ended in 2014 subject to their successors being elected and qualified. Since we have not yet had our annual meeting of stockholders in 2015, their successors have not yet been elected and qualified.

Frank A. Lodzinski has served as our Chairman, President and Chief Executive Officer since December 2014.  Previously, he served as President and Chief Executive Officer of Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with us in December 2014.  Prior to his service with Oak Valley Resources, LLC, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley Resources, LLC.  He has over 43 years of oil and gas industry experience.  In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties.  Certain partnerships were exchanged for common shares of Hampton Resources Corporation in 1992, which Mr. Lodzinski joined as a director and President.  Hampton was sold in 1995 to Bellwether Exploration Company.  In 1996, he formed Cliffwood Oil & Gas Corp. and in 1997, Cliffwood shareholders acquired a controlling interest in Texoil, Inc., where Mr. Lodzinski served as Chief Executive Officer and President.  In 2001, Mr. Lodzinski was appointed Chief Executive Officer and President of AROC, Inc., to direct the restructuring and ultimate liquidation of that company.  In 2003, AROC completed a monetization of oil and gas assets with an institutional investor and began a plan of liquidation in 2004.  In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the general partner of Southern Bay Oil & Gas, L.P., which acquired the residual assets of AROC, Inc., and he served as President of Southern Bay Energy, LLC upon its formation.  The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski has served as a director and member of the audit committee of Yuma Energy, Inc. since September 2014. He holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

The Board, in reviewing and assessing the contributions of Mr. Lodzinski to the Board, determined that his leadership and intimate knowledge of the oil and gas industry, our structure, and our operations, provide the Board with company-specific experience and expertise.

Jay F. Joliat has served as a director since December 2014. For more than the past 30 years, Mr. Joliat has been an independent investor and developer in commercial, industrial and garden style apartment real estate, land development and residential home building, restaurant ownership and management, and has had extensive experience in placement of venture private equity in generic pharmaceuticals, medical devices/procedures and oil and gas. Mr. Joliat has been the Chief Executive Officer of Fieldstone Village Development, LLC since January 2011. He has been the Chief Executive Officer of Joliat & Company, Inc. since October 1988. He has been the Chief Executive Officer and Chief Investment Officer of Joliat Ventures, LLC and Chief Executive Officer of Joliat Enterprises, LLC since January 1988. Since January 1981, Mr. Joliat has served as Chief Executive Officer and Treasurer of Sign of the Beefcarver Restaurants, Inc. He formed and managed his own investment management company early in his career and was formerly employed by E.F. Hutton, Dean Witter Reynolds and LPL Financial. He holds a Bachelor of Arts Degree in Management and Finance from Oakland University (1982) and was awarded a Certified Investment Management Analyst certificate in 1983 after completion of the IMCA program at the Wharton School of the University of Pennsylvania. From 1996 through 2003, Mr. Joliat served on the Board of Directors of Caraco Pharmaceutical Laboratories Ltd., and served in various capacities on its audit, executive and compensation committees. From 2007 through August 2012, Mr. Joliat served on the Board of Directors of GeoResources, Inc., and served in various capacities on the audit, nominating and compensation committees until its merger with Halcón in 2012.

The Board, in reviewing and assessing the contributions of Mr. Joliat to the Board, determined that his business experience in management and investments, as well as previously serving on the boards of directors of SEC-reporting companies, brings a unique perspective as an outside investor in oil and gas entities. His management skills, understanding of public and private capital markets, and financial acumen provide the Board with a valuable resource for planning corporate strategy.

Ray Singleton is a petroleum engineer with over 37 years of experience in the oil and gas industry.  He has been one of our directors since July 1989 and was our President and Chief Executive Officer from March 1993 until December 2014. Since December 2014, he has served as our Executive Vice President, Northern Region. Mr. Singleton joined us in 1988 as a Production Manager/Petroleum Engineer. From 1983 until 1988, he owned and operated an engineering consulting firm (Singleton & Associates) serving the needs of 40 small oil and gas clients.  During this period, he was engaged by the Company on various projects in south Texas and the Rocky Mountain region.  Mr. Singleton began his career with Amoco Production Company in 1973 as a production engineer in Texas. He was subsequently employed by the predecessor of Union Pacific Resources as a drilling, completion and production engineer from 1980 to 1983. His professional experience includes acquisition evaluation and economics, reserve engineering and drilling, completion and production engineering in both Texas and the Rocky Mountain region.  In addition, he possesses over 20 years of executive experience and has an intimate knowledge of the Company’s legacy Rocky Mountain and south Texas properties.  Mr. Singleton received a B.S. degree in Petroleum Engineering from Texas A&M University in 1973, and received an MBA from Colorado State University’s Executive MBA Program in 1992.

In determining Mr. Singleton’s qualifications to serve on the Board, the Board considered, among other things, his experience and expertise in the oil and gas industry, including the operating, management or executive positions he has held with the Company and other oil and gas companies, and his extensive knowledge of the Company’s business, all of which has proven to be beneficial to us.

Douglas E. Swanson, Jr. has served as a director since December 2014.  He is a Managing Partner at EnCap Investments L.P. and serves on the firm’s upstream investment and management committees.  Prior to joining EnCap in 1999, he was in the corporate lending division of Frost National Bank, specializing in energy-related service companies, and was a financial analyst in the corporate lending group of Southwest Bank of Texas.  Mr. Swanson serves on the board of each of Eclipse Resources Corporation, Oasis Petroleum Inc. and several EnCap portfolio companies.  Mr. Swanson is a member of the Independent Petroleum Association of America and the Texas Independent Producers and Royalty Owners Association.  Mr. Swanson holds a B.A. in Economics and an M.B.A., both from the University of Texas at Austin.

The Board, in reviewing and assessing the contributions of Mr. Swanson to the Board, determined that his extensive experience in the oil and gas exploration and production industry, including serving on the boards of public and private oil and gas companies provide significant contributions to the Board. As a managing partner at EnCap, Mr. Swanson is uniquely positioned to provide the Board with insight and advice on a full range of strategic, financial and governance matters.

Brad A. Thielemann has served as a director since December 2014.  He is a Managing Director at EnCap Investments L.P. Prior to joining EnCap in 2006, he worked in the Investor Relations and Strategic Planning Groups at Plains All American Pipeline, L.P. Prior to that, he was an Associate at EnCap from 2000 to 2003 and a Treasury Analyst at Dynegy. Mr. Thielemann holds an M.B.A. from Duke University and a B.A. in Business Administration from The University of Texas at Austin. He serves on the boards of several EnCap portfolio companies, is on the board of The Houston Producers’ Forum and is a member of the Independent Petroleum Association of America.

The Board, in reviewing and assessing the contributions of Mr. Thielemann to the Board, determined that his extensive experience in the oil and gas industry, including serving on the boards of private oil and gas exploration and production companies provide significant contributions to the Board. As a managing director at EnCap, Mr. Thielemann is uniquely positioned to provide the Board with insight and advice on a full range of strategic, financial and governance matters.

Zachary G. Urban has served as a director since December 2014.  Since January 2014, Mr. Urban has served as CEO at Vlasic Group, which is a private investment company with holdings in a wide variety of asset classes. Prior to being named CEO, Mr. Urban held the position of Managing Director of Investments at Vlasic Group from 2011 through 2013. At Vlasic Group, Mr. Urban has responsibility for a full spectrum of investment disciplines, including asset allocation, investment strategy, direct investments, manager selection, due diligence, and performance measurement. From 2001 to 2011, Mr. Urban worked at Donnelly Penman & Partners (“DP&P”), a regional investment bank. At DP&P, Mr. Urban specialized in merger and acquisition transactions, business valuations, financial advisory, due diligence services, and capital raising for middle market public and private clients. Prior to his time at DP&P, Mr. Urban also worked in the Corporate Value Consulting practice of

PricewaterhouseCoopers LLP, where he focused on business valuation services, strategic consulting, and corporate finance consulting for public and private companies, including multinational and Fortune 500 clients. Mr. Urban holds the Chartered Financial Analyst (CFA) designation and graduated from the Honors College of Michigan State University with a B.A. degree in Finance with High Honor.

The Board, in reviewing and assessing the contributions of Mr. Urban to the Board, determined that his extensive investment experience across diverse industries as CEO of the Vlasic Group provide significant contributions to the Board. In addition, his prior experience as an investment banker will enable Mr. Urban to provide the Board with insight and advice on a full range of general business and financial matters.

Robert L. Zorich has served as a director since December 2014.  Mr. Zorich is a Managing Partner and co-founder of EnCap Investments L.P.  He serves on the firm’s upstream investment and management committees and has been actively involved in all aspects of the firm’s management and growth since its inception in 1988.  EnCap is a leading private equity firm focused on the upstream and midstream sectors of the oil and gas industry in North America, having raised 19 institutional oil and gas investment funds, totaling in excess of $27 billion of capital.  Over its history, the firm has created over 220 oil and gas companies and currently manages capital on behalf of more than 250 U.S. and international investors, including public and private pension funds, insurance companies, sovereign wealth funds, university endowments and foundations.  Prior to the formation of EnCap, Mr. Zorich was a Senior Vice President in charge of the Houston office of Trust Company of the West, then a large, privately-held pension manager. Previously, Mr. Zorich co-founded MAZE Exploration, Inc., a private oil and gas company headquartered in Denver.  For the first seven years of his career, Mr. Zorich was employed by Republic Bank as a Vice President and Division Manager in the energy group.  Mr. Zorich serves on the boards of several EnCap portfolio companies.  He is also a member of the Board of Directors of Eclipse Resources Corporation and previously served on the board of Oasis Petroleum Inc. and its predecessor entities from March 2007 until March 2012.  In addition, he serves on the investment committee of EnCap Flatrock Midstream.  Mr. Zorich’s community involvement includes serving as a member of the Leadership Cabinet of Texas Children’s Hospital, as well as serving on the boards of the Workfaith Connection and the Memorial Assistance Ministries Endowment.  He is a member of the Independent Petroleum Association of America, the Houston Producers’ Forum and Texas Independent Producers and Royalty Owners Association.  Mr. Zorich holds a B.A. in Economics from the University of California at Santa Barbara and a Master’s Degree in International Management (with distinction) from the American Graduate School of International Management in Phoenix, Arizona

The Board, in reviewing and assessing the contributions of Mr. Zorich to the Board, determined that his significant experience with financing, forming, and guiding numerous oil and gas companies while serving as a co-founder and managing partner of EnCap provide significant contributions to the Board. His insights and relationships should prove valuable towards guiding corporate strategies and pursuing growth opportunities.

There are no arrangements or understandings between any of Messrs. Lodzinski, Singleton, Joliat, Swanson, Thielemann, Urban and Zorich, or any other person pursuant to which such person was selected as a director. None of Messrs. Lodzinski, Singleton, Joliat, Swanson, Thielemann, Urban and Zorich has any family relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

Executive Officers

The following table sets forth certain information as of April 24, 2015, regarding our executive officers:

Name	Executive Officer Since	Age	Position
Frank A. Lodzinski	December 2014	65	Chairman of the Board, President and Chief Executive Officer
Ray Singleton	March 1993	64	Director, Executive Vice President Northern Region
Robert J. Anderson	December 2014	53	Executive Vice President, Corporate Development and Engineering
Steve C. Collins	December 2014	50	Executive Vice President, Completions and Operations
Chris E. Cottrell	December 2014	55	Executive Vice President, Land and Marketing
Timothy D. Merrifield	December 2014	59	Executive Vice President, Geological and Geophysical
Francis M. Mury	December 2014	63	Executive Vice President, Drilling and Development
G. Bret Wonson	December 2014	37	Vice President, Principal Accounting Officer
Neil K. Cohen	December 2014	32	Vice President, Finance and Treasurer

See “Board of Directors” above for biographical information of Messrs. Lodzinski and Singleton.

Robert J. Anderson is a petroleum engineer with over 28 years of diversified domestic and international oil and gas experience. He has served as our Executive Vice President, Corporate Development and Engineering since December 2014.  Previously, he served in a similar capacity with Oak Valley Resources, LLC from March 2013 until the closing of its strategic combination with the Company in December 2014.  Prior to joining Oak Valley Resources, LLC, he served from August 2012 to February 2013 as Executive Vice President and Chief Operating Officer of Halcón. Mr. Anderson was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012, ultimately serving as a director and Executive Vice President, Chief Operating Officer – Northern Region. He was involved in the formation of Southern Bay Energy in September 2004 as Vice President, Acquisitions until its merger with GeoResources in April 2007. From March 2004 to August 2004, Mr. Anderson was employed by AROC, a predecessor company to Southern Bay Energy, as Vice President, Acquisitions and Divestitures. From September 2000 to February 2004, he was employed by Anadarko Petroleum Corporation as a petroleum engineer. In addition, he has worked with major oil companies, including ARCO International/Vastar Resources, and independent oil companies, including Hunt Oil, Hugoton Energy, and Pacific Enterprises Oil Company. His professional experience includes acquisition evaluation, reservoir and production engineering, field development, project economics, budgeting and planning, and capital markets. His domestic acquisition and divestiture experience includes Texas and Louisiana (offshore and onshore), Mid-Continent, and the Rocky Mountain states, and his international experience includes Canada, South America, and Russia. Mr. Anderson has a B.S. degree in Petroleum Engineering from the University of Wyoming and an MBA from the University of Denver.

Steven C. Collins is a petroleum engineer with over 26 years of operations and related experience.  He has served as our Executive Vice President, Completions and Operations since December 2014. Previously, he served in a similar capacity with Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with the Company December 2014. Prior to employment by Oak Valley Resources, LLC, he served from August 2012 to November 2012 as a consultant to Halcón.  Mr. Collins was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012 and directed field operations, including well completion, production and workover operations. Prior to employment by GeoResources, he served as Vice President of Operations for Southern Bay, AROC, and Texoil, and as a petroleum and operations engineer at Hunt Oil Company and Pacific Enterprises Oil Company.  His experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, and the Mid-Continent. Mr. Collins graduated with a B.S. degree in Petroleum Engineering from the University of Texas.

Chris E. Cottrell has been employed in various aspects of land management and commodity marketing activities since 1983. He has served as our Executive Vice President, Land and Marketing since December 2014.  Previously, he served in a similar capacity with Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014.   Prior to employment by Oak Valley Resources, LLC, he was employed by GeoResources from April 2007 until its merger with Halcón in August 2012, ultimately serving as Vice President of Land and Marketing, responsible for land and operating contract matters including oil and gas marketing, land and lease records, title and division orders. In addition, he was actively involved in due diligence associated with business development matters. He has held previous roles at AROC, Texoil, Williams Exploration, Ashland Exploration, American Exploration, Belco Energy, and Citation Oil & Gas. Mr. Cottrell graduated with a B.B.A. degree in Petroleum Land Management from the University of Texas.

Timothy D. Merrifield has over 35 years of oil and gas industry experience. He has served as our Executive Vice President, Geology and Geophysics since December 2014. Previously, he served in a similar capacity with Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014.  Prior to employment by Oak Valley Resources, LLC, he served from August 2012 to November 2012 as a consultant to Halcón upon its merger with GeoResources in August 2012. From April 2007 to August 2012, Mr. Merrifield led all geology and geophysics efforts at GeoResources. He has held previous roles at AROC, Force Energy, Great Western Resources and other independents.  His domestic experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, New Mexico, Rocky Mountain States, and the Mid-Continent. In addition, he has international experience in Peru and the East Irish Sea. Mr. Merrifield attended Texas Tech University.

Francis M. Mury has over 40 years of oil and gas industry experience. He has served as our Executive Vice President, Drilling and Development since December 2014. Previously, he served in a similar capacity with Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014. Prior to employment by Oak Valley Resources, LLC, he was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012, ultimately serving as an Executive Vice President, Chief Operating Officer–Southern Region. He has held prior roles at AROC, Texoil, Hampton Resources, Wainoco Oil & Gas Company, Diasu Exploration Company, and Texaco, Inc. His experience extends to all facets of petroleum engineering, including reservoir engineering, drilling and production operations, petroleum economics, geology, geophysics, land, and joint operations. Geographical areas of experience include Texas and Louisiana (offshore and onshore), North Dakota, Montana, Mid-Continent, Florida, New Mexico, Oklahoma, Wyoming, Pennsylvania and Michigan. Mr. Mury graduated from Nicholls State University with a degree in Computer Science.

G. Bret Wonson has over 13 years of professional experience. He has served as our Vice President, Principal Accounting Officer since December 2014.  Previously, he served in a similar capacity with Oak Valley Resources, LLC from February 2013 until the closing of its strategic combination with the Company in December 2014. Prior to Oak Valley Resources, LLC, he served from August 2012 to February 2013 as Assistant Controller at Halcón upon its merger with GeoResources, Inc. in August 2012. From February 2012 to August 2012 and from April 2008 to November 2010, Mr. Wonson was Corporate Controller and Controller of GeoResources, respectively. From December 2010 to January 2012, he was an Assistant Controller at Valerus Compression. He has held previous roles at Arthur Andersen, Grant Thornton, and BP. Mr. Wonson holds a bachelor’s degree in Accounting from Mississippi State University and a master’s degree in Accounting from the University of Alabama. Mr. Wonson is a Certified Public Accountant in the State of Texas.

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

There are no arrangements or understandings between any of Messrs. Lodzinski, Singleton, Anderson, Collins, Cottrell, Merrifield, Mury, Wonson and Cohen, or any other person pursuant to which such person was selected as an officer. None of Messrs. Lodzinski, Singleton, Anderson, Collins, Cottrell, Merrifield, Mury, Wonson and Cohen has any family relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and certain executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2014 all of our named executive officers, directors and greater than ten percent holders filed the required reports on a timely basis under Section 16(a) of the Exchange Act, other than two Form 4s for Ray Singleton, a director and executive officer. Mr. Singleton did not timely file a Form 4 in April 2014 related to the vesting of restricted shares. This late Form 4 was subsequently filed with the SEC. Mr. Singleton did not timely file a Form 4 in December 2014 related to the vesting of restricted shares that vested upon the closing of the Exchange Agreement (as such term is defined below) on December 19, 2014. This late Form 4 was subsequently filed with the SEC. Each of Messrs. Calerich, Rodgers and Robertson did not timely file a Form 4 in December 2014 related to the vesting of restricted stock that vested upon the closing of the Exchange Agreement on December 19, 2014. These late Form 4 filings were subsequently filed with the SEC.

Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf.  Among other things, the Code of Ethics provides that:

•	we will comply with all laws, rules and regulations;

•	our directors, officers, and employees are to avoid conflicts of interest and are prohibited from competing with the Company or personally exploiting our corporate opportunities;

•	our directors, officers, and employees are to protect our assets and maintain our confidentiality;

•	we are committed to promoting values of integrity and fair dealing; and

•	we are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our SEC periodic reports and our tax returns.

Our Code of Ethics also contains procedures for employees to report, anonymously or otherwise, violations of the Code of Ethics.

Board of Directors and Committees

General

On December 19, 2014, following the closing of the Exchange Agreement dated May 15, 2014 and as amended September 26, 2014, between the Company and Oak Valley Resources, LLC (the “Exchange Agreement”), and as required by the Exchange Agreement, the Company expanded the size of its Board from four to seven members. Pursuant to the Exchange Agreement, at the closing of the Exchange Agreement, three of our directors, Richard K. Rodgers, Monroe W. Robertson and Andrew P. Calerich resigned from our Board and Frank A. Lodzinski, Jay F. Joliat, Douglas E. Swanson, Jr., Brad A. Thielemann, Zachary G. Urban, and Robert L. Zorich were appointed as directors to serve on the Board until their successors are duly elected and qualified. Also, our former officers resigned from their positions as of the closing of the Exchange Agreement.

Our Amended and Restated Certificate of Incorporation provides for the classification of the Board into three classes with staggered three-year terms. Messrs. Singleton and Lodzinski serve as Class I directors. Messrs. Swanson, Thielemann and Urban serve as Class II directors, and Messrs. Joliat and Zorich serve as Class III directors.

We are committed to high quality corporate governance, which helps us compete more effectively, sustain our success and build long-term stockholder value. The Board reviews the Company’s policies and business strategies, and advises and counsels the executive officers who manage the Company.

The full text of the charter of our Audit Committee and our Code of Ethics can be found at www.earthstoneenergy.com. Copies of these documents also may be obtained from our Corporate Secretary.

Governance is a continuing focus at the Company, starting with the Board and extending to management and all employees. The Company is governed by a Board of Directors and committees of the Board that meet throughout the year. Directors discharge their responsibilities at Board and committee meetings and also through telephone contact and other communications with management.

Director Attendance

During 2014, prior to the closing of the Exchange Agreement, our Board held 11 meetings and all of our directors at the time attended 100% of the meetings. After the closing of the Exchange Agreement, our Board of Directors did not hold any meetings prior to December 31, 2014. In addition, the Board acts from time to time by unanimous written consent in lieu of holding a meeting. The Board effected two actions by unanimous written consent during the period from April 1, 2014 to December31, 2014, both of which occurred in the period following the closing of the Exchange Agreement.

While we do not have a formal policy regarding our Board members’ attendance at the annual meeting of stockholders, we encourage our directors to attend the annual meeting of stockholders. We expect each of directors will attend our 2015 Annual Meeting. In 2014, prior to the closing of the Exchange Agreement, Messrs. Singleton, Calerich, Robertson and Rogers attended our special meeting of stockholders.

Controlled Company

Our Board has determined that we are a “controlled company” as defined under the corporate governance rules of the NYSE MKT since more than 50% of our issued and outstanding common stock is held by Oak Valley Resources, LLC. As a “controlled company”, we are exempted from certain rules otherwise applicable to companies whose securities are listed on the NYSE MKT, including: (a) the requirement that the Company have a majority of independent directors; (b) the requirement that nominations to the Board be either selected or recommended by a nominating committee consisting solely of independent directors; and (c) the requirement that the Company’s officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors.

Board Leadership

The Board is responsible for the control and direction of the Company. The Board represents the Company’s stockholders and its primary purpose is to build long-term stockholder value. Mr. Lodzinski serves as Chairman of the Board, President and Chief Executive Officer of the Company. The Board believes that Mr. Lodzinski is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry and is also the person most capable of effectively identifying strategic priorities and leading the discussion and execution of corporate strategy. In this combined role, Mr. Lodzinski s is able to foster clear accountability and effective decision making. The Board believes that the combined role of Chairman and Chief Executive Officer strengthens the communication between the Board and management and provides a clear roadmap for stockholder communications. Further, as the individual with primary responsibility for managing day-to-day operations, Mr. Lodzinski is best positioned to chair regular Board meetings and ensure that key business issues and risks are brought to the attention of our Board and Audit Committee. We therefore believe that the creation of a lead independent director position is not necessary at this time.

Director Independence

Oak Valley Resources, LLC, listed under the “Security Ownership of Certain Beneficial Owners and Management” section, holds stock representing a majority of our voting power.  As a result, we are a ”controlled company” for purposes of the NYSE MKT rules and are not required to have a majority of independent directors on the Board or to comply with the requirements for compensation and nominating/governance committees.  However, we are subject to all other NYSE MKT corporate governance requirements, including the rule requiring that the audit committee be composed entirely of independent directors.

The current Board consists of seven directors, two of whom are currently employed by the Company (Messrs. Lodzinski and Singleton). In December 2014, the Board conducted an annual review and affirmatively determined that certain non-employee directors (Messrs. Joliat and Urban) are “independent” as that term is defined in the listing standards of the NYSE MKT. The Board made a subjective determination as to each independent director that no relationship exists, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided with regard to each director’s business and personal activities as they may relate to the Company and its management. Further, the Board determined that Mr. Lodzinski is not independent because he is the President and Chief Executive Officer of the Company and Mr. Singleton is not independent because he is the Executive Vice President Northern Region. Further, the Board determined that Messrs. Swanson, Thielemann and Zorich are not independent because they are affiliates of Oak Valley Resources, LLC, which beneficially owns approximately 66.0% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Prior to the closing of the Exchange Agreement, the Board had determined that each of Messrs. Rodgers, Robertson, and Calerich were “independent” as that term is defined in the listing standards of the NYSE MKT.

Director Nominations

The Board is responsible for identifying individuals qualified to become Board members and nominees for directorship are selected by the Board. The Board takes into account many factors, including general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of the Company’s business on a technical level; and educational and professional background. The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best support the success of the business and, based on its diversity of experience, represent stockholder interests through the exercise of sound judgment.

Although the Board is willing to consider candidates recommended by our stockholders, it has not adopted a formal policy with regard to the consideration of any director candidates recommended by our stockholders. The Board believes that a formal policy is not necessary or appropriate because the current Board already has a diversity of business background and industry experience. Additionally, the Board does not have a formal diversity policy in place for the director nomination process, but instead considers diversity of a candidate’s viewpoints, professional experience, education and skill set as a factor in the consideration and assessment of a candidate as set forth above.

In accordance with our Bylaws, stockholders wishing to recommend a director candidate to serve on the Board may do so by providing advance written notice to the Board, which identifies the candidate and includes the information described below. The notice should be sent to the following address: Earthstone Energy, Inc., 1400 Woodloch Forest Drive, Suite 300, The Woodlands, Texas 77380. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Director Nomination Recommendation.”

The notice shall contain the following information as to each proposed nominee:

•	name, age, business address and residence address of the nominee;

•	principal occupation or employment of the nominee;

•	class or series and number of shares of our capital stock that are owned beneficially or of record by the nominee; and

•

any other information relating to the nominee that would require disclosure in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act.

The notice shall also contain the following information as to the stockholder giving the notice:

•	name and record address of such stockholder;

•	class or series and number of shares of our capital stock that are owned beneficially or of record by such stockholder;

•

all other ownership interests of such stockholder relating to us, including derivatives, hedged positions, synthetic and temporary ownership techniques, swaps, securities, loans, timed purchases and other economic and voting interests;

•

a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in such stockholder’s notice; and

•

any other information relating to such stockholder that would require disclosure in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act.

In addition to the foregoing requirements, such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected. Each proposed nominee will be required to complete a questionnaire, in a form to be provided by us, to be submitted with the stockholder’s notice. We may also require any proposed nominee to furnish such other information as we may reasonably require in order to determine the eligibility of such proposed nominee to serve as an independent director or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such nominee.

Committees

Audit Committee

The Audit Committee provides oversight of the Company’s accounting policies, internal controls, financial reporting practices and legal and regulatory compliance. Among other things, the Audit Committee appoints our independent auditor and evaluates its independence and performance; maintains a line of communication between the Board, our management and the independent auditor; and oversees compliance with the Company’s policies for conducting business, including ethical business standards.

The members of our Audit Committee prior to the closing of the Exchange Agreement were Messrs. Calerich, Robertson and Rodgers. The Board determined that Messrs. Robertson and Calerich were each an “audit committee financial expert” prior to the closing of the Exchange Agreement. During 2014, the Audit Committee held four meetings prior to the closing of the Exchange Agreement. The members of our Audit Committee as of the closing of the Exchange Agreement were Jay F. Joliat (Chairperson) and Zachary G. Urban. The Board has determined that Mr. Joliat is an “audit committee financial expert” as that term is defined in the listing standards of NYSE MKT and the applicable rules of the SEC. Because we are a “smaller reporting company” as defined by the SEC rules, our Audit Committee is composed of two independent directors. The Audit Committee did not hold any meetings between the closing of the Exchange Agreement and December 31, 2014.

Compensation Committee

Prior to the closing of the Exchange Agreement, we had a Compensation Committee for the purpose of establishing and administering our general compensation policies; setting the specific compensation for our chief executive officer and other executive officers; and recommending to the Board non-employee director compensation. Prior to the closing of the Exchange Agreement, Messrs. Rodgers and Robertson served on the Compensation Committee. The Compensation Committee held one meeting during 2014. After the closing of the Exchange Agreement, and as a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board determined to eliminate the Compensation Committee.

Nominating Committee

Prior to the closing of the Exchange Agreement, we had a Nominating Committee for the purpose of recommending prospective directors to fill vacancies that may arise from time to time and to propose individuals for election to the Board. Prior to the closing of the Exchange Agreement, Messrs. Rodgers, Robertson, and Calerich served on the Nominating Committee. The Nominating Committee did not hold any meetings during 2014. After the closing of the Exchange Agreement, and as a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board determined to eliminate the Nominating Committee. However, see “Director Nominations” above for information on stockholder nominations for our directors.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee until the closing of the Exchange Agreement on December 19, 2014 were Messrs. Rodgers and Robertson.  After the closing of the Exchange Agreement, and as a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board determined to eliminate the Compensation Committee. None of the members of the Compensation Committee prior to the closing of the Exchange Agreement served as one of our officers or employees or any of our subsidiaries during fiscal year 2014. No members of the Compensation Committee were formerly officers of the Company or had any relationship otherwise requiring disclosure hereunder. Prior to the closing of the Exchange Agreement during fiscal year 2014, no interlocking relationships existed between any of our named executive officers or members of our Board or Compensation Committee, on the one hand, and the executive officers or members of the board of directors or compensation committee of any other entity, on the other hand.

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents, for the nine month period from April 1, 2014 to December 31, 2014 (the “Stub Period”), and for the years ended March 31, 2014 and 2013, the compensation of Mr. Lodzinski, our principal executive officer as of December 19, 2014 and Mr. Singleton, our principal executive officer during 2013 and 2014 until the closing of the Exchange Agreement on December 19, 2014, and Messrs. Anderson and Merrifield, our two most highly-compensated executive officers (other than the principal executive officer) who were serving as executive officers (collectively, the “named executive officers” or “NEOs”) as of December 31, 2014. There has been no compensation awarded to, earned by or paid to any employees required to be reported in any table or column in the fiscal years covered by any table, other than what is set forth in the following table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Non-equity incentive plan compensation(3) ($)	All Other Compensation ($)	Total ($)

Frank A. Lodzinski (4)	Stub Period	$8,543	$100,000 (1)	-	-	-	$108,543
President, Chairman and Principal Executive Officer
Ray Singleton (5)	Stub Period	$173,250	$9,625	$23,111	$188,923	$6,512(6)	$401,421
Executive Vice President, Northern Region and	2014	$231,000	-	$22,044	$188,923	$9,495(6)	$451,462
Former principal executive officer	2013	$231,000	-	-	$55,032	$7,354(6)	$293,386
Robert J. Anderson (7)	Stub Period	$7,814	$100,000 (1)	-	-	$545	$108,359
Executive Vice President, Corporate Development and Engineering
Timothy D. Merrifield (8)	Stub Period	$7,844	$95,000 (1)	-	-	$476	$103,320
Executive Vice President, Geological and Geophysical

(1)	Bonus amounts were earned prior to the closing of the Exchange Agreement; however, the Company paid the bonuses in January 2015.
(2)

Amount shown represents the grant date fair value of the shares of restricted stock granted during 2014 and 2013. These amounts were calculated based on the closing market price for our shares on the NYSE MKT on the date of grant.

(3)

Includes $188,923 and $55,032 earned for the fiscal years ended March 31, 2014 and 2013, respectively, and $188,923 during the stub period under our performance bonus plan which was paid in July 2014 but was related to performance for the year ended March 31, 2014.

(4)	Information for Mr. Lodzinski is included for the period after December 19, 2014, the date he became an employee of the Company.
(5)	Mr. Singleton was the Company’s President and Chief Executive Officer during 2013 and 2014 and for the Stub Period through the closing of the Exchange Agreement on December 19, 2014.
(6)

Amounts include (i) matching funds contributed by the Company to Mr. Singleton’s 401(k) plan account of $5,323 for the Stub Period, and $8,019 and $6,014 for the fiscal years ended March 31, 2014 and 2013, respectively, and (ii) $1,189 for the Stub Period, and $1,476 and $1,340 for premiums paid by the Company on a life insurance policy for Mr. Singleton during fiscal years ended March 31, 2014 and 2013, respectively, which provides for payment of a death benefit to Mr. Singleton’s designated beneficiary.

(7)	Information for Mr. Anderson is included for the period after December 19, 2014, the date he became an employee of the Company.
(8)	Information for Mr. Merrifield is included for the period after December 19, 2014, the date he became an employee of the Company.

Outstanding Equity Awards

We did not have any outstanding unvested equity awards as of December 31, 2014 with any of our named executive officers.

Employment Contracts and Termination of Employment

We do not have any employment agreements with our named executive officers.

Potential Payments Triggered Upon a Change in Control

We do not have any change in control or severance agreements with any named executive officer or director, except for Mr. Singleton as discussed below.

On May 13, 2014, the Board adopted the Earthstone Energy, Inc. Employee Severance Compensation Plan (the “Severance Plan”). The Severance Plan was applicable to all of our employees and contained a “double trigger” to become effective (the first being the change of control). Under the Severance Plan, if Mr. Singleton is terminated by the Company from his position as Executive Vice President, Northern Region other than for “cause” or “disability,” or if he terminates his employment for “good reason,” in each case, within one year following the closing of the Exchange Agreement on December 19, 2014, he would be entitled to receive the severance benefits provided in the Severance Plan.  The amount payable to Mr. Singleton would be equal to one year of his base salary, which is currently $231,000, plus the payment of up to nine (9) months of premiums for continuation health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”).  If Mr. Singleton is not terminated under the circumstances described above within one year following the closing of the Exchange Agreement, he will not be entitled to receive any payment under the Severance Plan.

Director Compensation

Directors who are employees of the Company receive no additional compensation for serving on the Board. Non-employee directors are compensated for their service on the Board as described below.

The Board adopted a Director Compensation Plan (the “Director Plan”), effective April 1, 2007 through the closing of the Exchange Agreement, provided for a combination of cash and equity incentive compensation. Up to 50,728 shares of our common stock were reserved for issuance under the Director Plan. Pursuant to the Director Plan, each non-employee director was entitled to receive an annual cash retainer of $16,000, together with $2,000 for attending each regular quarterly meeting of the Board and each all-day special meeting of the Board and $500 for each half-day special meeting of the Board or one of its committees. The chairman of each of the Audit, Compensation and Nominating Committees received an annual cash retainer of $5,500, $4,500 and $3,500, respectively.

In addition, non-employee directors received $500 for attending committee meetings, unless the committee meeting was held in conjunction with a quarterly regular or all-day board meeting. We also reimbursed reasonable expenses incurred by non-employee directors associated with attending Board and committee meetings. In addition, each non-employee director received an annual grant of restricted stock having a fair market value equal to $36,000 on April 1 of each year, based on the average closing price for the ten trading days preceding April 1 of each year. Grants of restricted stock vest one-third each year over three years. If a director terminated his or her participation on the Board prior to the time that the restricted stock was fully vested, the unvested portion of the award was forfeited and reverted back to the Company. All shares of restricted stock vested upon the closing of the Exchange Agreement.

After the closing of the Exchange Agreement, the Board terminated the Director Plan and is currently determining the appropriate compensation for the non-employee directors.

Director Compensation in 2014

The following table sets forth the aggregate compensation paid to our non-employee directors during the nine month period from April 1, 2014 to December 31, 2014 (the “Stub Period”), and for the year ended March 31, 2014 (“Fiscal 2014”):

Name (1)	Year	Fees Earned or Paid In Cash ($)	Stock Awards (2) ($)	Total ($)
Jay F. Joliat	Stub Period	-	-	-
Douglas E. Swanson, Jr.	Stub Period	-	-	-
Brad A. Thielemann	Stub Period	-	-	-
Zachary G. Urban	Stub Period	-	-	-
Robert L. Zorich	Stub Period	-	-	-
Andrew P. Calerich	Stub Period	31,500	36,000	67,500
	Fiscal 2014	33,500	36,000	69,500
Monroe W. Robertson	Stub Period	34,000	36,000	70,000
	Fiscal 2014	35,500	36,000	71,500
Richard K. Rodgers	Stub Period	33,000	36,000	69,000
	Fiscal 2014	34,500	36,000	70,500

(1)

Messrs. Calerich, Robertson and Rodgers resigned from the Board effective December 19, 2014, and Messrs. Lodzinski, Joliat, Swanson, Thielemann, Urban and Zorich were appointed to fill their vacancies at that time. Messrs. Joliat, Swanson, Thielemann, Urban and Zorich did not receive any compensation for their services as directors for the year ended December 31, 2014.

(2)

Amount shown represents the grant date fair value of the shares of restricted stock granted during 2014 to the non-employee directors. These amounts were calculated based on the closing market price for our shares on the NYSE MKT on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

In December 2014, our stockholders approved and adopted the 2014 Long-Term Incentive Plan (the “2014 Plan”), which was effective upon the December 19, 2014 closing of the Exchange Agreement. The 2014 Plan remains in effect until December 18, 2024.  Under the 2014 Plan, we may grant stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards to our employees or those of our subsidiaries or affiliates as well as persons rendering consulting or advisory services and non-employee directors, subject to the conditions set forth in the 2014 Plan.  Generally, all classes of our employees are eligible to participate in the 2014 Plan.

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

The following table sets forth information concerning our only equity compensation plan available to non-employee directors, officers, employees and consultants at December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	-	$-	750,000
Equity compensation plans not approved by security holders:	-	-	-

Security Ownership of Certain Beneficial Owners and Management

The following table includes all holdings of common stock, $0.001 par value per share, of the Company, as of April 24, 2015 of our directors and our named executive officers, our directors and named executive officers as a group, and all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise noted, the mailing address of each person or entity named below is 1400 Woodloch Forest Drive, Suite 300, The Woodlands, Texas 77380.

Name	Common Stock (1)	Percent (2)
Named Executive Officers:
Frank A. Lodzinski	-	-
Ray Singleton (3)	453,002	3.2%
Robert J. Anderson	-	-
Timothy D. Merrifield	-	-

Non-Management Directors:
Jay F. Joliat	-	-
Douglas E. Swanson, Jr. (4)	9,124,452	66.0%
Brad A. Thielemann (4)	9,124,452	66.0%
Zachary G. Urban	-	-
Robert L. Zorich (4)	9,124,452	66.0%

Officers and Directors as a Group (nine persons):	9,577,454	69.2%

Beneficial Owners of More than Five Percent:
Oak Valley Resources, LLC (4)	9,124,452	66.0%
Flatonia Energy, LLC (5)	2,957,288	21.4%

*	Less than one percent.

(1)

This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. None of the shares are pledged as security by the named person.

(2)	The percentage is based upon 13,835,128 shares of common stock of the Company issued and outstanding on April 24, 2015.

(3)	Mr. Singleton’s address is c/o Earthstone Energy, Inc., 633 Seventeenth Street, Suite 2320, Denver, Colorado 80202.

(4)

Five affiliated investment funds (the “EnCap Funds”), specifically EnCap Energy Capital Fund VII, L.P. (“EnCap Fund VII”), EnCap Energy Capital Fund VI, L.P. (“EnCap Fund VI”), EnCap VI-B Acquisitions, L.P. (“EnCap Fund VI-B”), EnCap Energy Capital Fund V, L.P. (“EnCap Fund V”), and EnCap V-B Acquisitions, L.P. (“EnCap Fund V-B”), each a Texas limited partnership, collectively own a majority of the membership interests of Oak Valley Resources, LLC (“Oak Valley”) and have the contractual right to nominate a majority of the members of the board of managers of Oak Valley. The EnCap Funds may be deemed to beneficially own all of the reported securities held by Oak Valley. The EnCap Funds are controlled indirectly by David B. Miller, D. Martin Phillips, Gary R. Petersen, and Robert L. Zorich, who are the controlling members of RNBD GP LLC “RNBD”). RNBD is the sole member of EnCap Investments GP, L.L.C. (“EnCap Investments GP”), which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VII GP, L.P. (“EnCap Fund VII GP”), EnCap Equity Fund VI GP, L.P. (“EnCap Fund VI GP”), and EnCap Equity Fund V GP, L.P. (“EnCap Fund V GP”). EnCap Fund VII GP is the general partner of EnCap Fund VII. EnCap Fund VI GP is the general partner of EnCap Fund VI. EnCap Fund VI GP is also the general partner of EnCap Energy Capital Fund VI-B, L.P., a Texas limited partnership, which is the sole member of EnCap VI-B Acquisitions GP, LLC, a Texas limited liability company, which is the general partner of EnCap Fund VI-B. EnCap Fund V GP is also the general partner of EnCap Energy Capital Fund V-B, L.P., a Texas limited partnership, which is the sole member of EnCap V-B Acquisitions GP, LLC, a Texas limited liability company, which is the general partner of EnCap Fund V-B. Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and the EnCap Funds may be deemed to share dispositive power over the securities held by Oak Valley; thus, they may also be deemed to be the beneficial owners of these securities. Each of Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and the EnCap Funds disclaims beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities. Messrs. Swanson,

Thielemann and Zorich are three of the five members of the board of managers of Oak Valley. The address for the EnCap Funds is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.

(5)

Flatonia Holdings, LLC (“Flatonia Holdings”) is the direct and indirect owner of 100% of the membership interests of Flatonia Energy, LLC (“Flatonia”). Three affiliated entities, specifically Energy Recapitalization and Restructuring Fund, L.P. (“ERR”), ERR FI Flatonia Holdings, LLC (“ERR FI Flatonia Holdings”), and ERR FI II Flatonia Intermediate, L.P. (“ERR FI II Flatonia Intermediate”) collectively own 59.6% of the membership interests of Flatonia Holdings. ERR FI Flatonia Holdings is an indirect wholly owned subsidiary of Energy Recapitalization and Restructuring FI Fund, L.P. (“ERR FI”). ERR FI II Flatonia Intermediate is an indirect wholly owned subsidiary of Energy Recapitalization and Restructuring FI II Fund, L.P. (“ERR FI II” and, together with ERR and ERR FI, collectively, the “ERR Funds”). Parallel Resource Partners, LLC (“Parallel”) serves as the general partner of, and has the power to direct the affairs of, each of the ERR Funds. Parallel also serves as the manager of Flatonia Holdings and owns, directly or indirectly, 1.5% of the membership interests of Flatonia Holdings. The board of managers of Parallel consists of Clint D. Carlson, C. John Wilder, Jr., Ron Hulme, John K. Howie, and Jonathan Siegler. Together, Carlson Energy Partners I, LLC (“CEP I”) and Bluescape Energy Partners LLC (“BEP”) have the power to direct the affairs of Parallel. Additionally, CEP I and BEP each own 50% of the outstanding membership interests of Parallel. Together, Carlson Energy Corp. (“Carlson Corp”), Ron Hulme and John K. Howie have the power to direct the affairs of CEP I. Mr. Clint D. Carlson has the power to direct the affairs of Carlson Corp. Bluescape Resources Company LLC (“Bluescape Resources”) has the power to direct the affairs of BEP. Mr. C. John Wilder, Jr. has the power to direct the affairs of Bluescape Resources. The address of Flatonia is c/o Parallel Resource Partners, LLC, 700 Louisiana Street, 50th Floor, Houston, Texas 77002.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Flatonia Energy, LLC

Flatonia Energy, LLC (“Flatonia”), a subsidiary of Parallel Resources, LLC (“PRP”), which owns approximately 21.4% of our common stock, is a party to an industry standard joint operating agreement (the “operating agreement”) with Oak Valley Operating, LLC (“OVO”) one of our wholly owned subsidiaries.  This arm’s length agreement was entered into prior to the closing of the Contribution Agreement on December 19, 2014 under which PRP acquired shares of our common stock.  The operating agreement covers certain jointly owned oil and gas properties located in the Eagle Ford trend in Texas. During the year ended December 31, 2014, Flatonia paid us $43.5 million as its share of joint operating costs associated with these properties which reflects charges by OVO for its direct costs and operating expenses under the joint operating agreement. During 2014 Flatonia also paid OVO $122.3 million in prepayments for its share of drilling and completion costs associated with the properties. During 2014 OVO paid $58.3 million to Flatonia for its share of net revenues associates with these properties.

Oak Valley Resources, LLC

Various members of our Board of Directors and management hold investments in entities that own membership interests in Oak Valley. For instance, Mr. Lodzinski owns an approximate 28.4% interest in an entity that owns a 2.6% membership interest in Oak Valley. Messrs. Swanson, Thielemann and Zorich are associated with EnCap Investments L.P., which advises the EnCap Funds, the majority investors in Oak Valley. Messrs. Joliat and Urban own membership interests in Oak Valley.

Policies and Procedures for Approval of Related Party Transactions

Our officers and directors are required to obtain Audit Committee approval for any proposed related party transactions. In addition, our Code of Ethics requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. Our Code of Ethics states that a conflict of interest exists when an individual’s private interest interferes in any way or even appears to interfere with our interests and sets forth examples of the types of transactions that must be reported to our Board. Under our Code of Ethics, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors has retained Weaver and Tidwell, L.L.P. (“Weaver”) as our independent public accounting firm (our independent auditor). Weaver audited our financial statements for the year ended December 31, 2014.

The audit reports of Weaver on our consolidated financial statements as of and for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

EKS&H LLLP (“EKS&H”) served as the independent registered public accounting firm for the Company for the year ended March 31, 2014 and for the subsequent interim period through September 30, 2014. On December 19, 2014, the Company dismissed EKS&H and engaged Weaver to serve as the Company’s independent registered public accounting firm. The audit report of EKS&H on the financial statements of the Company as of and for the years ended March 31, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

During the fiscal years ended March 31, 2014 and 2013, and the interim period through September 30, 2014, there were no: (1) disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their report to the subject matter of the disagreement, or (2) reportable events.

A copy of EKS&H’s letter, dated December 29, 2014, stating its agreement with the above statements, is attached as Exhibit 16 on our Current Report on Form 8-K filed with the SEC on December 29, 2014.

During the fiscal years ended December 31, 2012 and 2013 and the subsequent interim period through September 30, 2014, Weaver was not consulted as to the application of accounting principles, the type of audit opinion that might be rendered, or any matter that was the subject of a disagreement or a reportable event.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimus non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Weaver and EKS&H

The following is a summary and description of fees for services provided by Weaver and EKS&H for the year ended December 31, 2014, and by EKS&H for the years ended March 31, 2014 and 2013.

	Year Ended December 31, 2014		Year Ended March 31, 2014	Year Ended March 31, 2013
Services	Fees Paid to Weaver	Fees Paid to EKS&H	Fees Paid to EKS&H	Fees Paid to EKS&H
Audit Fees (1)	$261,000	$27,000	$98,000	$98,040
Audit-Related Fees (2)	-	24,660	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total	$261,000	$51,660	$98,000	$98,040

(1)

Audit Fees include professional services for the audit of our annual financial statements, reviews of the financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

Form 10-K/A for the fiscal year ended December 31, 2014.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(i)	March 3, 2010

3.1(a)	Certificate of Amendment to Certificate of Incorporation of Earthstone Energy, Inc. dated December 20, 2010.	8-K	001-35049	3(i)	January 4, 2011

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Earthstone Energy, Inc. dated December 19, 2014.	8-K	001-35049	3.1	December 29, 2014

3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 10, 2010

3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011

4.1	Rights Agreement dated February 4, 2009 between Earthstone Energy, Inc. and Corporate Stock Transfer, Inc.	8-K	001-35049	4.1	February 5, 2009

4.1(a)	First Amendment to the Rights Agreement dated May 15, 2014, by and among Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC.	8-A/A	001-35049	4.1	May 16, 2014

4.1(b)	Second Amendment to the Rights Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.2	May 16, 2014

4.1(c)	Third Amendment to the Rights Agreement dated October 16, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.1	October 20, 2014

4.2	Specimen Common Stock Certificate of Earthstone Energy, Inc.	10-K	001-35049	4.2	June 16, 2011

10.1	Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.4	December 29, 2014

10.2	Exchange Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	May 16, 2014

10.2(a)	Amendment to the Exchange Agreement dated September 26, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	October 2, 2014

10.3	Contribution Agreement dated October 16, 2014, among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Oak Valley Operating, LLC, Parallel Resource Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	October 20, 2014

10.4	Registration Rights Agreement dated December 19, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	December 29, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

10.5	Registration Rights Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Parallel Resource Partners, LLC, Flatonia Energy, LLC, and Oak Valley Resources, LLC.	8-K	001-35049	10.2	December 29, 2014

10.6 †	Earthstone Energy, Inc. Employee Severance Compensation Plan.	8-K	001-35049	10.2	May 16, 2014

10.7 †	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014

10.8	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014

10.9 †	Earthstone Energy, Inc. 2011 Equity Incentive Compensation Plan.	Def. Proxy Statement	001-35049	Appendix A	July 29, 2011

10.10 †	Earthstone Energy, Inc. Performance Bonus Plan.	10-K/A	001-35049	10.3	October 9, 2009

14	Code of Business Conduct and Ethics.	10-KSB/A	001-35049	14.1	May 11, 2005

21.1	List of Subsidiaries.	10-K	001-35049	21.1	March 27, 2015

23.1	Consent of Cawley, Gillespie & Associates, Inc.	10-K	001-35049	23.1	March 27, 2015

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.1	March 27, 2015

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.2	March 27, 2015

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.1	March 27, 2015

32.2	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.2	March 27, 2015

99.1	Report of Cawley, Gillespie & Associates, Inc.	10-K				X

101.INS	XBRL Instance Document.	10-K	001-35049	101.TNS	March 27, 2015

101.SCH	XBRL Schema Document.	10-K	001-35049	101.SCH	March 27, 2015

101.CAL	XBRL Calculation Linkbase Document.	10-K	001-35049	101.CAL	March 27, 2015

101.DEF	XBRL Definition Linkbase Document.	10-K	001-35049	101.DEF	March 27, 2015

101.LAB	XBRL Label Linkbase Document.	10-K	001-35049	101.LAB	March 27, 2015

101.PRE	XBRL Presentation Linkbase Document.	10-K	001-35049	101.PRE	March 27, 2015

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: April 28, 2015	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Lodzinski	Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)	April 28, 2015
Frank A. Lodzinski

/s/ G. Bret Wonson	Principal Financial Officer and Principal Accounting Officer	April 28, 2015
G. Bret Wonson

/s/ Jay F. Joliat	Director	April 28, 2015
Jay F. Joliat

/s/ Ray Singleton	Director	April 28, 2015
Ray Singleton

/s/ Douglas E. Swanson, Jr.	Director	April 28, 2015
Douglas E. Swanson, Jr.

/s/ Brad A. Thielemann	Director	April 28, 2015
Brad A. Thielemann

/s/ Zachary G. Urban	Director	April 28, 2015
Zachary G. Urban

/s/ Robert L. Zorich	Director	April 28, 2015
Robert L. Zorich