Form 10-Q
period 2015-03-31
EARTHSTONE ENERGY INC
filed 2015-05-14
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

Or

☐	TRANSITION REPORT PURSURANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35049

EARTHSTONE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0592823
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)

1400 Woodloch Forest Drive, Suite 300

The Woodlands, Texas 77380

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (281) 298-4246

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

As of May 8, 2015, 13,835,128 shares of common stock, $0.001 par value per share, were outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

EARTHSTONE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014
Current assets:	(In thousands, except share amounts)
Cash and cash equivalents	$59,690	$100,447
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	8,570	14,016
Joint interest billings and other	7,109	9,417
Current derivative assets	2,749	3,569
Prepaid expenses and other current assets	1,209	1,578
Total current assets	79,327	129,027
Oil and gas properties, successful efforts method:
Proved properties	334,766	317,006
Unproved properties	78,113	76,791
Total oil and gas properties	412,879	393,797
Accumulated depreciation, depletion, and amortization	(103,742)	(97,920)
Net oil and gas properties	309,137	295,877
Other noncurrent assets:
Goodwill	22,992	22,992
Office and other equipment, less accumulated depreciation of $591 and $474, respectively	2,130	2,109
Land	101	101
Other noncurrent assets	1,272	1,282
TOTAL ASSETS	$414,959	$451,388
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,033	$28,753
Accrued expenses	14,559	20,529
Revenues and royalties payable	8,634	17,364
Advances	16,963	21,398
Asset retirement obligations	335	408
Total current liabilities	53,524	88,452
Noncurrent liabilities:
Long-term debt	11,191	11,191
Asset retirement obligations	5,883	5,670
Deferred tax liability	28,672	29,258
Other noncurrent liabilities	275	289
Total noncurrent liabilities	46,021	46,408
Total liabilities	99,545	134,860
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,835,128 shares issued and outstanding at March 31, 2015 and December 31, 2014	14	14
Additional paid-in capital	358,086	358,086
Accumulated deficit	(42,226)	(41,112)
Treasury stock, 15,414 shares at March 31, 2015 and December 31, 2014	(460)	(460)
Total equity	315,414	316,528
TOTAL LIABILITIES AND EQUITY	$414,959	$451,388

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2015	2014
REVENUES	(In thousands, except share and per share amounts)
Oil, natural gas, and natural gas liquids revenues:
Oil	$9,038	$7,868
Natural gas	1,530	2,753
Natural gas liquids	674	956
Total oil, natural gas, and natural gas liquids revenues	11,242	11,577
Gathering income	78	109
Total revenues	11,320	11,686
OPERATING COSTS AND EXPENSES
Production costs:
Lease operating expense	4,374	2,298
Severance taxes	630	489
Re-engineering and workovers	119	198
Depreciation, depletion, and amortization	5,924	3,380
General and administrative expense	2,571	1,412
Total operating costs and expenses	13,618	7,777
(Loss) income from operations	(2,298)	3,909
OTHER INCOME (EXPENSE)
Interest expense, net	(169)	(145)
Net gain (loss) on derivative contracts	674	(1,028)
Other income, net	94	4
Total other income (expense)	599	(1,169)
(Loss) income before income taxes	(1,699)	2,740
Income tax benefit	(585)	—
Net (loss) income	$(1,114)	$2,740
Net (loss) income per common share:
Basic	$(0.08)	$0.30
Diluted	$(0.08)	$0.30
Weighted average common shares outstanding:
Basic	13,835,128	9,124,452
Diluted	13,835,128	9,124,452

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:	(In thousands)
Net (loss) income	$(1,114)	$2,740
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	5,924	3,380
Unrealized loss on derivative contracts	820	489
Accretion of asset retirement obligations	145	74
Deferred income taxes	(585)	—
Amortization of deferred financing costs	65	38
Settlement of asset retirement obligations	(46)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,754	(6,694)
Decrease (increase) in prepaid expenses and other	387	(300)
(Decrease) increase in accounts payable and accrued expenses	(21,690)	1,390
(Decrease) increase in revenue and royalties payable	(8,730)	6,807
(Decrease) increase in advances	(4,436)	14,462
Net cash (used in) provided by operating activities	(21,506)	22,386
Cash flows from investing activities:
Additions to oil and gas property and equipment	(19,040)	(12,196)
Additions to other property and equipment	(138)	(165)
Net cash used in investing activities	(19,178)	(12,361)
Cash flows from financing activities:
Deferred financing costs	(73)	(6)
Net cash used in financing activities	(73)	(6)
Net (decrease) increase in cash and cash equivalents	(40,757)	10,019
Cash and cash equivalents at beginning of period	100,447	25,423
Cash and cash equivalents at end of period	$59,690	$35,442
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$52	$107
Non-cash investing and financing activities:
Asset retirement obligations	$43	$21

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Earthstone Energy, Inc., a Delaware corporation (“Earthstone” or the “Company”) is an independent oil and gas exploration and production company engaged in the acquisition, development, exploration and production of onshore, unconventional reserves, with a current focus on the Eagle Ford trend of South Texas and in the Williston Basin of North Dakota and Montana. The Company also has conventional wells in East Texas, South Texas, Louisiana and Oklahoma.

The accompanying unaudited consolidated financial statements of Earthstone and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014; the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; and the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.   The Company’s balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with the generally accepted accounting principles of the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 2 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements and the accompanying notes prepared in accordance with GAAP, has been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the Company’s other filings with the SEC.  The Company has evaluated events or transactions through the date of issuance of these unaudited consolidated financial statements.

On December 19, 2014, the Company acquired three operating subsidiaries of Oak Valley Resources, LLC (“OVR”), in exchange for shares of Earthstone common stock (the “Exchange”), which resulted in a change of control of the Company. Pursuant to the Exchange Agreement, OVR contributed to Earthstone the membership interests of its three subsidiaries, Oak Valley Operating, LLC (“OVO”), EF Non-Op, LLC (“EF Non-Op”) and Sabine River Energy, LLC (“Sabine”), each a Texas limited liability company (collectively “Oak Valley”), in exchange for approximately 9.124 million shares, representing 84% of the Company’s common stock.  The transaction was accounted for as a reverse acquisition whereby Oak Valley is considered the acquirer for accounting purposes.  All historical financial information, prior to December 19, 2014, contained in this Quarterly Report on Form 10-Q is that of Oak Valley.

Immediately following the Exchange, the Company, through its acquired wholly owned subsidiary, Sabine, acquired an additional 20% undivided ownership interest in certain crude oil and gas properties located in Fayette and Gonzales Counties, Texas, in exchange for the issuance of approximately 2.957 million shares of common stock (the “Contribution Agreement”) to Flatonia Energy, LLC, increasing the Company’s ownership in these properties from a 30% undivided ownership to a 50% undivided ownership interest.  As a result of the share issuance to Flatonia, OVR’s ownership in the Company decreased from 84% to 66%.

Recently Issued Accounting Standards

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standards update is effective for interim and annual periods beginning after December 15, 2016. The Company will adopt this standards update, as required, beginning with the first quarter of 2017. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

Debt Issuance Costs – In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in the financial statements.  Under this updated guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standards update is effective for interim and annual periods beginning after December 15, 2015.  The Company will adopt this standards update, as required, beginning with the first quarter of 2016 and will be retrospectively applied to all prior periods.  The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2. Acquisitions

Earthstone Energy Reverse Acquisition

On December 19, 2014, the Company and OVR closed the Exchange. In this transaction, OVR contributed to the Company the membership interests of its three wholly-owned subsidiaries, which included producing assets, undeveloped acreage and substantially all of its cash of approximately $130 million, inclusive of approximately $107 million in cash received from members’ capital commitments received immediately prior to the Exchange. OVR received approximately 9.124 million shares of newly issued common stock, $0.001 par value per share (the “Common Stock”), of the Company. The Exchange resulted in a change of control of the Company. The Exchange has been accounted in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) as a reverse acquisition whereby Oak Valley is considered the acquirer for accounting purposes although Earthstone is the acquirer for legal purposes. ASC 805 also requires, that among other things, assets acquired and liabilities assumed to be measured at their acquisition date fair values. The results of operations from Earthstone’s legacy assets are reflected in the Company’s consolidated statement of operations beginning December 19, 2014.

An allocation of the purchase price was prepared using, among other things, the year-end reserve report prepared by Cawley, Gillespie and Associates, Inc. that was adjusted and re-priced by the Company’s reserve engineering staff back to the December 19, 2014 acquisition date. The following allocation is still preliminary with respect to final tax amounts, pending the completion of the 2014 Earthstone tax return and certain accruals and includes the use of estimates based on information that was available to management at the time these consolidated financial statements were prepared. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

The following table summarizes the consideration paid to acquire the legacy Earthstone net assets and the estimated values of those net assets (in thousands, except share and share price amounts):

Shares of Common Stock outstanding before the Exchange	1,734,988
Company director and officer restricted shares that vested in the Exchange	18,400
Shares of Common Stock issued in the Exchange	9,124,452
Total shares of Common Stock outstanding following the Exchange	10,877,840
Shares of Common Stock issued as consideration	1,753,388
Closing price of Common Stock (1)	$19.08
Total purchase price	$33,455
Estimated Fair Value of Liabilities Assumed:
Current liabilities	$7,852
Long-term debt	7,000
Deferred tax liability (2)	2,880
Asset retirement obligation	2,227
Amount attributable to liabilities assumed	19,959
Total purchase price plus liabilities assumed	$53,414
Estimated Fair Value of Assets Acquired:
Cash (3)	$2,920
Other current assets	3,466
Proved oil and natural gas properties (4) (5)	21,813
Unproved oil and natural gas properties	5,524
Other non-current assets	745
Amount attributable to assets acquired	$34,468
Goodwill (6)	$18,946

(1)	The share price used for the determination of the purchase price was the adjusted closing price of the Common Stock on December 19, 2014.
(2)

This amount represents the recorded book value versus tax value difference in oil and natural gas properties and other net assets as of the date of the Exchange on a tax effected basis of approximately 35%. The tax basis of the legacy Earthstone assets were not adjusted in the Exchange. As noted above, however, ASC 805 requires that the Company in a reverse acquisition record the legacy Earthstone net assets at fair value on the date of the Exchange; the fair value of the net assets was in excess of the tax basis and as such required the recognition of a deferred tax liability.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)

The components of cash flow in the Exchange in which the legacy Earthstone assets were acquired were $7.1 million in notes payable and accrued interest that was paid in full in conjunction with the Exchange less the cash acquired of $2.9 million.

(4)

The weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $51.62 per barrel of oil and $4.58 per Mcf of natural gas after adjustments for transportation fees and regional price differentials.

(5)

The market assumptions as to the future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of the future development and operating costs, projections of future rates of production, expected recovery rate and risk adjusted discount rates used by the Company to estimate the fair value of the oil and natural gas properties represent Level 3 inputs; see Note 4 Fair Value Measurements, below.

(6)	Goodwill was determined to be the excess consideration exchanged over the fair value of the Company’s net assets on December 19, 2014. The goodwill recognized will not be deductible for tax purposes.

2014 Eagle Ford Acquisition Properties

Also on December 19, 2014, immediately following the Exchange, Flatonia Energy, LLC (“Flatonia”), Parallel Resource Partners, LLC (“Parallel”), and Sabine, closed the transactions contemplated by the Contribution Agreement by and among the Company, OVR, Sabine, Oak Valley Operating, LLC, Parallel, and Flatonia,  whereby Parallel contributed 28.57% of the oil and natural gas property interests held by Flatonia, a wholly owned subsidiary of Parallel, in consideration for approximately 2.96 million shares of Common Stock (the “Contribution”). The assets subject to the Contribution Agreement were oil and natural gas property interests in producing wells and acreage in the Eagle Ford trend of Texas (the “2014 Eagle Ford Acquisition Properties”). One of the subsidiaries included in the Exchange is the operator of the 2014 Eagle Ford Acquisition Properties. The only relationship that Flatonia or Parallel had with this subsidiary or the Company prior to the transaction was that the subsidiary is the operator of the 2014 Eagle Ford Acquisition Properties. The Contribution was accounted for as a business combination in accordance ASC 805 which among other things requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date.

An allocation of the purchase price was prepared using, the year-end reserve report prepared by Cawley, Gillespie and Associates, Inc. that was adjusted and re-priced by the Company’s reserve engineering staff back to December 19, 2014. The following allocation is still preliminary with respect to final tax amounts, pending the completion of the 2014 Flatonia tax return and certain accruals and it includes the use of estimates based on information that was available to management at the time these audited consolidated financial statements were prepared. The Company’s final allocation of purchase price is dependent on the seller’s tax return since Earthstone received carryover basis on Flatonia’s assets and liabilities because the Contribution Agreement was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

The following table summarizes the consideration paid to acquire the 2014 Eagle Ford Acquisition Properties and the estimated values of those net assets (in thousands, except share and share price amounts):

Shares of Common Stock issued as consideration in the Contribution	2,957,288
Closing price of Common Stock (1)	$19.08
Total purchase price	$56,425
Estimated Fair Value of Liabilities Assumed:
Deferred tax liability (2)	$4,046
Asset retirement obligation	173
Amount attributable to liabilities assumed	4,219
Total purchase price plus liabilities assumed	$60,644
Estimated Fair Value of Assets Acquired:
Proved oil and natural gas properties (3) (4)	$34,745
Unproved oil and natural gas properties	21,853
Amount attributable to assets acquired	$56,598
Goodwill (5)	$4,046

(1)	The share price used for the determination of the purchase price was the adjusted closing price of the Common Stock on December 19, 2014.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)

This amount represents the recorded book value to tax difference in the oil and natural gas properties as of the date of the Contribution Agreement on a tax effected basis of approximately 34%. As noted above, the Company received the net assets at Flatonia’s carryover tax basis and as such requires the recognition of a deferred tax liability.

(3)

The weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties was $56.36 per barrel of oil and $3.36 per Mcf of natural gas after adjustments for transportation fees and regional price differentials.

(4)

The market assumptions as to the future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of the future development and operating costs, projecting of future rates of production, expected recovery rate and risk adjusted discount rates used by the Company to estimate the fair value of the oil and natural gas properties represent Level 3 inputs; see Note 4 Fair Value Measurements, below.

(5)

Goodwill was determined to be the excess consideration exchanged over the fair value of the 2014 Eagle Ford Acquisition Properties on December 19, 2014. The goodwill recognized will not be deductible for tax purposes.

The following unaudited supplemental pro forma combined condensed results of operations present consolidated information as though the Exchange and Contribution had been completed as of January 1, 2014. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Exchange or Contribution or any estimated costs that will be incurred to integrate the legacy Earthstone net assets and the 2014 Eagle Ford Acquisition Properties. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts).

Three months ended March 31,
2014
(Unaudited)
Revenue	$20,063
Income before taxes	$7,570
Net income available to Earthstone common stockholders	$4,980
Pro forma net income per common share:
Basic and diluted	$0.36

For the three months ended March 31, 2015, the Company recognized $2.7 million of oil, natural gas and natural gas liquids sales related to the legacy Earthstone assets and operating expenses including depletion of $3.0 million. There were no non-recurring transaction costs during the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Company recognized $2.5 million, of oil, natural gas and natural gas liquids related to the 2014 Eagle Ford Acquisition Properties and operating expenses including depletion of $2.3 million. There were no non-recurring transaction costs during the three months ended March 31, 2015.

Note 3. Derivative Financial Instruments

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive. The counterparties to the Company’s current derivative contracts are lenders in the Company’s credit agreement, which is described in Note 6 Long-Term Debt below. The Company did not post collateral under any of these contracts as they are secured under the Company’s credit agreement with the same counterparties.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s crude oil and natural gas derivative positions consist of swaps. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain on derivative contracts” on the Consolidated Statements of Operations. All derivative contracts are recorded at their fair market value and are included in the Company’s Consolidated Balance Sheets as assets or liabilities.

With an individual derivative counterparty, the Company may have multiple hedge positions that expire at various points in the future and result in fair value asset and liability positions. At the end of each reporting period, those positions are offset to a single fair value asset or liability for each commodity, and the netted balance is reflected in the Company’s Consolidated Balance Sheets as an asset or a liability.

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

The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2015:

Period	Instrument	Commodity	Volume in Bbls	Fixed Price
April 2015 - June 2015	Swap	Crude Oil	10,500	$91.50
April 2015 - December 2015	Swap	Crude Oil	49,500	$95.10
April 2015 - March 2016	Swap	Crude Oil	60,000	$57.00

In April 2015, the Company entered into the following three crude oil swap contracts:

Period	Instrument	Commodity	Volume in Bbls	Fixed Price
May 2015 - June 2016	Swap	Crude Oil	140,000	$58.00
May 2015 - December 2016	Swap	Crude Oil	100,000	$60.80
May 2015 - December 2016	Swap	Crude Oil	100,000	$60.80

The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Consolidated Balance Sheets (in thousands):

		March 31, 2015			December 31, 2014
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Current derivative assets	$2,749	$—	$2,749	$3,569	$—	$3,569

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Consolidated Statements of Operations (in thousands):

		Three months ended March 31,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2015	2014
Unrealized gain (loss) on commodity contracts	Net gain (loss) on derivative contracts	$(820)	$(489)
Realized gain (loss) on commodity contracts	Net gain (loss) on derivative contracts	$1,494	$(539)
		$674	$(1,028)

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2015.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Financial assets
Current derivative assets	$—	$2,749	$—	$2,749
Total financial assets	$—	$2,749	$—	$2,749
December 31, 2014
Financial assets
Current derivative assets	$—	$3,569	$—	$3,569
Total financial assets	$—	$3,569	$—	$3,569

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value on a Nonrecurring Basis

Asset Impairment

Oil and natural gas properties are measured at fair value on a nonrecurring basis. The impairment charge reduces the carrying values of oil and natural gas properties’ to their estimated fair values. These fair value measurements are classified as Level 3 measurements and include many unobservable inputs. Fair value is calculated as the estimated discounted future net cash flows attributable to the assets. The Company’s primary assumptions in preparing the estimated discounted future net cash flows to be recovered from oil and natural gas properties are based on (i) proved reserves, (ii) forward commodity prices and assumptions as to costs and expenses, and (iii) the estimated discount rate that would be used by potential purchasers to determine the fair value of the assets. The Company did not recognize any impairment write-downs with respect to its oil and natural gas properties during the three months ended March 31, 2015 or 2014.

Business Combinations

The Company records the identifiable assets acquired and liabilities assumed at fair value at the date of acquisition on a nonrecurring basis. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on NYMEX commodity futures price strips as of the date of the estimate, operating and development costs, and a risk-adjusted discount rate. The future oil and natural gas pricing used in the valuation is a Level 2 assumption.   Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the determination of fair value of the acquisition include the Company’s estimate operating and development costs, anticipated production of proved reserves, appropriate risk-adjusted discount rates and other relevant data. The Company’s acquisitions are discussed in Note 2 Acquisitions.

Asset Retirement Obligation

The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. The significant inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk free rate. See Note 7 Asset Retirement Obligations for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

Note 5. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to shares of Common Stock by the basic weighted-average shares of Common Stock outstanding during the period. The calculation of diluted earnings per share is similar to basic, except the denominator includes the effect of dilutive common stock equivalents.

The following table is a reconciliation of net (loss) income and weighted-average shares of Common Stock outstanding for purposes of calculating basic and diluted (loss) income per share:

	Three months ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Net (loss) income	$(1,114)	$2,740
Weighted average common shares outstanding:
Basic	13,835,128	9,124,452
Diluted	13,835,128	9,124,452
Net (loss) income per share:
Basic	$(0.08)	$0.30
Diluted	$(0.08)	$0.30

Note 6. Long-Term Debt

On December 19, 2014, the Company entered into a credit agreement providing for a $500.0 million four-year senior secured revolving credit facility (the “ESTE Credit Facility”).  The OVR credit facility was refinanced under the ESTE Credit Facility and the legacy credit facility of the Company was paid in full and terminated.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The initial borrowing base of the ESTE Credit Facility is $80.0 million and is subject to redetermination during May and November of each year. At the option of the borrower, the amounts borrowed under the credit agreement bear annual interest rates at either (a) LIBOR plus the applicable utilization margin of 1.50% to 2.50% (1.678% at March 31, 2015) or (b) the base rate plus the applicable utilization margin of 0.50% to 1.50% (3.75% at March 31, 2015). Principal amounts outstanding under the ESTE Credit Facility are due and payable in full at maturity on December 19, 2018. All of the obligations under the credit agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Additional payments due under the credit agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment fee ranges from 0.375% to 0.50% per year, depending upon the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

As of March 31, 2015, the Company had $11.2 million of debt outstanding, bearing an interest rate of 1.678%, $0.3 million of letters of credit outstanding and $68.5 million of borrowing base available under its ESTE Credit Facility.

The ESTE Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on asset, pay dividends, and repurchase its capital stock. In addition, the Company is required to maintain certain financial ratios, including a minimum current ratio of 1.0 to 1.0 and a maximum annualized quarterly leverage ratio of 4.0 to 1.0. The Company is also required to submit an audited annual report 120 days after the end of each fiscal period.  As of March 31, 2015, the Company was in compliance with these covenants.

Interest expense for the three months ended March 31, 2015 and 2014, includes amortization of deferred financing costs of $64,900 and $37,800, respectively.  Approximately $1.0 million, net of amortization, associated with the Company’s credit facilities have been capitalized as of March 31, 2015 and December 31, 2014, and was being amortized over the terms of the credit agreements.

Note 7. Asset Retirement Obligations

The Company has asset retirement obligations associated with the future plugging and abandonment of oil and natural gas properties and related facilities. The accretion of the asset retirement obligation is included in “Lease operating expense” in the Consolidated Statements of Operations. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, 2015, and in accordance with the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (in thousands):

2015
Asset retirement obligations at December 31, 2014	$6,078
Liabilities incurred	43
Accretion expense	145
Liabilities settled	(46)
Revision of estimates	(2)
Asset retirement obligations at March 31, 2015	$6,218

Based on expected timing of settlement, $0.3 million of the asset retirement obligation is classified as current at March 31, 2015.

Note 8. Related Party Transactions

FASB ASC Topic 850, Related Party Disclosures (“ASC Topic 850”), requires that transactions with related parties that would make a difference in decision making be disclosed so that users of the financial statements can evaluate their significance. EnCap, the members of Oak Valley Management, LLC (“OVM”), and OVR’s other equity investors are considered related parties under ASC Topic 850. The following are significant related party transactions between the Company and parties of EnCap and the members of OVM as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, as well as significant related party transactions between the Company and the OVR other equity investors as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company employs members of OVM. For the three months ended March 31, 2015 and 2014, the Company made payments totaling $1.5 million and $1.4 million, respectively, to these members as compensation for services and reimbursement of expenses. The payments are included in “General and administrative expense” on the Consolidated Statements of Operations or have been charged out to oil and natural gas properties.

At March 31, 2015 and December 31, 2014, the Company had a liability of $0.3 million and $2.3 million, respectively, due to companies to which certain members of OVR are significant related parties.  These amounts are included in “Accounts payable” on the Consolidated Balance Sheets.

Note 9. Income Taxes

For the three months ended March 31, 2015, the Company recorded an income tax benefit of $0.6 million, all of which was deferred. The Company’s effective tax rate for the three months ended March 31, 2015 was 34.43% which is consistent with a U.S. Federal statutory corporate income tax rate of 34% plus approximately 0.4% for the estimated portion of the Company’s income that is subject to income tax in the states in which the Company operates. The Company did not record any tax provision for income tax in the three months ended March 31, 2014 because OVR is a partnership and is not subject to taxation. As explained in Note 1 Basis of Presentation all historical financial information prior to December 19, 2014 contained in this report is that of OVR and its subsidiaries.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with guidance in ASC Topic 740. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. In recording deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax asset will be realized. The ultimate realization of deferred income tax assets, if any, is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.

Note 10. Commitments and Contingencies

In the course of its business affairs and operations, the Company is subject to possible loss contingencies arising from federal, state, and local environmental, health and safety laws and regulations and third party litigation.

Commitments

In 2014, the Company entered into an 18 month contract for a new rig currently being built.  The contract provides for a daily drilling rate of $29,000 and in the event the Company does not fulfill its contractual obligations, liquidated damages of up to $10.8 million subject to adjustments could be charged.  The rig is scheduled to be completed during the second quarter of 2015.  As of March 31, 2015, the minimum commitment per the terms of the agreement is approximately $16.0 million through the end of 2016.

As a part of the 2013 Eagle Ford Acquisition, the Company and its working interest partner in the area ratified several long-term natural gas purchasing and natural gas processing contracts. As is customary in the industry, the Company has reserved gathering and processing capacity in a pipeline. In one of the contracts, the Company and its working interest partner have a volume commitment, whereby the owner of the pipeline is paid a fee of $0.45 per MMBtu to hold 10,000 MMBtu per day of capacity. Since the time of the acquisition, the volume commitment has not been met. The rate and terms under this purchasing and processing contract expire on June 1, 2021.  As of March 31, 2015, the Company’s share of the remaining commitment on this contract is approximately $5.1 million.

Contingencies

Environmental

The Company’s operations are subject to risks normally associated with the exploration for and the production of oil and natural gas, including blowouts, fires, and environmental risks such as oil spills or natural gas leaks that could expose the Company to liabilities associated with these risks.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Legal

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2015, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its consolidated financial position or results of operations.

Note 11.  Subsequent Events

In April 2015, the Company sold properties located primarily in De Soto and Caddo parishes in Louisiana for cash consideration of $3.5 million. The effective date of the transaction is March 1, 2015. The purchase price is subject to closing adjustments for normal operation activity and other purchase price adjustments that occur between the effective date of the sale and the closing date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, the terms “the Company,” “our,” “we,” “us,” and “Earthstone” refer to Earthstone Energy, Inc. and its consolidated subsidiaries.

Statements in this discussion may be forward-looking.  These forward-looking statements involve risks and uncertainties, including those discussed below, which cause actual results to differ from those expressed.  For more information, see “Cautionary Statement Concerning Forward-Looking Statements.”

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

On December 19, 2014, we acquired three operating subsidiaries of Oak Valley Resources, LLC, a privately-held Delaware limited liability company (“OVR”), in exchange for shares of our common stock (the “Exchange”), which resulted in a change of control. Pursuant to the Exchange, OVR contributed to us the membership interests of its three subsidiaries, Oak Valley Operating, LLC (“OVO”), EF Non-Op, LLC (“EF Non-Op”) and Sabine River Energy, LLC (“Sabine”), each a Texas limited liability company (collectively “Oak Valley”), in exchange for approximately 9.124 million shares, representing 84% of our common stock.  The Exchange has been accounted for as a reverse acquisition in which Oak Valley is considered the acquirer for accounting purposes.  All historical financial information prior to December 19, 2014, contained in this report is that of Oak Valley.

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

Results of Operations

Three months ended March 31, 2015, compared to the three months ended March 31, 2014

Sales and Other Operating Revenues

The quantities of oil, natural gas, and natural gas liquids produced and sold by us for the three months ended March 31, 2015 and 2014, and the average sales price per unit sold are presented below:

	Three months ended March 31,
	2015	2014
Sales volumes:
Oil (MBbl)	208	81
Natural gas (MMcf)	558	557
Natural gas liquids (MBbl)	45	29
Barrel of oil equivalent (MBOE) (1)	346	203
Barrels of oil equivalent per day (MBOEPD) (1)	3,849	2,247

Average prices realized: (2)
Oil (Bbl)	$43.44	$97.55
Natural gas (Mcf)	$2.74	$4.94
Natural gas liquids (Bbl)	$14.85	$33.29

(1)

Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE). This ratio does not assume price equivalency and, given price differentials, the price per barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

(2)

Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives for 2015 and 2014 have been marked-to-market through our statement of operations as other income/expense: which means that all our realized gains/losses on these derivatives are reported in other income/expense. For further information see the Net Gain on Derivative Contracts discussed below.

Our revenues for the three months ended March 31, 2015 and 2014, are summarized in the table below:

	Three months ended March 31,
(In thousands)	2015	2014	Change
Oil, natural gas, and natural gas liquids revenues:
Oil	$9,038	$7,868	$1,170
Natural gas	1,530	2,753	(1,223)
Natural gas liquids	674	956	(282)
Other operating revenues:
Gathering income	78	109	(31)
Total revenues	$11,320	$11,686	$(366)

Sales of Oil

For the three months ended March 31, 2015, oil revenues increased by $1.2 million or 15% relative to the comparable period in 2014. Of the increase, $5.5 million was attributable to increased volume, which was offset by $4.3 million attributable to a decrease in our realized price. The volume of oil produced and sold increased by 127 MBbls; 56 MBbls of the total was provided by the legacy Earthstone assets, 57 MBbls was provided by the additional interests we purchased in our operated Eagle Ford property pursuant to the Contribution Agreement with the remaining 15 MBbls coming from new wells drilled during 2014 in our operated Eagle Ford property. Our average realized price per Bbl decreased from $97.55 for the three months ended March 31, 2014 to $43.44 for the three months ended March 31, 2015.

Sales of Natural Gas

For the three months ended March 31, 2015, natural gas revenues decreased by $1.2 million or 44% relative to the comparable period in 2014, which was primarily attributable to the decrease in our realized price. Our average realized price per Mcf decreased from $4.94 for the three months ended March 31, 2014 to $2.74 for the three months ended March 31, 2015. While the legacy Earthstone assets provided an additional 74 MMcf and the additional interests we purchased in our operated Eagle Ford property provided an additional 21 MMcf these increases were offset by declines in our conventional properties in Oklahoma and East Texas.

Sales of Natural Gas Liquids

For the three months ended March 31, 2015, natural gas liquids revenues decreased by $0.3 million or 30% relative to the comparable period in 2014. Of the decrease, $0.5 million was attributable to a decrease in the realized price which was offset by a $0.2 million increase due to volume. The average realized price per Bbl decreased from $33.29 for the three months ended March 31, 2015 to $14.85 for the three months ended March 31, 2014. The volume of natural gas liquids sales produced and sold increased by 16 MBbls; 8 MBbls of the total was provided by the legacy Earthstone assets, 6 MBbls was provided by the additional interests we purchased in our operated Eagle Ford property with the remaining 2 MBbls coming from new wells drilled during 2014 in our operated Eagle Ford property.

Production Costs

Our production costs for the three months ended March 31, 2015 and 2014 are summarized in the table below:

	Three months ended March 31,
(In thousands)	2015	2014	Change
Lease operating expenses	$4,374	$2,298	$2,076
Severance taxes	$630	$489	$141
Re-engineering and workover expenses	$119	$198	$(79)

LOE per BOE*	$11.83	$10.37	$1.46

Severance tax as a percent of oil, natural gas and natural gas liquids revenues	5.60%	4.22%	1.38%

*	Excludes ad valorem tax and accretion expense related to the asset retirement obligation.

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

	Three months ended March 31,
(In thousands)	2015	2014	Change
Production related LOE	$4,098	$2,098	$2,000
Ad valorem taxes	132	126	6
Accretion expense	144	74	70
Total LOE	$4,374	$2,298	$2,076

Total LOE increased by $2.1 million or 90% for the three months ended March 31, 2015 relative to the comparable period in 2014, which was primarily due to the addition of the legacy Earthstone properties as well as the additional interests we acquired in our operated Eagle Ford properties. On a unit-of-production basis, LOE, excluding ad valorem taxes and accretion expense, has increased by $1.46 per BOE from $10.37 in 2014 to $11.83 in 2015. The increase on a per BOE basis is due to the addition of the legacy Earthstone assets which have a higher operating cost on a per BOE basis.

Severance Taxes

Severance taxes increased by $0.1 million or 29% for the three months ended March 31, 2015 relative to the comparable period in 2014. The primary drivers for the increase are the addition of the legacy Earthstone assets and the additional interests we acquired in our operated Eagle Ford property. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes increased from 4.22% to 5.60%. The increase in severance taxes was primarily due to a shift in our sales; for the three month period ended March 31, 2015, approximately 80% of our oil, natural gas and natural gas liquids revenue came from oil versus approximately 68% in same period during 2014. These oil revenues are taxed at the full rate whereas a large portion of our natural gas and natural gas liquids sales qualify for partial or full severance tax exemptions. Additionally, as result of the Exchange we added oil production from legacy Earthstone assets located in North Dakota and Montana; these states have higher severance tax rates than Texas where our operated Eagle Ford wells are located.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations which included major surface repairs. These costs decreased for the three months ended March 31, 2015 relative to the comparable period in 2014 since prior expenses reduced the need for these types of repairs in the current quarter. Our focus is to continually evaluate these projects and weigh the advantages of the projects while controlling current and future expenditures.

General and Administrative Expenses

General and administrative expenses (“G&A”), primarily consist of overhead expenses, employee remuneration, and professional and consulting fees.

G&A expenses increased by $1.2 million from $1.4 million to $2.6 million for the three months ended March 31, 2015 relative to the comparable period in 2014, which was due to increased headcount and strategic combination related costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) increased during the three months ended March 31, 2015 by $2.5 million, or 75% compared to the same period in 2014, due to property additions related primarily to drilling and completion expenditures incurred subsequent to the three months ended March 31, 2014. During the last nine months of 2014 we capitalized significant drilling and completion costs in the execution of our drilling program in our operated Eagle Ford property. Legacy Earthstone assets and the additional interests in our operated Eagle Ford property acquired in the Exchange and pursuant to the Contribution Agreement also significantly increased our capitalized costs and production as well as DD&A expense. Despite significant additional capital costs, on a per BOE basis depletion, depreciation and amortization remained relative consistent increasing by only 2% or $0.39 from $16.71 to $17.10 due to the addition of significant reserves as a result of our drilling programs.

Interest Expense

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $0.1 million for the three months ended March 31, 2014 to $0.2 million for the three months ended March 31, 2015 due to higher amortization of deferred financing costs and increased fees due to a larger credit facility and the accompanying larger unused commitment fees incurred during 2015 versus 2014.

Net Gain on Derivative Contracts

During the three months ended March 31, 2015, we recorded a net gain on derivative contracts of $0.7 million, consisting of net realized gains on settlements of $1.5 million and unrealized mark-to-market losses of $0.8 million. During the three months ended March 31, 2015 our net realized settlements consisted of a $1.2 million gain related to crude oil contracts and a $0.3 million gain related to natural gas contracts. During the three months ended March 31, 2014, we recorded a net loss on derivative contracts of $1.0 million, consisting of net realized losses on settlements of $0.5 million and unrealized mark-to-market losses of $0.5 million. During the three months ended March 31, 2014 our net realized settlements consisted of a $0.1 million loss related to crude oil contracts and a $0.4 million loss related to natural gas contracts.

Income Tax Expense

During the three months ended March 31, 2015 we recorded an income tax benefit of $0.6 million as a result of our pre-tax net loss. During the three months ended March 31, 2014 we did not record any provision for income tax since OVR is a partnership and for federal income tax purposes is not subject to federal income taxes or state or local income taxes that follow federal treatment. As a result of the Exchange, all historical financial information prior to December 19, 2014 contained in this report is that of OVR and its subsidiaries.

Liquidity and Capital Resources

We expect to finance future acquisition, development and exploration activities through available working capital, cash flows from operating activities, borrowings under our credit facility, the sale of non-strategic assets, various means of corporate and project financing, and the issuance of additional debt and/or equity securities. In addition, we may continue to partially finance our drilling activities through the sale of participations to industry partners or financial institutions, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate capital costs.

Senior Secured Revolving Credit Facility

In December 2014, we entered into a credit agreement providing for a $500.0 million four-year senior secured revolving credit facility (the “Credit Agreement”) with BOKF, NA dba Bank of Texas (“Bank of Texas”), as agent and lead arranger, Wells Fargo Bank, National Association (“Wells Fargo”), as syndication agent, and the Lenders signatory thereto (collectively with Bank of Texas and Wells Fargo, the “Lender”).

The initial borrowing base of the Credit Agreement was $80.0 million and is subject to redetermination during May and November of each year. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable utilization margin of 1.50% to 2.50% or (b) the base rate plus the applicable utilization margin of 0.50% to 1.50%. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on December 19, 2018. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate ranges from 0.375% to 0.50% per year, depending upon the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.  At March 31, 2015, we had approximately $69.0 million borrowing capacity under our Credit Agreement.  Our Credit Agreement contains customary covenants. As of March 31, 2015, we were in compliance with our debt covenants.

Cash Flows from Operating Activities

Substantially all of our cash flows from or used in operating activities are derived from and used in the production of our oil, natural gas, and natural gas liquids reserves.  We use any excess cash flows to fund our on-going exploration and development activities in search of new reserves. Variation in cash flows from operating activities may impact our level of exploration and development expenditures.

Cash flows used in operating activities for the three months ended March 31, 2015 were $21.5 million as compared to cash flows provided by operating activities for the three months ended March 31, 2014 of $22.4 million.  The decrease was due to decreased oil, natural gas, and natural gas liquids revenue resulting from lower commodity prices as well as changes in our working capital items. Accounts payable and accrued expenses decreased during the three month period ended March 31, 2015 by $21.7 million and accounted for a significant portion of the use of operating cash flows but positively impacted our working capital and overall balance sheet.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.

Cash Flows from Investing Activities

Cash applied to oil and natural gas properties for the three months ended March 31, 2015 and 2014 were $19.0 million and $12.2 million, respectively. Cash applied to other non-oil and gas property fixed assets for the three months ended March 31, 2015 and 2014, were $0.1 million and $0.2 million, respectively.

Derivative Instrument and Hedging Activity

We do not engage in speculative commodity trading activities and do not hedge all available or anticipated quantities of our production. In implementing our hedging strategy, we seek to effectively manage cash flow to minimize price volatility.

We seek to reduce our sensitivity to oil and natural gas price volatility and secure favorable debt financing terms by entering into commodity derivative transactions.  We believe our hedging strategy should result in greater predictability of internally generated funds, which in turn can be dedicated to capital development projects and corporate obligations.

At March 31, 2015, we had entered into various commodity derivative instruments related to oil sales.  Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur.  Our open commodity derivative instruments were in a net asset position with a fair value of $2.7 million.  Based on the March 31, 2015 published commodity futures price curves for the underlying commodity, a 10% increase in per unit commodity prices would cause the total fair value asset of our commodity derivative financial instruments to decrease by approximately $0.6 million to $2.1 million. A 10% decrease in per unit commodity prices would cause the total fair value asset of our commodity derivative financial instruments to increase by approximately $0.6 million to $3.3 million. There would also be a similar increase or decrease in “Net gain (loss) on derivative contracts” on the Consolidated Statement of Operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Standards

Revenue Recognition - In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standards update is effective for interim and annual periods beginning after December 15, 2016. We will adopt this standards update, as required, beginning with the first quarter of 2017. We are in the process of evaluating the impact, if any, of this guidance on our consolidated financial statements.

Debt Issuance Costs – In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in the financial statements.  Under this updated guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.  The standards update is effective for interim and annual periods beginning after December 15, 2015.  We will adopt this standards update, as required, beginning with the first quarter of 2016 and will be retrospectively applied to all prior periods.  We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2015, and through the filing date of this report, we do not believe the ultimate resolution of such actions or potential actions of which we are currently aware will have a material effect on its consolidated financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes during the period ended March 31, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act						X
32.2	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: May 14, 2015	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ G. Bret Wonson
	Name:	G. Bret Wonson
Date: May 14, 2015	Title:	Principal Accounting Officer (Principal Financial Officer)