Form 10-Q
period 2015-06-30
EARTHSTONE ENERGY INC
filed 2015-08-13
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

Or

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

As of August 6, 2015, 13,835,128 shares of common stock, $0.001 par value per share, were outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section included in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

•	volatility and weakness in commodity prices for oil and natural gas and the effect of prices set or influenced by action of the Organization of Petroleum Exporting Countries (“OPEC”);
•	changes in estimates of our proved reserves;
•	our ability to replace our oil and natural gas reserves;
•	declines in the values of our oil and natural gas reserves;
•	the potential for production decline rates for our wells to be greater than we expect;
•	the timing and extent of our success in discovering, acquiring, developing and producing oil and natural gas reserves;
•	the ability and willingness of our partners under our joint operating agreements to join in our future exploration, development and production activities;
•	our ability to acquire leases, supplies and services on a timely basis and at reasonable prices;
•	the cost and availability of goods and services, such as drilling rigs and completion equipment;
•	risks in connection with potential acquisitions and the integration of significant acquisitions;
•	the possibility that acquisitions and divestitures may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits and will divert management’s time and energy;
•	the possibility that anticipated divestitures may be delayed or may not occur or could be burdened with unforeseen costs;
•	reductions in the borrowing base under our credit facility;
•	risks incident to the drilling and operation of oil and natural gas wells;
•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•	the availability of sufficient pipeline and other transportation facilities to carry our production and the impact of these facilities on prices;
•	significant competition for acreage and acquisitions, including competition which may be intense in resources play areas pending adequate commodity prices and reserve potential;
•	the effect of existing and future laws, governmental regulations and the political and economic climates of the United States;
•	our ability to attract and retain key members of senior management and key technical employees;
•	changes in environmental laws and the regulation and enforcement related to those laws;
•	the identification of and severity of environmental events and governmental responses to these or other environmental events;
•	legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulations, derivatives reform, and changes in state, and federal income taxes;
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

EARTHSTONE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014
Current assets:	(In thousands, except share amounts)
Cash and cash equivalents	$44,870	$100,447
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	15,010	14,016
Joint interest billings and other	3,903	9,417
Prepaid expenses and other current assets	1,176	1,578
Current derivative assets	600	3,569
Total current assets	65,559	129,027
Oil and gas properties, successful efforts method:
Proved properties	349,589	317,006
Unproved properties	81,704	76,791
Total oil and gas properties	431,293	393,797
Accumulated depreciation, depletion, and amortization	(103,551)	(97,920)
Net oil and gas properties	327,742	295,877
Other noncurrent assets:
Goodwill	22,992	22,992
Office and other equipment, less accumulated depreciation of $733 and $474 at June 30, 2015 and December 31, 2014	2,130	2,109
Land	101	101
Other noncurrent assets	1,252	1,282
TOTAL ASSETS	$419,776	$451,388
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,806	$28,753
Accrued expenses	9,120	20,529
Revenues and royalties payable	14,421	17,364
Advances	13,810	21,398
Asset retirement obligations	350	408
Current derivative liability	15	—
Total current liabilities	59,522	88,452
Noncurrent liabilities:
Long-term debt	11,191	11,191
Asset retirement obligations	5,653	5,670
Deferred tax liability	28,387	29,258
Noncurrent derivative liabilities	97	—
Other noncurrent liabilities	260	289
Total noncurrent liabilities	45,588	46,408
Total liabilities	105,110	134,860
Commitments and Contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,835,128 shares issued and outstanding at June 30, 2015 and December 31, 2014	14	14
Additional paid-in capital	358,086	358,086
Accumulated deficit	(42,974)	(41,112)
Treasury stock, 15,414 shares at June 30, 2015 and December 31, 2014	(460)	(460)
Total equity	314,666	316,528
TOTAL LIABILITIES AND EQUITY	$419,776	$451,388

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES	(In thousands, except share and per share amounts)
Oil, natural gas, and natural gas liquids revenues:
Oil	$12,163	$8,508	$21,201	$16,376
Natural gas	1,982	2,593	3,512	5,346
Natural gas liquids	813	958	1,487	1,914
Total oil, natural gas, and natural gas liquids revenues	14,958	12,059	26,200	23,636
Gathering income	95	86	173	195
Gain on sales of oil and gas properties, net	1,680	—	1,680	—
Total revenues	16,733	12,145	28,053	23,831
OPERATING COSTS AND EXPENSES
Production costs:
Lease operating expense	4,239	2,376	8,613	4,674
Severance taxes	746	509	1,376	998
Re-engineering and workovers	167	121	286	319
Exploration expense	142	—	142	—
Depreciation, depletion, and amortization	8,674	4,383	14,598	7,763
General and administrative expense	2,484	1,802	5,055	3,214
Total operating costs and expenses	16,452	9,191	30,070	16,968
Income (loss) from operations	281	2,954	(2,017)	6,863
OTHER INCOME (EXPENSE)
Interest expense, net	(169)	(152)	(338)	(297)
Net loss on derivative contracts	(1,318)	(1,275)	(644)	(2,303)
Other income, net	163	3	257	7
Total other income (expense)	(1,324)	(1,424)	(725)	(2,593)
(Loss) income before income taxes	(1,043)	1,530	(2,742)	4,270
Income tax benefit	(295)	—	(880)	—
Net (loss) income	$(748)	$1,530	$(1,862)	$4,270
Net (loss) income per common share:
Basic	$(0.05)	$0.17	$(0.13)	$0.47
Diluted	$(0.05)	$0.17	$(0.13)	$0.47
Weighted average common shares outstanding:
Basic	13,835,128	9,124,452	13,835,128	9,124,452
Diluted	13,835,128	9,124,452	13,835,128	9,124,452

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:	(In thousands)
Net (loss) income	$(1,862)	$4,270
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	14,598	7,763
Unrealized loss on derivative contracts	3,081	1,214
Accretion of asset retirement obligations	282	151
Deferred income taxes	(871)	—
Amortization of deferred financing costs	130	76
Settlement of asset retirement obligations	(46)	(31)
Gain on sale of assets	(1,680)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,397	(5,129)
Decrease (increase) in prepaid expenses and other	427	(450)
(Decrease) increase in accounts payable and accrued expenses	(18,356)	5,453
(Decrease) increase in revenue and royalties payable	(2,895)	7,382
(Decrease) increase in advances	(7,566)	15,441
Net cash (used in) provided by operating activities	(10,361)	36,140
Cash flows from investing activities:
Acquisitions of oil and gas property	(5,430)	—
Additions to oil and gas property and equipment	(42,888)	(29,197)
Additions to other property and equipment	(279)	(229)
Proceeds from sales of oil and gas properties	3,506	—
Net cash used in investing activities	(45,091)	(29,426)
Cash flows from financing activities:
Deferred financing costs	(125)	(102)
Net cash used in financing activities	(125)	(102)
Net (decrease) increase in cash and cash equivalents	(55,577)	6,612
Cash and cash equivalents at beginning of period	100,447	25,423
Cash and cash equivalents at end of period	$44,870	$32,035
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$175	$221
Non-cash investing and financing activities:
Asset retirement obligations	$91	$29

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Earthstone Energy, Inc., a Delaware corporation (“Earthstone” or the “Company”) is an independent oil and gas exploration and production company engaged in the acquisition, development, exploration and production of onshore, unconventional reserves, with a current focus on the Eagle Ford trend of South Texas and the Bakken trend of North Dakota and Montana. The Company also has conventional wells in East Texas, South Texas and Oklahoma.

The accompanying unaudited consolidated financial statements of Earthstone and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Article 8-03 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014; the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; and the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.  The Company’s balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date.

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

Recently Issued Accounting Standards

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the standards update for one year, to be effective for interim and annual period beginning after December 15, 2017; early adoption is allowed as of the original effective date of December 31, 2016. The Company will adopt this standards update, as required, beginning with the first quarter of 2018. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Issuance Costs – In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in the financial statements.  Under this updated guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standards update is effective for interim and annual periods beginning after December 15, 2015.  The Company will adopt this standards update, as required, beginning with the first quarter of 2016 and will be retrospectively applied to all prior periods.  The Company does not expect the adoption of this new presentation guidance to have a material impact on its consolidated balance sheets.

Simplifying the Measurement of Inventory – In July 2015, the FASB issued updated guidance to simplify the measurement of inventory. Under this guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standards update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance should be applied prospectively and early adoption is permitted. We are in the process of evaluating the impact, if any, of the adoption of this guidance on our consolidated financial statements.

Note 2. Acquisitions and Divestitures

Earthstone Energy Reverse Acquisition

On December 19, 2014, the Company and OVR closed the Exchange. In this transaction, OVR contributed to the Company the membership interests of its three wholly-owned subsidiaries, which included producing assets, undeveloped acreage and cash.  OVR received approximately 9.124 million shares of newly issued common stock, $0.001 par value per share (the “Common Stock”), of the Company. The Exchange resulted in a change of control of the Company. The Exchange has been accounted in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) as a reverse acquisition whereby Oak Valley is considered the acquirer for accounting purposes although Earthstone is the acquirer for legal purposes. ASC 805 also requires, that among other things, assets acquired and liabilities assumed to be measured at their acquisition date fair values. The results of operations from Earthstone’s legacy assets are reflected in the Company’s consolidated statement of operations beginning December 19, 2014.

An allocation of the purchase price was prepared using, among other things, the 2014 year-end reserve report prepared by Cawley, Gillespie and Associates, Inc. that was adjusted and re-priced by the Company’s reserve engineering staff back to the December 19, 2014 acquisition date. The following allocation is still preliminary with respect to final tax amounts, pending the completion of the 2014 Earthstone tax return and certain accruals and includes the use of estimates based on information that was available to management at the time these consolidated financial statements were prepared. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the consideration paid to acquire the legacy Earthstone net assets and the estimated values of those net assets (in thousands, except share and share price amounts):

Shares of Common Stock outstanding before the Exchange	1,734,988
Company director and officer restricted shares that vested in the Exchange	18,400
Shares of Common Stock issued in the Exchange	9,124,452
Total shares of Common Stock outstanding following the Exchange	10,877,840
Shares of Common Stock issued as consideration	1,753,388
Closing price of Common Stock (1)	$19.08
Total purchase price	$33,455
Estimated Fair Value of Liabilities Assumed:
Current liabilities	$7,852
Long-term debt	7,000
Deferred tax liability (2)	2,880
Asset retirement obligation	2,227
Amount attributable to liabilities assumed	19,959
Total purchase price plus liabilities assumed	$53,414
Estimated Fair Value of Assets Acquired:
Cash (3)	$2,920
Other current assets	3,466
Proved oil and natural gas properties (4) (5)	21,813
Unproved oil and natural gas properties	5,524
Other non-current assets	745
Amount attributable to assets acquired	$34,468
Goodwill (6)	$18,946

(1)	The share price used for the determination of the purchase price was $19.08, which was the closing price of the Common Stock on December 19, 2014.
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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

had with this subsidiary or the Company prior to the transaction was that the subsidiary is the operator of the 2014 Eagle Ford Acquisition Properties. The Contribution was accounted for as a business combination in accordance ASC 805 which among other things requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date.

An allocation of the purchase price was prepared using, the 2014 year-end reserve report prepared by Cawley, Gillespie and Associates, Inc. that was adjusted and re-priced by the Company’s reserve engineering staff back to December 19, 2014. The following allocation is still preliminary with respect to final tax amounts, pending the completion of the 2014 Flatonia tax return and certain accruals and it includes the use of estimates based on information that was available to management at the time these audited consolidated financial statements were prepared. The Company’s final allocation of purchase price is dependent on the seller’s tax return since Earthstone received carryover basis on Flatonia’s assets and liabilities because the Contribution Agreement was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

The following table summarizes the consideration paid to acquire the 2014 Eagle Ford Acquisition Properties and the estimated values of those net assets (in thousands, except share and share price amounts):

Shares of Common Stock issued as consideration in the Contribution	2,957,288
Closing price of Common Stock (1)	$19.08
Total purchase price	$56,425
Estimated Fair Value of Liabilities Assumed:
Deferred tax liability (2)	$4,046
Asset retirement obligation	173
Amount attributable to liabilities assumed	4,219
Total purchase price plus liabilities assumed	$60,644
Estimated Fair Value of Assets Acquired:
Proved oil and natural gas properties (3) (4)	$34,745
Unproved oil and natural gas properties	21,853
Amount attributable to assets acquired	$56,598
Goodwill (5)	$4,046

(1)	The share price used for the determination of the purchase price was $19.08, which was the closing price of the Common Stock on December 19, 2014.
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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three months ended June 30,	Six months ended June 30,
	2014	2014
	(Unaudited)
Revenue	$22,898	$42,961
Income before taxes	$8,264	$15,834
Net income available to Earthstone common stockholders	$5,444	$10,424
Pro forma net income per common share:
Basic and diluted	$0.39	$0.76

For the three and six months ended June 30, 2015, the Company recognized $2.6 million and $5.3 million, respectively, of oil, natural gas and natural gas liquids sales related to the legacy Earthstone assets and operating expenses including depletion of $2.9 million and $5.9 million, respectively. There were no non-recurring transaction costs related to this acquisition incurred during the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2015, the Company recognized $4.1 million and $6.6 million, respectively, of oil, natural gas and natural gas liquids related to the 2014 Eagle Ford Acquisition Properties and operating expenses including depletion of $3.1 million and $5.4 million, respectively. There were no non-recurring transaction costs related to this acquisition incurred during the three and six months ended June 30, 2015.

Other Acquisitions

In June 2015, the Company acquired a 50% operated interest in two gross Austin Chalk wells, which hold approximately 970 gross acres in southern Gonzales County, Texas. The acreage, acquired for future Eagle Ford development, is 100% held-by-production, with current gross production of 44 barrels of oil equivalent per day (“BOEPD”) all of which was oil.  Also during June 2015, the Company acquired additional acreage in northern Karnes County, Texas, increasing its total leasehold position to approximately 404 gross acres.  The Company currently has a 33% working interest in the Karnes acreage.  These two positions are adjacent to one another and will provide for 17 gross Eagle Ford locations with expected development beginning in the fourth quarter of 2015.

The following table summarizes the consideration paid to acquire the properties and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Purchase price	$4,066

Estimated fair value of assets acquired:
Proved oil and natural gas properties	$588
Unproved oil and natural gas properties	3,496
Total assets acquired	$4,084
Estimated fair value of liabilities assumed:
Asset retirement obligations	$13
Other liabilities	5
Total liabilities assumed	$18
Consideration paid	$4,066

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma financial information, assuming the acquisition occurred at the beginning of each period presented, has not been presented because the effect on the Company’s results for each of those periods is not material.  The results of the above acquisitions have been included in the Company’s consolidated financials since the date of each acquisition.

In June 2015, the Company acquired additional acreage in existing Bakken spacing units primarily located in the Banks Field of McKenzie County, North Dakota, for $1.4 million.  The acquisition included 164 net acres which will allow us to increase our working interest in approximately 41 producing wells and 21 wells that are drilling or in the process of completing.

Divestitures

In April 2015, the Company sold its Louisiana properties located primarily in DeSoto and Caddo Parishes for cash consideration of $3.5 million.  The Company recorded a gain of $1.7 million on the sale.  The effective date of the transaction was March 1, 2015.

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

The Company’s crude oil and natural gas derivative positions consist of swaps. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net loss on derivative contracts” on the Consolidated Statements of Operations. All derivative contracts are recorded at their fair market value and are included in the Company’s Consolidated Balance Sheets as assets or liabilities.

With an individual derivative counterparty, the Company may have multiple hedge positions that expire at various points in the future and result in fair value asset and liability positions. At the end of each reporting period, those positions are offset to a single fair value asset or liability for each commodity per counter party, and the netted balance is reflected in the Company’s Consolidated Balance Sheets as an asset or a liability.

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

The Company had the following open crude oil derivative contracts as of June 30, 2015:

Period	Instrument	Commodity	Volume in Bbls	Fixed Price
July 2015 - December 2015	Swap	Crude Oil	33,000	$95.10
July 2015 - March 2016	Swap	Crude Oil	45,000	$57.00
July 2015 - June 2016	Swap	Crude Oil	120,000	$58.00
July 2015 - December 2016	Swap	Crude Oil	90,000	$60.80
July 2015 - December 2016	Swap	Crude Oil	90,000	$60.80

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Consolidated Balance Sheets (in thousands):

		June 30, 2015			December 31, 2014
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Current derivative assets	$1,144	$(544)	$600	$3,569	$—	$3,569
Commodity contracts	Current derivative liabilities	$(559)	$544	$(15)	$—	$—	$—
Commodity contracts	Noncurrent derivative liabilities	$(97)	$—	$(97)	$—	$—	$—

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative instruments in the Company’s Consolidated Statements of Operations (in thousands):

		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2015	2014	2015	2014
Unrealized gain (loss) on commodity contracts	Net loss on derivative contracts	$(2,261)	$(725)	$(3,081)	$(1,214)
Realized gain (loss) on commodity contracts	Net loss on derivative contracts	$943	$(550)	$2,437	$(1,089)
		$(1,318)	$(1,275)	$(644)	$(2,303)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2015.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Financial assets
Current derivative assets	$—	$600	$—	$600
Total financial assets	$—	$600	$—	$600

Financial liabilities
Current derivative liabilities	$—	$15	$—	$15
Noncurrent derivative liabilities	$—	$97	$—	$97
Total financial liabilities	$—	$112	$—	$112

December 31, 2014
Financial assets
Current derivative assets	$—	$3,569	$—	$3,569
Total financial assets	$—	$3,569	$—	$3,569

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.

Fair Value on a Nonrecurring Basis

Asset Impairment

Oil and natural gas properties are measured at fair value on a nonrecurring basis. An impairment charge reduces the carrying values of oil and natural gas properties’ to their estimated fair values. These fair value measurements are classified as Level 3 measurements and include many unobservable inputs. Fair value is calculated as the estimated discounted future net cash flows attributable to the assets. The Company’s primary assumptions in preparing the estimated discounted future net cash flows to be recovered from oil and natural gas properties are based on (i) proved reserves, (ii) forward commodity prices and assumptions as to costs and expenses, and (iii) the estimated discount rate that would be used by potential purchasers to determine the fair value of the assets. The Company did not recognize any impairment write-downs with respect to its oil and natural gas properties during the six months ended June 30, 2015 or 2014.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Asset Retirement Obligations

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

The following table is a reconciliation of net (loss) income and weighted-average shares of Common Stock outstanding for purposes of calculating basic and diluted (loss) income per share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net (loss) income	$(748)	$1,530	$(1,862)	$4,270
Weighted average common shares outstanding:
Basic	13,835,128	9,124,452	13,835,128	9,124,452
Diluted	13,835,128	9,124,452	13,835,128	9,124,452
Net (loss) income per share:
Basic	$(0.05)	$0.17	$(0.13)	$0.47
Diluted	$(0.05)	$0.17	$(0.13)	$0.47

Note 6. Long-Term Debt

On December 19, 2014, the Company entered into a credit agreement providing for a $500.0 million four-year senior secured revolving credit facility (the “ESTE Credit Facility”).  The OVR credit facility was refinanced under the ESTE Credit Facility and the legacy credit facility of the Company was paid in full and terminated.

The initial borrowing base of the ESTE Credit Facility was $80.0 million and is subject to redetermination during May and November of each year. On May 14, 2015, the $80.0 million borrowing base was reaffirmed.  At the option of the borrower, the amounts borrowed under the credit agreement bear annual interest rates at either (a) LIBOR plus the applicable utilization margin of 1.50% to 2.50% (1.687% at June 30, 2015) or (b) the base rate plus the applicable utilization margin of 0.50% to 1.50% (3.75% at June 30, 2015). Principal amounts outstanding under the ESTE Credit Facility are due and payable in full at maturity on December 19, 2018. All of the obligations under the credit agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets. Additional payments due under the credit agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment fee ranges from 0.375% to 0.50% per year, depending upon the unutilized portion of the borrowing base in effect from time to time. The Company is also required to pay customary letter of credit fees.

As of June 30, 2015, the Company had $11.2 million of debt outstanding, bearing an interest rate of 1.687%, $0.3 million of letters of credit outstanding and $68.5 million of borrowing base available under its ESTE Credit Facility.

The ESTE Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on asset, pay dividends, and repurchase its capital stock. In addition, the Company is required to maintain certain financial ratios, including a minimum modified current ratio which includes the available borrowing base of 1.0 to 1.0 and a maximum annualized quarterly leverage ratio of 4.0 to 1.0. The Company is also required to submit an audited annual report 120 days after the end of each fiscal period.  As of June 30, 2015, the Company was in compliance with these covenants.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest expense for the three months ended June 30, 2015 and 2014, includes amortization of deferred financing costs of $64,900 and $37,800, respectively.  Interest expense for the six months ended June 30, 2015 and 2014, includes amortization of deferred financing costs of $129,800 and $75,600, respectively.  Approximately $1.0 million, net of amortization, associated with the Company’s credit facilities have been capitalized as of June 30, 2015 and December 31, 2014, and was being amortized over the terms of the credit agreements.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, 2015, and in accordance with the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations (in thousands):

2015
Asset retirement obligations at December 31, 2014	$6,078
Liabilities incurred	91
Accretion expense	282
Property dispositions	(403)
Liabilities settled	(46)
Revision of estimates	1
Asset retirement obligations at June 30, 2015	$6,003

Based on expected timing of settlement, $0.4 million of the asset retirement obligation is classified as current at June 30, 2015.

Note 8. Related Party Transactions

FASB ASC Topic 850, Related Party Disclosures (“ASC Topic 850”), requires that transactions with related parties that would make a difference in decision making be disclosed so that users of the financial statements can evaluate their significance. EnCap, the members of Oak Valley Management, LLC (“OVM”), and OVR’s other equity investors are considered related parties under ASC Topic 850. The following are significant related party transactions between the Company and parties of EnCap and the members of OVM as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, as well as significant related party transactions between the Company and the OVR other equity investors as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014.

The Company employs members of OVM. For the three months ended June 30, 2015 and 2014, the Company made payments totaling $0.7 million and $0.7 million, respectively, to these members as compensation for services and reimbursement of expenses. For the six months ended June 30, 2015 and 2014, the Company made payments totaling $2.2 million and $2.1 million, respectively, to these members as compensation for services and reimbursement of expenses.  The payments are included in “General and administrative expense” on the Consolidated Statements of Operations or have been charged out to oil and natural gas properties.

At June 30, 2015 and December 31, 2014, the Company had a liability of $0.1 million and $2.3 million, respectively, due to companies to which certain members of OVR are significant related parties.  These amounts are included in “Accounts payable” on the Consolidated Balance Sheets.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9. Income Taxes

For the three and six months ended June 30, 2015, the Company recorded an income tax benefit of $0.3 million and $0.9 million, respectively, all of which was deferred. The Company’s effective tax rate for the three and six months ended June 30, 2015 was 28% and 32%, respectively, which is approximately 3% lower than the U.S. Federal statutory corporate income tax rate of 34% due to certain permanent differences.  The effective tax rate also includes approximately 0.7% of the estimated portion of the Company’s income that is subject to income tax in the states in which the Company operates. The Company did not record any tax provision for income tax in the three or months ended June 30, 2014 because OVR is a partnership and is not subject to taxation. As explained in Note 1 Basis of Presentation all historical financial information prior to December 19, 2014 contained in this report is that of OVR and its subsidiaries.

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

Commitments

In 2014, the Company entered into an 18 month drilling contract to utilize a new-build drilling rig in its drilling operations.  The new rig is an upgrade and replacement of a rig with a drilling contract that was expiring.  The contract provides for a daily drilling rate of approximately $29,000.  In April 2015, the Company took delivery of the rig and commenced drilling.  As of June 30, 2015, the minimum commitment per the terms of the agreement is approximately $13.2 million through the end of 2016. Further, in the event the Company breaks the contract and surrenders the rig, the contract provides for lump sum liquidated damages equal to approximately $20,000 per day through the end of the contract term. As of June 30, 2015 the liquidated damages amount is approximately $9.1 million.

As a part of the 2013 Eagle Ford Acquisition, the Company and its working interest partner in the area ratified several long-term natural gas purchasing and natural gas processing contracts. As is customary in the industry, the Company has reserved gathering and processing capacity in a pipeline. In one of the contracts, the Company and its working interest partner have a volume commitment, whereby the owner of the pipeline is paid a fee of $0.45 per MMBtu to hold 10,000 MMBtu per day of capacity. Since the time of the acquisition, the volume commitment has not been met. The rate and terms under this purchasing and processing contract expire on June 1, 2021.  As of June 30, 2015, the Company’s share of the remaining commitment on this contract is approximately $4.9 million.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Legal

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. In July 2015, EF Non-Op, LLC, a subsidiary of the Company, filed suit in the 125th Judicial District Court of Harris County, Texas against the operator of its properties in LaSalle County, Texas. In the case EF Non-Op, LLC vs. BHP Billiton Petroleum Properties (N.A.), LP (F/K/A Petrohawk Properties, LP) the Company claims the operator has breached the applicable joint operating agreements in numerous ways, including, improper authorization for expenditure requests, improper and imprudent operations, misrepresentation of charges and excessive billings, as well as refusal to provide requested information. The Company also claims damages from negligent representation and fraud.  The Company is seeking all relief to which it is entitled, including consequential damages and attorney’s fees. The outcome of this proceeding is uncertain and while the Company is confident in its position any potential monetary recovery to the Company cannot be estimated at this time.

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

In April 2015, we sold our Louisiana properties located primarily in DeSoto and Caddo Parishes for cash consideration of $3.5 million, recording a gain of $1.7 million.  The effective date of the transaction was March 1, 2015.

In June 2015, we acquired a 50% operated interest in two gross Austin Chalk wells which hold approximately 970 gross acres in southern Gonzales county, Texas. The acreage, acquired for future Eagle Ford development, is 100% held-by-production, with gross production of 44 barrels of oil equivalent per day (“BOEPD”) all of which was oil. Also in June, we acquired additional acreage in northern Karnes County, Texas, increasing our total leasehold position to approximately 404 gross acres.  We currently have a 33% working interest in the Karnes acreage.  These two positions are adjacent to one another and will provide 17 gross Eagle Ford locations.  We expect to begin development of this area in the fourth quarter of 2015.

In June 2015, the Company acquired additional acreage in existing Bakken units primarily located in the Banks Field of McKenzie County, North Dakota, for $1.4 million.  The acquisition included 164 net acres which will allow us to increase our working interest in approximately 41 producing wells and 21 wells that are drilling or in the process of completing.

Results of Operations

Three months ended June 30, 2015, compared to the three months ended June 30, 2014

Sales and Other Operating Revenues

The quantities of oil, natural gas, and natural gas liquids produced and sold, the average sales price per unit sold and our related revenues, exclusive of settlements related to derivative contracts for the three months ended June 30, 2015 and 2014, are presented below:

	Three months ended June 30,
	2015	2014	Change
Sales volumes:
Oil (MBbl)	230	86	144
Natural gas (MMcf)	739	566	173
Natural gas liquids (MBbl)	58	31	27
Barrels of oil equivalent (MBOE) (1)	411	211	200
Barrels of oil equivalent per day (BOEPD) (1)	4,517	2,325	2,192

Average prices realized: (2)
Oil (Bbl)	$52.94	$99.08	$(46.14)
Natural gas (Mcf)	$2.68	$4.58	$(1.90)
Natural gas liquids (Bbl)	$14.01	$30.50	$(16.49)

	Three months ended June 30,
(In thousands)	2015	2014	Change
Oil, natural gas, and natural gas liquids revenues:
Oil	$12,163	$8,508	$3,655
Natural gas	1,982	2,593	(611)
Natural gas liquids	813	958	(145)
Other operating revenues:
Gathering income	95	86	9
Gain (loss) on sales of oil and gas properties, net	1,680	—	1,680
Total revenues	$16,733	$12,145	$4,588

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

Sales of Oil

For the three months ended June 30, 2015, oil revenues increased by $3.7 million or 43% relative to the comparable period in 2014. Of the increase, $14.3 million was attributable to increased volume, which was offset by $10.6 million attributable to a decrease in our realized price. The volume of oil produced and sold increased by 144 MBbls; 95 MBbls were provided by our operated Eagle Ford property as a result of additional production from new wells drilled and completed during second half of 2014 and the first half of 2015 as well as the additional interests we acquired in late 2014 pursuant to the Contribution Agreement and 51 MBbls of the total were provided by the legacy Earthstone assets. The remaining difference in oil volumes resulted from the loss of oil volumes from our Louisiana properties that were sold effective March 1, 2015 and other normal production declines on our other properties.  Our average realized price per Bbl decreased from $99.08 for the three months ended June 30, 2014 to $52.94 for the three months ended June 30, 2015.

Sales of Natural Gas

For the three months ended June 30, 2015, natural gas revenues decreased by $0.6 million or 24% relative to the comparable period in 2014. Of the decrease $1.4 million was attributable to the decrease in our realized price which was offset by $0.8 million attributable to increased volume. Our average realized price per Mcf decreased from $4.58 for the three months ended June 30, 2014 to $2.68 for the three months ended June 30, 2015. The volume of natural gas produced and sold increased by 173 MMcf; 29 MMcf was provided by our operated Eagle Ford property as a result of additional production from new wells drilled and completed during the second half of 2014 and the first half of 2015 as well as additional interests we acquired in the late 2014 pursuant to the Contribution Agreement and 64 MMcf of the total were provided by the legacy Earthstone assets. Also contributing to the increase was 128 MMcf provided by our non-operated Eagle Ford property due to new wells which was partially offset by the loss of 54 MMcf from our Louisiana properties that were sold effective March 1, 2015.  The remaining 6 MMcf increase was due to marginal increases and variability in sales volumes in our conventional properties in Oklahoma and East Texas.

Sales of Natural Gas Liquids

For the three months ended June 30, 2015, natural gas liquids revenues decreased by $0.1 million or 15% relative to the comparable period in 2014. Of the decrease, $0.9 million was attributable to a decrease in our realized price which was offset by a $0.8 million increase due to volume. The average realized price per Bbl decreased from $30.50 for the three months ended June 30, 2014 to $14.01 for the three months ended June 30, 2015. The volume of natural gas liquids sales produced and sold increased by 27 MBbl; 9 MBbl were provided by our operated Eagle Ford property as a result of additional production from new wells drilled and completed during the second half of 2014 and the first half of 2015 as well as the additional interests we acquired in late 2014 pursuant to the Contribution Agreement and 8 MBbl of the total were provided by the legacy Earthstone assets. Also contributing to the increase was 10 MBbl provided by our non-operated Eagle Ford property due to new wells.

Production Costs

Our production costs for the three months ended June 30, 2015 and 2014 are summarized in the table below:

	Three months ended June 30,
(In thousands)	2015	2014	Change
Lease operating expenses	$4,239	$2,376	$1,863
Severance taxes	$746	$509	$237
Re-engineering and workover expenses	$167	$121	$46

LOE per BOE*	$9.76	$10.27	$(0.51)

Severance tax as a percent of oil, natural gas and natural gas liquids revenues	4.99%	4.22%	0.77%

*	Excludes ad valorem tax and accretion expense related to our asset retirement obligations.

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

	Three months ended June 30,
(In thousands)	2015	2014	Change
Production related LOE	$4,011	$2,172	$1,839
Ad valorem taxes	91	127	(36)
Accretion expense	137	77	60
Total LOE	$4,239	$2,376	$1,863

Total LOE increased by $1.9 million or 78% for the three months ended June 30, 2015 relative to the comparable period in 2014, which was due to the addition of the legacy Earthstone properties, costs on the new wells that we drilled and completed during the last half of 2014 and the first half of 2015 in our operated Eagle Ford property as well as having a larger share of the gross costs in our Eagle Ford property due to the additional interests we acquired in late 2014 pursuant to the Contribution Agreement. On a unit-of-production basis, LOE, excluding ad valorem taxes and accretion expense, decreased by 5% or $0.51 per BOE from $10.27 in 2014 to $9.76 in 2015. The decrease on a per BOE basis was due to a decrease in the cost of oil field services as well as economies of scale on our operated Eagle Ford property which offset the increase that resulted from the addition of the legacy Earthstone assets which have a higher operating cost on a per BOE basis than many of our Eagle Ford wells.

Severance Taxes

Severance taxes increased by $0.2 million or 47% for the three months ended June 30, 2015 relative to the comparable period in 2014, primarily due to the additional production from new wells drilled and completed during second half of 2014 and the first half of 2015 in our operated Eagle Ford property as well as the additional interests we acquired in late 2014 pursuant to the Contribution Agreement in that same property as well as the addition of the legacy Earthstone assets. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes increased from 4.22% to 4.99%, primarily due to a shift in our sales; for the three month period ended June 30, 2015, approximately 81% of our oil, natural gas and natural gas liquids revenue came from oil versus approximately 71% in same period during 2014. These oil revenues are taxed at the full rate whereas a large portion of our natural gas and natural gas liquids sales qualify for partial or full severance tax exemptions.  Additionally, as result of the Exchange completed in late 2014, we added significant oil production from legacy Earthstone assets located in North Dakota and Montana; these states have higher severance tax rates than Texas where our operated Eagle Ford wells are located.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations which include major surface repairs. These costs increased by $0.1 million for the three months ended June 30, 2015 relative to the comparable period in 2014 due to the mix of projects and the variability of our working interest in the areas in which the projects are occurring. We continually evaluate these projects and weigh the advantages of the projects while seeking to control current and future expenditures.

General and Administrative Expenses

General and administrative expenses (“G&A”), primarily consist employee remuneration, professional and consulting fees and other overhead expenses.  G&A expenses increased by $0.7 million from $1.8 million to $2.5 million for the three months ended June 30, 2015 relative to the comparable period in 2014, which was due to increased personnel resulting from the Exchange completed in late 2014 and expanding operations and administrative and reporting requirements.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) increased during the three months ended June 30, 2015 by $4.3 million, or 98% compared to the same period in 2014, due to increased production. Despite significant additional capital costs from both the acquisitions and the execution of our drilling program, on a per BOE basis depletion, depreciation and amortization remained relative consistent increasing by only 2% or $0.38 from $20.72 to $21.10 due to the addition of significant reserves as a result of our drilling programs.

Interest Expense

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense was comparable from quarter to quarter and was $0.2 million for the three months ended June 30, 2015 and 2014.

Net Gain (Loss) on Derivative Contracts

During the three months ended June 30, 2015, we recorded a net loss on derivative contracts of $1.3 million, consisting of net realized gains on settlements of $0.9 million and unrealized mark-to-market losses of $2.2 million. During the three months ended June 30, 2015, all of our net realized settlements related to crude oil contracts. During the three months ended June 30, 2014, we recorded a net loss on derivative contracts of $1.3 million, consisting of net realized losses on settlements of $0.6 million and unrealized mark-to-market losses of $0.7 million.

Income Tax Expense

During the three months ended June 30, 2015 we recorded an income tax benefit of $0.3 million as a result of our pre-tax net loss. During the three months ended June 30, 2014 we did not record any provision for income tax since OVR is a partnership and for federal income tax purposes is not subject to federal income taxes or state or local income taxes that follow federal treatment. As a result of the Exchange, all historical financial information prior to December 19, 2014 contained in this report is that of OVR and its subsidiaries.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014

Sales and Other Operating Revenues

The quantities of oil, natural gas, and natural gas liquids produced and sold, the average sales price per unit sold and our related revenues, exclusive of settlements related to derivative contracts for the six months ended June 30, 2015 and 2014, are presented below:

	Six months ended June 30,
	2015	2014	Change
Sales volumes:
Oil (MBbl)	438	167	271
Natural gas (MMcf)	1,297	1,123	174
Natural gas liquids (MBbl)	103	60	43
Barrels of oil equivalent (MBOE) (1)	757	414	343
Barrels of oil equivalent per day (BOEPD) (1)	4,185	2,286	1,898

Average prices realized: (2)
Oil (Bbl)	$48.42	$98.34	$(49.92)
Natural gas (Mcf)	$2.71	$4.76	$(2.05)
Natural gas liquids (Bbl)	$14.38	$31.83	$(17.45)

	Six months ended June 30,
(In thousands)	2015	2014	Change
Oil, natural gas, and natural gas liquids revenues:
Oil	$21,201	$16,376	$4,825
Natural gas	3,512	5,346	(1,834)
Natural gas liquids	1,487	1,914	(427)
Other operating revenues:
Gathering income	173	195	(22)
Gain (loss) on sales of oil and gas properties, net	1,680	—	1,680
Total revenues	$28,053	$23,831	$4,222

(1)

Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE). This ratio does not assume price equivalency and, given price differentials, the price per barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

(2)

Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives for 2015 and 2014 have been marked-to-market through our statement of operations as other income/expense, which means that all our realized gains/losses on these derivatives are reported in other income/expense. For further information see the Net Gain on Derivative Contracts discussed below.

Sales of Oil

For the six months ended June 30, 2015, oil revenues increased by $4.8 million or 29% relative to the comparable period in 2014. Of the increase, $26.7 million was attributable to increased volume, which was offset by $21.9 million attributable to a decrease in our realized price. The volume of oil we produced and sold increased by 271 MBbls; 179 MBbls were provided by our operated Eagle Ford property as a result of additional production from new wells we drilled and completed during the second half of 2014 and the first six months of 2015 as well as the additional interests we acquired in late 2014 pursuant to the Contribution Agreement and 106 MBbls of the total were provided by the legacy Earthstone assets. These significant increases were partially offset by the loss of oil volumes from our Louisiana properties that were sold at the beginning of the second quarter of 2015. Our average realized price per Bbl decreased from $98.34 for the six months ended June 30, 2014 to $48.42 for the six months ended June 30, 2015.

Sales of Natural Gas

For the six months ended June 30, 2015, natural gas revenues decreased by $1.8 million or 34% relative to the comparable period in 2014. Of the decrease $2.6 million was attributable to the decrease in our realized price which was offset by $0.8 million attributable to increased volume. Our realized price per Mfc decreased from $4.76 for the six months ended June 30, 2014 to $2.71 for the six months ended June 30, 2015. The volume of natural gas produced and sold increased by 174 MMcf; 60 MMcf were provided by our operated Eagle Ford property as a result of additional production from new wells as well as additional interests we acquired in late

2014 pursuant to the Contribution Agreement and 138 MMcf of the total provided by the legacy Earthstone assets. Also contributing to the increase was 137 MMcf provided by our non-operated Eagle Ford property due to new wells which was partially offset by the loss of 76 MMcf from the Louisiana properties that were sold in April 2015. The remaining 85 MMcf decrease in volumes was due to production declines in our conventional properties in Oklahoma and East Texas.

Sales of Natural Gas Liquids

For the six months ended June 30, 2015, natural gas liquids revenues decreased by $0.4 million or 22% relative to the comparable period in 2014. Of the decrease, $1.8 million was attributable to a decrease in our realized price which was offset by a $1.4 million increase due to volume. The average realized price per Bbl decreased from $31.83 for the six months ended June 30, 2014 to $14.38 for the six months ended June 30, 2015. The volume of natural gas liquids sales produced and sold increased by 43 MBbl; 18 MBbl of the total were provided by our operated Eagle Ford property as a result of additional production from new wells as well as the additional interests we acquired in late 2014 pursuant to the Contribution Agreement, 16 MBbl of the total were provided by the legacy Earthstone assets and 9 MBbl came from new wells drilled during 2014 and 2015 in our non-operated Eagle Ford property.

Production Costs

Our production costs for the six months ended June 30, 2015 and 2014 are summarized in the table below:

	Six months ended June 30,
(In thousands)	2015	2014	Change
Lease operating expenses	$8,613	$4,674	$3,939
Severance taxes	$1,376	$998	$378
Re-engineering and workover expenses	$286	$319	$(33)

LOE per BOE*	$10.71	$10.32	$0.39

Severance tax as a percent of oil, natural gas and natural gas liquids revenues	5.25%	4.22%	1.03%

*	Excludes ad valorem tax and accretion expense related to our asset retirement obligations.

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

	Six months ended June 30,
(In thousands)	2015	2014	Change
Production related LOE	$8,109	$4,270	$3,839
Ad valorem taxes	222	253	(31)
Accretion expense	282	151	131
Total LOE	$8,613	$4,674	$3,939

Total LOE increased by $3.9 million or 90% for the six months ended June 30, 2015 relative to the comparable period in 2014, which was due to the addition of the legacy Earthstone properties, costs on the new wells that we drilling and completed during the last half of 2014 and the first half of 2015 in our operated Eagle Ford property as well as having a larger share of the gross costs in our Eagle Ford property due to the additional interests we acquired in late 2014 pursuant to the Contribution Agreement. On a unit-of-production basis, LOE, excluding ad valorem taxes and accretion expense, increased by 4% or $0.39 per BOE from $10.32 in 2014 to $10.71 in 2015 due to the addition of the legacy Earthstone assets which have a higher operating cost on a per BOE basis than many of our Eagle Ford wells.

Severance Taxes

Severance taxes increased by $0.4 million or 38% for the six months ended June 30, 2015 relative to the comparable period in 2014, primarily due to the additional production from new wells drilled and completed during the second half of 2014 and the first half of 2015 in our operated Eagle Ford property as well as the additional interests we acquired in late 2014 pursuant to the Contribution

Agreement in that same property and the addition of the legacy Earthstone assets. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes increased from 4.22% to 5.25%, primarily due to a shift in our sales; for the six month period ended June 30, 2015, approximately 81% of our oil, natural gas and natural gas liquids revenue came from oil versus approximately 69% in same period during 2014. These oil revenues are taxed at the full rate whereas a large portion of our natural gas and natural gas liquids sales qualify for partial or full severance tax exemptions.  Additionally, in late 2014, as result of the Exchange we added significant oil production from legacy Earthstone assets located in North Dakota and Montana; these states have higher severance tax rates than Texas where our operated Eagle Ford wells are located.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations which include major surface repairs. These costs decreased slightly for the six months ended June 30, 2015 relative to the comparable period in 2014 since prior expenses reduced the need for these types of repairs in the current period. We continually evaluate these projects and weigh the advantages of the projects while seeking to control current and future expenditures.

General and Administrative Expenses

General and administrative expenses (“G&A”), primarily consist employee remuneration, professional and consulting fees and other overhead expenses.  G&A expenses increased by $1.9 million from $3.2 million to $5.1 million for the six months ended June 30, 2015 relative to the comparable period in 2014, due primarily to increased headcount and the legacy Earthstone overhead as a result of the Exchange completed in 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) increased during the six months ended June 30, 2015 by $6.8 million, or 88% compared to the same period in 2014, due to increased Despite significant additional capital costs from both the acquisitions and the execution of our drilling program, on a per BOE basis depletion, depreciation and amortization remained relative consistent increasing by only 3% or $0.51 from $18.76 to $19.27 due to the addition of significant reserves as a result of our drilling programs.

Interest Expense

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $0.3 million for the six months ended June 30, 2014 to $0.4 million for the six months ended June 30, 2015 due to higher amortization of deferred financing costs and increased fees due to a larger credit facility and the accompanying larger average unused commitment fees incurred during 2015 versus 2014.

Net Gain (Loss) on Derivative Contracts

During the six months ended June 30, 2015, we recorded a net loss on derivative contracts of $0.6 million, consisting of net realized gains on settlements of $2.4 million and unrealized mark-to-market losses of $3.0 million. During the six months ended June 30, 2015 our net realized settlements consisted of a $2.2 million gain related to crude oil contracts and a $0.2 million gain related to natural gas contracts. During the six months ended June 30, 2014, we recorded a net loss on derivative contracts of $2.3 million, consisting of net realized losses on settlements of $1.1 million and unrealized mark-to-market losses of $1.2 million.

Income Tax Expense

During the six months ended June 30, 2015 we recorded an income tax benefit of $0.9 million as a result of our pre-tax net loss. During the six months ended June 30, 2014 we did not record any provision for income tax since OVR is a partnership and for federal income tax purposes is not subject to federal income taxes or state or local income taxes that follow federal treatment. As a result of the Exchange, all historical financial information prior to December 19, 2014 contained in this report is that of OVR and its subsidiaries.

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

The initial borrowing base of the Credit Agreement was $80.0 million and is subject to redetermination during May and November of each year. On May 14, 2015, the $80.0 million borrowing base was reaffirmed.  The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable utilization margin of 1.50% to 2.50% or (b) the base rate plus the applicable utilization margin of 0.50% to 1.50%. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on December 19, 2018. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment rate ranges from 0.375% to 0.50% per year, depending upon the unutilized portion of the borrowing base in effect from time to time. We are also required to pay customary letter of credit fees.  At June 30, 2015, we had approximately $68.5 million of borrowing capacity under our Credit Agreement.  Our Credit Agreement contains customary covenants and we were in compliance with them as of June 30, 2015.

Cash Flows from Operating Activities

Substantially all of our cash flows from or used in operating activities are derived from and used in the production of our oil, natural gas, and natural gas liquids reserves.  We use any excess cash flows to fund our on-going exploration and development activities in search of new reserves. Variations in cash flows from operating activities may impact our level of exploration and development expenditures.

Cash flows used in operating activities for the six months ended June 30, 2015 were $10.4 million compared to cash flows provided by operating activities for the six months ended June 30, 2014 of $36.1 million.  The decrease was due to decreased oil, natural gas, and natural gas liquids revenue resulting from lower commodity prices as well as changes in our working capital items. Accounts payable and accrued expenses decreased during the six month period ended June 30, 2015 by $18.4 million; this reduction used a significant portion of the operating cash flows we generated but positively impacted our working capital and overall balance sheet.  We believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.

Cash Flows from Investing Activities

Cash applied to oil and natural gas properties for the six months ended June 30, 2015 and 2014 was $42.9 million and $29.2 million, respectively. Cash applied to other non-oil and gas property fixed assets for the six months ended June 30, 2015 and 2014, was $0.3 million and $0.2 million, respectively. We also used $5.4 of cash to acquire acreage in both the Eagle Ford trend of Texas and the Bakken trend in North Dakota, in addition to producing assets in the Eagle Ford trend of Texas. The sale of our Louisiana assets provided $3.5 million of cash in the second quarter of 2015.

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

At June 30, 2015, we had entered into various commodity derivative instruments related to oil sales.  Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur.  Our open commodity derivative instruments were in a net asset position with a fair value of $0.5 million.  Based on the June 30, 2015 published commodity futures price curves for the underlying commodity, a 10% increase in per unit commodity prices would cause the total fair value asset of our commodity derivative financial instruments to decrease by approximately $2.3 million to a net liability of $1.8 million. A 10% decrease in per unit commodity prices would cause the total fair value net asset of our commodity derivative financial instruments to increase by approximately $2.2 million to $2.7 million. There would also be a similar increase or decrease in “Net loss on derivative contracts” in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Standards

Revenue Recognition - In May 2014, the Federal Accounting Standards Board (“FASB”) issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this standards update for one year, to be effective for interim and annual periods after December 15, 2017; early adoption is allowed as of the original effective date of December 31, 2016. We will adopt this standards update, as required, beginning with the first quarter of 2017. We are in the process of evaluating the impact, if any, of this guidance on our consolidated financial statements.

Debt Issuance Costs – In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in financial statements.  Under this updated guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standards update is effective for interim and annual periods beginning after December 15, 2015.  We will adopt this standards update, as required, beginning with the first quarter of 2016 and will be retrospectively applied to all prior periods.  We do not expect the adoption of this new presentation guidance to have a material impact on our consolidated balance sheets.

Simplifying the Measurement of Inventory – In July 2015, the FASB issued updated guidance to simplify the measurement of inventory. Under this guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standards update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance should be applied prospectively and early adoption is permitted. We are in the process of evaluating the impact, if any, of the adoption of this guidance on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive

Officer and Chief Accounting Officer. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2015, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on its consolidated financial position or results of operations.

See Note 10 Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.  Risk Factors

There have been no material changes during the period ended June 30, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Our 2015 Annual Meeting of Stockholders will be held on October 22, 2015 at our principal offices located at 1400 Woodloch Forest Drive, Suite 300, The Woodlands, Texas 77380. The official notice for the 2015 Annual Meeting and proxy materials are expected to be mailed and/or available to stockholders on or about September 3, 2015.

In accordance with Rules 14a-5(f) and 14a-8(e) under the Exchange Act, we will consider stockholder proposals submitted in connection with our 2015 Annual Meeting to have been submitted in a timely fashion if such proposal are received by us at our principal offices, no later than August 24, 2015. Under applicable SEC rules, we are not required to include stockholder proposals in our proxy materials unless certain other conditions specified in such rules are also met.

In addition, pursuant to the advance notice provisions in our bylaws, August 24, 2015 is the notification deadline for stockholders who wish to present a proposal for nominations or other business consideration at the 2015 Annual Meeting.

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

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: August 13, 2015	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ G. Bret Wonson
	Name:	G. Bret Wonson
Date: August 13, 2015	Title:	Principal Accounting Officer (Principal Financial Officer)