Form 10-K/A
period 2015-12-31
EARTHSTONE ENERGY INC
filed 2016-04-01
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-35049

EARTHSTONE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0592823
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1400 Woodloch Forest Drive, Suite 300

The Woodlands, Texas 77380

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (281) 298-4246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such filed).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price of $19.53 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $83,152,373.

As of March 9, 2016, 13,835,128 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Earthstone Energy, Inc.’s (the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

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

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth certain information as of March 30, 2016, regarding our directors:

Name	Director Since	Age	Position	Expiration of Term
Frank A. Lodzinski	December 2014	66	Chairman of the Board, President and Chief Executive Officer	2016
Jay F. Joliat	December 2014	59	Director	2018
Ray Singleton	July 1989	65	Director, Executive Vice President Northern Region	2016
Douglas E. Swanson, Jr.	December 2014	44	Director	2017
Brad A. Thielemann	December 2014	39	Director	2017
Zachary G. Urban	December 2014	38	Director	2017
Robert L. Zorich	December 2014	66	Director	2018

Frank A. Lodzinski has served as our Chairman, President and Chief Executive Officer since December 2014.  Previously, he served as President and Chief Executive Officer of Oak Valley Resources, LLC from its formation in December 2012 until the closing of its strategic combination with us in December 2014.  Prior to his service with Oak Valley Resources, LLC, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley Resources, LLC.  He has over 44 years of oil and gas industry experience.  In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties.  Certain partnerships were exchanged for common shares of Hampton Resources Corporation in 1992, which Mr. Lodzinski joined as a director and President.  Hampton was sold in 1995 to Bellwether Exploration Company.  In 1996, he formed Cliffwood Oil & Gas Corp. and in 1997, Cliffwood shareholders acquired a controlling interest in Texoil, Inc., where Mr. Lodzinski served as a director, Chief Executive Officer and President.  In 2001, Mr. Lodzinski was appointed a director, Chief Executive Officer and President of AROC, Inc., to manage the restructuring and ultimate liquidation of that company.  In 2003, AROC completed a monetization of oil and gas assets with an institutional investor and began a plan of liquidation.  In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the general partner of Southern Bay Oil & Gas, L.P., which acquired the residual assets of AROC, Inc., where he served as the managing member and President of Southern Bay Energy, LLC upon its formation.  The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski has served as a director and member of the audit committee of Yuma Energy, Inc. since September 2014. He holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

The Board, in reviewing and assessing the contributions of Mr. Lodzinski to the Board, determined that his leadership and intimate knowledge of the oil and gas industry, our structure, and our operations, provide the Board with company specific experience and expertise.

Jay F. Joliat has served as a director since December 2014. For more than the past 30 years, Mr. Joliat has been an independent investor and developer in commercial, industrial and garden style apartment real estate, land development and residential home building, restaurant ownership and management, and has had extensive experience in placement of venture private equity in generic pharmaceuticals, medical devices/procedures and oil and gas. Mr. Joliat has been the Chief Executive Officer of Fieldstone Village Development, LLC since January 2011. He has been the Chief Executive Officer of Joliat & Company, Inc. since October 1988. He has been the Chief Executive Officer and Chief Investment Officer of Joliat Ventures, LLC and Chief Executive Officer of Joliat Enterprises, LLC since January 1988. Since January 1981, Mr. Joliat has served as Chief Executive Officer and Treasurer of Sign of the Beefcarver Restaurants, Inc. He formed and managed his own investment management company early in his career and was formerly employed by E.F. Hutton, Dean Witter Reynolds and LPL Financial. He holds a Bachelor of Arts Degree in Management and Finance from Oakland University (1982) and was awarded a Certified Investment Management Analyst certificate in 1983 after completion of the IMCA program at the Wharton School of the University of Pennsylvania. From 1996 through 2003, Mr. Joliat served on the Board of Directors of Caraco Pharmaceutical Laboratories Ltd., and served in various capacities on its audit, executive and compensation committees. From 2007 through August 2012, Mr. Joliat served on the Board of Directors of GeoResources, Inc., and served in various capacities on the audit, nominating and compensation committees until its merger with Halcón in August 2012.

The Board, in reviewing and assessing the contributions of Mr. Joliat to the Board, determined that his business experience in management and investments, as well as previously serving on the boards of directors of SEC reporting companies, brings a unique perspective as an outside investor in oil and gas entities. His management skills, understanding of public and private capital markets, and financial acumen provide the Board with a valuable resource for planning corporate strategy.

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

Robert L. Zorich has served as a director since December 2014.  Mr. Zorich is a Managing Partner and co-founder of EnCap Investments L.P.  He serves on the firm’s upstream investment and management committees and has been actively involved in all aspects of the firm’s management and growth since its inception in 1988.  EnCap is a leading private equity firm focused on the upstream and midstream sectors of the oil and gas industry in North America, having raised 19 institutional oil and gas investment funds, totaling in excess of $27 billion of capital.  Over its history, the firm has created over 220 oil and gas companies and currently manages capital on behalf of more than 250 U.S. and international investors, including public and private pension funds, insurance companies, sovereign wealth funds, university endowments and foundations.  Prior to the formation of EnCap, Mr. Zorich was a Senior Vice President in charge of the Houston office of Trust Company of the West, then a large, privately-held pension manager. Previously, Mr. Zorich co-founded MAZE Exploration, Inc., a private oil and gas company headquartered in Denver.  For the first seven years of his career, Mr. Zorich was employed by Republic Bank as a Vice President and Division Manager in the energy group.  Mr. Zorich serves on the boards of several EnCap portfolio companies.  He is also a member of the Board of Directors of Eclipse Resources Corporation and previously served on the board of Oasis Petroleum Inc. and its predecessor entities from March 2007 until March 2012.  In addition, he serves on the investment committee of EnCap Flatrock Midstream.  Mr. Zorich’s community involvement includes serving as a member of the Leadership Cabinet of Texas Children’s Hospital, as well as serving on the boards of the Workfaith Connection and the Memorial Assistance Ministries Endowment.  He is a member of the Independent Petroleum Association of America, the Houston Producers’ Forum and Texas Independent Producers and Royalty Owners Association.  Mr. Zorich holds a B.A. in Economics from the University of California at Santa Barbara and a Master’s Degree in International Management (with distinction) from the American Graduate School of International Management in Phoenix, Arizona.

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

Executive Officers

The following table sets forth certain information as of April 1, 2016, regarding our executive officers:

Name	Executive Officer Since	Age	Position
Frank A. Lodzinski	December 2014	66	Chairman of the Board, President and Chief Executive Officer
Robert J. Anderson	December 2014	54	Executive Vice President, Corporate Development and Engineering
Steve C. Collins	December 2014	51	Executive Vice President, Completions and Operations
Christopher E. Cottrell	December 2014	56	Executive Vice President, Land and Marketing and Corporate Secretary
Timothy D. Merrifield	December 2014	60	Executive Vice President, Geological and Geophysical
Francis M. Mury	December 2014	64	Executive Vice President, Drilling and Development
Ray Singleton	March 1993	65	Director, Executive Vice President Northern Region
Neil K. Cohen	December 2014	33	Vice President, Finance and Treasurer
G. Bret Wonson	December 2014	38	Vice President, Principal Accounting Officer

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

There are no arrangements or understandings between any of Messrs. Lodzinski, Anderson, Cohen, Collins, Cottrell, Merrifield, Mury, Singleton and Wonson, or any other person pursuant to which such person was selected as an officer. None of Messrs. Lodzinski, Anderson, Cohen, Collins, Cottrell, Merrifield, Mury, Singleton and Wonson has any family relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and certain executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2015 all of our named executive officers, directors and greater than ten percent holders filed the required reports on a timely basis under Section 16(a) of the Exchange Act.

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

Director Attendance

During 2015, our Board held one meeting and all of our directors at the time attended the meeting. In addition, the Board acts from time to time by unanimous written consent in lieu of holding a meeting.  During 2015, the Board effected seven actions by unanimous written consent.

While we do not have a formal policy regarding our Board members’ attendance at the annual meeting of stockholders, we encourage their attendance. In 2015, Messrs. Lodzinski, Singleton, Joliat, Thielemann and Urban attended our annual meeting of stockholders. We expect each of our directors will attend our 2016 Annual Meeting.

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

Texas 77380. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Director Nomination Recommendation”.

The notice must contain the following information as to each proposed nominee:

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

The notice must also contain the following information as to the stockholder giving the notice:

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

The members of our Audit Committee during 2015 were Jay F. Joliat (Chairperson) and Zachary G. Urban. On January 6, 2016, Mr. Thielemann was appointed to the Audit Committee. During 2015, the Audit Committee held four meetings. The Board has determined that Mr. Joliat is an “audit committee financial expert” as that term is defined in the listing standards of NYSE MKT and the applicable rules of the SEC. Because we were a “smaller reporting company” as defined by the SEC rules during 2015, our Audit Committee was composed of two independent directors. As of January 1, 2016, we became an “accelerated filer” as defined by SEC rules and thus added Mr. Thielemann to the Audit Committee.

Compensation Committee

As a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board does not have a separate Compensation Committee.

Nominating Committee

As a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board does not have a separate Nominating Committee. However, see “Director Nominations” above for information on stockholder nominations for our directors.

Compensation Committee Interlocks and Insider Participation

As a result of being a “controlled company” as defined under the corporate governance rules of the NYSE MKT, our Board does not have a compensation committee. None of our executive officers serve or have served on the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board. Our President and Chief Executive Officer, Frank A. Lodzinski has participated in discussions with our Board regarding the compensation of our executive officers; however, he is not present during discussions regarding his compensation.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis, or CD&A, provides information about the compensation program for our principal executive officer, principal financial officer and our other three most highly-compensated executive officers (collectively, the “named executive officers” or “NEOs”), and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of the material elements of our compensation program and specific information about its various components. Since we are a “controlled company” as defined under the corporate governance rules of the NYSE MKT, we are not required to have a compensation committee and thus, our Board determines the compensation of our named executive officers.

Although this CD&A focuses on the information in the tables below and related footnotes, as well as the supplemental narratives relating to the fiscal year ended December 31, 2015, we also describe compensation actions taken after the last completed fiscal year to the extent it enhances the understanding of our named executive officer compensation disclosure.

Compensation Philosophy and Objectives

•

We operate in a highly competitive and challenging environment and must retain, attract and motivate talented individuals with the requisite technical and managerial skills to pursue our business strategy. The objectives of our compensation program are to:

•	Encourage growth in our oil and natural gas reserves and production;
•	Encourage growth in cash flow and profitability;
•	Mitigate risks in our business related to compensation by balancing fixed compensation with short-term and potentially long-term incentive compensation; and
•	Enhance total shareholder returns through a compensation program that attracts and retains highly qualified executive officers.

Elements of Our Compensation Program

Element	Characteristics	Primary Objective
Base Salary	Cash	Retain and attract highly talented individuals
Short-Term Incentives	Cash bonus	Reward for individual and corporate performance
Long-Term Incentives	Equity awards vesting over a period of time or based on performance metrics

Align the interests of our employees and shareholders by providing employees with incentive to perform technically and financially in a manner that promotes share price appreciation.  The Board is currently evaluating the use of long-term incentives.

Other Benefits	401(k) matching plans and employee health benefit plans	Provide benefits that promote employee health and support employees in attaining financial security

Base Salary. Base salary is the principal fixed component of our compensation program and is generally reviewed in the first quarter of each year. It provides our named executive officers with a regular source of income to compensate them for their day-to-day efforts in managing the Company. Base salary is primarily used to retain and attract highly talented individuals. Base salary varies depending on the named executive officer’s experience, responsibilities, education, professional standing in the industry, changes in the competitive marketplace and the importance of the position to the Company.

Due to low commodity prices prevailing in the oil and gas industry throughout 2015, no salary increases were granted to named executive officers or other staff in 2015.  In January 2016, the Board and our Chief Executive Officer further considered the continued low commodity prices and, with the approval of our Board, implemented certain company-wide staffing and salary reductions.  These actions applied to most officers and employees, except where an officer or employee assumed significant added responsibility. The following table shows the base salaries for our named executive officers in 2015 and 2016:

	2015	2016
Name	Base Salary ($)	Base Salary ($)
Frank A. Lodzinski	255,000	229,000
Robert J. Anderson	235,000	235,000
Timothy D. Merrifield	235,000	211,500
Ray Singleton	231,000	207,900
G. Bret Wonson	177,000	167,000

Short-Term Incentives. Short-term incentive compensation is the short-term variable portion of our compensation program and is based on the principle of pay-for-performance. Short-term incentives have historically been reviewed in the first quarter of each year or at the end of the fourth quarter. The objective of short-term incentives is to reward our named executive officers based on the performance of the Company as a whole and the contributions of the individual named executive officer in relation to our success.

In January 2016, although the Company had performed well given industry circumstances, due to the continuing low commodity prices, the Company determined it would not be awarding any cash bonuses to its named executive officers for 2015.

Long-Term Incentives. Long-term incentives may be awarded to our named executive officers under the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was originally approved by our shareholders in December 2014.   Our Chief Executive officer and our Board is currently evaluating and considering grants of incentive awards under the 2014 Plan particularly due to salary levels that are below industry peers, and elimination of short term cash bonuses and may determine to make awards to our named executive officers during 2016.

Under our 2014 Plan, the Board has the flexibility to choose among a number of forms of long-term incentive compensation, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, performance shares, or other incentive awards. In the past, the Company has granted restricted stock awards to employees and non-employee directors under prior Company equity plans.

Other Benefits. All employees may participate in our 401(k) Retirement Savings Plan (“401(k) Plan”). Each employee may make before-tax contributions in accordance with the limits established by the Internal Revenue Service. We provide our 401(k) Plan to help our employees attain financial security by providing them with a program to save a portion of their cash compensation for retirement in a tax efficient manner. Our matching contribution is an amount equal to 100% of the employee’s elective deferral contribution not to exceed 6% of the employee’s compensation. Due to low commodity prices, effective April 1, 2016, matching contributions have been suspended.

All full time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Roles of our CEO and the Board

Our Board has overall responsibility for the compensation of our named executive officers. The Board monitors our director and named executive officer compensation and benefit plans, policies and programs to insure that they are consistent with our compensation philosophy and objectives, along with our corporate governance guidelines. Our Chief Executive Officer, Mr. Lodzinski, makes recommendations to the Board regarding the base salary, short-term and long-term incentive compensation with respect to the named executive officers (other than himself) based on his analysis and assessment of their performance. Such officers are not present at the time of these deliberations. The Board, in its discretion, may accept, modify or reject any or all such recommendations. The Board independently determines the salary, short-term and long-term incentive compensation for our Chief Executive Officer with limited input from him.

Factors Considered in Setting Executive Compensation

To achieve the objectives of our compensation program, the Board believes that the compensation of each of our named executive officers should reflect the performance of the Company as a whole and the contributions of the individual named executive officer in relation to our success. In other words, our compensation program is based on the idea of pay for performance. The following is a summary of the factors considered in setting compensation for our named executive officers in addition to the factors discussed above under each element of our compensation program.

Compensation Risks.  The Board reviewed the policies and practices of our compensation program, including, among other things, the types and level of our compensation in relation to the Company as a whole and on a per division basis and the fixed and variable aspects of our compensation. The Board does not believe that our compensation program encourages our named executive officers to take unreasonable risks related to our business. Based upon the Board’s review, the Board concluded that there are no compensation related risks that are reasonably likely to have a material adverse effect on the Company.

Lean Management Team. The Board takes into consideration that the Company operates with a lean management team requiring each named executive officer to have significant responsibilities.

Other Compensation Practices

Accounting and Tax Considerations. Our Board reviews and takes into account current tax, accounting and securities regulations as they relate to the design of our compensation programs and related decisions. Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any tax year for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. We have no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

Stock Ownership Guidelines and Pledging Limitations. We do not currently have ownership requirements or a stock retention policy for our named executive officers or non-management directors. The Board has adopted a policy requiring our named executive officers and members of the Board to obtain Board approval prior to pledging, or using as collateral, our common stock in order to secure personal loans or other obligations, which includes holding shares of our common stock in a margin account.

We will continue to review periodically best practices in this area and re-evaluate our position with respect to stock ownership guidelines and pledging limitations.

Clawback Provisions. Although we do not presently have any formal policies or practices that provide for the recovery of prior incentive compensation awards that were based on financial information later restated as a result of the Company’s material non-compliance with financial reporting requirements, in such event we reserve the right to seek all recoveries currently available under law. The Board will include a provision into our equity grant agreements whereby the equity grants to named executive officers are subject to any clawback policies the Company may adopt which may result in the reduction, cancellation, forfeiture or recoupment of such grants if certain specified events occur, including, but not limited to, any accounting restatement due to any material noncompliance with financial reporting regulations by the Company.

No Employment Agreements. We have no employment contracts in place with any of our named executive officers, each of whom serve at the will of our Board. We also have no compensatory plan or arrangement with respect to any executive officer where such plan or arrangement will result in payments to such officer upon or following his resignation, retirement, or other termination of employment with us and our subsidiaries.

Summary Compensation Table

The following table presents, for the year ended December 31, 2015, for the nine month period from April 1, 2014 to December 31, 2014 (the “Stub Period”), and for the years ended March 31, 2014 and 2013, the compensation of Mr. Lodzinski, our principal executive officer; Mr. Wonson, our principal financial officer; and Messrs. Anderson, Merrifield and Singleton, our three most highly-compensated executive officers (other than the principal executive officer and principal financial officer) during the year ended December 31, 2015 (collectively, the “named executive officers” or “NEOs”). There has been no compensation awarded to, earned by or paid to any employees required to be reported in any table or column in the fiscal years covered by any table, other than what is set forth in the following table:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (2) ($)	Non-equity incentive plan compensation (3) ($)	All Other Compensation ($)		Total ($)
Frank A. Lodzinski	2015	$255,000	$-		$-	$-	$3,185	(7)	$258,185
President, Chairman and Principal Executive Officer	Stub Period (4)	$8,543	$100,000	(1)	$-	$-	$-		$108,543

Robert J. Anderson	2015	$235,000	$-		$-	$-	$15,900	(8)	$250,900
Executive Vice President, Corporate Development and Engineering	Stub Period (4)	$7,814	$100,000	(1)	$-	$-	$545	(8)	$108,359

Timothy D. Merrifield	2015	$235,000	$-		$-	$-	$15,900	(8)	$250,900
Executive Vice President, Geological and Geophysical	Stub Period (4)	$7,844	$95,000	(1)	$-	$-	$476	(8)	$103,320

Ray Singleton (5)	2015	$231,000	$-		$-	$-	$13,283	(8)	$244,283
Executive Vice President, Northern Region	Stub Period	$173,250	$9,625		$23,111	$188,923	$6,512	(6)	$401,421
	2014	$231,000	$-		$22,044	$188,923	$9,495	(6)	$451,462
	2013	$231,000	$-		$-	$55,032	$7,354	(6)	$293,386

G. Bret Wonson	2015	$177,000	$-		$-	$-	$13,508	(8)	$190,508
Chief Accounting Officer and Principal Financial Officer

(1)	Bonus amounts were earned prior to the closing of the Exchange Agreement; however, the Company paid the bonuses in January 2015.
(2)

Amount shown represents the grant date fair value of the shares of restricted stock granted during 2014 and 2013. These amounts were calculated based on the closing market price for our shares on the NYSE MKT on the date of grant.

(3)

Includes $188,923 and $55,032 earned for the fiscal years ended March 31, 2014 and 2013, respectively, and $188,923 during the Stub Period under our performance bonus plan, which was paid in July 2014 but was related to performance for the year ended March 31, 2014.

(4)

Information for Mr. Lodzinski, Mr. Wonson, Mr. Anderson and Mr. Merrifield represents the period from December 19, 2014, the date upon which they became employees of the Company, through December 31, 2014.

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

(7)	Amount shown represents premiums paid by the Company related to a life insurance policy for Mr. Lodzinski.
(8)	Amounts shown represent matching funds contributed by the Company to the officer’s 401(k) plan accounts.

Grants of Plan-Based Awards

We did not grant any plan-based awards to our named executive officers during the year ended December 31, 2015.

Outstanding Equity Awards

We did not have any outstanding unvested equity awards as of December 31, 2015 with any of our named executive officers. We did not have any equity awards that vested for our named executive officers during the year ended December 31, 2015.

Employment Contracts and Termination of Employment

We do not have any employment agreements with our named executive officers.

Potential Payments Triggered Upon a Change in Control

We do not have any change in control or severance agreements with any named executive officer or director.

Director Compensation

Directors who are employees of the Company receive no additional compensation for serving on the Board. Non-employee directors do not receive any compensation for their service on the Board. The Board is currently determining the appropriate compensation for the non-employee directors.

Director Compensation in 2015

The following table sets forth the aggregate compensation paid to our non-employee directors during year ended December 31, 2015:

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Total ($)
Jay F. Joliat	—	—	—
Douglas E. Swanson, Jr.	—	—	—
Brad A. Thielemann	—	—	—
Zachary G. Urban	—	—	—
Robert L. Zorich	—	—	—

Compensation Committee Report

The Board has reviewed and discussed with management the disclosures contained in the section entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Board recommended that the section entitled “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A.

Members of the Board of Directors:

Frank A. Lodzinski

Jay F. Joliat

Ray Singleton

Douglas E. Swanson, Jr.

Brad A. Thielemann

Zachary G. Urban

Robert L. Zorich

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

The following table sets forth information concerning our only equity compensation plan available to non-employee directors, officers, employees and consultants at December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2014 Long-Term Incentive Plan	—	$—	1,500,000
Equity compensation plans not approved by security holders	—	N/A	—

Security Ownership of Certain Beneficial Owners and Management

The following table includes all holdings of common stock, $0.001 par value per share, of the Company, as of March 29, 2016 of our directors and our named executive officers, our directors and named executive officers as a group, and all those known by us to be beneficial owners of more than five percent of our common stock. Unless otherwise noted, the mailing address of each person or entity named below is 1400 Woodloch Forest Drive, Suite 300, The Woodlands, Texas 77380.

Name	Common Stock (1)	Percent (2)
Named Executive Officers:
Frank A. Lodzinski (3)	(3)	(3)
G. Bret Wonson	(3)	(3)
Robert J. Anderson	(3)	(3)
Timothy D. Merrifield	(3)	(3)
Ray Singleton (4)	453,002	3.3%

Non-Management Directors:
Jay F. Joliat (3)	10,000	*
Douglas E. Swanson, Jr. (5)	9,124,452	66.0%
Brad A. Thielemann	—	*
Zachary G. Urban (3)	—	*
Robert L. Zorich (5)	9,124,452	66.0%

Officers and Directors as a Group (ten persons):	9,587,454	69.3%

Beneficial Owners of More than Five Percent:
Oak Valley Resources, LLC (3)(5)	9,124,452	66.0%
Flatonia Energy, LLC (6)	2,957,288	21.4%

*	Less than one percent.
(1)

This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. None of the shares are pledged as security by the named person.

(2)	The percentage is based upon 13,835,128 shares of common stock of the Company issued and outstanding on March 29, 2016.
(3)

These officers and directors own non-controlling membership interests in Oak Valley Resources, LLC (“Oak Valley”). Oak Valley directly owns 9,124,452 shares or 66.0% of the Company’s outstanding voting equity securities. Messrs. Lodzinski and Anderson are two of the five members of the board of managers of Oak Valley. Entities affiliated with Messrs. Joliat and Urban are non-controlling members of Oak Valley. Messrs. Anderson and Merrifield, and an entity controlled by Mr. Lodzinski are members of Oak Valley Management, LLC, which is a non-controlling member of Oak Valley. Messrs. Lodzinski, Anderson, Merrifield, Joliat and Urban, and the entities affiliated with them, do not have the sole or shared power to vote or dispose of the shares of common stock of the Company held by Oak Valley. Mr. Lodzinski is also a director of the Company.

(4)	Mr. Singleton’s address is c/o Earthstone Energy, Inc., 633 Seventeenth Street, Suite 2320, Denver, Colorado 80202.

(5)

Five affiliated investment funds (the “EnCap Funds”), specifically EnCap Energy Capital Fund VII, L.P. (“EnCap Fund VII”), EnCap Energy Capital Fund VI, L.P. (“EnCap Fund VI”), EnCap VI-B Acquisitions, L.P. (“EnCap Fund VI-B”), EnCap Energy Capital Fund V, L.P. (“EnCap Fund V”), and EnCap V-B Acquisitions, L.P. (“EnCap Fund V-B”), each a Texas limited partnership, collectively own a majority of the membership interests of Oak Valley and have the contractual right to nominate a majority of the members of the board of managers of Oak Valley. The EnCap Funds may be deemed to beneficially own all of the reported securities held by Oak Valley. The EnCap Funds are controlled indirectly by David B. Miller, D. Martin Phillips, Gary R. Petersen, and Robert L. Zorich, who are the controlling members of RNBD GP LLC “RNBD”). RNBD is the sole member of EnCap Investments GP, L.L.C. (“EnCap Investments GP”), which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VII GP, L.P. (“EnCap Fund VII GP”), EnCap Equity Fund VI GP, L.P. (“EnCap Fund VI GP”), and EnCap Equity Fund V GP, L.P. (“EnCap Fund V GP”). EnCap Fund VII GP is the general partner of EnCap Fund VII. EnCap Fund VI GP is the general partner of EnCap Fund VI. EnCap Fund VI GP is also the general partner of EnCap Energy Capital Fund VI-B, L.P., a Texas limited partnership, which is the sole member of EnCap VI-B Acquisitions GP, LLC, a Texas limited liability company, which is the general partner of EnCap Fund VI-B. EnCap Fund V GP is also the general partner of EnCap Energy Capital Fund V-B, L.P., a Texas limited partnership, which is the sole member of EnCap V-B Acquisitions GP, LLC, a Texas limited liability company, which is the general partner of EnCap Fund V-B. Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and the EnCap Funds may be deemed to share dispositive power over the securities held by Oak Valley; thus, they may also be deemed to be the beneficial owners of these securities. Each of Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and the EnCap Funds disclaims beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest in the securities. Messrs. Swanson and Zorich are two of the five members of the board of managers of Oak Valley. The address for the EnCap Funds is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.

(6)

Flatonia Holdings, LLC (“Flatonia Holdings”) is the direct and indirect owner of 100% of the membership interests of Flatonia Energy, LLC (“Flatonia”). Three affiliated entities, specifically Energy Recapitalization and Restructuring Fund, L.P. (“ERR”), ERR FI Flatonia Holdings, LLC (“ERR FI Flatonia Holdings”), and ERR FI II Flatonia Intermediate, L.P. (“ERR FI II Flatonia Intermediate”) collectively own 59.6% of the membership interests of Flatonia Holdings. ERR FI Flatonia Holdings is an indirect wholly owned subsidiary of Energy Recapitalization and Restructuring FI Fund, L.P. (“ERR FI”). ERR FI II Flatonia Intermediate is an indirect wholly owned subsidiary of Energy Recapitalization and Restructuring FI II Fund, L.P. (“ERR FI II” and, together with ERR and ERR FI, collectively, the “ERR Funds”). Parallel Resource Partners, LLC (“Parallel”) serves as the general partner of, and has the power to direct the affairs of, each of the ERR Funds. Parallel also serves as the manager of Flatonia Holdings and owns, directly or indirectly, 1.5% of the membership interests of Flatonia Holdings. The board of managers of Parallel consists of Clint D. Carlson, C. John Wilder, Jr., Ron Hulme, John K. Howie, and Jonathan Siegler. Together, Carlson Energy Partners I, LLC (“CEP I”) and Bluescape Energy Partners LLC (“BEP”) have the power to direct the affairs of Parallel. Additionally, CEP I and BEP each own 50% of the outstanding membership interests of Parallel. Together, Carlson Energy Corp. (“Carlson Corp”), Ron Hulme and John K. Howie have the power to direct the affairs of CEP I. Mr. Clint D. Carlson has the power to direct the affairs of Carlson Corp. Bluescape Resources Company LLC (“Bluescape Resources”) has the power to direct the affairs of BEP. Mr. C. John Wilder, Jr. has the power to direct the affairs of Bluescape Resources. The address of Flatonia is c/o Parallel Resource Partners, LLC, 919 Milam Street, Suite 550, Houston, Texas  77002.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Flatonia Energy, LLC

Flatonia Energy, LLC (“Flatonia”), a subsidiary of Parallel Resources, LLC (“PRP”), which owns approximately 21.4% of our common stock, is a party to an industry standard joint operating agreement (the “operating agreement”) with Earthstone Operating, LLC (“Earthstone Operating”) one of our wholly owned subsidiaries.  This agreement was entered into prior to the closing of the Contribution Agreement on December 19, 2014 under which PRP acquired shares of our common stock.  The operating agreement covers certain jointly owned oil and gas properties located in the Eagle Ford trend in Texas. During the year ended December 31, 2015, Flatonia paid us $22.7 million as its share of joint operating costs associated with these properties which reflects charges by Earthstone Operating for its direct costs and operating expenses under the joint operating agreement. During 2015, Flatonia also paid Earthstone Operating $44.0 million in prepayments for its share of drilling and completion costs associated with the properties. During 2015, Earthstone Operating paid $33.9 million to Flatonia for its share of net revenues associates with these properties.

Oak Valley Resources, LLC

Various members of our Board of Directors and management hold investments in entities that own membership interests in Oak Valley. For instance, Mr. Lodzinski owns an approximate 28.4% interest in an entity that owns a 2.6% membership interest in Oak Valley. Messrs. Swanson and Zorich are associated with EnCap Investments L.P., which advises the EnCap Funds, the majority investors in Oak Valley. Messrs. Joliat and Urban own membership interests in Oak Valley.

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

The current Board consists of seven directors, two of whom are currently employed by the Company (Messrs. Lodzinski and Singleton). In March 2016, the Board conducted an annual review and affirmatively determined that certain non-employee directors (Messrs. Joliat, Thielemann and Urban) are “independent” as that term is defined in the listing standards of the NYSE MKT. The Board made a subjective determination as to each independent director that no relationship exists, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the Board reviewed and discussed information provided with regard to each director’s business and personal activities as they may relate to the Company and its management. Further, the Board determined that Mr. Lodzinski is not independent because he is the President and Chief Executive Officer of the Company and Mr. Singleton is not independent because he is the Executive Vice President Northern Region. Further, the Board determined that Messrs. Swanson and Zorich are not independent because they are affiliates of Oak Valley Resources, LLC, which beneficially owns approximately 66.0% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors has retained Weaver and Tidwell, L.L.P. (“Weaver”) as our independent public accounting firm (our independent auditor). Weaver audited our consolidated financial statements for the year ended December 31, 2015.

The audit report of Weaver on our consolidated financial statements as of and for the year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  Weaver did issue an adverse opinion on our internal control over financial reporting due to a material weakness related to segregation of duties.

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

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Weaver and EKS&H

The following is a summary and description of fees for services provided by Weaver for the years ended December 31, 2015 and 2014, and by EKS&H for the year ended December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Services	Fees Paid to Weaver	Fees Paid to Weaver	Fees Paid to EKS&H
Audit Fees (1)	$447,000	$356,000	$27,000
Audit-Related Fees (2)	—	—	24,660
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$447,000	$356,000	$51,660

(1)

Audit Fees include professional services for the audit of our annual consolidated financial statements, reviews of the consolidated financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Form 10-K/A for the fiscal year ended December 31, 2015.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Arrangement Agreement, dated December 16, 2015, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and Lynden Energy Corp.	8-K	001-35049	2.1	December 17, 2015

2.1(a)	Amended and Restated Arrangement Agreement, dated March 29, 2016, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and Lynden Energy Corp.	8-K	001-35049	2.1	March 29, 2016

3.1	Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(i)	March 3, 2010

3.1(a)	Certificate of Amendment to Certificate of Incorporation of Earthstone Energy, Inc. dated December 20, 2010.	8-K	001-35049	3(i)	January 4, 2011

3.1(b)	Certificate of Amendment of Certificate of Incorporation of Earthstone Energy, Inc. dated December 19, 2014.	8-K	001-35049	3.1	December 29, 2014

3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.1	October 26, 2015

3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 10, 2010

3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011

3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

4.1	Rights Agreement dated February 4, 2009 between Earthstone Energy, Inc. and Corporate Stock Transfer, Inc.	8-K	001-35049	4.1	February 5, 2009

4.1(a)	First Amendment to the Rights Agreement dated May 15, 2014, by and among Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC.	8-A/A	001-35049	4.1	May 16, 2014

4.1(b)	Second Amendment to the Rights Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.2	May 16, 2014

4.1(c)	Third Amendment to the Rights Agreement dated October 16, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.1	October 20, 2014

4.2	Specimen Common Stock Certificate of Earthstone Energy, Inc.	10-K	001-35049	4.2	June 16, 2011

10.1	Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.4	December 29, 2014

10.1(a)	First Amendment to the Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	December 4, 2015

10.2	Exchange Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	May 16, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

10.2(a)	Amendment to the Exchange Agreement dated September 26, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	October 2, 2014

10.3	Contribution Agreement dated October 16, 2014, among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Oak Valley Operating, LLC, Parallel Resource Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	October 20, 2014

10.4	Registration Rights Agreement dated December 19, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	December 29, 2014

10.5	Registration Rights Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Parallel Resource Partners, LLC, Flatonia Energy, LLC, and Oak Valley Resources, LLC.	8-K	001-35049	10.2	December 29, 2014

10.6 †	Earthstone Energy, Inc. Employee Severance Compensation Plan.	8-K	001-35049	10.2	May 16, 2014

10.7 †	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014

10.7(a) †	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015

10.8	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014

10.9 †	Earthstone Energy, Inc. 2011 Equity Incentive Compensation Plan.	Def. Proxy Statement	001-35049	Appendix A	July 29, 2011

10.10 †	Earthstone Energy, Inc. Performance Bonus Plan.	10-K/A	001-35049	10.3	October 9, 2009

14	Code of Business Conduct and Ethics.	10-KSB/A	001-35049	14.1	May 11, 2005

21.1	List of Subsidiaries.	10-K	001-35049	21.1	March 11, 2016

23.1	Consent of Cawley, Gillespie & Associates, Inc.	10-K	001-35049	23.1	March 11, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.1	March 11, 2016

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.2	March 11, 2016

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.1	March 11, 2016

32.2	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.2	March 11, 2016

99.1	Report of Cawley, Gillespie & Associates, Inc.	10-K	001-35049	99.1	March 11, 2016

101.INS	XBRL Instance Document.	10-K	001-35049	101.TNS	March 11, 2016

101.SCH	XBRL Schema Document.	10-K	001-35049	101.SCH	March 11, 2016

101.CAL	XBRL Calculation Linkbase Document.	10-K	001-35049	101.CAL	March 11, 2016

101.DEF	XBRL Definition Linkbase Document.	10-K	001-35049	101.DEF	March 11, 2016

101.LAB	XBRL Label Linkbase Document.	10-K	001-35049	101.LAB	March 11, 2016

101.PRE	XBRL Presentation Linkbase Document.	10-K	001-35049	101.PRE	March 11, 2016

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: April 1, 2016	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Lodzinski	Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2016
Frank A. Lodzinski

/s/ G. Bret Wonson	Principal Financial Officer and Principal Accounting Officer	April 1, 2016
G. Bret Wonson

/s/ Jay F. Joliat	Director	April 1, 2016
Jay F. Joliat

/s/ Ray Singleton	Director	April 1, 2016
Ray Singleton

/s/ Douglas E. Swanson, Jr.	Director	April 1, 2016
Douglas E. Swanson, Jr.

/s/ Brad A. Thielemann	Director	April 1, 2016
Brad A. Thielemann

/s/ Zachary G. Urban	Director	April 1, 2016
Zachary G. Urban

/s/ Robert L. Zorich	Director	April 1, 2016
Robert L. Zorich