Form 10-Q
period 2016-09-30
EARTHSTONE ENERGY INC
filed 2016-11-08
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 4, 2016, 22,289,177 shares of common stock, $0.001 par value per share, were outstanding.

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

•	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as Africa, the Middle East, and acts of terrorism or sabotage;
•	the insurance coverage maintained by us may not adequately cover all losses that may be sustained in connection with our business activities;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
ASSETS	2016	2015
Current assets:	(In thousands, except share amounts)
Cash and cash equivalents	$23,809	$23,264
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	9,205	13,529
Joint interest billings and other	2,108	4,924
Prepaid expenses and other current assets	2,376	498
Current derivative asset	185	3,694
Total current assets	37,683	45,909
Oil and gas properties, successful efforts method:
Proved properties	348,408	283,644
Unproved properties	59,942	34,609
Total oil and gas properties	408,350	318,253

Accumulated depreciation, depletion, and amortization	(135,823)	(119,920)
Net oil and gas properties	272,527	198,333
Other noncurrent assets:
Goodwill	20,549	17,532
Office and other equipment, less accumulated depreciation of $1,426 and $1,028 at September 30, 2016 and December 31, 2015	1,605	1,934
Other noncurrent assets	1,112	1,236
TOTAL ASSETS	$333,476	$264,944
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,529	$11,580
Accrued expenses	10,445	12,975
Revenues and royalties payable	6,846	8,576
Advances	6,481	15,447
Current portion of long-term debt	1,591	—
Current derivative liability	1,237	—
Total current liabilities	39,129	48,578

Noncurrent liabilities:
Long-term debt	13,104	11,191
Asset retirement obligations	5,815	5,075
Noncurrent derivative liability	1,101	—
Deferred tax liability	1,051	—
Other noncurrent liabilities	183	227
Total noncurrent liabilities	21,254	16,493

Commitments and Contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,289,177 and 13,835,128 shares issued and outstanding at September 30, 2016 and December 31, 2015	23	14
Additional paid-in capital	452,790	358,086
Accumulated deficit	(179,260)	(157,767)
Treasury stock, 15,357 shares at September 30, 2016 and December 31, 2015	(460)	(460)
Total equity	273,093	199,873

TOTAL LIABILITIES AND EQUITY	$333,476	$264,944

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES	(In thousands, except share and per share amounts)
Oil, natural gas, and natural gas liquids revenues:
Oil	$8,262	$10,385	$21,898	$31,586
Natural gas	1,417	1,971	3,376	5,483
Natural gas liquids	851	677	1,843	2,164
Total oil, natural gas, and natural gas liquids revenues	10,530	13,033	27,117	39,233
Gathering income	55	60	142	233
Gain (loss) on sales of oil and gas properties, net	8	(13)	8	1,667
Total revenues	10,593	13,080	27,267	41,133
OPERATING COSTS AND EXPENSES
Production costs:
Lease operating expense	3,981	4,138	10,248	12,751
Severance taxes	522	746	1,418	2,122
Rig idle and contract termination expense	—	—	5,059	—
Depreciation, depletion, and amortization	5,149	8,107	16,252	22,705
Re-engineering and workovers	798	234	1,379	520
Exploration expense	—	—	5	142
General and administrative expense	3,131	2,450	8,602	7,505
General and administrative expense - stock-based compensation	1,328	—	1,889	—
Total operating costs and expenses	14,909	15,675	44,852	45,745
Loss from operations	(4,316)	(2,595)	(17,585)	(4,612)
OTHER INCOME (EXPENSE)
Interest expense, net	(341)	(169)	(934)	(507)
Gain (loss) on derivative contracts, net	946	5,166	(2,517)	4,522
Other income (expense), net	12	127	(70)	384
Total other income (expense)	617	5,124	(3,521)	4,399
(Loss) income before income taxes	(3,699)	2,529	(21,106)	(213)
Income tax expense (benefit)	201	811	387	(69)
Net (loss) income	$(3,900)	$1,718	$(21,493)	$(144)
Net (loss) income per common share:
Basic	$(0.17)	$0.12	$(1.23)	$(0.01)
Diluted	$(0.17)	$0.12	$(1.23)	$(0.01)
Weighted average common shares outstanding:
Basic	22,289,177	13,835,128	17,433,079	13,835,128
Diluted	22,289,177	13,835,128	17,433,079	13,835,128

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Total
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
At December 31, 2015	13,835,128	$14	$358,086	$(157,767)	(15,357)	$(460)	$199,873

Common stock issued, net of offering costs of $2.7 million	4,753,770	5	47,120	—	—	—	47,125
Stock-based compensation expense	—	—	1,889	—	—	—	1,889
Shares issued in Lynden Arrangement	3,700,279	4	45,695	—	—	—	45,699
Net loss	—	—	—	(21,493)	—	—	(21,493)
At September 30, 2016	22,289,177	$23	$452,790	$(179,260)	(15,357)	$(460)	$273,093

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:	(In thousands)
Net loss	$(21,493)	$(144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	16,252	22,705
Total loss (gain) on derivative contracts, net	2,517	(4,522)
Operating portion of net cash received in settlement of derivative contracts	3,330	4,178
Rig idle and termination expense	5,059	—
Accretion of asset retirement obligations	404	425
Stock-based compensation	1,889	—
Deferred income taxes	387	(69)
Amortization of deferred financing costs	220	195
Settlement of asset retirement obligations	(15)	(65)
Gain on sale of assets	(8)	(1,667)
Changes in assets and liabilities:
Decrease in accounts receivable	9,141	5,362
(Increase) decrease in prepaid expenses and other	(1,790)	548
Decrease in accounts payable and accrued expenses	(3,462)	(15,547)
Decrease in revenue and royalties payable	(1,730)	(7,318)
(Decrease) increase in advances	(8,966)	224
Net cash provided by operating activities	1,735	4,305
Cash flows from investing activities:
Lynden Arrangement, net of cash acquired	(31,334)	—
Acquisitions of oil and gas property	—	(8,706)
Additions to oil and gas property and equipment	(15,272)	(57,705)
Additions to other property and equipment	(63)	(328)
Proceeds from sales of oil and gas properties	—	3,441
Net cash used in investing activities	(46,669)	(63,298)
Cash flows from financing activities:
Proceeds from borrowings	36,597	—
Repayments of borrowings	(38,165)	—
Issuance of common stock, net of offering costs of $2.7 million	47,125	—
Deferred financing costs	(78)	(127)
Net cash provided by (used in) financing activities	45,479	(127)
Net increase (decrease) in cash and cash equivalents	545	(59,120)
Cash and cash equivalents at beginning of period	23,264	100,447
Cash and cash equivalents at end of period	$23,809	$41,327
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$688	$284
Non-cash investing and financing activities:
Common stock issued for Lynden Arrangement	$45,698	$—
Acquisitions of oil and gas property	$—	$2,130
Asset retirement obligations	$101	$128

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

Certain prior-period amounts have been reclassified to conform to current-period presentation including amounts within the adjustments to reconcile net loss to net cash provided by from operating activities on the Condensed Consolidated Statements of Cash Flows.  Specifically, the non-cash changes in fair value of the Company’s commodity swaps have been reclassified from the changes in the Unrealized loss (gain) on derivative contracts caption (which resulted in the caption being eliminated) with offsetting reclassifications to the captions, Total loss (gain) on derivative contracts, net and Operating portion of net cash received in settlement of derivative contracts.  These reclassifications had no effect on Net cash provided by operating activities or any other subtotal in the Condensed Consolidated Statements of Cash Flows.

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

Leases – In February 2016, the FASB issued updated guidance on accounting for leases.  The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company expects to adopt this standards update, as required, beginning with the first quarter of 2019.  The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its Condensed Consolidated Financial Statements.

Statement of Cash Flows – In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  This update provides guidance on eight specific cash flow issues.  The standards update is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively to all periods presented.  Early adoption is permitted.  The Company expects to adopt this standards update, as required, beginning with the first quarter of 2018.  The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its Condensed Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures

Lynden Arrangement

In May 2016, the Company acquired Lynden Energy Corp. (“Lynden”) in an all-stock transaction.  The acquisition was made through an arrangement (the “Arrangement”) instead of a merger because Lynden is incorporated in British Columbia, Canada.  The Company acquired all the outstanding shares of common stock of Lynden through a newly formed Company subsidiary, with Lynden surviving in the transaction as a wholly-owned subsidiary of the Company.  The Company issued 3,700,279 shares of its common stock to the holders of Lynden common stock in the transaction. The Arrangement was accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations, which among other things requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

financial statements were prepared. Additional changes to the purchase price allocation may result in a corresponding change to goodwill in the period of the change.

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed and resulting goodwill (in thousands, except share and share price amount):

Consideration:
Shares of Earthstone common stock issued in the Arrangement	3,700,279
Closing price of Earthstone common stock as of May 18, 2016	$12.35
Total consideration to Lynden shareholders	$45,698
Fair Value of Liabilities Assumed:
Credit facility (4)	$36,597
Current liabilities	1,895
Deferred tax liability (1)	664
Asset retirement obligations	250
Total consideration plus liabilities assumed	$85,104
Fair Value of Assets Acquired:
Cash and cash equivalents (4)	$5,263
Current assets	2,108
Proved oil and gas properties (2)(3)	48,116
Unproved oil and gas properties	26,600
Amount attributable to assets acquired	$82,087
Goodwill (5)	$3,017

1.	This amount represents the recorded book value to tax difference in the oil and natural gas properties as of the date of the Arrangement on a tax effected basis of approximately 34.5%.
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

4.

Concurrent with closing the Arrangement, the Company paid off the outstanding balance of $36.6 million on the Lynden credit facility. The settlement of the debt and the cash acquired is equal to the $31.3 million net cash outflow associated with the Arrangement.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Arrangement had been completed as of January 1, 2015. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for the Company and Lynden and adjusted to include: (i) depletion expense applied to the adjusted basis of the properties acquired, (ii) accretion expense associated with the asset retirement obligations recorded using the Company’s assumptions about the future liabilities and (iii) interest expense based on the combined debt of the Company post-acquisition. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
(Unaudited)
Revenue	$16,473	$32,677	$52,792
Income (loss) before taxes	$1,698	$(20,603)	$142
Income (loss) available to Earthstone common stockholders	$1,165	$(21,696)	$80
Pro Forma net income (loss) per common share:
Basic and diluted	$0.07	$(1.12)	$0.00

The results of operations attributable to Lynden are included in our Condensed Consolidated Statements of Operations beginning in May 2016.  During the three and nine months ended September 30, 2016, the Company recognized $2.8 million and $4.3 million, respectively, of oil, natural gas and natural gas liquids sales related to the Lynden assets and $2.2 million and $3.1 million, respectively, of operating expenses, inclusive of depletion. During the three and nine months ended September 30, 2016, the Company recognized $0 and $0.7 million, respectively, of non-recurring transaction costs related to this acquisition.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, in June 2015, the Company acquired additional acreage and working interest in wells located within existing Bakken spacing units primarily located in the Banks Field of McKenzie County, North Dakota, for $1.4 million plus purchase price adjustments of $2.0 million for the revenues, net of production taxes and operating expenses and capital costs incurred for the existing wells.  The acquisition included 164 net acres which allowed the Company to increase its working interest in approximately 41 producing wells and 21 wells that are in the drilling and completion phase.

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

The Company’s crude oil and natural gas derivative positions consist of swaps. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Gain (loss) on derivative contracts, net” on the Condensed Consolidated Statements of Operations. All derivative contracts are recorded at fair market value and are included in the Condensed Consolidated Balance Sheets as assets or liabilities.

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

As of September 30, 2016, the Company had the following open crude oil derivative positions:

	Price Swaps
Period	Commodity	Volume (Bbls)	Weighted Average Price ($/Bbl)
Q4 2016	Crude Oil	135,000	$49.35
Q1 - Q4 2017	Crude Oil	420,000	$48.86
Q1 - Q4 2018	Crude Oil	270,000	$50.70

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2016, the Company had the following open natural gas derivative positions:

	Price Swaps
Period	Commodity	Volume (MMBtu)	Weighted Average Price ($/MMBtu)
Q4 2016	Natural Gas	300,000	$2.604
Q1 - Q4 2017	Natural Gas	1,560,000	$2.946
Q1 - Q4 2018	Natural Gas	600,000	$2.907

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2016			December 31, 2015
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Current derivative assets	$484	$(299)	$185	$3,694	$—	$3,694
Commodity contracts	Current derivative liabilities	$(1,536)	$299	$(1,237)	$—	$—	$—
Commodity contracts	Noncurrent derivative liabilities	$(1,101)	$—	$(1,101)	$—	$—	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative instruments in the Company’s Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2016	2015	2016	2015
Unrealized gain (loss) on commodity contracts	Gain (loss) on derivative contracts, net	$413	$3,425	$(5,847)	$344
Realized gain on commodity contracts	Gain (loss) on derivative contracts, net	$533	$1,741	$3,330	$4,178
		$946	$5,166	$(2,517)	$4,522

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2016.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Financial assets
Current derivative assets	$—	$185	$—	$185
Total financial assets	$—	$185	$—	$185

Financial liabilities
Current derivative liabilities	$—	$(1,237)	$—	$(1,237)
Noncurrent derivative liabilities	—	(1,101)	—	(1,101)
Total financial liabilities	$—	$(2,338)	$—	$(2,338)

December 31, 2015
Financial assets
Current derivative assets	$—	$3,694	$—	$3,694
Total financial assets	$—	$3,694	$—	$3,694

The carrying amounts of the Company’s other financial instruments, which include cash, accounts receivable, accounts payable, advances and revenues and royalties payable, approximate their respective fair values due to the relatively short-term nature of these instruments.  The Company has long-term debt obligations, which consist of a credit facility with a floating interest rate structure, and an unsecured promissory note, with interest rates that are currently available to the Company for debt with similar terms.  Both obligations carrying amounts approximate fair value.

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

The Company did not recognize any impairment write-downs with respect to its oil and natural gas properties or goodwill during the three and nine months ended September 30, 2016.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Equity

Common Stock Offering

In June 2016, the Company completed a public offering of 4,753,770 shares of common stock (including 253,770 shares purchased pursuant to the underwriters’ overallotment option), at an issue price of $10.50 per share.  The Company received net proceeds from this offering of $47.1 million, after deducting underwriters’ fees and offering expenses of $2.7 million.  The Company used a portion of the net proceeds from the offering to repay outstanding indebtedness under its revolving credit facility with the remainder held in cash for general corporate purposes.

Earnings (Loss) Per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic EPS:
Net (loss) income	$(3,900)	$1,718	$(21,493)	$(144)

Weighted average common shares outstanding	22,289,177	13,835,128	17,433,079	13,835,128

Basic (loss) income per common share	$(0.17)	$0.12	$(1.23)	$(0.01)

Diluted EPS:
Net (loss) income	$(3,900)	$1,718	$(21,493)	$(144)

Weighted average common shares outstanding	22,289,177	13,835,128	17,433,079	13,835,128
Add: Dilutive effect of restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	22,289,177	13,835,128	17,433,079	13,835,128

Diluted (loss) income per common share	$(0.17)	$0.12	$(1.23)	$(0.01)

For the three and nine months ended September 30, 2016, the Company excluded zero and 14,212 shares, respectively for the dilutive effect of restricted stock units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.  For the three and nine months ended September 30, 2015,  there were no restricted stock units issued or outstanding under the Company’s long-term incentive plan.

Note 6.  Stock-Based Compensation

Incentive Plan

In December 2014, the Company’s stockholders approved and adopted, effective on December 19, 2014, the 2014 Long-Term Incentive Plan (the “2014 Plan”), which remains in effect until December 18, 2024.  In October 2015, the 2014 Plan was amended to increase the number of shares of the Company’s common stock authorized to be issued.  Under the 2014 Plan, the board of directors is authorized to grant stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards to the Company’s employees or those of its subsidiaries or affiliates as well as persons rendering consulting or advisory services and non-employee directors, subject to the conditions set forth in the 2014 Plan.

The 2014 Plan currently provides that a maximum of 1,500,000 shares of the Company’s common stock may be issued in conjunction with awards granted under the 2014 Plan.  Awards that are forfeited or awards settled in cash are available for future issuance under the 2014 Plan.  As of September 30, 2016, 727,500 shares of common stock remained available for issuance under the 2014 Plan.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the nine months ended September 30, 2016, the Company granted 772,500 RSUs with a weighted average grant date fair value of $12.55. The RSUs vest over a 19 or 34 month period with one-third of the award vesting at the end of either seven or 10 months and the remaining two-thirds vesting monthly thereafter. As of September 30, 2016, all 772,500 RSUs were unvested.

For the three and nine months ended September 30, 2016, the Company recognized $1.3 million and $1.9 million, respectively, of stock-based compensation expense. There was no stock-based compensation expense recognized for the comparable periods in 2015.  At September 30, 2016, the Company had $7.8 million of unrecognized compensation expense related to unvested RSUs to be recognized over a weighted-average period of 1.4 years.

Note 7. Debt

Credit Facility

In December 2014, the Company entered into a credit agreement providing for a $500.0 million four-year senior secured revolving credit facility. At September 30, 2016, the borrowing base under the credit agreement was $75.0 million and is subject to redetermination during May and November of each year. As of September 30, 2016, outstanding borrowings under the credit agreement bear interest at a rate elected by the Company that is equal to a base rate (which is equal to the greater of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month LIBOR plus 1.00%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.25% to 2.25% for base rate loans and from 2.25% to 3.25% for LIBOR loans, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Company is obligated to pay a quarterly commitment fee of 0.50% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. The Company is also required to pay customary letter of credit fees.  Principal amounts outstanding under the credit facility are due and payable in full at maturity on December 19, 2018. All of the obligations under the credit agreement, and the guarantees of those obligations, are secured by substantially all of the Company’s assets.

As of September 30, 2016, the Company had a $75.0 million borrowing base, with $10.0 million of debt outstanding, (bearing an interest rate of 2.773%), $0.2 million of letters of credit outstanding, resulting in $64.8 million of borrowing base availability under its credit facility.

The credit facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, pay dividends, and repurchase its capital stock. In addition, the Company is required to maintain certain financial ratios, including a minimum modified current ratio which includes the available borrowing base of 1.0 to 1.0 and a maximum annualized quarterly leverage ratio of 4.0 to 1.0. The Company is also required to submit an audited annual report 120 days after the end of each fiscal period.  As of September 30, 2016 and December 31, 2015, the Company was in compliance with these covenants under the credit facility.

Promissory Note

In July 2016, the Company issued a $5.1 million unsecured promissory note to a drilling rig contractor in settlement of rig idle charges and the termination amount of the contract.  These expenses from late January 2016 through June 2016 were recognized in the Company’s Condensed Consolidated Statement of Operations in the line item Rig idle and contract termination expense. The note amortizes over a three-year period maturing in July 2019, with an annualized interest rate of 8.0% for the first 12 months, 10.0% for the subsequent 12 months, and 12.0% for the last 12 months, with no prepayment penalty.  Interest expense will be recognized using

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the effective interest method of approximately 9.1% over the life of the note. As of September 30, 2016, the Company has $4.7 million outstanding under the note with $1.6 million included in the current portion of long-term debt.

Interest expense for the three and nine months ended September 30, 2016, includes amortization of deferred financing costs of $78,000 and $0.2, million, respectively. Interest expense for the three and nine months ended September 30, 2015, includes amortization of deferred financing costs of $65,000 and $0.2, million, respectively. As of September 30, 2016 and December 31, 2015, $0.7 million and $0.8 million, respectively, of costs, net of amortization, associated with the credit facility have been capitalized.  These costs are included in Other noncurrent assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with the credit agreement and amortize those costs on a straight-line basis over the term of the credit agreement.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended September 30, 2016 (in thousands):

2016
At December 31, 2015	$5,075
Liabilities incurred	114
Liabilities settled	(15)
Accretion expense	404
Acquisitions	250
Revision of estimates	(13)
At September 30, 2016	$5,815

Note 9. Income Taxes

For the three and nine months ended September 30, 2016, the Company recorded $0.2 million and $0.4 million, respectively of income tax expense related to its Lynden subsidiaries which includes Lynden USA, Inc., a company with taxable income in the United States and its Canadian parent company, Lynden Energy, Inc. (collectively the “Lynden subsidiaries”).  The Company’s corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns.  Taxable income of Earthstone, excluding the Lynden subsidiaries cannot be offset by tax attributes, including net operating losses of the Lynden subsidiaries, nor can taxable income of the Lynden subsidiaries be offset by tax attributes of Earthstone, excluding the Lynden subsidiaries. The effective tax rate for both the three and nine months ended September 30, 2016 for the income attributable to the United States Lynden subsidiary was 34.5%, which included approximately 0.5% for the estimated portion of the subsidiary’s income subject to state income tax. The Company, excluding the Lynden subsidiaries, recorded no income tax expense or benefit because property impairments recorded during the year ended December 31, 2015 reduced the book value of the Company’s properties below their tax basis requiring the Company to record a net deferred tax asset.  Because the future realization of this deferred tax asset could not be assured, the Company recorded a 100% valuation allowance against its deferred tax asset. The pre-tax loss recorded for the three and nine months ended September 30, 2016, increased the Company’s net deferred tax asset but did not result in a recognized tax benefit because the realization of the Company’s net tax asset still cannot be assured, therefore, the valuation allowance also was increased and offset the tax benefit that would have resulted from the net operating loss. For the three months ended September 30, 2015, the Company recorded an income tax expense of $0.8 million and for the nine months ended September 30, 2015 the company recorded an income tax benefit $69,000; in both cases all of which was deferred. The effective tax rate for both the three and nine month ended September 30, 2015 was 32% which included approximately 0.9% of the estimated portion of the Company’s income subject to income tax in the states in which the Company operates.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Commitments

As a part of the 2013 Eagle Ford Acquisition, the Company and its primary working interest partner in the area ratified several long-term natural gas purchasing and natural gas processing contracts. As is customary in the industry, the Company has reserved gathering and processing capacity in a pipeline. In one of the contracts, the Company and its primary working interest partner have a volume commitment, whereby the owner of the pipeline is paid a fee of $0.45 per MMBtu to hold 10,000 MMBtu per day of capacity. Since the time of the acquisition, the volume commitment has not been met. The rate and terms under this purchasing and processing contract expire on June 1, 2021.  As of September 30, 2016, the Company’s share of the remaining commitment on this contract is approximately $3.9 million.

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

Legal

From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.  In July 2015, EF Non-Op, LLC, a subsidiary of the Company, filed suit in the 125th Judicial District Court of Harris County, Texas against the operator of its properties in LaSalle County, Texas. In the case EF Non-Op, LLC vs. BHP Billiton Petroleum Properties (N.A.), LP (F/K/A Petrohawk Properties, LP), the Company claims the operator has breached the applicable joint operating agreements in numerous ways, including, but not limited to, improper authorization for expenditure requests, improper and imprudent operations, misrepresentation of charges and excessive billings, as well as refusal to provide requested information. The Company also claims damages from negligent representation and fraud.  The Company is seeking all relief to which it is entitled, including consequential damages and attorneys’ fees. With respect to a portion of the litigation associated with nine non-operated gas wells that were drilled in 2014 and placed on production in the first half of 2015, BHP Billiton in early 2016 elected to deem the Company as a non-consenting working interest owner regarding costs associated with the drilling, completing and operating of these nine wells, as BHP’s sole and exclusive remedy.  The Company has accepted this “non-consent” status. The litigation is continuing with respect to other disputes. The outcome of remaining disputes in this proceeding is uncertain, and while the Company is confident in its position, any potential monetary recovery to the Company cannot be estimated at this time.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11. Subsequent Events

On November 7, 2016, the Company entered into a Contribution Agreement (the “Contribution Agreement”), by and among the Company, Earthstone Energy Holdings, LLC, a newly formed Delaware limited liability company (“EEH”), Lynden USA, Inc., a Utah corporation (“Lynden USA”), Lynden USA Operating, LLC, a newly formed Delaware limited liability company (all wholly-owned subsidiaries of the Company), Bold Energy Holdings, LLC, a Texas limited liability company (“Bold”), and Bold Energy III LLC, a Texas limited liability company.

Under the Contribution Agreement, the terms of which were unanimously approved by a special committee of disinterested members of the Company’s Board of Directors and the full Board (i) the Company will recapitalize its common stock into two classes – Class A and Class B, and all of its existing outstanding common stock will be converted into Class A common stock.  Bold will purchase 36.1 million shares of the Company’s Class B common stock for nominal consideration, with the Class B common stock having no economic rights in the Company other than voting rights on a pari passu basis with the Class A common stock. In addition, EEH will issue approximately 22.3 million of its membership units to the Company and Lynden USA, in the aggregate, and 36.1 million membership units to Bold in exchange for each of the Company, Lynden USA and Bold transferring all of their assets to EEH; and (iii) Each Bold membership unit in EEH, together with one share of Bold’s Class B common stock, will be convertible into Class A common stock on a one-for-one basis. Therefore, upon the closing of the transaction, stockholders of the Company and unitholders of Bold are expected to own approximately 39% and 61%, respectively of the combined company’s then outstanding Class A and Class B common stock on a fully diluted basis.  After closing, the Company will conduct its activities through EEH and be its sole managing member. The transaction is expected to close in the first quarter of 2017 and is subject to approval of the Company’s stockholders and other customary closing conditions.

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

During the first half of 2016, we temporarily suspended drilling and completion operations within our operated assets and reduced general and administrative costs by decreasing our head count and salaries. Generally, employee base salaries were reduced 10% and certain employee benefits were reduced.  Further, we do not intend to pay cash bonuses during 2016. The actions we took were in direct response to the low commodity prices and continued uncertainty in the commodities and capital markets. While we believe we have made appropriate adjustments, we have also maintained a positive corporate culture and retained an outstanding staff.  Since commodity prices have improved somewhat over the last six months, we restarted completion activities on our operated assets.  The following is a brief outline of our current plans:

•	pursue attractive asset or corporate acquisitions;
•	maintain and expand our acreage positions and drilling inventory;
•	pending adequate commodity prices and economics in each area, continue the development of our acreage positions in the Eagle Ford trend, Midland Basin and in the Williston Basin;
•	generate additional exploration and development projects; and
•	obtain additional capital as available and needed, or utilize our common stock for acquisitions.

Commodity Prices:

The upstream oil and natural gas business is cyclical and we are currently operating in a sustained low commodity price environment. Our consolidated average realized prices for the nine months of 2016 decreased 22% for crude oil, 21% for natural gas and 15% for natural gas liquids compared with the same period in 2015. These low prices resulted in a reduction in our capital spending program, had significant negative impacts on our revenues, profitability, cash flows and proved reserves, resulted in asset and goodwill impairments at the end of 2015, and caused us to execute certain cost-saving organizational changes.

During the first nine months of 2016, commodity prices continued to trade in a low range, with crude oil prices falling during the first quarter below $30.00 per barrel on some occasions. Towards the end of the second quarter and into the third quarter prices improved and traded in the $40.00 to $50.00 per barrel range. If the industry downturn continues or prices fall back to where they were in the first quarter, we could experience additional material negative impacts on our revenues, profitability, cash flows, liquidity, and reserves, and we could consider reductions in our capital program.  Our production could decline further as a result of these activities.

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

Additionally, in June 2015, we acquired additional acreage and working interest in wells located within existing Bakken units primarily located in the Banks Field of McKenzie County, North Dakota, for $1.4 million plus purchase price adjustments of $2.0 million for the revenues, net of production taxes and operating expenses and capital costs incurred for the existing wells.  The acquisition included 164 net acres which allowed us to increase our working interest in approximately 41 producing wells and 21 wells that in the drilling and completion phase.

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

Results of Operations

Three Months Ended September 30, 2016, compared to the Three Months Ended September 30, 2015

Sales and Other Operating Revenues

The quantities of oil, natural gas, and natural gas liquids produced and sold, the average sales price per unit sold and our related revenues, exclusive of settlements related to derivative contracts for the three months ended September 30, 2016 and 2015, are presented below:

	Three Months Ended September 30,
	2016	2015	Change
Sales volumes:
Oil (MBbl)	201	246	(45)
Natural gas (MMcf)	563	742	(179)
Natural gas liquids (MBbl)	71	58	13
Barrels of oil equivalent (MBOE) (1)	366	428	(62)
Barrels of oil equivalent per day (BOEPD) (1)	3,979	4,646	(667)

Average prices realized: (2)
Oil (Bbl)	$41.11	$42.20	$(1.09)
Natural gas (Mcf)	$2.52	$2.66	$(0.14)
Natural gas liquids (Bbl)	$11.95	$11.73	$0.22

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Oil, natural gas, and natural gas liquids revenues:
Oil	$8,262	$10,385	$(2,123)
Natural gas	1,417	1,971	(554)
Natural gas liquids	851	677	174
Other operating revenues:
Gathering income	55	60	(5)
Gain on sales of oil and gas properties, net	8	(13)	21
Total revenues	$10,593	$13,080	$(2,487)

(1)

Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE). This ratio does not assume price equivalency and, given price differentials, the price per barrel of oil equivalent for natural gas and natural gas liquids may differ significantly from the price for a barrel of oil.

(2)

Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives have been marked-to-market through our Unaudited Condensed Consolidated Statements of Operations as other income/expense, which means that all our realized gains/losses on these derivatives are reported in other income/expense. For further information, see the Net Gain on Derivative Contracts discussed below.

Sales of Oil

For the three months ended September 30, 2016, oil revenues decreased by $2.1 million or 20% relative to the comparable period in 2015. Of the decrease, $1.8 million was attributable to decreased volume and $0.3 million was attributable to the decline in our realized price. We had a net decrease in the volume of oil sold of 45 MBbls. Our average realized price per Bbl decreased slightly from $42.20 to $41.11 or 3%.  The Midland Basin properties we acquired in the Arrangement provided an additional 49 MBbls and our southern Gonzales and northern Karnes county assets that we acquired and began development on provided an additional 6 MBbls. These increases, however, were offset by declines on our operated Eagle Ford of 71 MBbls, our non-Operated Eagle Ford of 9 MBbls and Bakken/Three Forks properties of 17 MBbls. Our operated Eagle Ford and Bakken/Three Forks properties have newer wells that are still in their initial steeper decline stage. The remaining 3 MBbls net decrease was due to normal production declines and the variability in sales volumes in our other properties mainly in Texas and North Dakota.

Sales of Natural Gas

For the three months ended September 30, 2016, natural gas revenues decreased by $0.6 million or 28% relative to the comparable period in 2015.  Of the decrease, $0.5 million was attributable to decreased volumes and $0.1 million was attributable to the decline in our realized price. The volume of natural gas sold decreased by 179 MMcfs. Our average realized price per Mcf decreased from $2.66 to $2.52 or 5%. The Midland Basin properties we acquired in the Arrangement provided an additional 147 MMcfs. These increases were offset by declines on our operated Eagle Ford of 12 MMcfs, our non-operated Eagle Ford of 280 MMcfs, and our non-operated East Texas properties of 27 MMcfs. The significant declines on our non-operated Eagle Ford property primarily results from no longer recognizing revenues on the nine wells that were deemed non-consenting as part of the overall litigation with the operator. For additional information on the litigation with the operator see Note 10 Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements. The remaining 7 MMcfs decrease was due to production declines and variability in sales volumes in our conventional properties mainly in Texas.

Sales of Natural Gas Liquids

For the three months ended September 30, 2016, natural gas liquids revenues increased by $0.2 million or 26% relative to the comparable period in 2015. The average realized price per Bbl increased from $11.73 to $11.95 or 2%. The volume of natural gas liquids sold increased by 13 MBbl or 22%. The Midland Basin properties we acquired in the Arrangement and our southern Gonzales and northern Karnes county assets that we acquired and began development on provided an additional 29 MBbls. These increases were primary offset by declines on our non-operated Eagle Ford property. As noted above the significant declines on our non-operated Eagle Ford property primarily results from no longer recognizing revenues on the nine wells that we were deemed non-consenting as part of the overall litigation with the operator.

Production Costs

Our production costs for the three months ended September 30, 2016 and 2015 are summarized in the table below:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Lease operating expenses	$3,981	$4,138	$(157)
Severance taxes	$522	$746	$(224)
Re-engineering and workover expenses	$798	$234	$564

LOE per BOE*	$9.97	$9.18	$0.79

Severance tax as a percent of oil, natural gas and natural gas liquids revenues	4.96%	5.72%	-0.76%

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

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Production related LOE	$3,650	$3,924	$(274)
Ad valorem taxes	188	$71	117
Accretion expense	143	$143	-
Total LOE	$3,981	$4,138	$(157)

Total LOE, including ad valorem taxes and accretion expense, decreased by $0.2 million or 4% for the three months ended September 30, 2016 relative to the comparable period in 2015.  On a unit-of-production basis, LOE, excluding ad valorem taxes and accretion expense, increased during the three months ended September 30, 2016 by 9% or $0.79 per BOE due to the decline in oil and natural gas volumes discussed above and a change in the mix of production. We continue to focus on reducing operating costs, economies of scale on our operated Eagle Ford properties, and a decrease in the cost of oil field services in general. Without these efforts LOE on per BOE basis for our properties would have increased more significantly.

Severance Taxes

Severance taxes for the three months ended September 30, 2016 decreased by $0.2 million or 30% relative to the comparable period in 2015, primarily due to the decline in oil and natural gas prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes decreased from 5.72% to 4.96%. The decrease was due to the mix of our production. During the three months ended September 30, 2016, a larger portion of our production and revenues were generated from primarily oil wells in Texas, which has lower severance tax rates than several other states.

Re-engineering and Workovers

Re-engineering and workover expenses include the costs to restore or enhance production in current producing zones as well as costs of significant non-recurring operations which may include surface repairs. These costs increased by $0.6 million during the three months ended September 30, 2016, relative to the comparable period during 2015, due to the mix of projects and the variability of our working interest in the areas in which the projects are occurring. We continually evaluate these projects and weigh the advantages of the projects while seeking to control current and future expenditures.

General and Administrative Expenses (“G&A”)

These expenses consist primarily of employee remuneration, professional and consulting fees and other overhead expenses.  G&A increased by $0.6 million from $2.5 million during the three months ended September 30, 2015 to $3.1 million during the three months ended September 30, 2016. Included in the three months ended September 30, 2016 are acquisition related professional costs of $0.8 million related to the acquisition disclosed in Note 11 Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements. The salary and benefits reductions summarized in the Overview section above partially offset the acquisition related professional fees noted above.

G&A – stock-based compensation during the three months ended September 30, 2016, includes the expense associated with the 2016 grants of restricted stock units (“RSUs”) to employees and non-employee directors. During the three months ended September 30, 2016 we recognized expense of $1.3 million related to the RSU grants. The comparable prior period had no stock-based compensation expense since there were not any previously granted RSUs or other equity based compensation granted.

Depreciation, Depletion and Amortization (“DD&A”)

DD&A decreased for the three months ended September 30, 2016 by $3.0 million, or 36% relative to the comparable period in 2015, due to lower production volumes and reduced net book value in the 2016 period as a result of the significant impairments recognized at the end of 2015.  On a per BOE basis, our overall DD&A rate, decreased by $4.90 or 26% from $18.97 during the three months ended September 30, 2015 to $14.07 during the three months ended September 30, 2016, primarily due to the impact of proved property impairments of $94.0 million recorded at the end of 2015. The reserve decreases that led to the impairments were primarily attributable to lower average oil and natural gas prices.  In addition, the increase in the mix of production from the Midland Basin properties we acquired in the Arrangement contributed to the DD&A rate decrease for the three months ended September 30, 2016.

Interest Expense

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense was $0.3 million for the three months ended September 30, 2016, as compared to $0.2 million for the three months ended September 30, 2015. The small increase in interest expense was due to the addition of the Promissory Note discussed Note 7 Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Net Gain on Derivative Contracts

During the three months ended September 30, 2016, we recorded a net gain on derivative contracts of $0.9 million, consisting of net gains on settlements of $0.5 million and unrealized mark-to-market net gains of $0.4 million. During the three months ended September 30, 2016, we recorded net settlements related to crude oil contracts of $0.6 million and ($0.1) million related to natural gas contracts. During the three months ended September 30, 2015, we recorded a net gain on derivative contracts of $5.2 million, consisting of net gains on settlements of $1.7 million and unrealized mark-to-market net gains of $3.5 million. During the three months ended September 30, 2015, all of our net settlements related to crude oil contracts.

Income Tax Expense

During the three months ended September 30, 2016, we recorded $0.2 million of income tax expense related to our Lynden subsidiaries, which include Lynden USA, Inc., a company with taxable income in the United States and its Canadian parent company, Lynden Energy, Inc. (collectively the “Lynden subsidiaries”).  Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns.  Taxable income of Earthstone, excluding the Lynden subsidiaries cannot be offset by tax attributes, including net operating losses of the Lynden subsidiaries, nor can taxable income of the Lynden subsidiaries be offset by tax attributes of Earthstone, excluding the Lynden subsidiaries.  The effective tax rate for the income in the United States for the Lynden subsidiaries was 34.5% for the three months ended September 30, 2016.  Excluding the Lynden subsidiaries, we recorded no income tax expense or benefit because of property impairments recorded in 2015, which reduced the book value of our properties below our tax basis requiring us to record a net deferred tax asset. Because the future realization of this deferred tax asset could not be assured, we recorded a valuation allowance against our deferred tax asset. The pre-tax loss we recorded for the three months ended September 30, 2016 and other book to tax differences increased our net deferred tax asset but did not result in a recognized income tax benefit because the realization of our net deferred tax asset still cannot be assured; therefore, we increased our valuation allowance and offset the entire deferred tax benefit.  During the three months ended September 30, 2015 we recorded an income tax expense of $0.8 million as a result of our pre-tax net income.

Results of Operations

Nine Months Ended September 30, 2016, compared to the Nine Months Ended September 30, 2015

Sales and Other Operating Revenues

The quantities of oil, natural gas, and natural gas liquids produced and sold, the average sales price per unit sold and our related revenues, exclusive of settlements related to derivative contracts for the nine months ended September 30, 2016 and 2015, are presented below:

	Nine Months Ended September 30,
	2016	2015	Change
Sales volumes:
Oil (MBbl)	607	684	(77)
Natural gas (MMcf)	1,593	2,039	(446)
Natural gas liquids (MBbl)	161	161	-
Barrels of oil equivalent (MBOE) (1)	1,034	1,185	(151)
Barrels of oil equivalent per day (BOEPD) (1)	3,772	4,340	(568)

Average prices realized: (2)
Oil (Bbl)	$36.09	$46.18	$(10.09)
Natural gas (Mcf)	$2.12	$2.69	$(0.57)
Natural gas liquids (Bbl)	$11.43	$13.43	$(2.00)

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Oil, natural gas, and natural gas liquids revenues:
Oil	$21,898	$31,586	$(9,688)
Natural gas	3,376	5,483	(2,107)
Natural gas liquids	1,843	2,164	(321)
Other operating revenues:
Gathering income	142	233	(91)
Gain on sales of oil and gas properties, net	8	1,667	(1,659)
Total revenues	$27,267	$41,133	$(13,866)

(1)

Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE). This ratio does not assume price equivalency and, given price differentials, the price per barrel of oil equivalent for natural gas and natural gas liquids may differ significantly from the price for a barrel of oil.

(2)

Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives have been marked-to-market through our Unaudited Condensed Consolidated Statements of Operations as other income/expense, which means that all our realized gains/losses on these derivatives are reported in other income/expense. For further information, see the Net (Loss) Gain on Derivative Contracts discussed below.

Sales of Oil

For the nine months ended September 30, 2016, oil revenues decreased by $9.7 million or 31% relative to the comparable period in 2015. Of the decrease, $6.9 million was attributable to the decline in our realized price and $2.8 million was attributable to decreased volumes. Our average realized price per Bbl decreased from $46.18 to $36.09 or 22%. We had a net decrease in the volume of oil sold of 77 MBbls. The Midland Basin properties we acquired in the Arrangement provided an additional 74 MBbls and our southern Gonzales and northern Karnes county assets that we acquired and began development on provided an additional 7 MBbls. These increases, were offset by declines on our operated Eagle Ford of 98 MBbls, our non-operated Eagle Ford of 19 MBbls, and our non-operated Bakken/Three Fork and other northern region properties of 20 MBbls. Our operated Eagle Ford and Bakken/Three Forks properties have newer wells that are still in their initial steeper decline stage. The remaining decrease of 21 MBbls was due to production declines and variability in sales volumes in our conventional properties mainly in Texas.

Sales of Natural Gas

For the nine months ended September 30, 2016, natural gas revenues decreased by $2.1 million or 38% relative to the comparable period during 2015.  Of the decrease, $1.2 million was attributable to a decline in our realized price and $0.9 million was attributable to decreased volumes. Our average realized price per Mcf decreased from $2.69 to $2.12 or 21%.  The volume of natural gas sold decreased by 446 MMcfs. The Midland Basin properties we acquired in the Arrangement provided an additional 219 MMcfs. These increases however, were offset by declines on our operated Eagle Ford of 17 MMcfs, our non-operated Eagle Ford of 529 MMcfs, and our non-operated East Texas properties of 55 MMcfs. Additionally, the sale of our Louisiana properties resulted in a decrease of 33 MMcfs. The significant declines on our non-operated Eagle Ford property primarily results from no longer recognizing revenues on the nine wells that we were deemed non-consenting as part of the overall litigation with the operator. For additional information on the litigation with the operator see Note 10 Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements. The remaining 31 MMcfs decrease was due to production declines and variability in sales volumes in our conventional properties mainly in Texas.

Sales of Natural Gas Liquids

For the nine months ended September 30, 2016, natural gas liquids revenues decreased by $0.3 million or 15% relative to the comparable period during 2015. The average realized price per Bbl decreased from $13.43 to $11.43 or 15%. The volume of natural gas liquids sold was consistent with the prior year period.

Production Costs

Our production costs for the nine months ended September 30, 2016 and 2015 are summarized in the table below:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Lease operating expenses	$10,248	$12,751	$(2,503)
Severance taxes	$1,418	$2,122	$(704)
Re-engineering and workover expenses	$1,379	$520	$859

LOE per BOE*	$9.15	$10.16	$(1.01)

Severance tax as a percent of oil, natural gas and natural gas liquids revenues	5.23%	5.41%	-0.18%

* Excludes ad valorem tax and accretion expense related to our asset retirement obligations.

Lease Operating Expenses

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Production related LOE	$9,458	$12,033	$(2,575)
Ad valorem taxes	386	293	93
Accretion expense	404	425	(21)
Total LOE	$10,248	$12,751	$(2,503)

Total LOE, including ad valorem taxes and accretion expense, decreased by $2.5 million or 20% for the nine months ended September 30, 2016 relative to the comparable period in 2015.  On a unit-of-production basis, LOE, excluding ad valorem taxes and accretion expense, also decreased during the nine months ended September 30, 2016 by 10% or $1.01 per BOE due to our continued focus on reducing operating costs, economies of scale on our operated Eagle Ford property, and a decrease in the cost of oil field services in general.

Severance Taxes

Severance taxes for the nine months ended September 30, 2016 decreased by $0.7 million or 33% relative to the comparable period in 2015, primarily due to the decline in oil and natural gas prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained relative flat and decreased by only 3% due to the mix of production and revenues.

Re-engineering and Workovers

Re-engineering and workover expenses increased by $0.9 million during the nine months ended September 30, 2016 relative to the comparable period during 2015 due to the mix of projects and the variability of our working interest in the areas in which the projects are occurring. We continually evaluate these projects and weigh the advantages of the projects while seeking to control current and future expenditures.

Rig Idle and Contract Termination Expenses

We incurred rig idle and termination expenses of $5.1 million during the nine months ended September 30, 2016. In late January 2016, we suspended drilling and temporarily idled our contracted drilling rig. Our rig contractor agreed to a reduced daily rate of approximately $20,000 per day while the rig was idled. We entered into an agreement with the lessor of the rig to terminate our contract. Per the terms of the agreement, a termination fee for the remaining commitment on the contract was due and the termination fees were retroactively applied back to January 2016, when we suspended our daily drilling and temporarily idled our contracted drilling rig. In connection with the termination at the end of the second quarter, we issued a three-year amortizing promissory note with an original principal amount of $5.1 million, which was equivalent to the unpaid idle charges and the termination fee.

General and Administrative Expenses

These expenses increased by $1.1 million from $7.5 million during the nine months ended September 30, 2015 to $8.6 million during the nine months ended September 30, 2016 primarily due to additional professional and consulting fees of $0.7 million related to the Arrangement and the documenting and testing of controls as required by the Sarbanes-Oxley Act, as well as  $0.8 million related to the acquisition disclosed in Note 11 Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements. The increase in professional and consulting fees was partially offset by the salary and benefits reductions summarized in the Overview section above.

During the nine months ended September 30, 2016 we recognized expense of $1.9 million related to the 2016 RSU grants. The comparable prior period had no stock-based compensation expense since there were not any previously granted RSUs or other equity based compensation.

Depreciation, Depletion and Amortization

DD&A decreased for the nine months ended September 30, 2016 by $6.5 million, or 28% relative to the comparable period in 2015 due to lower production volumes and reduced net book value in the 2016 period as a result of the significant impairments recognized at the end of 2015. On a per BOE basis, our overall DD&A rate, decreased by $3.44 or 18% from $19.16 during the nine months ended September 30, 2015 to $15.72 during the nine months ended September 30, 2016, due to the impact of proved property impairments of $94.0 million recorded at the end of 2015. The reserve decreases that lead to the impairments were primarily attributable to lower average oil and natural gas prices.  In addition, the increase in the mix of production from the Midland Basin properties we acquired in the Arrangement contributed to the DD&A rate decrease for the nine months ended September 30, 2016.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $0.9 million compared to $0.5 million for the comparable period during 2015. During the 2016 period we had higher interest expense charges primarily since we had a higher weighted average debt balance due to the Arrangement and higher amortization of deferred financing costs.

Net (Loss) Gain on Derivative Contracts

During the nine months ended September 30, 2016, we recorded a net loss on derivative contracts of $2.5 million, consisting of net gains on settlements of $3.3 million and unrealized mark-to-market net losses of $5.8 million. During the nine months ended September 30, 2016, we recorded net settlements related to crude oil contracts of $3.2 million and $0.1 million related to natural gas contracts. During the nine months ended September 30, 2015, we recorded a net gain on derivative contracts of $4.5 million, consisting of net gains on settlements of $4.2 million and unrealized mark-to-market net gains of $0.3 million. During the nine months ended September 30, 2015, we recorded net settlements related to crude oil contracts of $4.0 million and $0.2 million related to natural gas contracts.

Income Tax Expense (Benefit)

During the nine months ended September 30, 2016, we recorded $0.4 million of income tax expense related to our Lynden subsidiaries. Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns.  Taxable income of Earthstone, excluding the Lynden subsidiaries cannot be offset by tax attributes, including net operating losses of the Lynden subsidiaries, nor can taxable income of the Lynden subsidiaries be offset by tax attributes of Earthstone, excluding the Lynden subsidiaries.  The effective tax rate for income in the United States for the Lynden subsidiaries was approximately 34.5% for the nine months ended September 30, 2016. Excluding the Lynden subsidiaries, we have recorded no income tax expense or benefit because of property impairments recorded in 2015, which reduced the book value of our properties below our tax basis requiring us to record a net deferred tax asset. Because the future realization of this deferred tax asset could not be assured, we recorded a valuation allowance against our deferred tax asset. The pre-tax loss we recorded for the nine months ended September 30, 2016 and other book to tax differences increased our net deferred tax asset but did not result in a recognized income tax benefit because the realization of our net deferred tax asset still cannot be assured; therefore, we increased our valuation allowance and offset the entire deferred tax benefit.  During the nine months ended September 30, 2015 we recorded an income tax benefit of $0.1 million as a result of our pre-tax net loss.

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

Common Stock Offering

In June 2016, we completed a public offering of 4,753,770 shares of common stock (including 253,770 shares purchased pursuant to the underwriters’ overallotment option), at an issue price of $10.50 per share.  We received net proceeds from this offering of $47.1 million, after deducting underwriters’ fees and offering expenses of $2.7 million.  We used $37.8 million of the net proceeds from the offering to partially repay outstanding indebtedness under our revolving credit facility; the majority of which was incurred in connection with the Arrangement.

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

The initial borrowing base of the Credit Agreement was $80.0 million and is subject to redetermination during May and November of each year. In our latest redetermination, in May 2016, our borrowing base was set at $75.0 million. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable utilization margin of 2.25% to 3.25% or (b) the base rate (which is equal to the greater of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month LIBOR plus 1.00%) plus applicable margin of 1.25% to 2.25%. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on December 19, 2018. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our assets. Additional payments due under the Credit Agreement include paying a commitment fee to the Lender in respect of the unutilized commitments thereunder. The commitment fee, which is due quarterly, is 0.50% per year on the unused portion of the borrowing base. We are also required to pay customary letter of credit fees.  At September 30, 2016, we had approximately $64.8 million of borrowing capacity under our Credit Agreement.  Our Credit Agreement contains customary covenants and we were in compliance with them as of September 30, 2016.

In connection with the termination of a drilling rig contract, we entered into a $5.1 million three-year promissory, which has an interest rate for the first year of 8%, 10% for the second year and 12% for the third year and does not contain a prepayment penalty. The initial principal balance on the note was equal to the unpaid idle fees that we previously included in accounts payable and the remaining termination amount of the contract. The idle charges and the termination amount on the rig contract are reflected in operating costs and expenses during the  nine months ended September 30, 2016.  The current balance on the note is $4.7 million of which $1.6 million is included in current liabilities.

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

Cash flows provided by operating activities for the nine months ended September 30, 2016 were $1.7 million compared to $4.3 million for the nine months ended September 30, 2015.  The net loss, after adjustments for non-cash items, provided cash of $8.5 million for the nine months ended September 30, 2016 compared to $21.0 million in the prior year period, primarily due to the decrease in revenues attributable to lower commodity prices compared to the prior year period. Changes in operating assets and liabilities for the nine months ended September 30, 2016 was $6.8 million compared to $16.7 million in the prior year period.  The decreases were primarily related to changes in accounts payable, accrued expenses, advances and revenues and royalties payable associated with reductions of drilling expenditures and revenues distributable.  We continue to focus on controlling LOE and other operating costs in seeking to improve our operating cash flows in this sustained historically low and unpredictable commodity price environment, and therefore believe that we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.

Cash Flows from Investing Activities

We had a net cash outflow of $31.3 million related to the Arrangement; which was comprised of a $36.6 million repayment of debt held by Lynden, net of the $5.3 million of cash on hand at the closing of the Arrangement. In 2015, we had a net cash outflow related to the purchase of oil and gas properties of $8.7 million. Cash applied to oil and natural gas properties for the nine months ended September 30, 2016 and 2015 was $15.3 million and $57.7 million, respectively. Cash applied to other non-oil and gas property fixed assets for the nine months ended September 30, 2016 and 2015 was $63,000 and $0.3 million, respectively. In 2015, we sold our Louisiana properties and received net proceeds of $3.4 million. The decrease in cash applied to oil and natural gas properties was primarily due to our curtailment of drilling and completion activities as a result of lower commodity prices.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 we completed an offering of common stock, as discussed above, in which we received proceeds of $47.1 million, net of offering costs of $2.7 million.

During the nine months ended September 30, 2016, we borrowed $36.6 million under our Credit Agreement to pay off the credit facility of Lynden. Subsequent to our common stock offering, we reduced the outstanding balance on our Credit Agreement to $10.0 million. Also, during the nine months ended September 30, 2016, we made payment on the promissory note signed in connection with the rig termination that reduced the principal on that note by $0.4 million.

We had no significant financing activities for the nine months ended September 30, 2015.

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

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur.  Our open commodity derivative instruments were in a net liability position with a fair value of $2.2 million at September 30, 2016.  Based on the published commodity futures price curves for the underlying commodity as of September 30, 2016, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $4.5 million to a net liability of $6.7 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $4.8 million to a net asset of $2.6 million. There would also be a similar increase or decrease in “Net gain (loss) on derivative contracts” in the Unaudited Condensed Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

In conjunction with our office lease located in The Woodlands, Texas, we had established letters of credit in the amount of $0.2 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

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

Stock Compensation - In March 2016, the FASB issued updated guidance on share-based payment accounting.  The standards update is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures.  The standards update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  We elected to early-adopt this standards update as of April 1, 2016 in connection with our initial grant of awards under our 2014 Long Term Incentive Plan. We elected to record the impact of forfeitures on compensation cost as they occur.  We are also permitted to withhold income taxes upon settlement of equity-classified awards at up to the maximum statutory tax rates.  There was no retrospective adjustment as we did not have any outstanding equity awards prior to adoption. See Note 6 Stock-Based Compensation.

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

Statement of Cash Flows – In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented in the statement of cash flows.  This update provides guidance on eight specific cash flow issues.  The standards update is effective for interim and annual periods beginning after December 15, 2017, and should be applied retrospectively to all periods presented.  Early adoption is permitted.  We expect to adopt this standards update, as required, beginning with the first quarter of 2018.  We are in the process of evaluating the impact, if any, of the adoption of this guidance on our Condensed Consolidated Financial Statements.

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

At September 30, 2016, the principal amount of our total long-term debt with a variable interest rate was $10.0 million and bears interest at rates further described in Note 7 Debt. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At September 30, 2016, the interest rate on borrowings under our revolving credit facility was 2.772% per year. If these borrowings at September 30, 2016 were to remain constant, a 10% change in interest rates would impact our cash flow by approximately $28,000 per year.

Disclosure of Limitations

Because the information above included only those exposures that existed at September 30, 2016, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during the period, our commodity price risk management strategies at the time and interest rates and commodity prices at the time.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2016, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

See Note 10 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

There have been no material changes during the period ended September 30, 2016 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: November 8, 2016	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ G. Bret Wonson
	Name:	G. Bret Wonson
Date: November 8, 2016	Title:	Principal Accounting Officer (Principal Financial Officer)