Form 10-K/A
period 2016-12-31
EARTHSTONE ENERGY INC
filed 2017-07-31
CIK 10254

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amended Filing”) on Form 10-K/A amends the Annual Report on Form 10-K of Earthstone Energy, Inc. (the “Company”) for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “Original Filing”). This Amended Filing is being filed solely to amend the report of Cawley, Gillespie & Associates, Inc. (“CGA”), independent petroleum engineers, dated December 31, 2016, included as Exhibit 99.1 to the Original Filing and to amend the consent of CGA included as Exhibit 23.1.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amended Filing is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

We are including currently dated certifications by our Principal Executive Officer and Principal Financial Officer as Exhibits 31.3 and 31.4 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Because no financial statements have been included in this Amended Filing and because this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of these certifications have been omitted. Additionally, we are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in the Amended Filing.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Arrangement Agreement, dated December 16, 2015, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and Lynden Energy Corp.	8-K	001-35049	2.1	December 17, 2015
2.1(a)	First Amendment to Arrangement Agreement dated March 29, 2016, among Earthstone Energy, Inc., 1058286 B.C. Ltd. And Lynden Energy Corp.	8-K	001-35049	2.1	March 29, 2016
2.2	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
3.1	Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(i)	March 3, 2010
3.1(a)	Certificate of Amendment to Certificate of Incorporation of Earthstone Energy, Inc. dated December 20, 2010.	8-K	001-35049	3(i)	January 4, 2011
3.1(b)	Certificate of Amendment of Certificate of Incorporation of Earthstone Energy, Inc. dated December 19, 2014.	8-K	001-35049	3.1	December 29, 2014
3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.1	October 26, 2015
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 10, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
4.1	Rights Agreement dated February 4, 2009 between Earthstone Energy, Inc. and Corporate Stock Transfer, Inc.	8-K	001-35049	4.1	February 5, 2009
4.1(a)	First Amendment to the Rights Agreement dated May 15, 2014, by and among Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC.	8-A/A	001-35049	4.1	May 16, 2014
4.1(b)	Second Amendment to the Rights Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.2	May 16, 2014

4.1(c)	Third Amendment to the Rights Agreement dated October 16, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.1	October 20, 2014
4.2	Specimen Common Stock Certificate of Earthstone Energy, Inc.	10-K	001-35049	4.2	June 16, 2011
10.1	Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.4	December 29, 2014
10.1(a)	First Amendment to the Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	December 4, 2015
10.1(b)	Second Amendment to the Credit Agreement dated May 18, 2016, by and among Earthstone Energy, Inc., Earthstone Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., Lynden Energy Corp., Lynden USA, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	May 18, 2016
10.1( c)	Third Amendment and Limited Waiver to the Credit Agreement dated July 27, 2016, by and among Earthstone Energy, Inc., Earthstone Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., Lynden Energy Corp., Lynden USA, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	July 27, 2016
10.2	Exchange Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	May 16, 2014
10.2(a)	Amendment to the Exchange Agreement dated September 26, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	October 2, 2014
10.3	Contribution Agreement dated October 16, 2014, among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Oak Valley Operating, LLC, Parallel Resource Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	October 20, 2014

10.3(a)	First Amendment to Contribution Agreement dated June 4, 2015, by and among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Earthstone Operating, LLC, Parallel Resources Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	June 10, 2015
10.4	Registration Rights Agreement dated December 19, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	December 29, 2014
10.5	Registration Rights Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Parallel Resource Partners, LLC, Flatonia Energy, LLC, and Oak Valley Resources, LLC.	8-K	001-35049	10.2	December 29, 2014
10.6†	Earthstone Energy, Inc. Employee Severance Compensation Plan.	8-K	001-35049	10.2	May 16, 2014
10.7†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.7(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.8	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.9†	Earthstone Energy, Inc. 2011 Equity Incentive Compensation Plan.	Def. Proxy Statement	001-35049	Appendix A	July 29, 2011
10.10†	Earthstone Energy, Inc. Performance Bonus Plan.	10-K/A	001-35049	10.3	October 9, 2009
10.11	Form of Voting Support Agreement	8-K	001-35049	10.1	December 17, 2015
10.12†	Form of Restricted Stock Unit Agreement (Executive Management)	8-K	001-35049	10.1	June 1, 2016
10.13†	Form of Restricted Stock Unit Agreement (Employee)	8-K	001-35049	10.2	June 1, 2016
10.14†	Form of Restricted Stock Unit Agreement (Non-Employee Director)	8-K	001-35049	10.3	June 1, 2016
10.15	Voting and Support Agreement	8-K	001-35049	10.1	November 8, 2016
14	Code of Business Conduct and Ethics.	10-KSB/A	001-35049	14.1	May 11, 2005
21.1	List of Subsidiaries.	10-K	001-35049	21.1	March 15, 2017
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Grant Thornton LLP	10-K	001-35049	23.2	March 15, 2017
23.3	Consent of Weaver and Tidwell, L.L.P.	10-K	001-35049	23.3	March 15, 2017
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.1	March 15, 2017
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.2	March 15, 2017
31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.1	March 15, 2017
32.2	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.2	March 15, 2017
99.1	Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	XBRL Instance Document.	10-K	001-35049	101.INS	March 15, 2017
101.SCH	XBRL Schema Document.	10-K	001-35049	101.SCH	March 15, 2017
101.CAL	XBRL Calculation Linkbase Document.	10-K	001-35049	101.CAL	March 15, 2017
101.DEF	XBRL Definition Linkbase Document.	10-K	001-35049	101.DEF	March 15, 2017
101.LAB	XBRL Label Linkbase Document.	10-K	001-35049	101.LAB	March 15, 2017
101.PRE	XBRL Presentation Linkbase Document.	10-K	001-35049	101.PRE	March 15, 2017

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: July 31, 2017	Title:	President and Chief Executive Officer (Principal Executive Officer)