Form 10-Q
period 2017-06-30
EARTHSTONE ENERGY INC
filed 2017-08-09
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 28, 2017, 22,901,449 shares of Class A Common Stock, $0.001 par value per share, and 36,070,828 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2017	2016
Current assets:
Cash	$16,671	$10,200
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	16,078	13,998
Joint interest billings and other, net of allowance of $163 at both June 30, 2017 and December 31, 2016	9,681	2,698
Derivative asset	1,870	—
Prepaid expenses and other current assets	1,366	446
Total current assets	45,666	27,342

Oil and gas properties, successful efforts method:
Proved properties	626,481	363,072
Unproved properties	290,290	51,723
Land	4,547	—
Total oil and gas properties	921,318	414,795

Accumulated depreciation, depletion and amortization	(163,043)	(145,393)
Net oil and gas properties	758,275	269,402

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $2,340 and $1,600 at June 30, 2017 and December 31 2016, respectively	1,321	1,479
Derivative asset	190	—
Other noncurrent assets	1,039	669
TOTAL ASSETS	$824,111	$316,512
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,837	$11,927
Revenues and royalties payable	11,343	10,769
Accrued expenses	13,940	5,392
Derivative liability	150	4,595
Advances	4,007	4,542
Current portion of long-term debt	1,665	1,604
Total current liabilities	54,942	38,829

Noncurrent liabilities:
Long-term debt	71,840	12,693
Asset retirement obligation	6,692	6,013
Derivative liability	12	1,575
Deferred tax liability	16,311	15,776
Other noncurrent liabilities	156	169
Total noncurrent liabilities	95,011	36,226

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, no shares authorized; none issued or outstanding at June 30, 2017 and 100,000,000 shares authorized; 22,289,177 issued and 22,273,820 outstanding at December 31, 2016	—	23
Class A Common stock, $0.001 par value, 200,000,000 shares authorized; 22,906,806 issued and 22,891,449 outstanding at June 30, 2017 and none issue or outstanding at December 31, 2016	23	—
Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized; 36,070,828 shares issued and outstanding at June 30, 2017; none issued or outstanding at December 31, 2016	36	—
Additional paid-in capital	462,098	454,202
Accumulated deficit	(228,702)	(212,308)
Treasury stock, 15,357 shares at both June 30, 2017 and December 31, 2016	(460)	(460)
Total Earthstone Energy, Inc. equity	232,995	241,457
Noncontrolling interest	441,163	—
Total equity	674,158	241,457

TOTAL LIABILITIES AND EQUITY	$824,111	$316,512

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Oil	$21,563	$8,097	$34,082	$13,636
Natural gas	2,131	1,016	3,825	1,959
Natural gas liquids	2,083	664	3,213	992
Total revenues	25,777	9,777	41,120	16,587

OPERATING COSTS AND EXPENSES
Lease operating expense	5,243	3,341	9,582	6,500
Severance taxes	1,327	514	2,117	896
Rig idle and termination expense	—	3,790	—	5,059
Impairment expense	66,648	—	66,648	—
Depreciation, depletion and amortization	10,039	5,598	17,928	11,103
General and administrative expense	5,738	1,990	9,230	4,676
Stock-based compensation	1,647	561	2,958	561
Transaction costs	3,764	283	4,567	795
Accretion of asset retirement obligation	154	133	306	261
Exploration expense	1	—	1	5
Total operating costs and expenses	94,561	16,210	113,337	29,856

Gain on sale of oil and gas properties	1,691	—	1,691	—

Loss from operations	(67,093)	(6,433)	(70,526)	(13,269)

OTHER INCOME (EXPENSE)
Interest expense, net	(633)	(370)	(970)	(593)
Write-off of deferred financing costs	(526)	—	(526)	—
Gain (loss) on derivative contracts, net	3,340	(4,228)	7,800	(3,463)
Other income (expense), net	31	45	32	(82)
Total other income (expense)	2,212	(4,553)	6,336	(4,138)

Loss before income taxes	(64,881)	(10,986)	(64,190)	(17,407)
Income tax benefit (expense)	9,914	(186)	9,952	(186)
Net loss	(54,967)	(11,172)	(54,238)	(17,593)

Less: Net loss attributable to noncontrolling interest	(37,844)	—	(37,844)	—

Net loss attributable to Earthstone Energy, Inc.	$(17,123)	$(11,172)	$(16,394)	$(17,593)

Net loss per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$(0.75)	$(0.69)	$(0.73)	$(1.17)

Weighted average common shares outstanding:
Basic and diluted	22,728,011	16,121,568	22,503,750	14,978,348

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Issued Shares									Total Earthstone
		Class A	Class B		Class A	Class B	Additional			Energy, Inc.
	Common Stock	Common Stock	Common Stock	Common Stock	Common Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders' Equity	Noncontrolling Interest	Total Equity
At December 31, 2016	22,289,177	—	—	$23	$—	$—	$454,202	$(212,308)	$(460)	$241,457	$—	$241,457
												—
Stock-based compensation expense	—	—	—	—	—	—	2,958	—	—	2,958	—	2,958
Vesting of restricted stock units prior to completion of Bold Contribution Agreement	382,804	—	—	—	—	—	(1)	—	—	(1)		(1)
Common stock exchanged in connection with Bold Contribution Agreement	(22,656,624)	22,656,624	—	(23)	23	—	—	—	—	—	—	—
Treasury shares converted to Class A Common Stock	(15,357)	15,357	—	—	—	—	—	—	—	—	—	—
Closing of Bold Contribution Agreement	—	150,000	—	—	—	—	12,872	—		12,872	479,007	491,879
Class B Shares sold in connection with Bold Contribution Agreement	—	—	36,070,828	—	—	36	—	—	—	36	—	36
Deferred tax consequences of Bold Contribution Agreement	—	—	—	—	—	—	(7,933)	—	—	(7,933)	—	(7,933)
Vesting of restricted stock units following completion of Bold Contribution Agreement	—	84,825	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,394)	—	(16,394)	(37,844)	(54,238)
At June 30, 2017	—	22,906,806	36,070,828	—	$23	$36	$462,098	$(228,702)	$(460)	$232,995	$441,163	$674,158

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(54,238)	$(17,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of proved and unproved oil and gas properties	66,648	—
Depreciation, depletion and amortization	17,928	11,103
Accretion of asset retirement obligations	306	261
Gain on sale of oil and gas properties	(1,691)	—
Rig idle and termination expense	—	5,059
Total (gain) loss on derivative contracts, net	(7,800)	3,463
Operating portion of net cash (paid) received in settlement of derivative contracts	(267)	2,797
Stock-based compensation	2,958	561
Deferred income taxes	(9,952)	—
Write-off of deferred financing costs	526	—
Amortization of deferred financing costs	137	142
Changes in assets and liabilities:
Decrease in accounts receivable	3,233	4,414
Increase in prepaid expenses and other current assets	(522)	(132)
Decrease in accounts payable and accrued expenses	(3,148)	(6,634)
Decrease in revenues and royalties payable	(1,905)	(780)
Decrease in advances	(535)	(14,792)
Net cash provided by (used in) operating activities	11,678	(12,131)
Cash flows from investing activities:
Bold Contribution Agreement, net of cash acquired	(55,609)	—
Lynden Arrangement, net of cash acquired	—	(31,334)
Additions to oil and gas properties	(10,048)	(6,749)
Additions to office and other equipment	(103)	(44)
Proceeds from sales of oil and gas properties	2,416	—
Net cash used in investing activities	(63,344)	(38,127)
Cash flows from financing activities:
Proceeds from borrowings	70,000	36,597
Repayments of borrowings	(10,792)	(37,788)
Issuance of common stock, net of offering costs of $2.7 million	—	47,125
Deferred financing costs	(1,071)	(70)
Net cash provided by financing activities	58,137	45,864
Net increase (decrease) in cash and cash equivalents	6,471	(4,394)
Cash at beginning of period	10,200	23,264
Cash at end of period	$16,671	$18,870
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$740	$416
Non-cash investing and financing activities:
Class B Common stock issued in Bold Contribution Agreement	$489,842	$—
Class A Common stock issued in Bold Contribution Agreement	$2,037	$—
Common stock issued in Lynden Arrangement	$—	$45,699
Accrued capital expenditures	$27,054	$5,111
Asset retirement obligations	$21	$94
Promissory Note	$—	$5,059

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. – Basis of Presentation and Summary of Significant Accounting Policies

Earthstone Energy, Inc. (“Earthstone”) is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc., a Utah corporation (“Lynden US”) and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Condensed Consolidated Financial Statements representing the economic interests of EEH's members other than Earthstone and Lynden US (collectively, the “Company” “our,” “we,” “us,” or similar terms).

We are a growth-oriented independent oil and natural gas development and production company. In addition, the Company is active in corporate mergers and the acquisition of oil and natural gas properties that have production and future development opportunities. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States.

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto of the Company, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2016 Annual Report on Form 10-K.

The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2016 is derived from the audited Consolidated Financial Statements at that date.

Certain prior period amounts have been reclassified to conform to current period presentation within the Condensed Consolidated Financial Statements. Included in these reclassifications are amounts within the adjustments to reconcile net loss to net cash provided by (used in) operating activities on the Condensed Consolidated Statements of Cash Flows. Specifically, the non-cash changes in fair value of the Company’s commodity swaps have been reclassified from the changes in the Unrealized (gain) loss on derivative contracts caption (which resulted in the caption being eliminated) with offsetting reclassifications to the captions, Total (gain) loss on derivative contracts, net and Operating portion of net cash (paid) received in settlement of derivative contracts. Prior period Re-engineering and workovers in the Condensed Consolidated Statements of Operations have also been reclassified from its own line item and included in Lease operating expenses, within Operating Costs and Expenses, to conform to current period presentation. These reclassifications had no effect on Net cash provided by (used in) operating activities or Loss from operations or any other subtotal in the Condensed Consolidated Statements of Cash Flows or the Condensed Consolidated Statements of Operations.

Bold Contribution Agreement

On May 9, 2017, Earthstone completed a contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, a Texas limited liability company (“Lynden Op”), Bold Energy Holdings, LLC, a Texas limited liability company (“Bold Holdings”), and Bold Energy III LLC, a Texas limited liability company (“Bold”). The purpose of the Bold Contribution Agreement was to provide for, among other things described below, the business combination between Earthstone and Bold, which owns significant developed and undeveloped oil and natural gas properties in the Midland Basin of Texas (the “Bold Transaction”).

The Bold Transaction was structured in a manner commonly known as an “Up-C.” Under this structure and the Bold Contribution Agreement, (i) Earthstone recapitalized its common stock into two classes – Class A common stock, $0.001 par value per share (the “Class A Common Stock”), and Class B common stock, $0.001 par value per share (the “Class B Common Stock”), and all of Earthstone’s existing outstanding common stock, $0.001 par value per share (the “Common Stock”), was recapitalized on a one-for-one basis for Class A Common Stock (the “Recapitalization”); (ii) Earthstone transferred all of its membership interests in Earthstone Operating, LLC, Sabine River Energy, LLC, EF Non-Op, LLC and Earthstone Legacy Properties, LLC (formerly Earthstone GP, LLC) and $36,071 in cash from the sale of Class B Common Stock to Bold Holdings (collectively, the “Earthstone Assets”) to EEH, in exchange for 16,791,296 membership units of EEH (the “EEH Units”); (iii) Lynden US transferred all of its membership interests in Lynden Op to EEH in exchange for 5,865,328 EEH Units; (iv) Bold Holdings transferred all of its membership interests in Bold to EEH in exchange for 36,070,828 EEH Units and purchased 36,070,828 shares of Class B Common Stock issued by Earthstone for $36,071; and (v) Earthstone granted an aggregate of 150,000 fully vested shares of Class A Common Stock under Earthstone’s 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), to certain employees of Bold. Each EEH Unit, together with one share of Class B Common Stock, are convertible into one share of Class A Common Stock.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon closing of the Bold Transaction on May 9, 2017, Bold Holdings owned approximately 61.4% of the outstanding shares of Class A Common Stock, on a fully diluted, as converted basis. The EEH Units and the shares of Class B Common Stock issued to Bold Holdings were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued by EEH and Earthstone in reliance on the exemption provided under Section 4(a)(2) of the Securities Act.

On May 9, 2017, the closing sale price of the Class A Common Stock was $13.58 per share. On May 10, 2017, the Class A Common Stock was uplisted from the NYSE MKT, LLC (the “NYSE MKT”) to the New York Stock Exchange (the “NYSE”) where it is listed under the symbol “ESTE.”

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone, EnCap Investments L.P. (“EnCap”), Oak Valley Resources, LLC (“Oak Valley”), and Bold Holdings entered into a voting agreement (the “Voting Agreement”), pursuant to which EnCap, Oak Valley, and Bold Holdings agreed not to vote any shares of Class A Common Stock or Class B Common Stock held by them in favor of any action, or take any action that would in any way alter the composition of the board of directors of Earthstone (the “Board”) from its composition immediately following the closing of the Bold Transaction as long as the Voting Agreement is in effect.

The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of June 30, 2017 at the noncontrolling interest’s respective membership interest in EEH.

New significant accounting policy

Noncontrolling Interest – represents third-party equity ownership of EEH and is presented as a component of equity in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity as of and for the six months ended June 30, 2017, as well as an adjustment to Net loss in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. As of June 30, 2017, Earthstone and Lynden US owned a 38.8% membership interest in EEH while Bold Holdings owned the remaining 61.2%. See further discussion in Note 6. Noncontrolling Interest.

Recently Issued Accounting Standards

Standards not yet adopted

Revenue Recognition - In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. The objective of this guidance is to establish principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and change in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued guidance deferring the effective date of this standards update for one year, to be effective for interim and annual periods beginning after December 15, 2017. In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued further guidance on identifying performance obligations and clarification of the licensing implementation guidance. Early adoption of this updated guidance is permitted as of the original effective date of December 31, 2016. The Company expects to adopt this standards update, as required, beginning with the first quarter of 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements. This evaluation includes the review of contracts for each revenue stream identified within the Company's business. The Company will conduct its contract review process throughout the remainder of 2017. Based on the continuing evaluation of its revenue streams, this guidance is not expected to have a material impact to the Company's net income. The Company is still in the process of determining whether or not it will use the retrospective method or the modified retrospective approach to implementation and does not plan to early adopt this guidance.

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

Compensation – Stock Compensation – In May 2017, the FASB issued updated guidance that provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update is effective for annual periods beginning after December 15, 2017, and early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact, if any, of this update, but does not expect the adoption to have a material impact on its Condensed Consolidated Financial Statements.

Note 2. Acquisitions and Divestitures

The Company accounts for its acquisitions that qualify as business combinations, under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which, among other things, requires the assets acquired and liabilities assumed to be measured and recorded at their fair values as of the acquisition date. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

Bold Transaction

On May 9, 2017, Earthstone completed the Bold Transaction described in Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed (in thousands, except share and share price amounts):

Consideration:
Shares of Class A Common Stock issued pursuant to the Bold Contribution Agreement to certain employees of Bold	150,000
EEH Units issued to Bold Holdings	36,070,828

Total equity interest issued in the Bold Transaction	36,220,828
Closing per share price of Class A Common Stock as of May 9, 2017	$13.58

Total consideration transferred (1)(2)	$491,879

Fair value of assets acquired:
Cash and cash equivalents	$2,355
Other current assets	10,075
Oil and gas properties (3)	555,860
Amount attributable to assets acquired	$568,290

Fair value of liabilities assumed:
Long-term debt (4)	$58,000
Current liabilities	15,497
Deferred tax liability	2,555
Noncurrent asset retirement obligations	359
Amount attributable to liabilities assumed	$76,411

(1)	Consideration included 150,000 shares of Class A Common Stock recorded above based upon its fair value which was determined using its closing price of $13.58 per share on May 9, 2017.
(2)

Consideration was 36,070,828 EEH Units. Additionally, Bold Holdings purchased 36,070,828 shares of Class B Common Stock for $36,071. Each EEH Unit, together with one share of Class B Common Stock, is convertible into one share of Class A Common Stock. The fair value of the consideration was determined using the closing price of the Company’s Class A Common Stock of $13.58 per share on May 9, 2017.

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

(4)	Concurrent with the closing of the Bold Transaction, EEH assumed Bold’s outstanding borrowings of $58 million under its credit agreement.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Bold Transaction had been completed as of January 1, 2016. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for Bold and Earthstone and adjusted to include: (i) depletion expense applied to the adjusted basis of the properties acquired and (ii) to eliminate non-recurring transaction costs directly related to the Bold Transaction that do not have a continuing impact on the Company’s operating results. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$34,648	$12,741	$67,910	$22,300
Loss before taxes	$(56,248)	$(19,512)	$(45,335)	$(26,862)
Net loss	$(46,334)	$(19,698)	$(35,384)	$(27,048)
Less: Net loss available to noncontrolling interest	$(28,424)	$(13,614)	$(21,790)	$(19,112)
Net loss attributable to Earthstone Energy, Inc.	$(17,910)	$(6,084)	$(13,594)	$(7,936)
Pro forma net loss per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$(0.79)	$(0.38)	$(0.60)	$(0.53)

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $10.9 million and direct operating expenses of $6.2 million for the period May 9, 2017 to June 30, 2017 related to the Bold Transaction.

Lynden Arrangement

On May 18, 2016, Earthstone acquired Lynden Corp in an all-stock transaction (the “Lynden Arrangement”). Earthstone acquired all outstanding shares of Lynden’s Corp’s common stock, through a newly formed subsidiary, with Lynden Corp surviving as a wholly-owned subsidiary of Earthstone, issuing 3,700,279 shares of its Common Stock, to the holders of the common stock of Lynden Corp.

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed and resulting goodwill (in thousands, except share and share price amount):

Consideration:
Shares of Common Stock issued in the Lynden Arrangement	3,700,279
Closing per share price of Common Stock as of May 18, 2016	$12.35
Total consideration to Lynden Corp shareholders	$45,699

Fair value of liabilities assumed:
Credit facility (4)	$36,597
Current liabilities	1,915
Deferred tax liability (1)	15,240
Asset retirement obligations	250
Total consideration plus liabilities assumed	$99,701

Fair value of assets acquired:
Cash and cash equivalents (4)	$5,263
Current assets	2,019
Proved oil and gas properties (2)(3)	48,199
Unproved oil and gas properties	26,600
Amount attributable to assets acquired	$82,081

Goodwill (5)	$17,620

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

(4)

Concurrent with closing the Lynden Arrangement, Earthstone paid off the outstanding borrowings of $36.6 million under the Lynden Corp credit facility. The settlement of the debt and the cash acquired is equal to the $31.3 million net cash outflow associated with the Lynden Arrangement.

(5)

Goodwill was determined to be the excess consideration exchanged over the fair value of the net assets of Lynden Corp on May 18, 2016. The goodwill resulted from the expected synergies of the management team and balance sheet of Earthstone combined with the key assets acquired in the Midland Basin area. The goodwill recognized will not be deductible for tax purposes.

2017 Divestitures

In May 2017, the Company sold a property located primarily in Atascosa County, Texas, for cash consideration of $0.27 million and non-cash consideration of $0.08 million. Earthstone recorded a gain of $0.35 million on the sale. The effective date of this transaction was May 1, 2017.

In June 2017, the Company sold properties located primarily in McKenzie County, North Dakota, for cash consideration of $2.1 million. The Company recorded a gain of $1.3 million on the sale. The effective date of the sale was April 1, 2017.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2017.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$1,870	$—	$1,870
Derivative asset - noncurrent	—	190	—	190
Total financial assets	$—	$2,060	$—	$2,060

Financial liabilities
Derivative liability - current	$—	$150	$—	$150
Derivative liability - noncurrent	—	12	—	12
Total financial liabilities	$—	$162	$—	$162

December 31, 2016
Financial liabilities
Derivative liability - current	$—	$4,595	$—	$4,595
Derivative liability - noncurrent	—	1,575	—	1,575
Total financial assets	$—	$6,170	$—	$6,170

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

Unproved Oil and Natural Gas Properties

The Company reviews its unproved properties periodically for impairment. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current exploration and development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, the Company’s geologists' evaluation of the property, and the remaining months in the lease term for the property.

Goodwill

Goodwill represents the excess of the purchase price of assets acquired over the fair value of those assets and is tested for impairment annually, or more frequently if events or changes in circumstances dictate that the fair value of goodwill may be less than its carrying amount. Such test includes an assessment of qualitative and quantitative factors.

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

Asset Retirement Obligations

The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. The significant inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk free rate. See Note 11. Asset Retirement Obligations for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

Note 4. Derivative Financial Instruments

In connection with the closing of the Bold Transaction on May 9 2017, all oil and natural gas derivative contracts were novated to EEH. The Company’s hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production for the remainder of 2017 through December 31, 2018. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.

The Company’s derivative instruments are cash flow hedge transactions in which it is hedging the variability of cash flow related to a forecasted transaction. The Company does not enter into derivative instruments for trading or other speculative purposes. These transactions are recorded in the Condensed Consolidated Financial Statements in accordance with FASB ASC Topic 815. The Company has accounted for these transactions using the mark-to-market accounting method. Generally, the Company incurs accounting losses on derivatives during periods where prices are rising and gains during periods where prices are falling which may cause significant fluctuations in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

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

The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2017:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2017	Crude Oil	315,000	$50.66
Q1 - Q4 2018	Crude Oil	330,000	$50.45
Q3 - Q4 2017	Natural Gas	1,290,000	$3.167
Q1 - Q4 2018	Natural Gas	810,000	$3.066

Additionally, on July 31, 2017, the Company entered additional fixed price oil swap agreements, hedging an additional 219,000 Bbls of 2018 oil production at a price of $50.00/Bbl.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2017			December 31, 2016
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$1,900	$(30)	$1,870	$—	$—	$—
Commodity contracts	Derivative asset - noncurrent	$203	$(13)	$190
Commodity contracts	Derivative liability - current	$180	$(30)	$150	$4,595	$—	$4,595
Commodity contracts	Derivative liability - noncurrent	$25	$(13)	$12	$1,575	$—	$1,575

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location
Total gain (loss) on commodity contracts	Gain (loss) on derivative contracts, net	$3,021	$(5,034)	$8,067	$(6,260)
Cash received (paid) in settlements on commodity contracts	Gain (loss) on derivative contracts, net	319	806	(267)	2,797
Gain (loss) on commodity contracts, net		$3,340	$(4,228)	$7,800	$(3,463)

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

Costs incurred to maintain wells and related equipment, lease and well operating costs, and other exploration costs are charged to expense as incurred. Gains and losses arising from the sale of properties are included in Loss from operations in the Condensed Consolidated Statements of Operations.

The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. Depletion expense for oil and gas producing property and related equipment was $9.9 million and $5.5 million, for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, depletion expense for oil and gas producing property and related equipment was $17.7 million and $10.9 million, respectively.

Proved Properties

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company reviews its unproved properties periodically for impairment. In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current exploration and development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, the Company’s geologists' evaluation of the property, and the remaining months in the lease term for the property.

Impairments to Oil and Natural Gas Properties

As a result of forward commodity price declines, the Company recorded impairments consisting of $63.0 million to its proved oil and natural gas properties and $3.6 million to its unproved oil and natural gas properties, primarily to its properties located in the Eagle Ford shale trend of south Texas.

The Company did not record any impairments to its oil and natural gas properties for the three and six months ended June 30, 2016.

Note 6. Noncontrolling Interest

As a result of the Bold Transaction, Earthstone became the sole managing member of, and had a controlling interest in, EEH. As the sole managing member of EEH, Earthstone operates and controls all of the business and affairs of EEH and its subsidiaries. Immediately following the Bold Transaction, Earthstone and Lynden US owned a 38.6% membership interest in EEH while Bold Holdings owned the remaining 61.4%.

The Bold Transaction was recorded in accordance with FASB ASC Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to Additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of June 30, 2017 at the noncontrolling interest’s respective membership interest in EEH. A reconciliation of the equity attributable to the noncontrolling interest as of May 9, 2017 is as follows (in thousands):

Total consideration transferred (1)	$491,879
Change to Additional paid-in capital to reflect the noncontrolling interest within equity at their membership interest	(12,872)
Portion of equity attributable to noncontrolling interest (2)	$479,007

(1)	See Note 2. Acquisitions and Divestitures.
(2)	Represents 61.4% of total equity attributable to EEH as of May 9, 2017.

Earthstone consolidates the financial results of EEH and its subsidiaries, and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheet as of June 30, 2017 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the six months ended June 30, 2017:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2016	—	—	—	—	—
May 9, 2017 - Bold Transaction	22,656,624	38.6%	36,070,828	61.4%	58,727,452
EEH Units issued in connection with Class A Common Stock issued in connection with Bold Transaction	150,000		—		150,000
EEH Units issued in connection with the vesting of restricted stock units	84,825		—		84,825
As of June 30, 2017	22,891,449	38.8%	36,070,828	61.2%	58,962,277

The following table summarizes the activity for the equity attributable to the noncontrolling interest for the six months ended June 30, 2017 (in thousands):

2017
As of December 31, 2016	$—
Noncontrolling interest recorded within equity in connection with the closing of the Bold Transaction	479,007
Net loss attributable to noncontrolling interest	(37,844)
As of June 30, 2017	$441,163

Note 7. Net Loss Per Common Share

Net loss per common share—basic is calculated by dividing Net loss by the weighted average number of shares of common stock outstanding during the period (Common Stock through May 8, 2017 and Class A Common Stock from May 9, 2017 through June 30, 2017). Net loss per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net loss by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net loss per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect. A reconciliation of Net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net loss attributable to Earthstone Energy, Inc.	$(17,123)	$(11,172)	$(16,394)	$(17,593)

Net loss per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.75)	$(0.69)	$(0.73)	$(1.17)
Diluted	$(0.75)	$(0.69)	$(0.73)	$(1.17)

Weighted average common shares outstanding
Basic	22,728,011	16,121,568	22,503,750	14,978,348
Add potentially dilutive securities:
Unvested restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	22,728,011	16,121,568	22,503,750	14,978,348

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net loss attributable to noncontrolling interest of $37.8 million would be added back to Net loss attributable to Earthstone Energy, Inc., having no dilutive effect on Net loss per common share attributable to Earthstone Energy, Inc. For the three and six months ended June 30, 2017, the Company excluded 71,805 and 208,883 restricted stock units (“RSUs”), respectively, in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. For the three and six months ended June 30, 2016, the Company excluded 37,334 and 18,480 RSUs, respectively, in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Common Stock

On May 9, 2017, and in connection with the completion of the Bold Transaction, Earthstone recapitalized its Common Stock into two classes, as described in Note 1. – Basis of Presentation and Summary of Significant Accounting Policies, Class A Common Stock and Class B Common Stock. At that time, all of Earthstone’s existing outstanding Common Stock was automatically converted on a one-for-one basis into Class A Common Stock.

Class A Common Stock

At June 30, 2017, there were 22,906,806 shares of Class A Common Stock issued, including 15,357 shares of treasury stock held by Earthstone. On July 1, 2017, Earthstone retired and returned the 15,357 shares of treasury stock to authorized but unissued shares of Class A Common Stock. During the period January 1, 2017 through May 8, 2017, the Company issued 382,804 shares of Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. During the period May 9, 2017 through June 30, 2017, the Company issued 84,825 shares of Class A Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. Additionally, on May 9, 2017, under the Bold Contribution Agreement, Earthstone issued 150,000 shares of Class A Common Stock valued at approximately $2.0 million on that date. For additional information, see Note 2. Acquisitions and Divestitures.

Class B Common Stock

At June 30, 2017, there were 36,070,828 shares of Class B Common Stock issued and outstanding. Earthstone did not have any Class B Common Stock issued at December 31, 2016. On May 9, 2017, in connection with Earthstone’s completion of the Bold Transaction, Earthstone issued 36,070,828 shares of Class B Common Stock in exchange for $36 thousand. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. For additional information, see Note 2. Acquisitions and Divestitures.

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone, EnCap, Oak Valley, and Bold Holdings entered into the Voting Agreement, pursuant to which EnCap, Oak Valley, and Bold Holdings agreed not to vote any shares of Class A Common Stock or Class B Common Stock held by them in favor of any action, or take any action that would in any way alter the composition of the Board from its composition immediately following the closing of the Bold Transaction as long as the Voting Agreement is in effect. The Voting Agreement terminates on the earlier of (i) the fifth anniversary of the closing date of the Bold Contribution Agreement and (ii) the date upon which EnCap, Oak Valley, and Bold Holdings collectively own, of record and beneficially, less than 20% of Earthstone’s outstanding voting stock.

Note 9. Stock-Based Compensation

The 2014 Plan, as amended, allows, among other things, for the grant of RSUs. On May 9, 2017, and in connection with the completion of the Bold Contribution Agreement, and upon approval by the stockholders of Earthstone, the 2014 Plan was amended to increase the number of shares of Class A Common Stock authorized to be issued under the 2014 Plan by 4.3 million shares, to a total of 5.8 million shares. Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. Prior to May 9, 2017, the Company determined the fair value of granted RSUs based on the market price of the Common Stock of the Company on the date of the grant. Beginning on May 9, 2017, the Company began determining the fair value of granted RSUs based on the market price of the Class A Common Stock of Earthstone on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred.

The table below summarizes unvested RSU award activity for the six months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	781,500	$12.53
Granted	214,500	$12.22
Vested	(467,629)	$12.44
Forfeited	(36,000)	$13.30
Unvested RSUs at June 30, 2017	492,371	$12.42

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unrecognized compensation expense related to the RSU awards at June 30, 2017 was $5.7 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 0.77 years.

Stock-based compensation expense for the three and six months ended June 30, 2017 was $1.6 million and $3.0 million, respectively. For both the three and six months ended June 30, 2016, stock-based compensation expense was $0.6 million. Stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Equity.

During the six months ended June 30, 2016, the Company granted 772,500 RSUs with a weighted average grant date fair value of $12.55. As of June 30, 2016, all 772,500 RSUs were unvested.

Note 10. Long-Term Debt

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, the Company exited its credit agreement dated December 19, 2014, by and among Earthstone, Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto (as amended, modified or restated from time to time, the “ESTE Credit Agreement”). At that time, all outstanding borrowings of $10.0 million under the ESTE Credit Agreement were repaid and $0.5 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

On May 9, 2017, EEH (the “Borrower”), Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden Op, Bold, Bold Operating, LLC (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association as Syndication Agent and the Lenders party thereto (the “Lenders”), entered into a credit agreement (the “EEH Credit Agreement”).

The borrowing base under the EEH Credit Agreement is $150.0 million, and is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.25% or (b) the prime lending rate of Bank of Texas plus 1.25% to 2.25%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.50% per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.

The EEH Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, EEH’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and make distributions or repurchase its limited liability interests, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

In addition, the EEH Credit Agreement requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a leverage ratio of not greater than 4.0 to 1.0. Leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter (excluding any debt from obligations relating to non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives) to (ii) the product of EBITDAX for such fiscal quarter multiplied by four. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.

The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2017, EEH was in compliance with these covenants under the EEH Credit Agreement.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2017, the Company had a $150 million borrowing base under the EEH Credit Agreement, of which $70 million was outstanding, bearing annual interest of 3.5842%, resulting in an additional $80 million of borrowing base availability under the EEH Credit Agreement.

Promissory Note

In July 2016, Earthstone issued a $5.1 million unsecured promissory note (the “Note”) to a drilling rig contractor in settlement of rig idle charges and the termination amount of the contract. These expenses which were incurred from late January 2016 through June 30, 2016 were recorded in Rig idle and contract termination expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The Note was assigned to EEH in connection with the closing of the Bold Transaction. The Note is payable in monthly installments over a three-year period maturing in July 2019, bearing an annualized interest rate of 8.0% for the first 12 months, 10.0% for the subsequent 12 months, and 12.0% for the last 12 months, with no prepayment penalty. Interest expense is recognized using the effective interest method of approximately 9.1% over the life of the note. As of June 30, 2017, the Company had $3.5 million outstanding under the Note with $1.7 million included in the current portion of long-term debt.

Total Long-Term Debt

The following table below summarizes long term debt (in thousands):

	June 30,	December 31,
	2017	2016
Borrowings under Credit Agreement	$70,000	$10,000
Promissory note	3,505	4,297
Total debt	73,505	14,297
Less: Current portion of long-term debt	(1,665)	(1,604)
Long-term debt	$71,840	$12,693

For the six months ended June 30, 2017, the Company had borrowings of $70.0 million and $10.8 million in repayments of borrowings. The borrowings included $58.0 million related to the repayment of all outstanding borrowings under Bold’s credit agreement which were assumed by EEH in connection with the closing of the Bold Transaction.

For the three and six months ended June 30, 2017, interest on borrowings averaged 4.32% and 4.45% per annum, respectively, of which both excluded commitment fees of $0.1 million and amortization of deferred financing costs of $0.1 million. For the three and six months ended June 30, 2016, interest on borrowings averaged 3.39% and 3.23% per annum, respectively, of which both excluded commitment fees of $0.1 million and amortization of deferred financing costs of $0.1 million.

The Company capitalized $1.1 million of costs associated with the ESTE Credit Agreement for both the three and six months ended June 30, 2017. The Company capitalized $0.1 million of costs associated with its borrowings for both the three and six months ended June 30, 2016. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.

Note 11. Asset Retirement Obligations

The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, (in thousands):

	2017	2016
Beginning asset retirement obligations	$6,013	$5,075
Liabilities incurred	2	106
Acquisitions (1)	359	167
Accretion expense	306	261
Divestitures	(7)	—
Revision of estimates	19	(12)
Ending asset retirement obligations	$6,692	$5,597

(1)	The 2017 amount is related to the Bold Transaction. The 2016 amount is related to the Lynden Arrangement.

Note 12. Related Party Transactions

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.

Flatonia Energy, LLC (“Flatonia”), which owns approximately 12.9% of the outstanding Class A Common Stock, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $7.2 million and $14.4 million and received payments from Flatonia of $0.8 million and $2.4 million for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, the Company made payments to Flatonia of $4.0 million and $16.2 million and received payments from Flatonia of $0.1 million and $2.8 million, respectively. At June 30, 2017, amounts receivable from Flatonia in connection with the Operating Agreement were $0.8 million. At December 31, 2016, Earthstone had $1.5 million of outstanding receivables due from Flatonia. Amounts payable to Flatonia in connection with the Operating Agreement were $3.1 million at December 31, 2016. There were no payables outstanding and due to Flatonia as of June 30, 2017.

Note 13. Commitments and Contingencies

Legal

From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.

In July 2015, EF Non-Op, LLC, a subsidiary of Earthstone, filed suit in the 125th Judicial District Court of Harris County, Texas against the operator of its properties in LaSalle County, Texas. In the case EF Non-Op, LLC vs. BHP Billiton Petroleum Properties (N.A.), LP (F/K/A Petrohawk Properties, LP), the Company claims the operator has breached the applicable joint operating agreements in numerous ways, including, but not limited to, improper authorization for expenditure requests, improper and imprudent operations, misrepresentation of charges and excessive billings, as well as refusal to provide requested information. The Company also claims damages from negligent representation and fraud. The Company is seeking all relief to which it is entitled, including consequential damages and attorneys’ fees. BHP Billiton has claimed they are owed unpaid lease operating expenses and attorneys’ fees. With respect to a portion of the litigation associated with nine non-operated gas wells that were drilled in 2014 and placed on production in the first half of 2015, BHP Billiton in early 2016 elected to deem the Company as a non-consenting working interest owner regarding costs associated with the drilling, completing and operating of these nine wells, as BHP’s sole and exclusive remedy. The Company has accepted this “non-consent” status. The litigation is continuing with respect to the other disputes. The outcome of remaining disputes in this proceeding is uncertain, and while the Company is confident in its position, any potential monetary recovery or loss to the Company cannot be estimated at this time.

Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against the Company’s Chief Executive Officer, along with other members of the Board, EnCap, Bold, Bold Holdings and Oak Valley. The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Bold Contribution Agreement. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction, and made materially misleading

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of the Company and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. The Company and each of the other defendants believe the claims are entirely without merit and they intend to mount a vigorous defense.

Environmental and Regulatory

As of June 30, 2017, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.

Note 14. Income Taxes

Following the closing of the Bold Transaction, the Company continues to record an income tax provision consistent with its status as a corporation. The Company’s corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns and one Canadian income tax return resulting from the Lynden Arrangement that includes Lynden US, Earthstone, and Lynden Corp. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Following the Bold Transaction, Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss of EEH, net of the non-controlling interest, as well as any standalone income or loss generated by each company. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.

During the six months ended June 30, 2017, the Company recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction.

During the six months ended June 30, 2017, the Company did not record an income tax benefit for Earthstone as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, because the future realization of such loss cannot be reasonably assured and is subject to a full valuation allowance. Earthstone recorded a $7.5 million benefit as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity.

Lynden Corp incurred no material net income (loss), or related income tax expense (benefit), for the three and six months ended June 30, 2017.

Due to the intricacies of the Texas Margin Tax regime, EEH recorded deferred tax expense during the three and six months ended June 30, 2017 of $0.5 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in EEH’s oil and gas properties.

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

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K.

Overview

Earthstone Energy, Inc. (“Earthstone”) is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc., a Utah corporation (“Lynden US”) and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Condensed Consolidated Financial Statements representing the economic interests of EEH's members other than Earthstone and Lynden US (collectively, the “Company” “our,” “we,” “us,” or similar terms).

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

Recent Developments

Bold Contribution Agreement

On May 9, 2017, Earthstone completed a contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, a Texas limited liability company (“Lynden Op”), Bold Energy Holdings, LLC, a Texas limited liability company (“Bold Holdings”), and Bold Energy III LLC, a Texas limited liability company (“Bold”). The purpose of the Bold Contribution Agreement was to provide for, among other things described below, the business combination between Earthstone and Bold, which owns significant developed and undeveloped oil and natural gas properties in the Midland Basin of Texas (the “Bold Transaction”).

The Bold Transaction was structured in a manner commonly known as an “Up-C.” Under this structure and the Bold Contribution Agreement, (i) Earthstone recapitalized its common stock into two classes – Class A common stock, $0.001 par value per share (the “Class A Common Stock”), and Class B common stock, $0.001 par value per share (the “Class B Common Stock”), and all of Earthstone’s existing outstanding common stock, $0.001 par value per share (the “Common Stock”), was recapitalized on a one-for-one basis for Class A Common Stock (the “Recapitalization”); (ii) Earthstone transferred all of its membership interests in Earthstone Operating, LLC, Sabine River Energy, LLC, EF Non-Op, LLC and Earthstone Legacy Properties, LLC (formerly Earthstone GP, LLC) and $36,071 in cash from the sale of Class B Common Stock to Bold Holdings (collectively, the “Earthstone Assets”) to EEH, in exchange for 16,791,296 membership units of EEH (the “EEH Units”); (iii) Lynden US transferred all of its membership interests in Lynden Op to EEH in exchange for 5,865,328 EEH Units; (iv) Bold Holdings transferred all of its membership interests in Bold to EEH in exchange for 36,070,828 EEH Units and purchased 36,070,828 shares of Class B Common Stock issued by Earthstone for $36,071; and (v) Earthstone granted an aggregate of 150,000 fully vested shares of Class A Common Stock under Earthstone’s 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), to certain employees of Bold. Each EEH Unit, together with one share of Class B Common Stock, are convertible into one share of Class A Common Stock.

Upon closing of the Bold Transaction on May 9, 2017, Bold Holdings owned approximately 61.4% of the outstanding shares of Class A Common Stock, on a fully diluted, as converted basis. The EEH Units and the shares of Class B Common Stock issued to Bold Holdings were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued by EEH and Earthstone in reliance on the exemption provided under Section 4(a)(2) of the Securities Act.

Pursuant to the terms of the Bold Contribution Agreement, at the closing of the Bold Transaction, Earthstone, Bold Holdings, and the unitholders of Bold Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) relating to the shares of Class A Common Stock issuable upon the exchange of the EEH Units and Class B Common Stock held by Bold Holdings or its unitholders. In accordance with the Registration Rights Agreement, Earthstone filed a registration statement with the SEC to permit the public resale of the shares of Class A Common Stock issued by Earthstone to Bold Holdings or its unitholders in connection with the exchange of Class B Common Stock and EEH Units in accordance with the terms of the First Amended and Restated Limited Liability Company Agreement of EEH.

On May 9, 2017, in connection with the closing of the Bold Contribution Agreement, Earthstone, EnCap Investments L.P. (“EnCap”), Oak Valley Resources, LLC (“Oak Valley”), and Bold Holdings entered into a voting agreement (the “Voting Agreement”), pursuant to which EnCap, Oak Valley, and Bold Holdings agreed not to vote any shares of Class A Common Stock or Class B Common Stock held by them in favor of any action, or take any action that would in any way alter the composition of the board of directors of Earthstone (the “Board”) from its composition immediately following the closing of the Bold Contribution Agreement as long as the Voting Agreement is in effect.

Immediately following the closing of the Bold Contribution Agreement, the Board was increased to nine members from eight members, four of which are designated by EnCap, three of which are independent, and two of which are members of management, including Earthstone’s Chief Executive Officer. At any time during the effectiveness of the Voting Agreement during which EnCap’s collective ownership of Earthstone exceeds 50% of the total issued and outstanding voting stock, EnCap may remove and replace one director that was not originally designated by EnCap, and his or her successors. Any such removal and replacement will be conducted in accordance with the provisions of Earthstone’s certificate of incorporation and bylaws then in effect. The Voting Agreement terminates on the earlier of (i) the fifth anniversary of the closing date of the Bold Contribution Agreement and (ii) the date upon which EnCap, Oak Valley, and Bold Holdings collectively own, of record and beneficially, less than 20% of Earthstone’s outstanding voting stock.

On May 9, 2017, the closing sale price of the Class A Common Stock was $13.58 per share. On May 10, 2017, the Class A Common Stock was uplisted from the NYSE MKT, LLC (the “NYSE MKT”) to the New York Stock Exchange (the “NYSE”) where it is listed under the symbol “ESTE.”

Additionally, in connection with the closing of the Bold Transaction, and consistent with the benefit arrangement contemplated by the Bold Contribution Agreement, we have accrued $0.6 million in severance pay in our Condensed Consolidated Balance Sheet as of June 30, 2017, and the related expense in the Condensed Consolidated Statements of Operations for the three and six months then ended. Severance pay associated with the Bold Transaction will include an additional $0.7 million to be recognized in the third quarter of 2017 and $0.2 million in the fourth quarter of 2017, for a total amount of severance pay related to the Bold Transaction of $1.5 million.

Management’s Plans

As previously reported, the Bold Transaction provides us with a substantial operated presence in the Midland Basin. Since closing, we have been focused on integrating the operations, engineering, geology, land, accounting and personnel functions as well as continuing a drilling program. Although commodity prices have been volatile in 2017, our current business plan is to continue to operate one rig primarily in Reagan County, Texas and to continue operating this rig throughout the rest of 2017. In the Eagle Ford trend, we will conclude an 11 well drilling program in September or October 2017 and expect to complete all 11 wells by year-end 2017.

As a result of commodity price volatility and as we refine our drilling programs, we have lowered our capital expenditure budget to $115 million for 2017. For the six months ended June 30, 2017, exclusive of the oil and gas properties acquired in the Bold Transaction, we have recorded $19.7 million in additions to oil and gas properties. The remainder of the capital expenditure budget is expected to be supported by borrowings under the current credit agreement described below, sale of non-strategic assets, various means of corporate and project financing, and possibly issuance of additional equity securities, assuming we can access the capital markets.

We will remain vigilant in assessing volatility in the commodity prices and adjust our business plan accordingly.

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, the Company exited its credit agreement dated December 19, 2014, by and among Earthstone, Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto (as amended, modified or restated from time to time, the “ESTE Credit Agreement”). At that time, all outstanding borrowings of $10.0 million under the ESTE Credit Agreement were repaid and $0.5 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

On May 9, 2017, EEH (the “Borrower”), Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden Op, Bold, Bold Operating, LLC (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association as Syndication Agent and the Lenders party thereto (the “Lenders”), entered into a credit agreement (the “EEH Credit Agreement”).

The borrowing base under the EEH Credit Agreement is $150.0 million, and is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.25% or (b) the prime lending rate of Bank of Texas plus 1.25% to 2.25%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.50% per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.

The EEH Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, EEH’s ability to incur additional indebtedness, create liens on assets, make investments, enter into sale and leaseback transactions, pay dividends and make distributions or repurchase its limited liability interests, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

In addition, the EEH Credit Agreement requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a leverage ratio of not greater than 4.0 to 1.0. Leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter (excluding any debt from obligations relating to non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives) to (ii) the product of EBITDAX for such fiscal quarter multiplied by four. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.

The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2017, EEH was in compliance with these covenants under the EEH Credit Agreement.

As of June 30, 2017, the Company had a $150 million borrowing base under the EEH Credit Agreement, of which $70 million was outstanding, bearing annual interest of 3.5842%, resulting in an additional $80 million of borrowing base availability under the EEH Credit Agreement.

Uplisting of Class A Common Stock

On May 8, 2017, the Board approved (i) the transfer of the listing of the common stock, $0.001 par value per share (the “Common Stock”) of Earthstone, from the NYSE MKT to the NYSE, and (ii) the voluntary delisting of the Common Stock from the NYSE MKT. In connection with the closing of the Bold Transaction, all of the Common Stock was converted into Class A Common Stock, on a one-for-one basis. The Class A Common Stock began trading on the NYSE on May 10, 2017. The ticker symbol for the Class A Common Stock is the same as the Common Stock and trades under the symbol “ESTE.”

Closing of Denver Office

On June 30, 2017, Earthstone management informed the employees of its office located in Denver, Colorado, that it would be closing those offices and providing severance pay, consisting of both regular salary and benefits, for a specified period, if the employee agreed to stay through the transition period ending July 31, 2017. The Company expects to record $0.1 million through December 31, 2017 related to the closure of the Denver office.

Employee Benefit Plan

In May 2017, the Company established the Earthstone Operating, LLC 401(k) Plan (the “Plan”). Substantially all of the employees are covered by the Plan. Eligible employees may make contributions to the Plan by electing to defer some of their compensation. We voluntarily match 100 percent of the first six percent of their compensation contributed up to amounts allowable under Section 401(k) of the Internal Revenue Code. Matching contributions vest immediately.  Contributions made by the Company to the Plan through June 30, 2017 were $46 thousand.

Areas of Operation

Our core areas of operations are in the Midland Basin of west Texas, the Eagle Ford trend of south Texas and the Bakken/Three Forks formations of North Dakota.

Our operating results for the three and six months ended June 30, 2017, were affected by the following factors:

•	In early 2016, we survived a low commodity price environment and industry downturn by reducing our costs and capital expenditures.
•	On May 18, 2016, Earthstone acquired Lynden US giving rise to our Midland Basin operations.
•	Our pre-Lynden US inventory of wells that were drilled but not completed in 2014 were completed in the fourth quarter of 2016 in an improved commodity price environment compared to earlier in 2016.
•	On May 9, 2017, we completed the Bold Transaction, adding significant production to our operating results.
•	Commodity prices continue to be volatile.

Midland Basin

The Company has just completed drilling the last well of a three well pad on the TSRH 28S Unit (100% working interest). At present, there are four wells waiting on completion given the previously drilled Bold WTG Unit 4-232 #1H well (100% working interest). Completions on the three well TSRH 28S Unit are expected to begin in August 2017. The Company brought four gross (2.9 net) horizontal Wolfcamp wells online during the second quarter. These wells averaged 8,069 feet of completed lateral length with 49 stages and 2,269 pounds of proppant per foot. In western Reagan County, the Company brought online its first two wells (92.5% working interest) in the Sinclair project being the Bold Sinclair Unit 8 #1H in the Wolfcamp Lower B and the Bold Sinclair Unit 8B #3HM in the Wolfcamp Upper B. In central Reagan County, the Company brought online the Texaco-Coates A Unit 3 #1 HM and Texaco-Coates A Unit 4 #1 HM (both 50% working interests). Both wells were completed in the Wolfcamp Upper B and are approximately 660 feet apart to further validate spacing.

Eagle Ford Trend

During the second quarter of 2017, we entered into a Joint Development Agreement ("JDA") for approximately 1,840 gross (625 net) acres in southern Gonzales County, Texas with a financial partner. This JDA reduced the Company's interests in the Davis, Cannon East and Pilgrim Units. The financial partner is obligated to pay a promoted (proportionately higher) share of the capital expenditures on six wells (one of which is scheduled for 2018) to earn 50% of the interest in these units and adjacent acreage. Beginning in March 2017, we drilled a two well pad in the Davis Unit (16.7% retained working interest) and three wells in the Pilgrim Unit (18.9% retained working interest). The JDA reduced our 2017 Eagle Ford capital exposure by approximately $7 million, inclusive of wells and facilities. In addition, the Company is currently drilling its six well Crosby pad (50% working interest) in southern Gonzales County.

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

The following significant change has been made to our critical accounting policies during the six months ended June 30, 2017:

The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of June 30, 2017 at the noncontrolling interest’s respective membership interest in EEH.

Noncontrolling Interest – represents third-party equity ownership of EEH and is presented as a component of equity in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Equity as of and for the six months ended June 30, 2017, as well as an adjustment to Net loss in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. As of June 30, 2017, Earthstone and Lynden US owned a 38.8% membership interest in EEH while Bold Holdings owned the remaining 61.2%. See further discussion in Note 6. Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change
Sales volumes:
Oil (MBbl)	480	201	139%
Natural gas (MMcf)	729	545	34%
Natural gas liquids (MBbl)	120	50	140%
Barrels of oil equivalent (MBOE)	721	343	110%

Average prices realized: (1)
Oil (per Bbl)	$44.88	$40.28	11%
Natural gas (per Mcf)	$2.92	$1.87	56%
Natural gas liquids (per Bbl)	$17.39	$13.18	32%

(In thousands)
Oil revenues	$21,563	$8,097	166%
Natural gas revenues	$2,131	$1,016	110%
Natural gas liquids revenues	$2,083	$664	214%

Lease operating expense (2)	$5,243	$3,341	57%
Severance taxes	$1,327	$514	158%
Rig idle and termination expense	$—	$3,790	—
Impairment expense	$66,648	$—	—
Depreciation, depletion and amortization	$10,039	$5,598	79%
General and administrative expense	$5,738	$1,990	188%
Stock-based compensation	$1,647	$561	194%
Transaction costs	$3,764	$283	1230%
Gain on sale of oil and gas properties	$1,691	$—	—
Interest expense, net	$(633)	$(370)	71%
Write-off of deferred financing costs	$(526)	$—	—
Gain (loss) on derivative contracts, net	$3,340	$(4,228)	-179%
Income tax benefit (expense)	$9,914	$(186)	—

(1)	Prices presented exclude any effects of oil and natural gas derivatives.
(2)	Includes re-engineering and workover costs.

Oil revenues

For the three months ended June 30, 2017, oil revenues increased by approximately $13.5 million or 166% relative to the comparable period in 2016. Of the increase, approximately $0.9 million was attributable to an increase in our realized price and $12.6 million was attributable to increased volume. Our average realized price per Bbl increased from $40.28 for the three months ended June 30, 2016 to $44.88 or 11% for the three months ended June 30, 2017. We had a net increase in the volume of oil sold of 279 MBbls, or 139%, primarily due to the Midland Basin properties we acquired in the Bold Transaction providing production volume of 211 MBbls for the period May 9, 2017 through June 30, 2017. Additionally, we achieved production increases of 27 MBbls at our Midland Basin properties we acquired in the Lynden Arrangement, 26 MBbls related to our Eagle Ford trend properties, and 25 MBbls related to our Bakken formation properties. These increases were offset by a decline from our remaining properties of 10 MBbls.

Natural gas revenues

For the three months ended June 30, 2017, natural gas revenues increased by $1.1 million or 110% relative to the comparable period in 2016. Of the increase, approximately $0.6 million was attributable to an increase in our realized price and $0.5 million was attributable to increased volume. Our average realized price per Mcf increased from $1.87 for the three months ended June 30, 2016 to $2.92 or 56% for the three months ended June 30, 2017. The total volume of natural gas produced and sold increased 184 MMcf, or 34%, driven by an additional 247 Mcf from our Midland Basin properties acquired in the Bold Transaction and increased production of 63 Mcf at our Midland Basin properties acquired in the Lynden Arrangement. Additionally, production increased 13 Mcf at our Bakken formation properties. These increases were offset by decreases in production volumes of 99 Mcf related to our Eagle Ford trend properties and 40 Mcf from our remaining properties.

Natural gas liquids revenues

For the three months ended June 30, 2017, natural gas liquids revenues increased by $1.4 million or 214% relative to the comparable period in 2016. Of the increase, approximately $0.2 million was attributable to an increase in our realized price and $1.2 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 70 MBbls, or 140%, primarily due to an additional 57 MBbls from our Midland Basin properties acquired in the Bold Transaction. Production increased 12 MBbls at our Midland Basin properties acquired in the Lynden Arrangement and production related to our Bakken formation properties increased 8 MBbls. These increases were offset by production declines at our Eagle Ford trend properties of 5 MBbls and our remaining properties of 2 MBbls.

Lease operating expense (“LOE”)

LOE includes all costs incurred to operate wells and related facilities for both operated and non-operated properties. In addition to direct operating costs such as labor, repairs and maintenance, re-engineering and workovers, equipment rentals, materials and supplies, fuel and chemicals, LOE includes product marketing and transportation fees, insurance, ad valorem taxes and overhead charges provided for in operating agreements.

LOE increased by $1.9 million or 57% for the three months ended June 30, 2017 relative to the comparable period in 2016. The increase was primarily the result of the costs to operate the producing assets acquired in the both the Lynden Arrangement and Bold Transaction, that were not incurred in the prior year period. On a unit-of-production basis, LOE decreased 26% per BOE from $9.77 in 2016 to $7.27 in 2017 due to our continued focus on reducing operating costs.

Severance taxes

Severance taxes for the three months ended June 30, 2017 increased by $0.8 million or 158% relative to the comparable period in 2016, primarily due to the increases in production volumes and oil and natural gas prices. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.

Rig idle and termination expense

We incurred rig idle and contract termination expenses of $3.8 million during the three months ended June 30, 2016. In July 2016, we entered into an agreement with a rig contractor to terminate our contract with the contractor. Per the terms of the agreement, a termination fee for the remaining commitment on the contract was due and the termination fees were retroactively applied back to January 2016, when we suspended drilling and temporarily idled the drilling rig.

Impairment expense

As a result of significant forward commodity price declines, as described below in Liquidity and Capital Resources, Commodity Prices, we recognized $66.6 million of non-cash asset impairments during the three months ended June 30, 2017 that have negatively impacted our results of operations and equity. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.6 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford shale trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.

Depreciation, depletion and amortization (“DD&A”)

DD&A for the three months ended June 30, 2017, increased by $4.4 million, or 79% relative to the comparable period in 2016, due to the addition of the assets acquired in the both the Lynden Arrangement and Bold Transaction to the depletable base, as well as increased production volumes.

General and administrative expense (“G&A”)

G&A consists primarily of employee remuneration, professional and consulting fees and other overhead expenses. G&A increased by $3.7 million for the three months ended June 30, 2017 relative to the comparable period in 2016. The increase was primarily due to professional and consulting fees related to the Bold Transaction, the accrual of severance to be paid to certain employees of Bold, and the reimbursement of withholding taxes in relation to the vesting and settlement of RSUs to certain named executive officers that vested during the current period.

Stock-based compensation

Stock-based compensation includes the expense associated with grants under the 2014 Plan of restricted stock units (“RSUs”) to employees and non-employee directors. Stock-based compensation was $1.6 million for the three months ended June 30, 2017, compared to $0.6 million in the prior year period. However, the current year amount is not comparable to the prior year period as the initial grant was made near the end of the prior year period on May 20, 2016.

Transaction costs

Transaction costs consist primarily of professional and consulting fees associated with the Bold Transaction and the Lynden Arrangement.

Gain on sale of oil and gas properties

During the three months ended June 30, 2017, we sold certain of our non-core oil and gas properties in Texas and North Dakota. In connection with these sales, we recorded gains totaling $1.7 million. See Note 2. Acquisitions and Divestitures.

Interest expense, net

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $0.4 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017 primarily due to the increase in borrowings for the current period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

Write-off of deferred financing costs

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone exited the ESTE Credit Agreement and $0.5 million of remaining unamortized deferred financing costs were written off.

Gain (loss) on derivative contract, net

For the three months ended June 30, 2017, we recorded a net gain on derivative contracts of $3.3 million, consisting of net realized gain on settlements of $0.3 million and unrealized mark-to-market gains of $3.0 million. For the three months ended June 30, 2016, we recorded a net loss on derivative contracts of $4.2 million, consisting of net realized gains on settlements of $0.8 million offset by unrealized mark-to-market losses of $5.0 million.

Income tax benefit

Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns resulting from the Lynden Arrangement that includes Lynden US and Earthstone.

During the three months ended June 30, 2017, we recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction.

During the three months ended June 30, 2017, we did not record an income tax benefit for Earthstone as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, because the future realization of such loss cannot be reasonably assured and is therefore subject to a full valuation allowance. Earthstone recorded a $7.5 million benefit as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction.

Due to the intricacies of the Texas Margin Tax regime, EEH recorded deferred tax expense during the current reporting period of $0.5 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in its oil and gas properties.

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change
Sales volumes:
Oil (MBbl)	737	406	82%
Natural gas (MMcf)	1,361	1,030	32%
Natural gas liquids (MBbl)	184	90	104%
Barrels of oil equivalent (MBOE)	1,148	668	72%

Average prices realized: (1)
Oil (per Bbl)	$46.23	$33.60	38%
Natural gas (per Mcf)	$2.81	$1.90	48%
Natural gas liquids (per Bbl)	$17.47	$11.01	59%

(In thousands)
Oil revenues	$34,082	$13,636	150%
Natural gas revenues	$3,825	$1,959	95%
Natural gas liquids revenues	$3,213	$992	224%

Lease operating expense	$9,582	$6,500	47%
Severance taxes	$2,117	$896	136%
Rid idle and termination expense	$—	$5,059	—
Impairment expense	$66,648	$—	—
Depreciation, depletion and amortization	$17,928	$11,103	61%
General and administrative expense	$9,230	$4,676	97%
Stock-based compensation	$2,958	$561	427%
Transaction costs	$4,567	$795	474%
Gain on sale of oil and gas properties	$1,691	$—	—
Interest expense, net	$(970)	$(593)	64%
Write-off of deferred financing costs	$(526)	$—	—
Gain (loss) on derivative contracts, net	$7,800	$(3,463)	-325%
Income tax benefit (expense)	$9,952	$(186)	-5451%

(1)	Prices presented exclude any effects of oil and natural gas derivatives.
(2)	Includes re-engineering and workover costs.

Oil revenues

For the six months ended June 30, 2017, oil revenues increased by approximately $20.4 million or 150% relative to the comparable period in 2016. Of the increase, approximately $5.1 million was attributable to an increase in our realized price and $15.3 million was attributable to increased volume. Our average realized price per Bbl increased from $33.60 for the six months ended June 30, 2016 to $46.23 or 38% for the six months ended June 30, 2017. We had a net increase in the volume of oil sold of 331 MBbls or 82%, primarily due to the Midland Basin properties we acquired in the Bold Transaction providing additional production of 211 MBbls and increased production of 94 MBbls at our Midland Basin properties we acquired in the Lynden Arrangement. Additionally, we experienced production increases of 36 MBbls at our Eagle Ford trend properties and 16 MBbls at our Bakken formation properties. These increases were partially offset by a 26 MBbls decline at our other properties.

Natural gas revenues

For the six months ended June 30, 2017, natural gas revenues increased by $1.9 million or 95% relative to the comparable period in 2016. Of the increase, approximately $0.9 million was attributable to an increase in our realized price and $1.0 million was attributable to increased volume. Our average realized price per Mcf increased from $1.90 for the six months ended June 30, 2016 to $2.81 or 48% for the six months ended June 30, 2017. The total volume of natural gas produced and sold increased 331 MMcf or 32% primarily due to the Midland Basin properties we acquired in the Bold Transaction providing additional production of 247 Mcf while production increased by 209 Mcf at our Midland Basin properties we acquired in the Lynden Arrangement and 4 Mcf at our Bakken formation properties. These increases were partially offset by production declines of 103 MMcf at our Eagle Ford trend properties and 27 Mcf at our other properties.

Natural gas liquids revenues

For the six months ended June 30, 2017, natural gas liquids revenues increased by $2.2 million or 224% relative to the comparable period in 2016. Of the increase, approximately $0.6 million was attributable to an increase in our realized price and $1.6 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 94 MBbls or 104%, primarily due to 57 MBbls of additional volume provided by the Midland Basin properties we acquired in the Bold Transaction and a production increase of 41 MBbls at our Midland Basin properties we acquired in the Lynden Arrangement. Additionally, production increased 15 MBbls at our Bakken formation properties. Partially offsetting these increases were production declines of 15 MBbls at our Eagle Ford trend properties and 4 MBbls at our other properties.

Lease operating expense (“LOE”)

LOE increased by $3.1 million or 47% for the six months ended June 30, 2017 relative to the comparable period in 2016, primarily due to costs to operate the producing assets acquired in the Bold Transaction and the Lynden Arrangement that were not present in the prior year period. On a unit-of-production basis, LOE declined 14% per BOE from $9.73 in 2016 to $8.35 in 2017 due to our continued focus on reducing operating costs.

Severance taxes

Severance taxes for the six months ended June 30, 2017 increased by $1.2 million or 136% relative to the comparable period in 2016, primarily due to the increase in oil and natural gas prices. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.

Rig idle and termination expense

We incurred rig idle and contract termination expenses of $5.1 million during the six months ended June 30, 2016. In July 2016, we entered into an agreement with a rig contractor to terminate our contract with the contractor. Per the terms of the agreement, a termination fee for the remaining commitment on the contract was due and the termination fees were retroactively applied to January 2016, when we suspended drilling and temporarily idled the drilling rig. In connection with the termination, we issued a three-year amortizing promissory note with a principal amount of $5.1 million, which was equivalent to the idle charges and contract termination fee.

Impairment expense

As a result of significant forward commodity price declines, as described below in Liquidity and Capital Resources, Commodity Prices, we recognized $66.6 million of non-cash asset impairments during the six months ended June 30, 2017 that have negatively impacted our results of operations and equity. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.6 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford shale trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.

Depreciation, depletion and amortization

DD&A increased for the six months ended June 30, 2017 by $6.8 million, or 61% relative to the comparable period in 2016, due to the addition of the assets acquired in the Bold Transaction and the Lynden Arrangement to the depletable base, as well as increased production volumes.

General and administrative expense (“G&A”)

G&A increased by $4.6 million for the six months ended June 30, 2017 relative to the comparable period in 2016, primarily due to professional and consulting fees related to the Bold Transaction, the accrual of severance to be paid to certain employees of Bold, and the reimbursement of withholding taxes in relation to the vesting and settlement of RSUs to certain named executive officers that vested during the current period.

Stock-based compensation

Stock-based compensation was $3.0 million for the six months ended June 30, 2017, as compared to $0.6 million in the prior year period. However, the current year amount is not comparable to the prior year period as the initial grant was made near the end of the prior year period on May 20, 2016.

Transaction costs

Transaction costs consist primarily of professional and consulting fees associated with the Bold Transaction and the Lynden Arrangement.

Gain on sale of oil and gas properties

During the six months ended June 30, 2017, we sold certain of our non-core oil and gas properties in Texas and North Dakota. In connection with these sales, we recorded gains totaling $1.7 million. See Note 2. Acquisitions and Divestitures.

Interest expense, net

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $0.6 million for the six months ended June 30, 2016 to $1.0 million for the six months ended June 30, 2017, primarily due to the issuance of a promissory note in July 2016 and the increase in borrowings for the current period. See Note 10. Long-Term Debt.

Write-off of deferred financing costs

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone exited the ESTE Credit Agreement and $0.5 million of remaining unamortized deferred financing costs were written off.

Gain (loss) on derivative contract, net

For the six months ended June 30, 2017, we recorded a net gain on derivative contracts of $7.8 million, consisting of unrealized mark-to-market gains of $8.1 million partially offset by net realized losses on settlements of $0.3 million. For the six months ended June 30, 2016, we recorded a net loss on derivative contracts of $3.5 million, consisting of net realized gains on settlements of $2.8 million offset by unrealized mark-to-market losses of $6.3 million.

Income tax benefit

During the six months ended June 30, 2017, we recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction.

During the six months ended June 30, 2017, we did not record an income tax benefit for Earthstone as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, because the future realization of such loss cannot be reasonably assured and is therefore subject to a full valuation allowance. Earthstone recorded a $7.5 million benefit as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction.

Due to the intricacies of the Texas Margin Tax regime, EEH recorded deferred tax expense during the current reporting period of $0.5 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in its oil and gas properties.

Liquidity and Capital Resources

We expect to finance future acquisition and development activities through available working capital, cash flows from operating activities, possible borrowings under the EEH Credit Agreement, sale of non-strategic assets, various means of corporate and project financing, and assuming we can access the capital markets, the possible issuance of additional equity securities. In addition, we may continue to partially finance our drilling activities through the sale of participating rights to industry partners or financial institutions, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.

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

Cash flows provided by operating activities for the six months ended June 30, 2017 were $11.7 million compared to cash flows used in operating activities of $12.1 million for the six months ended June 30, 2016. The increase in operating cash flows from the prior period was primarily due to changes in our working capital resulting from commodity price volatility and the producing assets acquired in Bold Transaction and the Lynden Arrangement. We believe we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.

We had working capital, defined as Total current assets less Total current liabilities, as set forth in our Condensed Consolidated Balance Sheets, as a deficit of $9.3 million as of June 30, 2017 compared to a deficit of $11.5 million as of December 31, 2016. The working capital deficit, as defined above, is a result of the two-step drilling and completion process. Typically, we will drill numerous wells per pad and, once all the wells are drilled, they are completed and begin production. This process inherently involves timing differences between ultimate cash outflows and cash inflows.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were $63.3 million and $38.1 million, respectively. Cash flows used in investing activities for the six months ended June 30, 2017 related primarily to the cash required to complete the Bold Transaction. Cash flows used in investing activities for the six months ended June 30, 2016 related primarily to the cash required to complete the Lynden Arrangement.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2017 were $58.1 million which consisted primarily of borrowings under the EEH Credit Agreement which were used to repay all outstanding borrowings under Bold’s credit agreement assumed by EEH in the Bold Transaction. Cash flows provided by financing activities for the six months ended June 30, 2016 were $45.9 million which consisted primarily of proceeds from the Common Stock offering completed in June 2016.

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, the Company became party to the EEH Credit Agreement described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Credit Agreement. As of June 30, 2017, the Company had a $150 million borrowing base under the EEH Credit Agreement, of which $70 million was outstanding, bearing an annual interest rate of 3.5842%, resulting in an additional $80 million of borrowing base availability under the EEH Credit Agreement.

Commodity Prices

Commodity prices are volatile and can fluctuate significantly. Through June 30, 2017, oil prices have declined 18% and natural gas prices declined 15% compared to December 31, 2016. If the commodity price environment continues to decline, it will have an adverse impact on our revenues, cash flows, estimated reserves and planned capital expenditures, and could result in further impairments of our proved and unproved oil and natural gas properties.

The following table presents forward commodity prices as of June 30, 2017 and December 31, 2016 used by the Company to evaluate its oil and natural gas reserves:

	Strip Prices		Change
	12/31/2016	6/30/2017	$	%
Oil
2017	$56.19	$46.08	$(10.11)	-18%
2018	$56.59	$47.57	$(9.02)	-16%
2019	$56.10	$48.91	$(7.19)	-13%
2020	$56.05	$50.13	$(5.92)	-11%
2021	$56.21	$51.36	$(4.85)	-9%
Gas
2017	$3.61	$3.07	$(0.54)	-15%
2018	$3.14	$2.97	$(0.17)	-5%
2019	$2.87	$2.83	$(0.04)	-1%
2020	$2.88	$2.83	$(0.05)	-2%
2021	$2.90	$2.86	$(0.04)	-1%

Impairments to Oil and Natural Gas Properties

As a result of significant forward commodity price declines, we recognized $66.6 million of non-cash asset impairments during the three and six months ended June 30, 2017 that have negatively impacted our results of operations and equity. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.6 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford shale trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.

Hedging Activities

As of June 30, 2016, we had hedged a total of 315,000 Bbls of remaining 2017 oil production at an average price of $50.66/Bbl and 1,290,000 MMBtu of remaining 2017 natural gas production at average price of $3.167/MMBbtu. As of June 30, 2016, we had hedged a total of 330,000 Bbls of 2018 oil production at an average price of $50.45/Bbl and 810,000 MMBtu of 2018 natural gas production at average price of $3.066/MMBtu. On July 31, 2017, we entered additional fixed price oil swap agreements, hedging an additional 219,000 Bbls of 2018 oil production at a price of $50.00/Bbl, bringing hedged 2018 oil production to 549,000 Bbls at an average price of $50.27/Bbl. Additionally, we recently retained a risk management firm to provide advice on our hedging strategy and execution efforts. We plan to hedge up to 60% of our current year projected oil production.

Obligations and Commitments

There have been no changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

Environmental Regulations

Our operations are subject to risks normally associated with the exploration for and the production of oil and natural gas, including blowouts, fires, and environmental risks such as oil spills or natural gas leaks that could expose us to liabilities associated with these risks.

In our acquisition of existing or previously drilled well bores, we may not be aware of prior environmental safeguards, if any, that were taken at the time such wells were drilled or during such time the wells were operated. We maintain comprehensive insurance coverage that we believe is adequate to mitigate the risk of any adverse financial effects associated with these risks.

However, should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could still accrue to us. No claim has been made, nor are we aware of any liability which we may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto.

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

In connection with the closing of the Bold Transaction on May 9 2017, all oil and natural gas derivative contracts were novated to EEH. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production for the remainder of 2017 through December 31, 2018. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.

The following is a summary of our open oil and natural gas derivative contracts as of June 30, 2017:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2017	Crude Oil	315,000	$50.66
Q1 - Q4 2018	Crude Oil	330,000	$50.45
Q3 - Q4 2017	Natural Gas	1,290,000	$3.167
Q1 - Q4 2018	Natural Gas	810,000	$3.066

Additionally, on July 31, 2017, we entered additional fixed price oil swap agreements, hedging an additional 219,000 Bbls of 2018 oil production at a price of $50.00/Bbl, bringing hedged 2018 oil production to 549,000 Bbls at an average price of $50.27/Bbl.

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net asset position with a fair value of $1.9 million at June 30, 2017. Based on the published commodity futures price curves for the underlying commodity as of June 30, 2017, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $3.7 million to a liability of $1.8 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $3.7 million to a net asset of $5.6 million. There would also be a similar increase or decrease in Gain (loss) on derivative contracts, net in the Condensed Consolidated Statements of Operations.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on LIBOR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At June 30, 2017, the outstanding borrowings under the EEH Credit Agreement were $70.0 million bearing interest at rates described in Note 10. Long-Term Debt. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At June 30, 2017, the interest rate on borrowings under the EEH Credit Agreement was 3.5842% per year. If borrowings at June 30, 2017 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $0.3 million per year.

Disclosure of Limitations

Because the information above included only those exposures that existed at June 30, 2017, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2017, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

EARTHSTONE ENERGY, INC.

Date:	August 8, 2017	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration

INDEX TO EXHIBITS

Exhibit No.	Description	Filed Herewith	Furnished Herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act		X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X