Form 10-K/A
period 2016-12-31
EARTHSTONE ENERGY INC
filed 2017-09-01
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (this “Second Amended Filing”) on Form 10-K/A amends the Annual Report on Form 10-K of Earthstone Energy, Inc. (the “Company”) for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017, as amended by Amendment No. 1 filed with the SEC on July 31, 2017 (together, the “Original Filing”). This Second Amended Filing is being filed solely to provide additional disclosure regarding conversion of proved undeveloped reserves into proved developed producing reserves in 2016.

For ease of reference, this Second Amended Filing amends and restates the Original Filing in its entirety. The following Items have been revised to reflect additional disclosure regarding conversion of proved undeveloped reserves into proved developed producing reserves in 2016:

●  Part I, Item 2 – Properties

●	Part II, Item 8 – Financial Statements and Supplementary Data – Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)

●  Part IV, Item 15 – Exhibits and Financial Statement Schedules

We have also updated the signature page, and the certifications of our Chief Executive Officer and Principal Accounting Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Second Amended Filing has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Second Amended Filing should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

3

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

Conversions. In 2016, all 169 MBOE of the reserve conversions occurred in our non-operated Bakken/Three Forks program in North Dakota. In early 2016 due primarily to depressed prices of oil and natural gas, we placed a lower emphasis on the conversion during the year of our proved undeveloped reserves (“PUDs”) into proved developed producing reserves. In our plan to convert these reserves over a five-year period, we estimated that $3.1 million of capital expenditure would be incurred in 2016, and the bulk of capital expenditures would occur over the following four years. Our actual 2016 capital expenditures for conversion of proved undeveloped reserves were $3.2 million, in line with our estimates. We also had estimated that these capital expenditures would result in 258 MBOE of proved developed producing reserves. Our actual estimated conversions were 169 MBOE.  The difference was due primarily to one less location being drilled than we had estimated and lower initial reserve estimates for wells in certain units where all wells in the units had not been developed. This resulted in lower reserve estimates until the remaining wells in the units are drilled.

As of December 31, 2016, our estimated proved undeveloped reserves were significantly lower than as of December 31, 2015, due to lower oil and gas prices used in making our 2016 estimates. We intend to convert our proved undeveloped reserves into proved developed producing reserves in accordance with our estimates as of the date of our reserve reports.

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

(2)	Audit-Related Fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Arrangement Agreement, dated December 16, 2015, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and Lynden Energy Corp.	8-K	001-35049	2.1	December 17, 2015
2.1(a)	First Amendment to Arrangement Agreement dated March 29, 2016, among Earthstone Energy, Inc., 1058286 B.C. Ltd. And Lynden Energy Corp.	8-K	001-35049	2.1	March 29, 2016
2.2	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
3.1	Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(i)	March 3, 2010
3.1(a)	Certificate of Amendment to Certificate of Incorporation of Earthstone Energy, Inc. dated December 20, 2010.	8-K	001-35049	3(i)	January 4, 2011
3.1(b)	Certificate of Amendment of Certificate of Incorporation of Earthstone Energy, Inc. dated December 19, 2014.	8-K	001-35049	3.1	December 29, 2014
3.1(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.1	October 26, 2015
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 10, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
4.1	Rights Agreement dated February 4, 2009 between Earthstone Energy, Inc. and Corporate Stock Transfer, Inc.	8-K	001-35049	4.1	February 5, 2009
4.1(a)	First Amendment to the Rights Agreement dated May 15, 2014, by and among Earthstone Energy, Inc., Corporate Stock Transfer, Inc., and Direct Transfer LLC.	8-A/A	001-35049	4.1	May 16, 2014

4.1(b)	Second Amendment to the Rights Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.2	May 16, 2014
4.1(c)	Third Amendment to the Rights Agreement dated October 16, 2014 between Earthstone Energy, Inc. and Direct Transfer LLC.	8-A/A	001-35049	4.1	October 20, 2014
4.2	Specimen Common Stock Certificate of Earthstone Energy, Inc.	10-K	001-35049	4.2	June 16, 2011
10.1	Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.4	December 29, 2014
10.1(a)	First Amendment to the Credit Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	December 4, 2015
10.1(b)	Second Amendment to the Credit Agreement dated May 18, 2016, by and among Earthstone Energy, Inc., Earthstone Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., Lynden Energy Corp., Lynden USA, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	May 18, 2016
10.1( c)	Third Amendment and Limited Waiver to the Credit Agreement dated July 27, 2016, by and among Earthstone Energy, Inc., Earthstone Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., Lynden Energy Corp., Lynden USA, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto.	8-K	001-35049	10.1	July 27, 2016
10.2	Exchange Agreement dated May 15, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	May 16, 2014
10.2(a)	Amendment to the Exchange Agreement dated September 26, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	October 2, 2014
10.3	Contribution Agreement dated October 16, 2014, among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Oak Valley Operating, LLC, Parallel Resource Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	October 20, 2014

10.3(a)	First Amendment to Contribution Agreement dated June 4, 2015, by and among Earthstone Energy, Inc., Oak Valley Resources, LLC, Sabine River Energy, LLC, Earthstone Operating, LLC, Parallel Resources Partners, LLC, and Flatonia Energy, LLC.	8-K	001-35049	10.1	June 10, 2015
10.4	Registration Rights Agreement dated December 19, 2014 between Earthstone Energy, Inc. and Oak Valley Resources, LLC.	8-K	001-35049	10.1	December 29, 2014
10.5	Registration Rights Agreement dated December 19, 2014, by and among Earthstone Energy, Inc., Parallel Resource Partners, LLC, Flatonia Energy, LLC, and Oak Valley Resources, LLC.	8-K	001-35049	10.2	December 29, 2014
10.6†	Earthstone Energy, Inc. Employee Severance Compensation Plan.	8-K	001-35049	10.2	May 16, 2014
10.7†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.7(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.8	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.9†	Earthstone Energy, Inc. 2011 Equity Incentive Compensation Plan.	Def. Proxy Statement	001-35049	Appendix A	July 29, 2011
10.10†	Earthstone Energy, Inc. Performance Bonus Plan.	10-K/A	001-35049	10.3	October 9, 2009
10.11	Form of Voting Support Agreement	8-K	001-35049	10.1	December 17, 2015
10.12†	Form of Restricted Stock Unit Agreement (Executive Management)	8-K	001-35049	10.1	June 1, 2016
10.13†	Form of Restricted Stock Unit Agreement (Employee)	8-K	001-35049	10.2	June 1, 2016
10.14†	Form of Restricted Stock Unit Agreement (Non-Employee Director)	8-K	001-35049	10.3	June 1, 2016
10.15	Voting and Support Agreement	8-K	001-35049	10.1	November 8, 2016
14	Code of Business Conduct and Ethics.	10-KSB/A	001-35049	14.1	May 11, 2005
21.1	List of Subsidiaries.	10-K	001-35049	21.1	March 15, 2017
23.1	Consent of Cawley, Gillespie & Associates, Inc.	10-K/A	001-35049	23.1	July 31, 2017
23.2	Consent of Grant Thornton LLP	10-K	001-35049	23.2	March 15, 2017
23.3	Consent of Weaver and Tidwell, L.L.P.	10-K	001-35049	23.3	March 15, 2017
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X
32.2	Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X

99.1	Report of Cawley, Gillespie & Associates, Inc.	10-K/A	001-35049	99.1	July 31, 2017
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Schema Document.					X
101.CAL*	XBRL Calculation Linkbase Document.					X
101.DEF*	XBRL Definition Linkbase Document.					X
101.LAB*	XBRL Label Linkbase Document.					X
101.PRE*	XBRL Presentation Linkbase Document.					X

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

	By:	/s/ Frank A. Lodzinski
	Name:	Frank A. Lodzinski
Date: September 1, 2017	Title:	President and Chief Executive Officer (Principal Executive Officer)

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

In early 2016 due primarily to depressed prices of oil and natural gas, we placed a lower emphasis on the conversion during the year of our proved undeveloped reserves (“PUDs”) into proved developed producing reserves. In our plan to convert these reserves over a five-year period, we estimated that $3.1 million of capital expenditure would be incurred in 2016, and the bulk of capital expenditures would occur over the following four years. Our actual 2016 capital expenditures for conversion of proved undeveloped reserves were $3.2 million, in line with our estimates. We also had estimated that these capital expenditures would result in 258 MBOE of proved developed producing reserves. Our actual estimated conversions were 169 MBOE.  The difference was due primarily to one less location being drilled than we had estimated and lower initial reserve estimates for wells in certain units where all wells in the units had not been developed. This resulted in lower reserve estimates until the remaining wells in the units are drilled.

As of December 31, 2016, our estimated proved undeveloped reserves were significantly lower than as of December 31, 2015, due to lower oil and gas prices used in making our 2016 estimates. We intend to convert our proved undeveloped reserves into proved developed producing reserves in accordance with our estimates as of the date of our reserve reports.

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