Form 10-Q
period 2017-09-30
EARTHSTONE ENERGY INC
filed 2017-11-02
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 1, 2017, 27,488,759 shares of Class A Common Stock, $0.001 par value per share, and 36,070,828 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2017	2016
Current assets:
Cash	$11,047	$10,200
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	15,093	13,998
Joint interest billings and other, net of allowance of $138 at September 30, 2017 and $163 at December 31, 2016	4,371	2,698
Derivative asset	147	—
Prepaid expenses and other current assets	1,299	446
Total current assets	31,957	27,342

Oil and gas properties, successful efforts method:
Proved properties	599,222	363,072
Unproved properties	291,364	51,723
Land	5,534	—
Total oil and gas properties	896,120	414,795

Accumulated depreciation, depletion and amortization	(122,842)	(145,393)
Net oil and gas properties	773,278	269,402

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $1,973 and $1,600 at September 30, 2017 and December 31 2016, respectively	1,039	1,479
Other noncurrent assets	1,078	669
TOTAL ASSETS	$824,972	$316,512
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,343	$11,927
Accrued expenses	16,516	5,392
Revenues and royalties payable	9,156	10,769
Advances	5,048	4,542
Derivative liability	1,986	4,595
Current portion of long-term debt	1,704	1,604
Total current liabilities	53,753	38,829

Noncurrent liabilities:
Long-term debt	71,400	12,693
Deferred tax liability	16,513	15,776
Asset retirement obligation	3,204	6,013
Derivative liability	422	1,575
Other noncurrent liabilities	143	169
Total noncurrent liabilities	91,682	36,226

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, no shares authorized; none issued or outstanding at September 30, 2017 and 100,000,000 shares authorized; 22,289,177 issued and 22,273,820 outstanding at December 31, 2016	—	23
Class A Common stock, $0.001 par value, 200,000,000 shares authorized; 22,988,759 issued and outstanding at September 30, 2017 and none issue or outstanding at December 31, 2016	23	—
Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized; 36,070,828 shares issued and outstanding at September 30, 2017; none issued or outstanding at December 31, 2016	36	—
Additional paid-in capital	463,009	454,202
Accumulated deficit	(227,146)	(212,308)
Treasury stock, no shares at September 30, 2017 and 15,357 shares at December 31, 2016	—	(460)
Total Earthstone Energy, Inc. equity	235,922	241,457
Noncontrolling interest	443,615	—
Total equity	679,537	241,457

TOTAL LIABILITIES AND EQUITY	$824,972	$316,512

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Oil	$25,733	$8,262	$59,815	$21,898
Natural gas	2,513	1,417	6,338	3,376
Natural gas liquids	3,036	851	6,249	1,843
Total revenues	31,282	10,530	72,402	27,117

OPERATING COSTS AND EXPENSES
Lease operating expense	5,407	4,581	14,989	11,081
Severance taxes	1,588	522	3,705	1,418
Rig idle and termination expense	—	—	—	5,059
Impairment expense	92	—	66,740	—
Depreciation, depletion and amortization	10,330	5,149	28,258	16,252
General and administrative expense	5,608	2,285	14,838	6,961
Stock-based compensation	1,687	1,328	4,645	1,889
Transaction costs	109	846	4,676	1,641
Accretion of asset retirement obligation	72	143	378	404
Exploration expense	—	—	1	5
Total operating costs and expenses	24,893	14,854	138,230	44,710

Gain on sale of oil and gas properties	2,157	8	3,848	8

Income (loss) from operations	8,546	(4,316)	(61,980)	(17,585)

OTHER INCOME (EXPENSE)
Interest expense, net	(903)	(341)	(1,873)	(934)
Write-off of deferred financing costs	-	—	(526)	—
(Loss) gain on derivative contracts, net	(3,663)	946	4,137	(2,517)
Other (expense) income, net	(66)	12	(34)	(70)
Total other income (expense)	(4,632)	617	1,704	(3,521)

Income (loss) before income taxes	3,914	(3,699)	(60,276)	(21,106)
Income tax benefit (expense)	94	(201)	10,046	(387)
Net income (loss)	4,008	(3,900)	(50,230)	(21,493)

Less: Net income (loss) attributable to noncontrolling interest	2,452	—	(35,392)	—

Net income (loss) attributable to Earthstone Energy, Inc.	$1,556	$(3,900)	$(14,838)	$(21,493)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$0.07	$(0.17)	$(0.66)	$(1.23)

Weighted average common shares outstanding:
Basic and diluted	22,905,023	22,289,177	22,638,977	17,433,079

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(50,230)	$(21,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	66,740	—
Depreciation, depletion and amortization	28,258	16,252
Accretion of asset retirement obligations	378	404
Settlement of asset retirement obligations	—	(15)
Gain on sale of oil and gas properties	(3,848)	(8)
Rig idle and termination expense	—	5,059
Total (gain) loss on derivative contracts, net	(4,137)	2,517
Operating portion of net cash received in settlement of derivative contracts	229	3,330
Stock-based compensation	4,645	1,889
Deferred income taxes	(10,046)	387
Write-off of deferred financing costs	526	—
Amortization of deferred financing costs	195	220
Changes in assets and liabilities:
Decrease in accounts receivable	6,964	9,141
Increase in prepaid expenses and other current assets	(455)	(1,790)
Decrease in accounts payable and accrued expenses	(11,522)	(3,462)
Decrease in revenues and royalties payable	(4,019)	(1,730)
Increase (decrease) in advances	506	(8,966)
Net cash provided by operating activities	24,184	1,735
Cash flows from investing activities:
Bold Contribution Agreement, net of cash acquired	(55,609)	—
Lynden Arrangement, net of cash acquired	—	(31,334)
Additions to oil and gas properties	(29,958)	(15,272)
Additions to office and other equipment	(139)	(63)
Proceeds from sales of oil and gas properties	5,054	—
Net cash used in investing activities	(80,652)	(46,669)
Cash flows from financing activities:
Proceeds from borrowings	70,000	36,597
Repayments of borrowings	(11,193)	(38,165)
Common stock exchanged and cancelled	(324)	—
Issuance of common stock, net of offering costs of $2.7 million	—	47,125
Deferred financing costs	(1,168)	(78)
Net cash provided by financing activities	57,315	45,479
Net increase in cash and cash equivalents	847	545
Cash at beginning of period	10,200	23,264
Cash at end of period	$11,047	$23,809
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,555	$688
Non-cash investing and financing activities:
Class B Common stock issued in Bold Contribution Agreement	$489,842	$—
Class A Common stock issued in Bold Contribution Agreement	$2,037	$—
Common stock issued in Lynden Arrangement	$—	$45,699
Accrued capital expenditures	$19,519	$8,938
Asset retirement obligations	$83	$101
Promissory Note	$—	$5,059

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

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto of the Company, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2016 Annual Report on Form 10-K, as amended.

The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2016 is derived from the audited Consolidated Financial Statements at that date.

Certain prior period amounts have been reclassified to conform to current period presentation within the Condensed Consolidated Financial Statements. Prior period Re-engineering and workovers in the Condensed Consolidated Statements of Operations have been reclassified from its own line item and included in Lease operating expenses, within Operating Costs and Expenses, to conform to current period presentation. This reclassification had no effect on Income (loss) from operations or any other subtotal in the Condensed Consolidated Statements of Operations.

Bold Contribution Agreement

On May 9, 2017, Earthstone completed a contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, a Texas limited liability company (“Lynden Op”), Bold Energy Holdings, LLC, a Texas limited liability company (“Bold Holdings”), and Bold Energy III LLC, a Texas limited liability company (“Bold”). The purpose of the Bold Contribution Agreement was to provide for, among other things described below, the business combination between Earthstone and Bold, which owned significant developed and undeveloped oil and natural gas properties in the Midland Basin of Texas (the “Bold Transaction”).

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Pursuant to the terms of the Bold Contribution Agreement, at the closing of the Bold Transaction, Earthstone, Bold Holdings, and the unitholders of Bold Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) relating to the shares of Class A Common Stock issuable upon the exchange of the EEH Units and Class B Common Stock held by Bold Holdings or its unitholders. In accordance with the Registration Rights Agreement, Earthstone filed a registration statement (the “Registration Statement”) with the SEC to permit the public resale of the shares of Class A Common Stock issued by Earthstone to Bold Holdings or its unitholders in connection with the exchange of Class B Common Stock and EEH Units in accordance with the terms of the First Amended and Restated Limited Liability Company Agreement of EEH. On October 18, 2017, the Registration Statement was declared effective by the SEC.

The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of September 30, 2017 at the noncontrolling interest’s respective membership interest in EEH.

New significant accounting policy

Noncontrolling Interest – represents third-party equity ownership of EEH and is presented as a component of equity in the Condensed Consolidated Balance Sheet as of September 30, 2017, as well as an adjustment to Net income (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. As of September 30, 2017, Earthstone and Lynden US owned a 38.9% membership interest in EEH while Bold Holdings owned the remaining 61.1%. See further discussion in Note 6. Noncontrolling Interest.

Recently Issued Accounting Standards

Standards not yet adopted

Revenue Recognition - In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers, which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In addition, new and enhanced disclosures will be required. The amendment is effective prospectively for reporting periods beginning on or after December 15, 2017, and early adoption is permitted for periods beginning on or after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not expect net income (loss) or cash flows to be materially impacted by the new standard; however, the Company is currently analyzing whether changes to total revenues and total expenses will be necessary to properly reflect revenue for certain gas processing agreements. The Company continues to evaluate the expected disclosure requirements, changes to relevant business practices, accounting policies and control activities as a result of adoption and has not yet developed estimates of the quantitative impact to the Company's Condensed Consolidated Financial Statements. The Company has selected the modified retrospective method and will adopt this guidance on the effective date of January 1, 2018.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed (in thousands, except share and share price amounts):

Consideration:
Shares of Class A Common Stock issued pursuant to the Bold Contribution Agreement to certain employees of Bold	150,000
EEH Units issued to Bold Holdings	36,070,828

Total equity interest issued in the Bold Transaction	36,220,828
Closing per share price of Class A Common Stock as of May 9, 2017	$13.58

Total consideration transferred (1)(2)	$491,879

Fair value of assets acquired:
Cash and cash equivalents	$2,355
Other current assets	10,078
Oil and gas properties (3)	557,704
Amount attributable to assets acquired	$570,137

Fair value of liabilities assumed:
Long-term debt (4)	$58,000
Current liabilities	17,042
Deferred tax liability	2,857
Noncurrent asset retirement obligations	359
Amount attributable to liabilities assumed	$78,258

(1)	Consideration included 150,000 shares of Class A Common Stock recorded above based upon its fair value which was determined using its closing price of $13.58 per share on May 9, 2017.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Revenue	$15,865	$99,192	$38,165
Loss before taxes	$(4,860)	$(41,420)	$(31,723)
Net loss	$(5,061)	$(31,374)	$(32,109)
Less: Net loss available to noncontrolling interest	$(3,120)	$(19,253)	$(21,587)
Net loss attributable to Earthstone Energy, Inc.	$(1,941)	$(12,121)	$(10,522)
Pro forma net loss per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$(0.09)	$(0.53)	$(0.60)

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $17.7 million and direct operating expenses of $9.8 million for the three months ended September 30, 2017, and revenues of $28.6 million and direct operating expenses of $16.0 million for the period May 9, 2017 to September 30, 2017 related to the properties acquired in the Bold Transaction.

2017 Divestitures

For the three months ended September 30, 2017, the Company sold certain non-core properties for a total cash consideration of approximately $2.7 million, while eliminating approximately $3.6 million of future abandonment obligations. The sales resulted in a net gain of approximately $2.2 million recorded in Gain on sale of oil and gas properties in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2017, the Company sold certain non-core properties for a total cash consideration of approximately $5.1 million, while eliminating approximately $3.6 million of future abandonment obligations. The sales resulted in a net gain of approximately $3.8 million recorded in Gain on sale of oil and gas properties in the Condensed Consolidated Statements of Operations.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2017.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$147	$—	$147
Total financial assets	$—	$147	$—	$147

Financial liabilities
Derivative liability - current	$—	$1,986	$—	$1,986
Derivative liability - noncurrent	—	422	—	422
Total financial liabilities	$—	$2,408	$—	$2,408

December 31, 2016
Financial liabilities
Derivative liability - current	$—	$4,595	$—	$4,595
Derivative liability - noncurrent	—	1,575	—	1,575
Total financial assets	$—	$6,170	$—	$6,170

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

Note 4. Derivative Financial Instruments

In connection with the closing of the Bold Transaction on May 9, 2017, all oil and natural gas derivative contracts were novated to EEH. The Company’s hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production for the remainder of 2017 through December 31, 2018. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2017:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2017	Crude Oil	157,500	$50.66
Q1 - Q4 2018	Crude Oil	1,279,000	$50.16
Q4 2017	Natural Gas	645,000	$3.167
Q1 - Q4 2018	Natural Gas	810,000	$3.066

Additionally, on October 30, 2017, the Company entered into additional fixed price oil swap agreements, hedging an additional 365,000 Bbls of 2019 oil production at a price of $51.55/Bbl.

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2017			December 31, 2016
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$327	$(180)	$147	$—	$—	$—
Commodity contracts	Derivative asset - noncurrent	$24	$(24)	$—	$—	$—	$—
Commodity contracts	Derivative liability - current	$(2,166)	$180	$(1,986)	$4,595	$—	$4,595
Commodity contracts	Derivative liability - noncurrent	$(446)	$24	$(422)	$1,575	$—	$1,575

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location
Total (loss) gain on commodity contracts	(Loss) gain on derivative contracts, net	$(4,159)	$413	$3,908	$(5,847)
Cash received in settlements on commodity contracts	(Loss) gain on derivative contracts, net	496	533	229	3,330
(Loss) gain on commodity contracts, net		$(3,663)	$946	$4,137	$(2,517)

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

The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. Depletion expense for oil and gas producing property and related equipment was $10.2 million and $5.0 million, for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, depletion expense for oil and gas producing property and related equipment was $27.9 million and $15.9 million, respectively.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Impairments to Oil and Natural Gas Properties

During the three months ended September 30, 2017, the Company recorded an impairment of $0.1 million to its unproved oil and natural gas properties as a result of acreage expirations to its properties located in the Eagle Ford shale trend of south Texas.  As a result of both acreage expirations and forward commodity price declines, during the nine months ended September 30, 2017, the Company recorded impairments consisting of $63.0 million to its proved oil and natural gas properties and $3.7 million to its unproved oil and natural gas properties, primarily to its properties located in the Eagle Ford shale trend of south Texas.

The Company did not record any impairments to its oil and natural gas properties for the three and nine months ended September 30, 2016.

Note 6. Noncontrolling Interest

As a result of the Bold Transaction, Earthstone became the sole managing member of, and has a controlling interest in, EEH. As the sole managing member of EEH, Earthstone operates and controls all of the business and affairs of EEH and its subsidiaries. Immediately following the Bold Transaction, Earthstone and Lynden US owned a 38.6% membership interest in EEH while Bold Holdings owned the remaining 61.4%.

The Bold Transaction was recorded in accordance with FASB ASC Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to Additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of September 30, 2017 at the noncontrolling interest’s respective membership interest in EEH. A reconciliation of the equity attributable to the noncontrolling interest as of May 9, 2017 is as follows (in thousands):

Total consideration transferred (1)	$491,879
Change to Additional paid-in capital to reflect the noncontrolling interest within equity at their membership interest	(12,872)
Portion of equity attributable to noncontrolling interest (2)	$479,007

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	See Note 2. Acquisitions and Divestitures.
(2)	Represents 61.4% of total equity attributable to EEH as of May 9, 2017.

Earthstone consolidates the financial results of EEH and its subsidiaries, and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheet as of September 30, 2017 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2017:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2016	—	—	—	—	—
May 9, 2017 - Bold Transaction	22,656,624	38.6%	36,070,828	61.4%	58,727,452
EEH Units issued in connection with Class A Common Stock issued in connection with Bold Transaction	150,000		—		150,000
EEH Units issued in connection with the vesting of restricted stock units	182,135		—		182,135
As of September 30, 2017	22,988,759	38.9%	36,070,828	61.1%	59,059,587

The following table summarizes the activity for the equity attributable to the noncontrolling interest for the nine months ended September 30, 2017 (in thousands):

2017
As of December 31, 2016	$—
Noncontrolling interest recorded within equity in connection with the closing of the Bold Transaction	479,007
Net loss attributable to noncontrolling interest	(35,392)
As of September 30, 2017	$443,615

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Net Income (Loss) Per Common Share

Net income (loss) per common share—basic is calculated by dividing Net income (loss) by the weighted average number of shares of common stock outstanding during the period (Common Stock through May 8, 2017 and Class A Common Stock from May 9, 2017 through September 30, 2017). Net income (loss) per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income (loss) by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect. A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) attributable to Earthstone Energy, Inc.	$1,556	$(3,900)	$(14,838)	$(21,493)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.07	$(0.17)	$(0.66)	$(1.23)
Diluted	$0.07	$(0.17)	$(0.66)	$(1.23)

Weighted average common shares outstanding
Basic	22,905,023	22,289,177	22,638,977	17,433,079
Add potentially dilutive securities:
Unvested restricted stock units	—	—	—	—
Diluted weighted average common shares outstanding	22,905,023	22,289,177	22,638,977	17,433,079

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net income (loss) attributable to noncontrolling interest of $37.8 million would be added back to Net income (loss) attributable to Earthstone Energy, Inc., having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc. For the three months ended September 30, 2017, the Company had no potentially dilutive restricted stock units (“RSUs”) in calculating diluted earnings per share, as the amount of unrecognized compensation costs related to outstanding RSUs exceeded the weighted average fair value of the RSUs assumed converted under the treasury stock method.  For the nine months ended September 30, 2017, the Company excluded 137,345 RSUs, in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for the period. For the three and nine months ended September 30, 2016, the Company excluded zero and 14,212 RSUs, respectively, in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class A Common Stock

At September 30, 2017, there were 22,988,759 shares of Class A Common Stock issued and outstanding. On July 1, 2017, Earthstone retired and returned the 15,357 shares of treasury stock to authorized but unissued shares of Class A Common Stock. During the period January 1, 2017 through May 8, 2017, the Company issued 382,804 shares of Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. During the period May 9, 2017 through September 30, 2017, the Company issued 182,135 shares of Class A Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. Additionally, on May 9, 2017, under the Bold Contribution Agreement, Earthstone issued 150,000 shares of Class A Common Stock valued at approximately $2.0 million on that date. For additional information, see Note 2. Acquisitions and Divestitures.

Class A Common Stock Offering

In October 2017, the Company completed a public offering of 4,500,000 shares of Class A Common Stock, at an issue price of $9.25 per share.  The Company received net proceeds from this offering of $39.2 million, after deducting underwriters’ fees and offering expenses of $2.4 million. The net proceeds from the offering were used to repay outstanding indebtedness under the EEH Credit Agreement.

Class B Common Stock

At September 30, 2017, there were 36,070,828 shares of Class B Common Stock issued and outstanding. Earthstone did not have any Class B Common Stock issued at December 31, 2016. On May 9, 2017, in connection with Earthstone’s completion of the Bold Transaction, Earthstone issued 36,070,828 shares of Class B Common Stock in exchange for $36 thousand. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. For additional information, see Note 2. Acquisitions and Divestitures.

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

The table below summarizes unvested RSU award activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	781,500	$12.53
Granted	254,500	$11.67
Forfeited	(36,000)	$13.30
Vested	(594,380)	$12.45
Unvested RSUs at September 30, 2017	405,620	$12.03

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unrecognized compensation expense related to the RSU awards at September 30, 2017 was $4.3 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 0.74 years.

Stock-based compensation expense for the three and nine months ended September 30, 2017 was $1.7 million and $4.6 million, respectively. For the three and nine months ended September 30, 2016, stock-based compensation expense was $1.3 million and $1.9 million, respectively. Stock-based compensation expense is recorded in the Condensed Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2016, the Company granted 772,500 RSUs with a weighted average grant date fair value of $12.55. As of September 30, 2016, all 772,500 RSUs were unvested.

Note 10. Long-Term Debt

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, the Company exited its credit agreement dated December 19, 2014, by and among Earthstone, Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto (as amended, modified or restated from time to time, the “ESTE Credit Agreement”). At that time, all outstanding borrowings of $10.0 million under the ESTE Credit Agreement were repaid and $0.5 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Condensed Consolidated Statements of Operations.

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

In addition, the EEH Credit Agreement requires EEH to maintain the following financial covenants: a current ratio, as defined, of not less than 1.0 to 1.0 and a leverage ratio of not greater than 4.0 to 1.0. Leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter (excluding any debt from obligations relating to non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives) to (ii) the product of EBITDAX for such fiscal quarter multiplied by four. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.

The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2017, EEH was in compliance with these covenants under the EEH Credit Agreement.

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2017, the Company had a $150.0 million borrowing base under the EEH Credit Agreement, of which $70.0 million was outstanding, bearing annual interest of 3.7311%, resulting in an additional $80.0 million of borrowing base availability under the EEH Credit Agreement.

Promissory Note

In July 2016, Earthstone issued a $5.1 million unsecured promissory note (the “Note”) to a drilling rig contractor in settlement of rig idle charges and the termination amount of the contract. These expenses which were incurred from late January 2016 through September 30, 2016 were recorded in Rig idle and termination expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. The Note was assigned to EEH in connection with the closing of the Bold Transaction. The Note is payable in monthly installments over a three-year period maturing in July 2019, bearing an annualized interest rate of 8.0% for the first 12 months, 10.0% for the subsequent 12 months, and 12.0% for the last 12 months, with no prepayment penalty. Interest expense is recognized using the effective interest method of approximately 9.1% over the life of the note. As of September 30, 2017, the Company had $3.1 million outstanding under the Note with $1.7 million included in the current portion of long-term debt.

Total Long-Term Debt

The following table below summarizes long term debt (in thousands):

	September 30,	December 31,
	2017	2016
Borrowings under Credit Agreement	$70,000	$10,000
Promissory note	3,104	4,297
Total debt	73,104	14,297
Less: Current portion of long-term debt	(1,704)	(1,604)
Long-term debt	$71,400	$12,693

For the nine months ended September 30, 2017, the Company had borrowings of $70.0 million and $11.2 million in repayments of borrowings. The borrowings included $58.0 million related to the repayment of all outstanding borrowings under Bold’s credit agreement which were assumed by EEH in connection with the closing of the Bold Transaction.

For the three and nine months ended September 30, 2017, interest on borrowings averaged 4.21% and 4.01% per annum, respectively, of which excluded commitment fees of $0.1 million and $0.2 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2016, interest on borrowings averaged 3.78% and 5.40% per annum, respectively, of which excluded commitment fees of $0.1 million and $0.2 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million respectively.

The Company capitalized $0.1 million and $1.2 million, respectively, of costs associated with the ESTE Credit Agreement for the three and nine months ended September 30, 2017. The Company did not capitalize any costs associated with its borrowings for the three months ended September 30, 2016 and capitalized $0.1 million of costs associated with its borrowings for the nine months ended September 30, 2016. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.

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

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, (in thousands):

	2017	2016
Beginning asset retirement obligations	$6,013	$5,075
Liabilities incurred	64	114
Liabilities settled	—	(15)
Acquisitions (1)	359	250
Accretion expense	378	404
Divestitures (2)	(3,629)	—
Revision of estimates	19	(13)
Ending asset retirement obligations	$3,204	$5,815

(1)	The 2017 amount is related to the Bold Transaction. The 2016 amount is related to the Lynden Arrangement.
(2)	See Note 2. Acquisitions and Divestitures.

Note 12. Related Party Transactions

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.

Flatonia Energy, LLC (“Flatonia”), which owns approximately 12.9% of the outstanding Class A Common Stock as of September 30, 2017, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $6.4 million and $20.8 million and received payments from Flatonia of $0.8 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the Company made payments to Flatonia of $5.1 million and $21.3 million and received payments from Flatonia of $5.8 million and $8.6 million, respectively. At September 30, 2017, amounts receivable from Flatonia in connection with the Operating Agreement were $1.5 million. At December 31, 2016, Earthstone had $1.5 million of outstanding receivables due from Flatonia. Amounts payable to Flatonia in connection with the Operating Agreement were $3.1 million at December 31, 2016. There were no payables outstanding and due to Flatonia as of September 30, 2017.

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

Olenik v. Lodzinksi et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against the Company’s Chief Executive Officer, along with other members of the Board, EnCap, Bold, Bold Holdings and Oak Valley. The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Bold Contribution Agreement. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone

EARTHSTONE ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

management, did not follow an adequate process in negotiating and approving the Bold Transaction, and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of the Company and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. The Company and each of the other defendants believe the claims are entirely without merit and they intend to mount a vigorous defense. The outcome of this suit is uncertain, and while the Company is confident in its position, any potential monetary recovery or loss to the Company cannot be estimated at this time.

On August 18, 2017, litigation captioned Trinity Royal Partners, LP v. Bold Energy III LLC, et al. was filed with the 142nd Judicial District of the District Court in Midland County, Texas, asserting breach of contract and indemnity claims for alleged damages from loss of property relating to two oil and natural gas wells in which Bold was the operator. Trinity Royalty Partners, LP (“Trinity”) alleges that Bold is required to indemnify Trinity under the terms of an Assignment and a Participation and Joint Development Agreement between Bold and Trinity. Damages are alleged to include costs incurred in attempting to repair and restore an oil and natural gas well and for the loss of future reserves attributable to both wells. Trinity is seeking approximately $7.2 million in damages and attorneys’ fees. Earthstone and Bold believe the suit is without any merit and Bold intends to mount a vigorous defense. The outcome of this suit is uncertain, and while the Company is confident in its position, any potential monetary recovery or loss to the Company cannot be estimated at this time.

Environmental and Regulatory

As of September 30, 2017, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.

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

During the nine months ended September 30, 2017, the Company recorded an income tax benefit for Lynden US of $2.7 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction.

During the nine months ended September 30, 2017, the Company did not record an income tax benefit for Earthstone as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, because the future realization of such loss cannot be reasonably assured and is subject to a full valuation allowance. Earthstone recorded a $7.5 million income tax benefit as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital within the Condensed Consolidated Balance Sheet.

Lynden Corp incurred no material net income (loss), or related income tax expense (benefit), for the three and nine months ended September 30, 2017.

EEH recorded deferred tax expense during nine months ended September 30, 2017 of $0.2 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in EEH’s oil and natural gas properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, as amended, that was filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, as amended.

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

Recent Developments

Bold Contribution Agreement

On May 9, 2017, Earthstone completed a contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, a Texas limited liability company (“Lynden Op”), Bold Energy Holdings, LLC, a Texas limited liability company (“Bold Holdings”), and Bold Energy III LLC, a Texas limited liability company (“Bold”). The purpose of the Bold Contribution Agreement was to provide for, among other things described below, the business combination between Earthstone and Bold, which owns significant developed and undeveloped oil and natural gas properties in the Midland Basin of west Texas (the “Bold Transaction”).

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

Pursuant to the terms of the Bold Contribution Agreement, at the closing of the Bold Transaction, Earthstone, Bold Holdings, and the unitholders of Bold Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) relating to the shares of Class A Common Stock issuable upon the exchange of the EEH Units and Class B Common Stock held by Bold Holdings or its unitholders. In accordance with the Registration Rights Agreement, Earthstone filed a registration statement (the “Registration Statement”) with the SEC to permit the public resale of the shares of Class A Common Stock issued by Earthstone to Bold Holdings or its unitholders in connection with the exchange of Class B Common Stock and EEH Units in accordance with the terms of the First Amended and Restated Limited Liability Company Agreement of EEH. On October 18, 2017, the SEC issued a Notice of Effectiveness for the Registration Statement.

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

Management’s Plans

Since establishing a substantial operated presence in the Midland Basin, we have been focused on integrating the operations, engineering, geology, land, accounting and personnel functions throughout the Company as well as continuing a drilling and completion program. Although commodity prices have been volatile in 2017, our current business plan is to continue to operate one rig primarily in the Midland Basin of west Texas throughout the rest of 2017 and through 2018. In the Eagle Ford trend, we concluded an 11 well drilling program and expect to start completion operations on those wells in November 2017.

We intend to focus on reducing our lease operating expenses and general and administrative expense on a per unit of production basis, as well as improving the efficiency of our capital spending.

We will remain vigilant in assessing volatility in the commodity prices and adjust our business plan accordingly.

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, the Company exited its credit agreement dated December 19, 2014, by and among Earthstone, Oak Valley Operating, LLC, EF Non-OP, LLC, Sabine River Energy, LLC, Basic Petroleum Services, Inc., BOKF, NA dba Bank of Texas, and the Lenders party thereto (as amended, modified or restated from time to time, the “ESTE Credit Agreement”). At that time, all outstanding borrowings of $10.0 million under the ESTE Credit Agreement were repaid and $0.5 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Condensed Consolidated Statements of Operations.

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

The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2017, EEH was in compliance with these covenants under the EEH Credit Agreement.

As of September 30, 2017, the Company had a $150 million borrowing base under the EEH Credit Agreement, of which $70 million was outstanding, bearing annual interest of 3.7311%, resulting in an additional $80 million of borrowing base availability under the EEH Credit Agreement.

Class A Common Stock Offering

In October 2017, the Company completed a public offering of 4,500,000 shares of Class A Common Stock, at a public offering price of $9.25 per share, receiving net proceeds of $39.2 million, after deducting underwriters’ fees and offering expenses of $2.4 million. The net proceeds were used to repay outstanding indebtedness under the EEH Credit Agreement. We also agreed to issue and sell to the underwriters, at their option, up to 675,000 additional shares of Class A Common Stock under an overallotment option expiring November 23, 2017. As of the date of the filing of this quarterly report, the option had not been exercised.

Divestiture of Assets

During the nine months ended September 30, 2017, we sold several small legacy properties for cash consideration of approximately $4.2 million. These properties were substantially non-operated, low margin properties which produced approximately 341 Boepd (64% gas) year to date. We may seek further sales of smaller, non-core assets through year-end pending economic prices. We are also considering a divestiture of our Bakken non-operated assets, which averaged approximately 876 Boepd (64% oil, 82% liquids) during the third quarter. A sale of these assets would allow us to further support our growth in the Midland Basin.

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

Closing of Denver Office

On June 30, 2017, Earthstone management informed the employees of its office located in Denver, Colorado, that it would be closing those offices and providing severance pay, consisting of both regular salary and benefits, for a specified period, if the employee agreed to stay through the transition period ended July 31, 2017.

Areas of Operation

Our core areas of operations are in the Midland Basin of west Texas, the Eagle Ford trend of south Texas and the Bakken/Three Forks formations of North Dakota.

Our operating results for the three and nine months ended September 30, 2017, were affected by the following factors:

•	In early 2016, we survived a low commodity price environment and industry downturn by reducing our costs and capital expenditures.
•	On May 18, 2016, Earthstone acquired Lynden US giving rise to our Midland Basin operations.
•

Our pre-Lynden US inventory of wells that were drilled but not completed in 2014 and 2015 were completed in the fourth quarter of 2016 in an improved commodity price environment compared to earlier in 2016.

•	On May 9, 2017, we completed the Bold Transaction, adding significant production to our operating results.
•	Commodity prices continue to be volatile.

Midland Basin

We believe that the Midland Basin continues to have attractive economics and we expect to continue to focus our attention on growing our footprint through acreage trades, acquisitions, development drilling and merger and acquisition opportunities. We are acutely focused on expansion in the Midland Basin and production results continue to be as good or better than we projected. Well results in the Wolfcamp formation have continued to meet or exceed our expectations.

We have been operating a one drilling rig program in the Midland Basin and plan to maintain a one rig program throughout the remainder of 2017 and 2018, with a view toward adding a second rig at some point in 2018 based upon commodity prices, our drilling results and liquidity. We recently completed drilling our seventh Midland Basin well (100% working interest) located in Reagan County and recently completed a three well pad (100% working interest) in Reagan County. We currently have a rig drilling the first well of a two-well pad in Reagan County, and we anticipate that the rig will thereafter be moved to Midland County to drill a two well pad. There are currently five wells in Reagan County waiting on completion for which we plan to initiate completion operations in November 2017.

We continue to be active in acreage trades and acquisitions in the Midland Basin which generally allow for longer laterals, increased operated inventory and greater operating efficiency.

Eagle Ford Trend

We recently completed an 11 well drilling program for 2017 in southern Gonzales County, Texas by drilling six wells in our Crosby Unit. Completion operations on the 11 wells are expected to begin in November 2017. We expect our 2018 drilling program to be consistent with our 2017 program. Additionally, during each of the second and third quarters of 2017, we entered into a Joint Development Agreements ("JDA") in southern Gonzales County. In each of the two JDA’s, the financial partner is obligated to pay a promoted (higher) share of the capital expenditures to earn 50% of our interest in these units and adjacent acreage. Based on current estimates, the two JDA’s are expected to reduce the Company's overall capital expenditures by approximately $17 million, allowing the Company to shift capital resources from the Eagle Ford to the Midland Basin while still maintaining operating control over its Eagle Ford program.

Additionally, the impacts from Hurricane Harvey during the third quarter were relatively minimal for us in the Eagle Ford, with no significant damages to our operations there. Minor weather associated delays in initiating completion operations in southern Gonzales County may reduce the number of our wells brought online during the last quarter of 2017, pushing some completions into early 2018.

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

The following significant change has been made to our critical accounting policies during the nine months ended September 30, 2017:

The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of September 30, 2017 at the noncontrolling interest’s respective membership interest in EEH.

Noncontrolling Interest – represents third-party equity ownership of EEH and is presented as a component of equity in the Condensed Consolidated Balance Sheet as of September 30, 2017, as well as an adjustment to Net income (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended September30, 2017. As of September 30, 2017, Earthstone and Lynden US held 38.9% of the outstanding membership interests in EEH while Bold Holdings held the remaining 61.1%. See further discussion in Note 6. Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change
Sales volumes:
Oil (MBbl)	563	201	180%
Natural gas (MMcf)	967	563	72%
Natural gas liquids (MBbl)	166	71	134%
Barrels of oil equivalent (MBOE)	890	366	143%

Average prices realized: (1)
Oil (per Bbl)	$45.73	$41.11	11%
Natural gas (per Mcf)	$2.60	$2.52	3%
Natural gas liquids (per Bbl)	$18.29	$11.95	53%

(In thousands)
Oil revenues	$25,733	$8,262	211%
Natural gas revenues	$2,513	$1,417	77%
Natural gas liquids revenues	$3,036	$851	257%

Lease operating expense	$5,407	$4,581	18%
Severance taxes	$1,588	$522	204%
Depreciation, depletion and amortization	$10,330	$5,149	101%
General and administrative expense	$5,608	$2,285	145%
Stock-based compensation	$1,687	$1,328	27%
Transaction costs	$109	$846	-87%
Gain on sale of oil and gas properties	$2,157	$8	NM
Interest expense, net	$(903)	$(341)	165%
(Loss) gain on derivative contracts, net	$(3,663)	$946	-487%
Income tax benefit (expense)	$94	$(201)	-147%

(1) Prices presented exclude any effects of oil and natural gas derivatives.

NM – Not Meaningful

Oil revenues

For the three months ended September 30, 2017, oil revenues increased by approximately $17.5 million or 211% relative to the comparable period in 2016. Of the increase, approximately $0.9 million was attributable to an increase in our realized price and $16.6 million was attributable to increased volume. Our average realized price per Bbl increased from $41.11 for the three months ended September 30, 2016 to $45.73 or 11% for the three months ended September 30, 2017. We had a net increase in the volume of oil sold of 362 MBbls, or 180%, primarily due to the Midland Basin properties we acquired in the Bold Transaction.

Natural gas revenues

For the three months ended September 30, 2017, natural gas revenues increased by $1.1 million or 77% relative to the comparable period in 2016. The increase was primarily attributable to an increase in volume. The total volume of natural gas produced and sold increased 404 MMcf, or 72%, driven by an additional 483 MMcf from our Midland Basin properties acquired in the Bold Transaction.

Natural gas liquids revenues

For the three months ended September 30, 2017, natural gas liquids revenues increased by $2.2 million or 257% relative to the comparable period in 2016. Of the increase, approximately $0.5 million was attributable to an increase in our realized price and $1.7 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 95 MBbls, or 134%, primarily due to an additional 100 MBbls from our Midland Basin properties acquired in the Bold Transaction.

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

LOE increased by $0.8 million or 18% for the three months ended September 30, 2017 relative to the comparable period in 2016. The increase was primarily the result of the costs to operate the producing assets acquired in the Bold Transaction, that were not incurred in the prior year period.

Severance taxes

Severance taxes for the three months ended September 30, 2017, increased by $1.1 million or 204% relative to the comparable period in 2016, primarily due to the increases in production volumes and oil and natural gas prices. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.

Depreciation, depletion and amortization (“DD&A”)

DD&A for the three months ended September 30, 2017, increased by $5.2 million, or 101% relative to the comparable period in 2016, due to the addition of the assets acquired in the both the Lynden Arrangement and Bold Transaction to the depletable base, as well as increased production volumes.

General and administrative expense (“G&A”)

G&A consists primarily of employee remuneration, professional and consulting fees and other overhead expenses. G&A increased by $3.3 million for the three months ended September 30, 2017 relative to the comparable period in 2016. The increase was primarily due to both the retention of certain employees of Bold, as well as the payment and accrual of severance to certain Bold and Denver office employees. Additionally, legal expenses increased due to litigation described in Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-based compensation

Stock-based compensation includes the expense associated with grants under the 2014 Plan of restricted stock units (“RSUs”) to employees and non-employee directors. Stock-based compensation was $1.7 million for the three months ended September 30, 2017, compared to $1.3 million in the prior year period.

Transaction costs

Transaction costs consist primarily of professional and consulting fees associated with the Bold Transaction and the Lynden Arrangement.

Gain on sale of oil and gas properties

During the three months ended September 30, 2017, we sold certain of our non-core oil and gas properties in Texas, Montana, Oklahoma and North Dakota. In connection with these sales, we recorded gains totaling $2.2 million. See Note 2. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $0.3 million for the three months ended September 30, 2016 to $0.9 million for the three months ended September 30, 2017 primarily due to the increase in borrowings for the current period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

(Loss) gain on derivative contracts, net

For the three months ended September 30, 2017, we recorded a net loss on derivative contracts of $3.7 million, consisting of net realized gain on settlements of $0.5 million and unrealized mark-to-market losses of $4.2 million. For the three months ended September 30, 2016, we recorded a net gain on derivative contracts of $0.9 million, consisting of net realized gains on settlements of $0.5 million and unrealized mark-to-market gains of $0.4 million.

Income tax benefit (expense)

Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns resulting from the Lynden Arrangement that includes Lynden US and Earthstone. During the three months ended September 30, 2017, we recorded an income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH after the Bold Transaction and EEH recorded deferred tax benefit of $0.3 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in EEH’s oil and natural gas properties.

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change
Sales volumes:
Oil (MBbl)	1,300	607	114%
Natural gas (MMcf)	2,328	1,593	46%
Natural gas liquids (MBbl)	350	161	117%
Barrels of oil equivalent (MBOE)	2,038	1,034	97%

Average prices realized: (1)
Oil (per Bbl)	$46.02	$36.09	28%
Natural gas (per Mcf)	$2.72	$2.12	28%
Natural gas liquids (per Bbl)	$17.86	$11.43	56%

(In thousands)
Oil revenues	$59,815	$21,898	173%
Natural gas revenues	$6,338	$3,376	88%
Natural gas liquids revenues	$6,249	$1,843	239%

Lease operating expense	$14,989	$11,081	35%
Severance taxes	$3,705	$1,418	161%
Rid idle and termination expense	$—	$5,059	-100%
Impairment expense	$66,740	$—	NM
Depreciation, depletion and amortization	$28,258	$16,252	74%
General and administrative expense	$14,838	$6,961	113%
Stock-based compensation	$4,645	$1,889	146%
Transaction costs	$4,676	$1,641	185%
Gain on sale of oil and gas properties	$3,848	$8	NM
Interest expense, net	$(1,873)	$(934)	101%
Write-off of deferred financing costs	$(526)	$—	NM
Gain (loss) on derivative contracts, net	$4,137	$(2,517)	-264%
Income tax benefit (expense)	$10,046	$(387)	NM

(1) Prices presented exclude any effects of oil and natural gas derivatives.

NM – Not Meaningful

Oil revenues

For the nine months ended September 30, 2017, oil revenues increased by approximately $37.9 million or 173% relative to the comparable period in 2016. Of the increase, approximately $6.0 million was attributable to an increase in our realized price and $31.9 million was attributable to increased volume. Our average realized price per Bbl increased from $36.09 for the nine months ended September 30, 2016 to $46.02 or 28% for the nine months ended September 30, 2017. We had a net increase in the volume of oil sold of 693 MBbls or 114%, primarily due to the Midland Basin properties we acquired in the Bold Transaction.

Natural gas revenues

For the nine months ended September 30, 2017, natural gas revenues increased by $3.0 million or 88% relative to the comparable period in 2016. Of the increase, approximately $1.0 million was attributable to an increase in our realized price and $2.0 million was attributable to increased volume. Our average realized price per Mcf increased from $2.12 for the nine months ended September 30, 2016 to $2.72 or 28% for the nine months ended September 30, 2017. The total volume of natural gas produced and sold increased 735 MMcf or 46% primarily due to the Midland Basin properties we acquired in the Bold Transaction.

Natural gas liquids revenues

For the nine months ended September 30, 2017, natural gas liquids revenues increased by $4.4 million or 239% relative to the comparable period in 2016. Of the increase, approximately $1.0 million was attributable to an increase in our realized price and $3.4 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 189 MBbls or 117%, primarily due to 156 MBbls of additional volume provided by the Midland Basin properties we acquired in the Bold Transaction.

Lease operating expense (“LOE”)

LOE increased by $3.9 million or 35% for the nine months ended September 30, 2017 relative to the comparable period in 2016, primarily due to costs to operate the producing assets acquired in the Bold Transaction and the Lynden Arrangement that were not present in the prior year period.

Severance taxes

Severance taxes for the nine months ended September 30, 2017 increased by $2.3 million or 161% relative to the comparable period in 2016, primarily due to the increase in oil and natural gas prices. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.

Rig idle and termination expense

We incurred rig idle and contract termination expenses of $5.1 million during the nine months ended September 30, 2016. In July 2016, we entered into an agreement with a rig contractor to terminate our contract with the contractor. Per the terms of the agreement, a termination fee for the remaining commitment on the contract was due and the termination fees were retroactively applied to January 2016, when we suspended drilling and temporarily idled the drilling rig. In connection with the termination, we issued a three-year amortizing promissory note with a principal amount of $5.1 million, which was equivalent to the idle charges and contract termination fee.

Impairment expense

As a result of significant forward commodity price declines, as described below in Liquidity and Capital Resources, Commodity Prices, and the recording of certain acreage expirations, we recognized $66.7 million of non-cash asset impairments during the nine months ended September 30, 2017 that have negatively impacted our results of operations and equity. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.7 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford shale trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.

Depreciation, depletion and amortization

DD&A increased for the nine months ended September 30, 2017 by $12.0 million, or 74% relative to the comparable period in 2016, due to the addition of the assets acquired in the Bold Transaction and the Lynden Arrangement to the depletable base, as well as increased production volumes.

General and administrative expense (“G&A”)

G&A increased by $7.9 million for the nine months ended September 30, 2017 relative to the comparable period in 2016, primarily due to both the retention of certain employees of Bold, as well as the payment and accrual of severance to certain Bold and Denver office employees. Additionally, legal expenses increased due to litigation described in Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Stock-based compensation

Stock-based compensation was $4.6 million for the nine months ended September 30, 2017, as compared to $1.9 million in the prior year period. However, the current year amount is not comparable to the prior year period as the initial grant was made near the end of the prior year period on May 20, 2016.

Transaction costs

Transaction costs consist primarily of professional and consulting fees associated with the Bold Transaction and the Lynden Arrangement.

Gain on sale of oil and gas properties

During the nine months ended September 30, 2017, we sold certain of our non-core oil and gas properties in Texas, Montana, Oklahoma and North Dakota. In connection with these sales, we recorded gains totaling $3.8 million. See Note 2. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense increased from $0.9 million for the nine months ended September 30, 2016 to $1.9 million for the nine months ended September 30, 2017, primarily the increase in borrowings for the current period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

Write-off of deferred financing costs

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone exited the ESTE Credit Agreement and $0.5 million of remaining unamortized deferred financing costs were written off.

Gain (loss) on derivative contracts, net

For the nine months ended September 30, 2017, we recorded a net gain on derivative contracts of $4.1 million, consisting of unrealized mark-to-market gains of $3.9 million and net realized gains on settlements of $0.2 million. For the nine months ended September 30, 2016, we recorded a net loss on derivative contracts of $2.5 million, consisting of net realized gains on settlements of $3.3 million offset by unrealized mark-to-market losses of $5.8 million.

Income tax benefit (expense)

During the nine months ended September 30, 2017, the Company recorded an income tax benefit for Lynden US of $2.7 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction.

During the nine months ended September 30, 2017, the Company did not record an income tax benefit for Earthstone as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, because the future realization of such loss cannot be reasonably assured and is subject to a full valuation allowance. Earthstone recorded a $7.5 million income tax benefit as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital within the Condensed Consolidated Balance Sheet.

Lynden Corp incurred no material net income (loss), or related income tax expense (benefit), for the three and nine months ended September 30, 2017.

EEH recorded deferred tax expense during nine months ended September 30, 2017 of $0.2 million related to the Texas Margin Tax as the deficit margin generated during the period cannot be carried forward to offset future taxable margin related to state basis differences in EEH’s oil and natural gas properties.

Liquidity and Capital Resources

We expect to finance future acquisition and development activities through available working capital, cash flows from operating activities, borrowings under the EEH Credit Agreement, sale of non-strategic assets, various means of corporate and project financing, assuming we can access debt and equity markets. In addition, we may continue to partially finance our drilling activities through the sale of participating rights to industry partners or financial institutions, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2017 were $24.2 million compared to $1.7 million for the nine months ended September 30, 2016. The increase in operating cash flows from the prior period was primarily due to changes in our working capital resulting from commodity price volatility and the producing assets acquired in Bold Transaction and the Lynden Arrangement. We believe we have sufficient liquidity and capital resources to execute our business plan over the next 12 months and for the foreseeable future.

We had working capital, defined as Total current assets less Total current liabilities, as set forth in our Condensed Consolidated Balance Sheets, as a deficit of $21.8 million as of September 30, 2017 compared to a deficit of $11.5 million as of December 31, 2016. The working capital deficit, as defined above, is a result of the two-step drilling and completion process. Typically, we will drill numerous wells per pad and, once all the wells are drilled, they are completed and begin production. This process inherently involves timing differences between ultimate cash outflows and cash inflows.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were $80.7 million and $46.7 million, respectively. Cash flows used in investing activities for the nine months ended September 30, 2017 included $55.6 million required to complete the Bold Transaction and $30.0 million in capital expenditures primarily related to the drilling and completion of wells in the Midland Basin on acreage acquired in the Bold Transaction, offset by $5.1 million in proceeds from the divestiture of certain non-core assets. Cash flows used in investing activities for the nine months ended September 30, 2016 related primarily to the cash required to complete the Lynden Arrangement.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 were $57.3 million which consisted primarily of borrowings under the EEH Credit Agreement which were used to repay all outstanding borrowings under Bold’s credit agreement assumed by EEH in the Bold Transaction. Cash flows provided by financing activities for the nine months ended September 30, 2016 were $45.5 million which consisted primarily of proceeds from the Common Stock offering completed in June 2016.

Capital Expenditures

We recently revised our estimated 2017 capital expenditures downward from approximately $115 million to approximately $85 million, largely as a result of the reduction of approximately $17 million of drilling and completion capital based on our joint development agreements in the Eagle Ford and reduction by approximately $10 million in our land and infrastructure expenditures in the Midland Basin.  Capital expenditures for the three and nine months ended September 30, 2017 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Drilling and completions	$24,968	$41,162
Leasehold costs	145	1,003
Other acquisition	1,202	1,457
Surface land	987	1,803
Total capital expenditures	$27,302	$45,425

Public Offering

As described above, in October 2017, we completed a public offering of 4,500,000 shares of Class A Common Stock, at a public offering price of $9.25 per share, receiving net proceeds of $39.2 million, after deducting underwriters’ fees and offering expenses of $2.4 million. The net proceeds from the offering were used to repay outstanding indebtedness under the EEH Credit Agreement.

Credit Agreement

On May 9, 2017, in connection with the closing of the Bold Transaction, Earthstone became party to the EEH Credit Agreement described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Credit Agreement. As of September 30, 2017, the Company had a $150 million borrowing base under the EEH Credit Agreement, of which $70 million was outstanding, bearing an annual interest rate of 3.7311%, resulting in an additional $80 million of borrowing base availability under the EEH Credit Agreement.

Commodity Prices

Commodity prices are volatile and can fluctuate significantly. Through September 30, 2017, oil prices have declined 8% and natural gas prices declined 15% compared to December 31, 2016. If the commodity price environment continues to decline, it will have an adverse impact on our revenues, cash flows, estimated reserves and planned capital expenditures, and could result in further impairments of our proved and unproved oil and natural gas properties.

Impairments to Oil and Natural Gas Properties

As a result of significant forward commodity price declines, in the second quarter of 2017, we recognized $66.7 million of non-cash asset impairments that have negatively impacted our results of operations and equity. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.7 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford shale trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.

Hedging Activities

As of September 30, 2017, we had hedged a total of 157,500 Bbls of remaining 2017 oil production at an average price of $50.66/Bbl and 645,000 MMBtu of remaining 2017 natural gas production at average price of $3.167/MMBbtu. As of September 30, 2017, we had hedged a total of 1,279,000 Bbls of 2018 oil production at an average price of $50.16/Bbl and 810,000 MMBtu of 2018 natural gas production at average price of $3.066/MMBtu. Additionally, on October 30, 2017, we entered into additional fixed price oil swap agreements, hedging an additional 365,000 Bbls of 2019 oil production at a price of $51.55/Bbl.

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

The following is a summary of our open oil and natural gas derivative contracts as of September 30, 2017:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2017	Crude Oil	157,500	$50.66
Q1 - Q4 2018	Crude Oil	1,279,000	$50.16
Q4 2017	Natural Gas	645,000	$3.167
Q1 - Q4 2018	Natural Gas	810,000	$3.066

Additionally, on October 30, 2017, we entered into additional fixed price oil swap agreements, hedging an additional 365,000 Bbls of 2019 oil production at a price of $51.55/Bbl.

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $2.3 million at September 30, 2017. Based on the published commodity futures price curves for the underlying commodity as of September 30, 2017, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $7.7 million to an overall net liability position of $10.0 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $7.7 million to an overall net asset position of $5.4 million. There would also be a similar increase or decrease in Gain (loss) on derivative contracts, net in the Condensed Consolidated Statements of Operations.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on LIBOR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At September 30, 2017, the outstanding borrowings under the EEH Credit Agreement were $70.0 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At September 30, 2017, the interest rate on borrowings under the EEH

Credit Agreement was 3.7311% per year. If borrowings at September 30, 2017 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $0.3 million per year.

Disclosure of Limitations

Because the information above included only those exposures that existed at September 30, 2017, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2017, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2017.

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

EARTHSTONE ENERGY, INC.

Date:	November 2, 2017	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration