Form 10-Q
period 2018-03-31
EARTHSTONE ENERGY INC
filed 2018-05-03
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35049
_________________________________________________________
EARTHSTONE ENERGY, INC.
(Exact name of registrant as specified in its charter)
 _________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, 27,871,256 shares of Class A Common Stock, $0.001 par value per share, and 35,858,123 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2018	2017
Current assets:
Cash	$11,058	$22,955
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	17,241	14,978
Joint interest billings and other, net of allowance of $138 at March 31, 2018 and December 31, 2017	19,732	7,778
Derivative asset	213	184
Prepaid expenses and other current assets	1,382	1,178
Total current assets	49,626	47,073

Oil and gas properties, successful efforts method:
Proved properties	627,252	605,039
Unproved properties	275,067	275,025
Land	5,382	5,534
Total oil and gas properties	907,701	885,598

Accumulated depreciation, depletion and amortization	(127,628)	(118,028)
Net oil and gas properties	780,073	767,570

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $2,196 and $2,093 at March 31, 2018 and December 31 2017, respectively	854	947
Derivative asset	103	—
Other noncurrent assets	1,140	1,207
TOTAL ASSETS	$849,416	$834,417
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,261	$33,472
Revenues and royalties payable	18,883	10,288
Accrued expenses	10,024	8,707
Advances	19,418	4,587
Derivative liability	12,483	11,805
Total current liabilities	65,069	68,859

Noncurrent liabilities:
Long-term debt	30,000	25,000
Deferred tax liability	10,764	10,515
Asset retirement obligation	1,777	2,354
Derivative liability	2,280	1,826
Other noncurrent liabilities	129	131
Total noncurrent liabilities	44,950	39,826

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common stock, $0.001 par value, 200,000,000 shares authorized; 27,864,956 issued and outstanding at March 31, 2018 and 27,584,638 issued and outstanding at December 31, 2017	28	28

Class B Common Stock, $0.0001 par value, 50,000,000 shares authorized; 35,858,123 shares issued and outstanding at March 31, 2018; 36,052,169 issued and outstanding at December 31, 2017	36	36
Additional paid-in capital	507,815	503,932
Accumulated deficit	(219,501)	(224,822)
Total Earthstone Energy, Inc. equity	288,378	279,174
Noncontrolling interest	451,019	446,558
Total equity	739,397	725,732

TOTAL LIABILITIES AND EQUITY	$849,416	$834,417
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES
Oil	$34,417	$12,519
Natural gas	2,684	1,694
Natural gas liquids	3,794	1,130
Total revenues	40,895	15,343

OPERATING COSTS AND EXPENSES
Lease operating expense	4,657	4,339
Severance taxes	2,037	790
Depreciation, depletion and amortization	9,708	7,889
General and administrative expense	4,639	3,492
Stock-based compensation	1,940	1,311
Transaction costs	—	803
Accretion of asset retirement obligation	41	152
Total operating costs and expenses	23,022	18,776

Gain on sale of oil and gas properties	449	—

Income (loss) from operations	18,322	(3,433)

OTHER INCOME (EXPENSE)
Interest expense, net	(613)	(337)
(Loss) gain on derivative contracts, net	(5,275)	4,460
Other income, net	6	1
Total other income (expense)	(5,882)	4,124

Income before income taxes	12,440	691
Income tax (expense) benefit	(249)	38
Net income	12,191	729

Less: Net income attributable to noncontrolling interest	6,870	—

Net income attributable to Earthstone Energy, Inc.	$5,321	$729

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03

Weighted average common shares outstanding:
Basic	27,783,805	22,276,996
Diluted	27,911,924	22,585,474

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,191	$729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,708	7,889
Accretion of asset retirement obligations	41	152
Settlement of asset retirement obligations	(52)	—
Gain on sale of oil and gas properties	(449)	—
Total loss (gain) on derivative contracts, net	5,275	(4,460)
Operating portion of net cash paid in settlement of derivative contracts	(4,275)	(586)
Stock-based compensation	1,940	1,311
Deferred income taxes	249	(38)
Amortization of deferred financing costs	69	79
Changes in assets and liabilities:
Decrease in accounts receivable	737	5,920
Increase in prepaid expenses and other current assets	(314)	(214)
Decrease in accounts payable and accrued expenses	(17,611)	(1,710)
Increase (decrease) in revenues and royalties payable	8,595	(5,161)
Increase in advances	662	455
Net cash provided by operating activities	16,766	4,366
Cash flows from investing activities:
Additions to oil and gas properties	(33,372)	(4,168)
Additions to office and other equipment	(15)	—
Proceeds from sales of oil and gas properties	195	—
Net cash used in investing activities	(33,192)	(4,168)
Cash flows from financing activities:
Proceeds from borrowings	20,000	—
Repayments of borrowings	(15,000)	(392)
Cash paid related to the exchange and cancellation of Class A Common Stock	(468)	—
Deferred financing costs	(3)	—
Net cash provided by (used in) financing activities	4,529	(392)
Net decrease in cash and cash equivalents	(11,897)	(194)
Cash at beginning of period	22,955	10,200
Cash at end of period	$11,058	$10,006
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$383	$147
Non-cash investing and financing activities:
Accrued capital expenditures	$8,967	$1,575
Asset retirement obligations	$(181)	$21
 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Earthstone Energy, Inc., a Delaware corporation ("Earthstone" and together with its consolidated subsidiaries, the "Company"), is a growth-oriented independent oil and natural gas development and production company. In addition, the Company is active in corporate mergers and the acquisition of oil and natural gas properties that have production and future development opportunities. The Company's operations are all in the upstream segment of the oil and natural gas industry and all its properties are onshore in the United States.
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
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2017 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2017 is derived from the audited Consolidated Financial Statements at that date.
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
The Bold Transaction was structured in a manner commonly known as an “Up-C.” Under this structure and the Bold Contribution Agreement, (i) Earthstone recapitalized its common stock, $0.001 par value per share (the “Common Stock”), into two classes – Class A common stock, $0.001 par value per share (the “Class A Common Stock”), and Class B common stock, $0.001 par value per share (the “Class B Common Stock”), and all of the Common Stock, was recapitalized on a one-for-one basis for Class A Common Stock (the “Recapitalization”); (ii) Earthstone transferred all of its membership interests in Earthstone Operating, LLC, Sabine River Energy, LLC, EF Non-Op, LLC and Earthstone Legacy Properties, LLC (formerly Earthstone GP, LLC) and $36,071 in cash from the sale of Class B Common Stock to Bold Holdings (collectively, the “Earthstone Assets”) to EEH, in exchange for 16,791,296 membership units of EEH (the “EEH Units”); (iii) Lynden US transferred all of its membership interests in Lynden Op to EEH in exchange for 5,865,328 EEH Units; (iv) Bold Holdings transferred all of its membership interests in Bold to EEH in exchange for 36,070,828 EEH Units and purchased 36,070,828 shares of Class B Common Stock issued by Earthstone for $36,071; and (v) Earthstone granted an aggregate of 150,000 fully vested shares of Class A Common Stock under Earthstone’s 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), to certain employees of Bold. Each EEH Unit, together with one share of Class B Common Stock, are convertible into one share of Class A Common Stock.
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
The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of March 31, 2018 at the noncontrolling interest’s respective membership interest in EEH.
Recently Issued Accounting Standards
Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers, which seeks to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. This new revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The new standard is now effective prospectively for reporting periods beginning on or after December 15, 2017. The Company adopted the new standard, as required, beginning with the first quarter of 2018, with no material impact on its Consolidated Financial Statements.
Statement of Cash Flows – In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented in the statement of cash flows. This update provides guidance on eight specific cash flow issues. The standards update is effective for interim and annual periods beginning after December 15, 2017 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company adopted the new standard, as required, beginning with the first quarter of 2018, with no material impact on its Consolidated Financial Statements.
Business Combinations – In January 2017, the FASB issued updated guidance that clarifies the definition of a business, which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company adopted the new standard, as required, beginning with the first quarter of 2018, with no material impact on its Consolidated Financial Statements.
Compensation – Stock Compensation – In May 2017, the FASB issued updated guidance that provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The update is effective for annual periods beginning after December 15, 2017, and early adoption is permitted, including adoption in any interim period. The Company adopted the new standard, as required, beginning with the first quarter of 2018, with no material impact on its Consolidated Financial Statements.
Leases – In February 2016, the FASB issued updated guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company expects to adopt this update, as required, beginning with the first quarter of 2019. The Company is in the process of evaluating the impact, if any, of the adoption of this guidance on its Consolidated Financial Statements.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the consideration transferred, fair value of assets acquired and liabilities assumed (in thousands, except unit, share and share price amounts):

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Bold Transaction and the Bakken Sale (discussed below) had been completed as of January 1, 2017. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for Bold and Earthstone and adjusted to include: (i) depletion expense applied to the adjusted basis of the properties acquired and (ii) to eliminate non-recurring transaction costs directly related to the Bold Transaction that do not have a continuing impact on the Company’s operating results. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

Three Months Ended March 31,
2017
Revenue	$31,410
Income before taxes	$11,101
Net income	$11,139
Less: Net income available to noncontrolling interest	$6,812
Net income attributable to Earthstone Energy, Inc.	$4,327
Pro forma net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.19
Diluted	$0.19
The Company has included in its Condensed Consolidated Statements of Operations, revenues of $27.3 million and direct operating expenses of $10.3 million for the three months ended March 31, 2018 related to the properties acquired in the Bold Transaction.
On December 20, 2017, the Company sold all of its oil and natural gas leases, oil and natural gas wells and associated assets located in the Williston Basin in North Dakota (the "Bakken Sale") for a net cash consideration of approximately $26.4 million after normal and customary purchase price adjustments of $0.9 million to account for net cash flows from the effective date to the closing date. The effective date of the sale was December 1, 2017.
Note 3. Fair Value Measurements
FASB ASC Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2018.

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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$213	$—	$213
Derivative asset - noncurrent	—	103	—	103
Total financial assets	$—	$316	$—	$316

Financial liabilities
Derivative liability - current	$—	$12,483	$—	$12,483
Derivative liability - noncurrent	—	2,280	—	2,280
Total financial liabilities	$—	$14,763	$—	$14,763

December 31, 2017
Financial assets
Derivative asset - current	—	184	—	184
Total financial assets	—	184	—	184

Financial liabilities
Derivative liability - current	$—	$11,805	$—	$11,805
Derivative liability - noncurrent	—	1,826	—	1,826
Total financial assets	$—	$13,631	$—	$13,631
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
Goodwill

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Asset Retirement Obligations
The estimated fair value of the Company's asset retirement obligation at inception is determined by utilizing the income approach by applying a credit-adjusted risk-free rate, which takes into account the Company's credit risk, and the time value of money to the undiscounted expected abandonment cash flows, including estimates of plugging, abandonment and remediation costs and well life. Given the unobservable nature of the inputs, the measurement of the asset retirement obligations was classified as Level 3 in the fair value hierarchy. See Note 11. Asset Retirement Obligations for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.
Performance Units
Stock-based compensation related to performance used is estimated utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome, and has been classified as Level 3 in the fair value hierarchy. Stock-based compensation related to performance units is described in Note 9. Stock-Based Compensation.
Note 4. Derivative Financial Instruments
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2018	Crude Oil	1,076,750	$51.10
Q1 - Q4 2019	Crude Oil	1,076,600	$55.37
Q2 - Q4 2018	Crude Oil Basis Swap(1)	453,750	(0.15)
Q2 - Q4 2018	Natural Gas	1,825,000	$2.95

(1)	The basis differential price is between Midland - WTI and the NYMEX - WTI.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2018			December 31, 2017
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$213	$—	$213	$184	$—	$184
Commodity contracts	Derivative asset - noncurrent	$103	$—	$103	$—	$—	$—
Commodity contracts	Derivative liability - current	$14,241	$(1,758)	$12,483	$11,805	$—	$11,805
Commodity contracts	Derivative liability - noncurrent	$2,280	$—	$2,280	$1,826	$—	$1,826
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2018	2017
Total (loss) gain on commodity contracts	(Loss) gain on derivative contracts, net	$(1,000)	$5,046
Cash paid in settlements on commodity contracts	(Loss) gain on derivative contracts, net	(4,275)	(586)
(Loss) gain on commodity contracts, net		$(5,275)	$4,460
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
Costs incurred to maintain wells and related equipment, lease and well operating costs, and other exploration costs are charged to expense as incurred. Gains and losses arising from the sale of properties are included in Income (loss) from operations in the Condensed Consolidated Statements of Operations.
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2018 and 2017, depletion expense for oil and gas producing property and related equipment was $9.6 million and $7.8 million, respectively.
Proved Properties

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Impairments to Oil and Natural Gas Properties
The Company did not record any impairments to its oil and natural gas properties for the three months ended March 31, 2018 and 2017.
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the three months ended March 31, 2018:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2017	27,584,638	43.3%	36,052,169	56.7%	63,636,807
EEH Units and Class B Common Stock converted to Class A Common Stock	194,046		(194,046)		—
EEH Units issued in connection with the vesting of restricted stock units	86,272		—		86,272
As of March 31, 2018	27,864,956	43.7%	35,858,123	56.3%	63,723,079

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activity for the equity attributable to the noncontrolling interest for the three months ended March 31, 2018 (in thousands):

2018
As of December 31, 2017	$446,558
EEH Units and Class B Common Stock converted to Class A Common Stock	(2,409)
Net income attributable to noncontrolling interest	6,870

As of March 31, 2018	$451,019
Note 7. Net Income Per Common Share
Net income per common share—basic is calculated by dividing Net income by the weighted average number of shares of common stock outstanding during the period (Class A Common Stock for the three months ended March 31, 2018 and Common Stock for the three months ended March 31, 2017). Net income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.
A reconciliation of Net income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income attributable to Earthstone Energy, Inc.	$5,321	$729

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03

Weighted average common shares outstanding
Basic	27,783,805	22,276,996
Add potentially dilutive securities:
Unvested restricted stock units	128,119	308,478
Diluted weighted average common shares outstanding	27,911,924	22,585,474
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net income attributable to noncontrolling interest of $6.9 million would be added back to Net income attributable to Earthstone Energy, Inc., having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
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
Class A Common Stock
At March 31, 2018 and December 31, 2017, there were 27,864,956 and 27,584,638 shares of Class A Common Stock issued and outstanding, respectively. During the three months ended March 31, 2018, the Company issued 86,272 shares of Class A Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. During the three months ended March

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

31, 2017, 285,875 shares of Common Stock were issued as a result of the vesting and settlement of restricted stock units under the 2014 Plan.
Class B Common Stock
At March 31, 2018 and December 31, 2017, there were 35,858,123 and 36,052,169 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three months ended March 31, 2018, 194,046 shares of Class B Common Stock, along with 194,046 EEH Units, were exchanged for 194,046 shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units ("RSUs"). On May 9, 2017, and in connection with the completion of the Bold Contribution Agreement, and upon approval by the stockholders of Earthstone, the 2014 Plan was amended to increase the number of shares of Class A Common Stock authorized to be issued under the 2014 Plan by 4.3 million shares, to a total of 5.8 million shares. Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. Prior to May 9, 2017, the Company determined the fair value of granted RSUs based on the market price of the Common Stock on the date of the grant. Beginning on May 9, 2017, the Company began determining the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred.
The table below summarizes unvested RSU award activity for the three months ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2017	969,245	$9.89
Granted	258,500	$9.25
Forfeited	(29,099)	$10.76
Vested	(114,936)	$11.36
Unvested RSUs at March 31, 2018	1,083,710	$9.56
The unrecognized compensation expense related to the RSU awards at March 31, 2018 was $8.7 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 1.03 years.
The table below summarizes unvested RSU award activity for the three months ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	781,500	$12.53
Granted	48,000	$13.38
Forfeited	(25,000)	$13.30
Vested	(285,875)	$12.24
Unvested RSUs at March 31, 2017	518,625	$12.72
For the three months ended March 31, 2018 and March 31, 2017, Stock-based compensation related to RSUs was $1.8 million and $1.3 million, respectively. Stock-based compensation is recorded in the Condensed Consolidated Statements of Operations with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheet.
Performance Units
On February 28, 2018, the Board granted 252,500 performance units (“PSUs”) to certain named executive officers pursuant to the 2014 Plan. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

commencing on February 28, 2018 and ending on February 28, 2021 (the “Performance Period”) of performance criteria established by the Board.
The number of shares of Class A Common Stock that may be issued will be determined by multiplying the number of PSUs granted by the Relative Total Shareholder Return ("TSR") Percentage (0% to 200%).  The “Relative TSR Percentage” is the percentage, if any, achieved by attainment of a certain predetermined range of targets for the Performance Period. Accordingly, the potential aggregate number of shares of Class A Common Stock issuable under the outstanding PSU awards range from zero to 505,000.
TSR for the Company and each of the peer companies is generally determined by dividing (A) the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the last calendar day of the Performance Period minus the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the first day of the Performance Period plus cash dividends paid over the Performance Period by (B) the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the first day of the Performance Period.
As of March 31, 2018, there were 252,500 PSUs outstanding. There were no PSUs outstanding as of December 31, 2017. The unrecognized compensation expense related to the PSU awards at March 31, 2018 was $3.4 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 1.48 years.
The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per PSU to be $13.75. For the three months ended March 31, 2018, Stock-based compensation related to the PSUs was approximately $0.1 million. There was no Stock-based compensation related to the PSUs for the three months ended March 31, 2017.
Note 10. Long-Term Debt
Credit Agreement
On May 9, 2017, in connection with the closing of the Bold Transaction, the Company exited its credit agreement dated December 19, 2014, by and among Earthstone and its subsidiaries, BOKF, NA dba Bank of Texas, and the Lenders party thereto (as amended, modified or restated from time to time, the “ESTE Credit Agreement”). At that time, all outstanding borrowings of $10.0 million under the ESTE Credit Agreement were repaid and $0.5 million of remaining unamortized deferred financing costs were expensed.
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
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.25% or (b) the prime lending rate of Bank of Texas plus 1.25% to 2.25%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.50% per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2018, EEH was in compliance with the covenants under the EEH Credit Agreement.
As of March 31, 2018, the Company had a $185.0 million borrowing base under the EEH Credit Agreement, of which $30.0 million was outstanding, bearing annual interest of 4.127%, resulting in an additional $155.0 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2017, there were $25.0 million of borrowings outstanding under the EEH Credit Agreement.
For the three months ended March 31, 2018, the Company had borrowings of $20.0 million and $15.0 million in repayments of borrowings.
For the three months ended March 31, 2018, interest on borrowings averaged 3.62% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2017, interest on borrowings averaged 4.92% per annum, which excluded commitment fees of $0.1 million.
The Company capitalized $0.003 million of costs associated with the EEH Credit Agreement for the three months ended March 31, 2018. The Company did not capitalize any costs associated with its borrowings for the three months ended March 31, 2017. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, (in thousands):

	2018	2017
Beginning asset retirement obligations	$2,354	$6,013
Liabilities incurred	1	1
Liabilities settled	(52)	—
Accretion expense	41	152
Divestitures	(385)	—
Revision of estimates	(182)	20
Ending asset retirement obligations	$1,777	$6,186

Note 12. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.5% of the outstanding Class A Common Stock and 4.7% of our Class A Common Stock and Class B Common Stock combined together as a single class as of March 31, 2018, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $6.2 million and $7.2 million and received payments from Flatonia of $2.1 million and $1.5 million

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, amounts receivable from Flatonia in connection with the Operating Agreement were $0.6 million and $1.3 million, respectively. There were no payables outstanding and due to Flatonia as of March 31, 2018 or December 31, 2017.
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
Environmental and Regulatory
As of March 31, 2018, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
Note 14. Income Taxes
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA") that significantly changes the federal income taxation of business entities. The TCJA, among other things, reduces the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain capital expenditures instead of deductions for depreciation expense over time. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the TCJA, the Company provisionally recorded income tax expense of $7.8 million related to the TCJA in the fourth quarter of 2017. As of March 31, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of the TCJA. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the TCJA. As additional guidance is issued one or more of the provisional amounts may change.
The Company’s corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns and one Canadian income tax return which include Lynden US, Earthstone, and Lynden Corp. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of EEH, net of the non-controlling interest. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.
During the three months ended March 31, 2018, the Company recorded an income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH. During the three months ended March 31, 2018, the Company recorded an income tax expense for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2018.
During the three months ended March 31, 2017, the Company recorded an income tax benefit for Lynden US of $0.04 million as a result of a pre-tax net loss of $0.13 million. During the three months ended March 31, 2017, the Company recorded an income tax expense for Earthstone of $0.29 million as a result of pre-tax net income of $0.83 million, which was used to reduce the valuation recorded against its deferred tax asset, as future realization of the net deferred tax asset cannot be assured. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, as amended, that was filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2017, which are included in our 2017 Annual Report on Form 10-K.
Overview
Earthstone Energy, Inc., a Delaware corporation ("Earthstone" and together with its consolidated subsidiaries, the "Company," "our," "we," "us," or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers and, to a lesser extent, exploration activities. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our primary assets are located in the Midland Basin of west Texas and the Eagle Ford Trend of south Texas.
Since the closing of the Bold Transaction in May 2017 (described below), our focus has been primarily in the Midland Basin of west Texas where our acreage has multiple stacked pay intervals in the Wolfcamp and, to a lesser extent, the Spraberry formations. We believe the Midland Basin area is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons and high drilling success rates.
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

Bold Transaction
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
Management’s Plans
Our plans for 2018 include a focus on the Midland Basin by continuing the development of our properties and by further expanding our acreage footprint as an operator. Our development program for 2018 presently includes drilling 20 wells and our acreage expansion program includes looking for opportunities where we can trade acreage with other operators or bolt on acreage through acquisitions. Our intent is to increase our overall operated locations and allow us to develop our acreage with long horizontal laterals (7,500 to 10,000+ foot lateral lengths). We will also remain active in seeking M&A transactions in this highly economic return geographic area. At our Eagle Ford Trend properties, we will continue development with a financial partner. Our development program includes drilling 10 wells. In order to achieve these plans, we have an approved budget of $170 million. Commodity prices continue to be volatile and we intend to be vigilant to adjust our business plans accordingly.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin
In our leasehold acreage located in the Midland Basin, we completed five wells (two operated and three non-operated) during the first quarter of 2018 that were drilled in 2017 or were in progress at December 31, 2017. We also spud 14 wells (nine operated and five non-operated) for which we will initiate completion activities when we accumulate an adequate inventory to commence. We expect to complete all but one of the aforementioned wells in the second quarter of 2018.
Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we completed six wells during the first quarter that were drilled in 2017 or were in progress at December 31, 2017. We also spud five wells that are scheduled to be completed in the second quarter.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2018.

Results of Operations
Three Months Ended March 31, 2018, compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Change
Sales volumes:
Oil (MBbl)	546	257	112%
Natural gas (MMcf)	1,044	632	65%
Natural gas liquids (MBbl)	150	64	134%
Barrels of oil equivalent (MBOE)	870	426	104%

Average prices realized: (1)
Oil (per Bbl)	$63.07	$48.77	29%
Natural gas (per Mcf)	$2.57	$2.68	(4)%
Natural gas liquids (per Bbl)	$25.30	$17.62	44%

(In thousands)
Oil revenues	$34,417	$12,519	175%
Natural gas revenues	$2,684	$1,694	58%
Natural gas liquids revenues	$3,794	$1,130	236%

Lease operating expense	$4,657	$4,339	7%
Severance taxes	$2,037	$790	158%
Depreciation, depletion and amortization	$9,708	$7,889	23%
General and administrative expense	$4,639	$3,492	33%
Stock-based compensation	$1,940	$1,311	48%
Transaction costs	$—	$803	(100)%
Gain on sale of oil and gas properties	$449	$—	NM
Interest expense, net	$(613)	$(337)	82%
(Loss) gain on derivative contracts, net	$(5,275)	$4,460	(218)%
Income tax (expense) benefit	$(249)	$38	(755)%
(1) Prices presented exclude any effects of oil and natural gas derivatives.
NM – Not Meaningful
Oil revenues
For the three months ended March 31, 2018, oil revenues increased by approximately $21.9 million or 175% relative to the comparable period in 2017. Of the increase, approximately $3.7 million was attributable to an increase in our realized price and $18.2 million was attributable to increased volume. Our average realized price per Bbl increased from $48.77 for the three months ended March 31, 2017 to $63.07 or 29% for the three months ended March 31, 2018. We had a net increase in the volume of oil sold of 289 MBbls or 112%, primarily due to the Midland Basin properties we acquired in the Bold Transaction.
Natural gas revenues
For the three months ended March 31, 2018, natural gas revenues increased by $1.0 million or 58% relative to the comparable period in 2017. Of the increase, approximately $0.1 million was attributable to a decrease in our realized price and $1.1 million was attributable to increased volume. Our average realized price per Mcf decreased from $2.68 for the three months ended March 31, 2017 to $2.57 or 4% for the three months ended March 31, 2018. The total volume of natural gas produced and sold increased 412 MMcf or 65% primarily due to the Midland Basin properties we acquired in the Bold Transaction.
Natural gas liquids revenues

For the three months ended March 31, 2018, natural gas liquids revenues increased by $2.7 million or 236% relative to the comparable period in 2017. Of the increase, approximately $0.5 million was attributable to an increase in our realized price and $2.2 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 86 MBbls or 134%, primarily due to additional volume provided by the Midland Basin properties we acquired in the Bold Transaction.
Lease operating expense (“LOE”)
LOE increased by $0.3 million or 7% for the three months ended March 31, 2018 relative to the comparable period in 2017, primarily due to costs to operate the producing assets acquired in the Bold Transaction that were not present in the prior year period, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Severance taxes
Severance taxes for the three months ended March 31, 2018 increased by $1.2 million or 158% relative to the comparable period in 2017, primarily due to the increased prices of oil and natural gas liquids. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended March 31, 2018 by $1.8 million, or 23% relative to the comparable period in 2017, due to the addition of the assets acquired in the Bold Transaction to the depletable base, as well as increased production volumes.
General and administrative expense (“G&A”)
G&A increased by $1.1 million for the three months ended March 31, 2018 relative to the comparable period in 2017, due to the expanded organization and infrastructure, primarily employee-related costs, resulting from the Bold Transaction.
Stock-based compensation
Stock-based compensation was $1.9 million for the three months ended March 31, 2018, as compared to $1.3 million in the prior year period due to accumulation of 2016 and 2017 equity awards as well as the increased number of eligible employees resulting from the Bold Transaction.
Gain on sale of oil and gas properties
During the three months ended March 31, 2018, we sold certain non-core oil and gas properties, recording gains totaling $0.4 million.
Interest expense, net
Interest expense increased from $0.3 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018, primarily due to higher average borrowings outstanding as compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the three months ended March 31, 2018, we recorded a net loss on derivative contracts of $5.3 million, consisting of unrealized mark-to-market losses of $1.0 million and net realized losses on settlements of $4.3 million. For the three months ended March 31, 2017, we recorded a net gain on derivative contracts of $4.5 million, consisting of net realized loss on settlements of $0.5 million offset by unrealized mark-to-market gains of $5.0 million.
Income tax benefit (expense)
Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns and one Canadian income tax return which include Lynden US, Earthstone, and Lynden Corp. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss of EEH, net of the non-controlling interest. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.

During the three months ended March 31, 2018, we recorded an income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH. During the three months ended March 31, 2018, we recorded an income tax expense for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2018.
During the three months ended March 31, 2017, we recorded an income tax benefit for Lynden US of $0.04 million as a result of a pre-tax net loss of $0.13 million. During the three months ended March 31, 2017, we recorded an income tax expense for Earthstone of $0.29 million as a result of pre-tax net income of $0.83 million, which was used to reduce the valuation recorded against its deferred tax asset, as future realization of the net deferred tax asset cannot be assured. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2017.
Liquidity and Capital Resources
With the Bold Transaction, we acquired significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 10,000-foot lateral lengths, in the Midland Basin is capital intensive. At March 31, 2018, we had approximately $11 million in cash and $155 million in unused borrowing capacity under the EEH Credit Agreement for a total of $166 million in liquidity. We currently estimate 2018 capital expenditures to be approximately $170.0 million, which assumes an approximate 20 well program running one rig for our operated acreage in the Midland Basin and an approximate 10 well program for our operated Eagle Ford acreage as well as some activity for our non-operated Midland Basin properties and land and infrastructure activities. We likely will outspend our cash flows provided by operating activities over at least the next twelve months from the date of this report based on current assumptions; however, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months to meet our cash requirements. We will continue to evaluate and prepare operationally for the possible deployment of a second rig in our operated Midland Basin acreage.
Working Capital is defined as Total current assets less Total current liabilities, as set forth in our Condensed Consolidated Balance Sheets, as a deficit of $15.4 million as of March 31, 2018 compared to a deficit of $21.8 million as of December 31, 2017. The working capital deficit, as defined above, is a result of the two-step drilling and completion process. Typically, we will drill numerous wells per pad and, once we have an inventory of drilled wells, we begin completion activities. Upon completion, production begins. This process inherently involves timing differences between ultimate cash outflows and cash inflows. Additionally, our current liabilities include $12.5 million of Derivative liability which is unrealized and a significant contributor to our working capital deficit.
We expect to finance future acquisition and development activities through available working capital, cash flows from operating activities, borrowings under the EEH Credit Agreement and, various means of corporate and project financing, assuming we can effectively access debt and equity markets. In addition, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2018 were $16.8 million compared to $4.4 million for the three months ended March 31, 2017. The increase in operating cash flows from the prior period was primarily due to changes in our working capital resulting from commodity price volatility and the producing assets acquired in Bold Transaction.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were $33.2 million and $4.2 million, respectively. Cash flows used in investing activities for the three months ended March 31, 2018 included $33.4 million in capital expenditures primarily related to the drilling and completion of wells in the Midland Basin on acreage acquired in the Bold Transaction, partially offset by $0.2 million in proceeds from the divestiture of certain non-core assets. Cash flows used in investing activities for the three months ended March 31, 2017 consisted of capital expenditures related to our Lynden Corp properties.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2018 were $4.5 million which consisted primarily of net borrowings under the EEH Credit Agreement. Cash flows used in financing activities for the three months ended March 31, 2017 were $0.4 million which consisted of repayments on a promissory note to a drilling contractor.

Capital Expenditures
We have set our 2018 capital budget, which currently assumes a one-rig program for our operated acreage in the Midland Basin and a 10 well program for our operated Eagle Ford acreage. We will continue to evaluate and prepare operationally for the possible deployment of a second rig in our operated Midland Basin acreage in the latter half of 2018. Our anticipated capital expenditures for the remainder of 2018 are currently estimated to be $147.5 million.
Our accrual basis capital expenditures for the three months ended March 31, 2018 were as follows (in thousands):

Three Months Ended March 31, 2018
Drilling and completions	$22,320
Leasehold costs	136
Total capital expenditures	$22,456
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
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.25% or (b) the prime lending rate of Bank of Texas plus 1.25% to 2.25%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.50% per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2018, EEH was in compliance with these covenants under the EEH Credit Agreement.

As of March 31, 2018, the Company had a $185.0 million borrowing base under the EEH Credit Agreement, of which $30.0 million was outstanding, bearing annual interest of 4.127%, resulting in an additional $155.0 million of borrowing base availability under the EEH Credit Agreement.
Hedging Activities
As of March 31, 2018, we had hedged a total of 1,077 MBbls of remaining 2018 oil production at an average price of $51.10/Bbl and 1,825,000 MMBtu of remaining 2018 natural gas production at average price of $2.95/MMBbtu. As of March 31, 2018, we had hedged a total of 1,077 MBbls of 2019 oil production at an average price of $55.37/Bbl. Additionally, we have a Crude Oil Basis Swap of $(0.15) for 454 MBbls of remaining 2018 oil production between Midland - WTI and the NYMEX - WTI.
Obligations and Commitments
There have been no changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
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
The Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production for the remainder of 2018 through December 31, 2019. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.

The following is a summary of our open oil and natural gas derivative contracts as of March 31, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2018	Crude Oil	1,076,750	$51.10
Q1 - Q4 2019	Crude Oil	1,076,600	$55.37
Q2 - Q4 2018	Crude Oil Basis Swap(1)	453,750	$(0.15)
Q2 - Q4 2018	Natural Gas	1,825,000	$2.95

(1)	The basis differential price is between Midland - WTI and the NYMEX - WTI.
Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $14.4 million at March 31, 2018. Based on the published commodity futures price curves for the underlying commodity as of March 31, 2018, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $13.4 million to an overall net liability position of $27.8 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $13.4 million to an overall net liability position of $1.1 million. There would also be a similar increase or decrease in (Loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations.
Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on LIBOR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At March 31, 2018, the outstanding borrowings under the EEH Credit Agreement were $30.0 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At March 31, 2018, the interest rate on borrowings under the EEH Credit Agreement was 4.127% per year. If borrowings at March 31, 2018 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $0.1 million per year.
Disclosure of Limitations
Because the information above included only those exposures that existed at March 31, 2018, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2018, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2018.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2018	17,680	$10.63	—	—
February 2018	—	—	—	—
March 2018	10,984	$10.06	—	—

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

EARTHSTONE ENERGY, INC.

Date:	May 3, 2018	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration