Form 10-Q
period 2018-06-30
EARTHSTONE ENERGY INC
filed 2018-08-06
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2018, 28,163,239 shares of Class A Common Stock, $0.001 par value per share, and 35,815,153 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2018	2017
Current assets:
Cash	$4,196	$22,955
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	13,564	14,978
Joint interest billings and other, net of allowance of $116 and $138 at June 30, 2018 and December 31, 2017, respectively	5,011	7,778
Derivative asset	—	184
Prepaid expenses and other current assets	2,059	1,178
Total current assets	24,830	47,073

Oil and gas properties, successful efforts method:
Proved properties	681,960	605,039
Unproved properties	272,260	275,025
Land	5,382	5,534
Total oil and gas properties	959,602	885,598

Accumulated depreciation, depletion and amortization	(138,313)	(118,028)
Net oil and gas properties	821,289	767,570

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $2,272 and $2,093 at June 30, 2018 and December 31, 2017, respectively	764	947
Other noncurrent assets	1,277	1,207
TOTAL ASSETS	$865,780	$834,417
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,307	$33,472
Revenues and royalties payable	18,725	10,288
Accrued expenses	18,499	8,707
Advances	18,746	4,587
Derivative liability	14,803	11,805
Total current liabilities	83,080	68,859

Noncurrent liabilities:
Long-term debt	22,500	25,000
Deferred tax liability	10,461	10,515
Asset retirement obligation	1,834	2,354
Derivative liability	5,502	1,826
Other noncurrent liabilities	109	131
Total noncurrent liabilities	40,406	39,826

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common stock, $0.001 par value, 200,000,000 shares authorized; 28,131,464 issued and outstanding at June 30, 2018 and 27,584,638 issued and outstanding at December 31, 2017	28	28

Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,846,928 shares issued and outstanding at June 30, 2018; 36,052,169 issued and outstanding at December 31, 2017	36	36
Additional paid-in capital	509,381	503,932
Accumulated deficit	(218,851)	(224,822)
Total Earthstone Energy, Inc. equity	290,594	279,174
Noncontrolling interest	451,700	446,558
Total equity	742,294	725,732

TOTAL LIABILITIES AND EQUITY	$865,780	$834,417
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Oil	$31,903	$21,563	$66,320	$34,082
Natural gas	1,783	2,131	4,467	3,825
Natural gas liquids	3,464	2,083	7,258	3,213
Total revenues	37,150	25,777	78,045	41,120

OPERATING COSTS AND EXPENSES
Lease operating expense	5,009	5,243	9,666	9,582
Severance taxes	1,824	1,327	3,861	2,117
Impairment expense	—	66,648	—	66,648
Depreciation, depletion and amortization	10,812	10,039	20,520	17,928
General and administrative expense	7,286	7,385	13,865	12,188
Transaction costs	—	3,764	—	4,567
Accretion of asset retirement obligation	43	154	84	306
Exploration expense	—	1	—	1
Total operating costs and expenses	24,974	94,561	47,996	113,337

Gain on sale of oil and gas properties	63	1,691	512	1,691

Income (loss) from operations	12,239	(67,093)	30,561	(70,526)

OTHER INCOME (EXPENSE)
Interest expense, net	(610)	(633)	(1,223)	(970)
Write-off of deferred financing costs	—	(526)	—	(526)
(Loss) gain on derivative contracts, net	(10,850)	3,340	(16,125)	7,800
Other income, net	391	31	397	32
Total other income (expense)	(11,069)	2,212	(16,951)	6,336

Income (loss) before income taxes	1,170	(64,881)	13,610	(64,190)
Income tax benefit	302	9,914	53	9,952
Net income (loss)	1,472	(54,967)	13,663	(54,238)

Less: Net income (loss) attributable to noncontrolling interest	822	(37,844)	7,692	(37,844)

Net income (loss) attributable to Earthstone Energy, Inc.	$650	$(17,123)	$5,971	$(16,394)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.02	$(0.75)	$0.21	$(0.73)
Diluted	$0.02	$(0.75)	$0.21	$(0.73)

Weighted average common shares outstanding:
Basic	27,987,509	22,728,011	27,886,220	22,503,750
Diluted	28,036,052	22,728,011	27,967,421	22,503,750

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$13,663	$(54,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	—	66,648
Depreciation, depletion and amortization	20,520	17,928
Accretion of asset retirement obligations	84	306
Settlement of asset retirement obligations	(79)	—
Gain on sale of oil and gas properties	(512)	(1,691)
Total loss (gain) on derivative contracts, net	16,125	(7,800)
Operating portion of net cash paid in settlement of derivative contracts	(9,267)	(267)
Stock-based compensation	4,013	2,958
Deferred income taxes	(54)	(9,952)
Write-off of deferred financing costs	—	526
Amortization of deferred financing costs	143	137
Changes in assets and liabilities:
Decrease in accounts receivable	4,475	3,233
Increase in prepaid expenses and other current assets	(992)	(522)
Decrease in accounts payable and accrued expenses	(17,286)	(3,148)
Increase (decrease) in revenues and royalties payable	8,437	(1,905)
Increase (decrease) in advances	14,159	(535)
Net cash provided by operating activities	53,429	11,678
Cash flows from investing activities:
Bold Contribution Agreement, net of cash acquired	—	(55,609)
Additions to oil and gas properties	(68,516)	(10,048)
Additions to office and other equipment	(53)	(103)
Proceeds from sales of oil and gas properties	210	2,416
Net cash used in investing activities	(68,359)	(63,344)
Cash flows from financing activities:
Proceeds from borrowings	25,000	70,000
Repayments of borrowings	(27,500)	(10,792)
Cash paid related to the exchange and cancellation of Class A Common Stock	(1,116)	—
Deferred financing costs	(213)	(1,071)
Net cash (used in) provided by financing activities	(3,829)	58,137
Net (decrease) increase in cash	(18,759)	6,471
Cash at beginning of period	22,955	10,200
Cash at end of period	$4,196	$16,671
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$986	$740
Non-cash investing and financing activities:
Accrued capital expenditures	$25,791	$27,054
Asset retirement obligations	$(141)	$21
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
Prior-period Stock-based compensation in the Condensed Consolidated Statements of Operations has been reclassified from its own line item and included in General and administrative expense, within Operating Costs and Expenses, to conform to current-period presentation. This reclassification had no effect on Income (loss) from operations, Income (loss) before income taxes, or Net income (loss) for the three and six months ended June 30, 2018 and 2017.
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
The Bold Transaction was structured in a manner commonly known as an “Up-C.” Under this structure and the Bold Contribution Agreement, (i) Earthstone recapitalized its common stock, $0.001 par value per share (the “Common Stock”), into two classes – Class A common stock, $0.001 par value per share (the “Class A Common Stock”), and Class B common stock, $0.001 par value per share (the “Class B Common Stock”), and all of the Common Stock, was recapitalized on a one-for-one basis for Class A Common Stock (the “Recapitalization”); (ii) Earthstone transferred all of its membership interests in Earthstone Operating, LLC, Sabine River Energy, LLC, EF Non-Op, LLC and Earthstone Legacy Properties, LLC (formerly Earthstone GP, LLC) and $36,071 in cash from the sale of Class B Common Stock to Bold Holdings (collectively, the “Earthstone Assets”) to EEH, in exchange for 16,791,296 membership units of EEH (the “EEH Units”); (iii) Lynden US transferred all of its membership interests in Lynden Op to EEH in exchange for 5,865,328 EEH Units; (iv) Bold Holdings transferred all of its membership interests in Bold to EEH in exchange for 36,070,828 EEH Units and purchased 36,070,828 shares of Class B Common Stock issued by Earthstone for $36,071; and (v) Earthstone granted an aggregate of 150,000 fully vested shares of Class A Common Stock under Earthstone’s 2014 Long-Term Incentive Plan, as amended and restated (the “2014 Plan”), to certain employees of Bold. Each EEH Unit, together with one share of Class B Common Stock, are convertible into one share of Class A Common Stock.
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
The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of June 30, 2018 at the noncontrolling interest’s respective membership interest in EEH.
Recently Issued Accounting Standards
Revenue Recognition – On January 1, 2018, we adopted the FASB accounting standards update for “Revenue from Contracts with Customers,” which superseded the revenue recognition requirements in “Topic 605, Revenue Recognition,” using the modified retrospective method. Adoption of this standard did not have a significant impact on our consolidated statements of operations or cash flows. We implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and generate the disclosures required under the new standard. Revenues for the sale of oil, natural gas and natural gas liquids are recognized as the product is delivered to our customers’ custody transfer points and collectability is reasonably assured. We fulfill the performance obligations under our customer contracts through daily delivery of oil, natural gas and natural gas liquids to our customers’ custody transfer points and revenues are recorded on a monthly basis. The prices received for oil, natural gas and natural gas liquids sales under our contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, our revenues from the sale of oil, natural gas and natural gas liquids will decrease if market prices decline. The sales of oil, natural gas and natural gas liquids as presented on the Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and natural gas liquids on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Leases – In February 2016, the FASB issued updated guidance on accounting for leases. The update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The standards update is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The Company expects to adopt this update, as required, beginning with the first quarter of 2019. The Company is in the process of evaluating the impact of this guidance, if any, of the adoption of this guidance on its Consolidated Financial Statements.
Intangibles - Goodwill and Other – In January 2017, the FASB issued updated guidance simplifying the test for goodwill impairment. The update eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impact of this guidance, if any, on its Consolidated Financial Statements.
Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting In June 2018, the FASB issued updated guidance simplifying the guidance on nonemployee share-based payments. The update is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance, if any, on its Consolidated Financial Statements.
Codification Improvements – In July 2018, the FASB issued an update which does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is in the process of evaluating the impact of this update, if any, on its Consolidated Financial Statements.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Revenue	$33,176	$62,755
Loss before taxes	$(55,939)	$(45,854)
Net loss	$(46,025)	$(35,902)
Less: Net loss available to noncontrolling interest	$(28,557)	$(22,056)
Net loss attributable to Earthstone Energy, Inc.	$(17,468)	$(13,846)
Pro forma net loss per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.77)	$(0.59)
Diluted	$(0.77)	$(0.59)
The Company has included in its Condensed Consolidated Statements of Operations, revenues of $24.3 million and $51.6 million, respectively and direct operating expenses of $12.3 million and $22.6 million, respectively for the three and six months ended June 30, 2018 related to the properties acquired in the Bold Transaction.
On December 20, 2017, the Company sold all of its oil and natural gas leases, oil and natural gas wells and associated assets located in the Williston Basin in North Dakota (the "Bakken Sale") for a net cash consideration of approximately $27.3 million after normal and customary purchase price adjustments of $0.3 million to account for net cash flows from the effective date to the closing date. The effective date of the sale was December 1, 2017.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2018.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$—	$—	$—
Derivative asset - noncurrent	—	—	—	—
Total financial assets	$—	$—	$—	$—

Financial liabilities
Derivative liability - current	$—	$14,803	$—	$14,803
Derivative liability - noncurrent	—	5,502	—	5,502
Total financial liabilities	$—	$20,305	$—	$20,305

December 31, 2017
Financial assets
Derivative asset - current	$—	$184	$—	$184
Derivative asset - noncurrent	—	—	—	—
Total financial assets	$—	$184	$—	$184

Financial liabilities
Derivative liability - current	$—	$11,805	$—	$11,805
Derivative liability - noncurrent	—	1,826	—	1,826
Total financial assets	$—	$13,631	$—	$13,631

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Performance Units
Stock-based compensation related to performance is estimated utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome, and has been classified as Level 3 in the fair value hierarchy. Stock-based compensation related to performance units is described in Note 9. Stock-Based Compensation.
Note 4. Derivative Financial Instruments
The Company’s hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2020. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency.
The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2018	Crude Oil	873,400	$54.31
Q1 - Q4 2019	Crude Oil	1,259,100	$57.15
Q3 - Q4 2018	Crude Oil (Basis Swap)(1)	303,600	$(0.15)
Q1 - Q4 2019	Crude Oil (Basis Swap)(1)	365,000	$(5.95)
Q1 - Q4 2020	Crude Oil (Basis Swap)(1)	366,000	$(5.95)
Q3 - Q4 2018	Crude Oil (Basis Swap)(2)	184,000	$6.35
Q1 - Q4 2019	Crude Oil (Basis Swap)(2)	365,000	$4.50
Q3 - Q4 2018	Natural Gas	1,220,000	$2.95

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.
Additionally, on July 9, 2018, the Company entered into additional crude oil basis swap agreements, limiting the basis differential between WTI Midland Argus Crude and the WTI NYMEX to a weighted average price differential of -$7.75/Bbl for 547,500 Bbls of its 2019 crude oil production.

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2018			December 31, 2017
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$—	$—	$—	$184	$—	$184
Commodity contracts	Derivative liability - current	$20,044	$(5,241)	$14,803	$11,805	$—	$11,805
Commodity contracts	Derivative liability - noncurrent	$6,052	$(550)	$5,502	$1,826	$—	$1,826
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2018	2017	2018	2017
Total (loss) gain on commodity contracts	(Loss) gain on derivative contracts, net	$(5,858)	$3,021	$(6,858)	$8,067
Cash (paid) received in settlements on commodity contracts	(Loss) gain on derivative contracts, net	(4,992)	319	(9,267)	(267)
(Loss) gain on commodity contracts, net		$(10,850)	$3,340	$(16,125)	$7,800

Note 5. Oil and Natural Gas Properties

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended June 30, 2018 and 2017, depletion expense for oil and gas producing property and related equipment was $10.7 million and $9.9 million, respectively. For the six months ended June 30, 2018 and 2017, depletion expense for oil and gas producing property and related equipment was $20.3 million and $17.7 million, respectively.
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
Impairments to Oil and Natural Gas Properties
The Company did not record any impairments to its oil and natural gas properties for the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2017, the Company recorded impairments consisting of $63.0 million to its proved oil and natural gas properties and $3.6 million to its unproved oil and natural gas properties, primarily to its properties located in the Eagle Ford Trend of south Texas.

Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the six months ended June 30, 2018:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2017	27,584,638	43.3%	36,052,169	56.7%	63,636,807
EEH Units and Class B Common Stock converted to Class A Common Stock	205,241		(205,241)		—
EEH Units issued in connection with the vesting of restricted stock units	341,585		—		341,585
As of June 30, 2018	28,131,464	44.0%	35,846,928	56.0%	63,978,392
The following table summarizes the activity for the equity attributable to the noncontrolling interest for the six months ended June 30, 2018 (in thousands):

2018
As of December 31, 2017	$446,558
EEH Units and Class B Common Stock converted to Class A Common Stock	(2,550)
Net income attributable to noncontrolling interest	7,692

As of June 30, 2018	$451,700
Note 7. Net Income (Loss) Per Common Share
Net income (loss) per common share—basic is calculated by dividing Net income (loss) by the weighted average number of shares of common stock outstanding during the period (Common Stock for the period from January 1, 2017 through May 8, 2017 and Class A Common Stock thereafter). Net income (loss) per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net income (loss) by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to Earthstone Energy, Inc.	$650	$(17,123)	$5,971	$(16,394)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.02	$(0.75)	$0.21	$(0.73)
Diluted	$0.02	$(0.75)	$0.21	$(0.73)

Weighted average common shares outstanding
Basic	27,987,509	22,728,011	27,886,220	22,503,750
Add potentially dilutive securities:
Unvested restricted stock units	48,543	—	81,201	—
Diluted weighted average common shares outstanding	28,036,052	22,728,011	27,967,421	22,503,750
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net income (loss) attributable to noncontrolling interest of $0.8 million and $7.7 million for the three and six months ended June 30, 2018, respectively,

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

would be added back to Net income (loss) attributable to Earthstone Energy, Inc., having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc.

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
Class A Common Stock
At June 30, 2018 and December 31, 2017, there were 28,131,464 and 27,584,638 shares of Class A Common Stock issued and outstanding, respectively. During the three and six months ended June 30, 2018, Earthstone issued 255,313 and 341,585 shares, respectively, of Class A Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. During the period January 1, 2017 through May 8, 2017, Earthstone issued 382,804 shares of Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. During the period May 9, 2017 through June 30, 2017, Earthstone issued 84,825 shares of Class A Common Stock as a result of the vesting and settlement of restricted stock units under the 2014 Plan. Additionally, on May 9, 2017, under the Bold Contribution Agreement, Earthstone issued 150,000 shares of Class A Common Stock valued at approximately $2.0 million on that date. For additional information, see Note 2. Acquisitions and Divestitures.
Class B Common Stock
At June 30, 2018 and December 31, 2017, there were 35,846,928 and 36,052,169 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2018, 11,195 shares and 205,241 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. In July 2018, an additional 135,621 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units ("RSUs"). On June 6, 2018, at the annual meeting of stockholders, Earthstone's stockholders approved an amendment and restatement of the 2014 Plan, including increasing the shares of Class A Common Stock that may be issued under the Plan by 600,000 shares, to a total of 6.4 million shares.
On May 9, 2017, and in connection with the completion of the Bold Contribution Agreement, and upon approval by the stockholders of Earthstone, the 2014 Plan was amended to increase the number of shares of Class A Common Stock authorized to be issued under the 2014 Plan by 4.3 million shares, to a total of 5.8 million shares. Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. Prior to May 9, 2017, the Company determined the fair value of granted RSUs based on the market price of the Common Stock on the date of the grant. Beginning on May 9, 2017, the Company began determining the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred. Stock-based compensation is included in General and administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheet.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes unvested RSU award activity for the six months ended June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2017	969,245	$9.89
Granted	344,000	$9.35
Forfeited	(44,165)	$10.87
Vested	(454,011)	$9.93
Unvested RSUs at June 30, 2018	815,069	$9.59
For the three and six months ended June 30, 2018, Stock-based compensation related to RSUs was $1.8 million and $3.6 million, respectively. The unrecognized compensation expense related to the RSU awards at June 30, 2018 was $7.5 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 1.02 years.
The table below summarizes unvested RSU award activity for the six months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	781,500	$12.53
Granted	214,500	$12.22
Forfeited	(36,000)	$13.30
Vested	(467,629)	$12.44
Unvested RSUs at June 30, 2017	492,371	$12.42
For the three and six months ended June 30, 2017, Stock-based compensation related to RSUs was $1.6 million and $3.0 million, respectively.
Performance Units
On February 28, 2018, the Board granted 252,500 performance units (“PSUs”) to certain named executive officers pursuant to the 2014 Plan. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 28, 2018 and ending on February 28, 2021 (the “Performance Period”) of performance criteria established by the Board.
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
As of June 30, 2018, there were 252,500 PSUs outstanding. There were no PSUs outstanding as of December 31, 2017. The unrecognized compensation expense related to the PSU awards at June 30, 2018 was $3.1 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 1.36 years.
The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per PSU to be $13.75. For the three and six months ended June 30, 2018, Stock-based compensation related to the PSUs was approximately $0.3 million and $0.4 million, respectively. There was no Stock-based compensation related to the PSUs for the three and six months ended June 30, 2017.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Long-Term Debt
Credit Agreement
On May 23, 2018, Earthstone Energy Holdings, LLC (“EEH” or the “Borrower”), a subsidiary of Earthstone, each of Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC, Bold Operating, LLC, as guarantors (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Administrative Agent, and the lenders party thereto (the “Lenders”), entered into an amendment (the “Amendment”) to the Credit Agreement dated May 9, 2017, by and among EEH, as Borrower, the Guarantors, BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders (together with all amendments or other modifications, the “EEH Credit Agreement”). Among other things, the Amendment increased the borrowing base from $185.0 million to $225.0 million, provided for a 50-basis point decrease in the interest rate on outstanding loans, increased flexibility related to hedging limitations and provided the ability to obtain short-term borrowings via a swingline as a part of the borrowing base.
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
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75% or (b) the prime lending rate of Bank of Texas plus 0.75% to 1.75%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.375% or 0.50%, depending on borrowing base utilization, per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2018, EEH was in compliance with the covenants under the EEH Credit Agreement.
As of June 30, 2018, the Company had a $225.0 million borrowing base under the EEH Credit Agreement, of which $22.5 million was outstanding, bearing annual interest of 3.838%, resulting in an additional $202.5 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2017, there were $25.0 million of borrowings outstanding under the EEH Credit Agreement.
For the six months ended June 30, 2018, the Company had borrowings of $25.0 million and $27.5 million in repayments of borrowings.
For the three and six months ended June 30, 2018, interest on borrowings averaged 3.66% and 3.64% per annum, respectively, which excluded commitment fees of $0.3 million and $0.5 million, respectively, and amortization of deferred financing costs of

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2017, interest on borrowings averaged 4.32% and 4.45% per annum, respectively, of which both excluded commitment fees of $0.1 million and amortization of deferred financing costs of $0.1 million.
The Company capitalized $0.2 million of costs associated with the EEH Credit Agreement for both the three and six months ended June 30, 2018. The Company capitalized $1.1 million of costs associated with the ESTE Credit Agreement for both the three and six months ended June 30, 2017. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, (in thousands):

	2018	2017
Beginning asset retirement obligations	$2,354	$6,013
Liabilities incurred	42	2
Liabilities settled	(79)	—
Acquisitions	—	359
Accretion expense	84	306
Divestitures	(385)	(7)
Revision of estimates	(182)	19
Ending asset retirement obligations	$1,834	$6,692

Note 12. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.5% of the outstanding Class A Common Stock and 4.7% of our Class A Common Stock and Class B Common Stock combined together as a single class as of June 30, 2018, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $6.1 million and $12.4 million and received payments from Flatonia of $2.0 million and $4.1 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the Company made payments to Flatonia of $7.2 million and $14.4 million and received payments from Flatonia of $0.8 million and $2.4 million, respectively. At June 30, 2018 and December 31, 2017, amounts receivable from Flatonia in connection with the Operating Agreement were $0.3 million and $1.3 million, respectively. There were no payables outstanding and due to Flatonia as of June 30, 2018 or December 31, 2017.
Our majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which we interact in the normal course of business.
Note 13. Commitments and Contingencies
Legal
From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Olenik v. Lodzinksi et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap, Bold, Bold Holdings and OVR. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the Bold Contribution Agreement. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants' motion to dismiss and entered an order dismissing the action in its entirety with prejudice.  Plaintiff may appeal to the Delaware Supreme Court. Earthstone and each of the other defendants believe the claims are entirely without merit and they intend to mount a vigorous defense. The outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
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
Environmental and Regulatory
As of June 30, 2018, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
Note 14. Income Taxes
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA") that significantly changes the federal income taxation of business entities. The TCJA, among other things, reduces the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain capital expenditures instead of deductions for depreciation expense over time. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the TCJA, the Company provisionally recorded income tax expense of $7.8 million related to the TCJA in the fourth quarter of 2017. As of June 30, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of the TCJA. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the TCJA. As additional guidance is issued one or more of the provisional amounts may change.
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
During the six months ended June 30, 2018, the Company recorded a net income tax benefit of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) income tax expense for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.2 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2018.
During the six months ended June 30, 2017, the Company (1) recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transaction, (2) recorded a $7.5 million income tax benefit for Earthstone as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity and (3) recorded deferred income tax expense of $0.5 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Management’s Plans
Our plans for 2018 include a focus on the Midland Basin by continuing the development of our properties and by further expanding our acreage footprint as an operator. Our development program for 2018 presently includes drilling approximately 15 wells and our acreage expansion program includes looking for opportunities where we can trade acreage with other operators or bolt on acreage through acquisitions. Our intent is to increase our overall operated locations and allow us to develop our acreage with long horizontal laterals (7,500 to 10,000+ foot lateral lengths). We will also remain active in seeking M&A transactions in this highly economic return geographic area. At our Eagle Ford Trend properties, our development program includes drilling approximately 10 wells. In order to achieve these plans, we have an approved budget of $170.0 million of which we plan to spend approximately $140 million. Commodity prices continue to be volatile and we intend to be vigilant to adjust our business plans accordingly.

Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin
Although adequate take-away capacity existed in the Midland Basin in the second quarter, we experienced increasing negative oil price differentials, which we believe are related to market concerns about future take-away capacity. While we believe the economic returns from our operations are very attractive at current price levels and our wells are meeting or exceeding our type curves, our cashflows are being impacted by these negative differentials, which averaged -$5.15/Bbl in the 2nd quarter of 2018. Increasing and sustained negative oil price differentials will adversely affect our future cashflows and could cause us to alter the pace of development of our properties. We completed 10 wells (six operated and four non-operated) during the second quarter of 2018 that were drilled in 2017 or in the first quarter of 2018. We also spud four wells (two operated and two non-operated) during the second quarter of 2018. Two operated wells were completed in early July 2018 and we currently expect to complete approximately four additional operated wells during the third quarter of 2018. We intend to continue to initiate completion activities when we accumulate an adequate inventory of wells for efficient operations.
Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we initiated completion activities on the five wells we spud during the first quarter. These wells were completed and production commenced in mid-July 2018.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2018.

Results of Operations
Three Months Ended June 30, 2018, compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change
Sales volumes:
Oil (MBbl)	505	480	5%
Natural gas (MMcf)	892	729	22%
Natural gas liquids (MBbl)	151	120	26%
Barrels of oil equivalent (MBOE)	805	721	12%

Average prices realized: (1)
Oil (per Bbl)	$63.16	$44.88	41%
Natural gas (per Mcf)	$2.00	$2.92	(32)%
Natural gas liquids (per Bbl)	$22.92	$17.39	32%

(In thousands)
Oil revenues	$31,903	21,563	48%
Natural gas revenues	$1,783	2,131	(16)%
Natural gas liquids revenues	$3,464	2,083	66%

Lease operating expense	$5,009	5,243	(4)%
Severance taxes	$1,824	1,327	37%
Impairment expense	$—	66,648	NM
Depreciation, depletion and amortization	$10,812	10,039	8%

General and administrative expense (excluding stock-based compensation)	$5,213	5,738	(9)%
Stock-based compensation	$2,073	1,647	26%
General and administrative expense	$7,286	7,385	(1)%

Transaction costs	$—	3,764	NM
Gain on sale of oil and gas properties	$63	1,691	NM
Interest expense, net	$(610)	(633)	(4)%
Write-off of deferred financing costs	$—	(526)	NM
(Loss) gain on derivative contracts, net	$(10,850)	3,340	NM
Income tax benefit	$302	9,914	NM
(1) Prices presented exclude any effects of oil and natural gas derivatives.
NM – Not Meaningful
Oil revenues
For the three months ended June 30, 2018, oil revenues increased by $10.3 million or 48% relative to the comparable period in 2017. Of the increase, $8.8 million was attributable to an increase in our realized price and $1.5 million was attributable to increased volume. Our average realized price per Bbl increased from $44.88 for the three months ended June 30, 2017 to $63.16 or 41% for the three months ended June 30, 2018. We had a net increase in the volume of oil sold of 25 MBbls or 5%, primarily due to the timing of the Bold Transaction which substantially increased our Midland Basin properties on May 9, 2017, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas revenues
For the three months ended June 30, 2018, natural gas revenues decreased by $0.3 million or 16% relative to the comparable period in 2017. Of the decrease, $0.7 million was attributable to a decrease in our realized price, offset by $0.4 million attributable to increased volume. Our average realized price per Mcf decreased from $2.92 for the three months ended June 30, 2017 to $2.00 or 32% for the three months ended June 30, 2018. The total volume of natural gas produced and sold increased 163 MMcf or 22% primarily due to increased production at our Midland Basin properties as well as the impact of the timing of the Bold Transaction, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas liquids revenues
For the three months ended June 30, 2018, natural gas liquids revenues increased by $1.4 million or 66% relative to the comparable period in 2017. Of the increase, $0.7 million was attributable to an increase in our realized price and $0.7 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 31 MBbls or 26%, primarily due to the timing of the Bold Transaction, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Lease operating expense (“LOE”)
LOE decreased by $0.2 million or 4% for the three months ended June 30, 2018 relative to the comparable period in 2017. Although sales volumes increased 12% over the prior year period, the relative increase in LOE was offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Severance taxes
Severance taxes for the three months ended June 30, 2018 increased by $0.5 million or 37% relative to the comparable period in 2017, primarily due to the increased prices of oil and natural gas liquids, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained relatively flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended June 30, 2018 by $0.8 million, or 8% relative to the comparable period in 2017, due to the addition of the assets acquired in the Bold Transaction to the depletable base, as well as increased production volumes, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
General and administrative expense (“G&A”)
G&A decreased by $0.1 million for the three months ended June 30, 2018 relative to the comparable period in 2017, primarily due to the Company's decision to discontinue payment for the employees' portion of taxes on the vesting of restricted stock awards starting in June 2017, partially offset by expanded organization and infrastructure, primarily employee-related costs, resulting from the Bold Transaction. Included in G&A, was stock-based compensation of $2.1 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. The increase in stock-based compensation was due to accumulation of 2016 and 2017 equity awards as well as the increased number of eligible employees resulting from the Bold Transaction.
Gain on sale of oil and gas properties
During the three months ended June 30, 2017, we sold certain non-core oil and gas properties, recording gains totaling $1.7 million.
Interest expense, net
Interest expense remained flat at $0.6 million for the three months ended June 30, 2018 compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the three months ended June 30, 2018, we recorded a net loss on derivative contracts of $10.9 million, consisting of unrealized mark-to-market losses of $5.9 million and net realized losses on settlements of $5.0 million. For the three months ended June 30, 2017, we recorded a net gain on derivative contracts of $3.3 million, consisting of unrealized mark-to-market gains of $3.0 million and net realized gains on settlements of $0.3 million.

Income tax benefit
During the three months ended June 30, 2018, the Company recorded a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the Tax Cuts and Jobs Act ("TCJA"), offset by recording a deferred income tax expense of $0.2 million related to the Texas Margin Tax.
During the three months ended June 30, 2017, the Company (1) recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, (2) recorded a $7.5 million income tax benefit for Earthstone as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity and (3) recorded deferred income tax expense of $0.5 million related to the Texas Margin Tax.

Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change
Sales volumes:
Oil (MBbl)	1,051	737	43%
Natural gas (MMcf)	1,936	1,361	42%
Natural gas liquids (MBbl)	301	184	64%
Barrels of oil equivalent (MBOE)	1,675	1,148	46%

Average prices realized: (1)
Oil (per Bbl)	$63.11	$46.23	37%
Natural gas (per Mcf)	$2.31	$2.81	(18)%
Natural gas liquids (per Bbl)	$24.11	$17.47	38%

(In thousands)
Oil revenues	$66,320	$34,082	95%
Natural gas revenues	$4,467	$3,825	17%
Natural gas liquids revenues	$7,258	$3,213	126%

Lease operating expense	$9,666	$9,582	1%
Severance taxes	$3,861	$2,117	82%
Impairment expense	$—	$66,648	NM
Depreciation, depletion and amortization	$20,520	$17,928	14%

General and administrative expense (excluding stock-based compensation)	$9,852	$9,230	7%
Stock-based compensation	$4,013	$2,958	36%
General and administrative expense	$13,865	$12,188	14%

Transaction costs	$—	$4,567	NM
Gain on sale of oil and gas properties	$512	$1,691	(70)%
Interest expense, net	$(1,223)	$(970)	26%
Write-off of deferred financing costs	$—	$(526)	NM
(Loss) gain on derivative contracts, net	$(16,125)	$7,800	NM
Income tax benefit	$53	$9,952	NM
(1) Prices presented exclude any effects of oil and natural gas derivatives.
NM – Not Meaningful

Oil revenues
For the six months ended June 30, 2018, oil revenues increased by $32.2 million or 95% relative to the comparable period in 2017. Of the increase, $12.4 million was attributable to an increase in our realized price and $19.8 million was attributable to increased volume. Our average realized price per Bbl increased from $46.23 for the six months ended June 30, 2017 to $63.11 or 37% for the six months ended June 30, 2018. We had a net increase in the volume of oil sold of 314 MBbls or 43%, primarily due to the timing of the Bold Transaction which substantially increased our Midland Basin properties on May 9, 2017, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas revenues
For the six months ended June 30, 2018, natural gas revenues increased by $0.6 million or 17% relative to the comparable period in 2017. Of the increase, $1.3 million was attributable to increased volume, offset by $0.7 million attributable to a decrease in our realized price. Our average realized price per Mcf decreased from $2.81 for the six months ended June 30, 2017 to $2.31 or 18% for the six months ended June 30, 2018. The total volume of natural gas produced and sold increased 575 MMcf or 42% primarily due to increased production at our Midland Basin properties as well as the impact of the timing of the Bold Transaction, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas liquids revenues
For the six months ended June 30, 2018, natural gas liquids revenues increased by $4.0 million or 126% relative to the comparable period in 2017. Of the increase, $1.2 million was attributable to an increase in our realized price and $2.8 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 117 MBbls or 64%, primarily due to the timing of the Bold Transaction which substantially increased our Midland Basin properties on May 9, 2017, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Lease operating expense (“LOE”)
LOE increased by $0.1 million or 1% for the six months ended June 30, 2018 relative to the comparable period in 2017. Although sales volumes increased 46% over the prior year period, the relative increase in LOE was offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Severance taxes
Severance taxes for the six months ended June 30, 2018 increased by $1.7 million or 82% relative to the comparable period in 2017, primarily due to the increased prices of oil and natural gas liquids, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the six months ended June 30, 2018 by $2.6 million, or 14% relative to the comparable period in 2017, due to the addition of the assets acquired in the Bold Transaction to the depletable base, as well as increased production volumes, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
General and administrative expense (“G&A”)
G&A increased by $1.7 million for the six months ended June 30, 2018 relative to the comparable period in 2017, due to the expanded organization and infrastructure, primarily employee-related costs, resulting from the Bold Transaction. Included in G&A, was stock-based compensation of $4.0 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in stock-based compensation was due to accumulation of 2016 and 2017 equity awards as well as the increased number of eligible employees resulting from the Bold Transaction.
Gain on sale of oil and gas properties
During the six months ended June 30, 2018 and 2017, we sold certain non-core oil and gas properties, recording gains totaling $0.5 million and $1.7 million, respectively.
Interest expense, net

Interest expense increased from $1.0 million for the six months ended June 30, 2017 to $1.2 million for the six months ended June 30, 2018, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the six months ended June 30, 2018, we recorded a net loss on derivative contracts of $16.1 million, consisting of unrealized mark-to-market losses of $6.8 million and net realized losses on settlements of $9.3 million. For the six months ended June 30, 2017, we recorded a net gain on derivative contracts of $7.8 million, consisting of unrealized mark-to-market gains of $8.1 million partially offset by net realized losses on settlements of $0.3 million.
Income tax benefit
During the six months ended June 30, 2018, the Company recorded a net income tax benefit of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) income tax expense for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.2 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2018.
During the six months ended June 30, 2017, the Company (1) recorded an income tax benefit for Lynden US of $2.9 million as a result of its standalone pre-tax loss incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, (2) recorded a $7.5 million income tax benefit for Earthstone as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity and (3) recorded deferred income tax expense of $0.5 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2017.
Liquidity and Capital Resources
With the Bold Transaction, we acquired significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 10,000-foot lateral lengths, in the Midland Basin is capital intensive. At June 30, 2018, we had approximately $4 million in cash and approximately $203 million in unused borrowing capacity under the EEH Credit Agreement (discussed below) for a total of $207 million in cash available for operational and capital funding. We currently estimate 2018 capital expenditures will be approximately $140 million, which assumes an approximate 15 well program running one rig for our operated acreage in the Midland Basin and an approximate 10 well program for our operated Eagle Ford acreage as well as some activity for our non-operated Midland Basin properties and land and infrastructure activities. We likely will continue to outspend our cash flows provided by operating activities over at least the next 12 months from the date of this report based on current assumptions; however, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months to meet our cash requirements. We will continue to evaluate and prepare operationally for the possible deployment of a second rig in our operated Midland Basin acreage.
Working Capital, defined as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was a deficit of $58.3 million as of June 30, 2018 compared to a deficit of $21.8 million as of December 31, 2017. The $68.5 million used to fund our capital program and $2.5 million used to reduce our outstanding borrowings under the EEH Credit Agreement was facilitated by $53.4 million of net cash provided by our operating activities and a reduction of our cash on hand by $18.8 million. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
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

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2018 were $53.4 million compared to $11.7 million for the six months ended June 30, 2017. The increase in operating cash flows from the prior year period was primarily due to the operating cash flows from the producing assets acquired in the Bold Transaction.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $68.4 million and $63.3 million, respectively. Cash flows used in investing activities for the six months ended June 30, 2018 included $68.5 million in capital expenditures primarily related to the drilling and completion of wells in the Midland Basin on acreage acquired in the Bold Transaction. Cash flows used in investing activities for the six months ended June 30, 2017 related primarily to the cash required to complete the Bold Transaction.
Cash Flows from Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2018 were $3.8 million which consisted of $2.5 million in net repayment of borrowings under the EEH Credit Agreement, $1.1 million related to the exchange and cancellation of Class A Common Stock and $0.2 million in deferred financing costs. Cash flows provided by financing activities for the six months ended June 30, 2017 were $58.1 million which consisted of $70.0 million in borrowings under the EEH Credit Agreement used to repay all outstanding borrowings under Bold's credit agreement assumed by EEH in the Bold Transaction, offset by $10.0 million in repayments of those borrowings, $0.8 million in repayment of borrowings under an unsecured promissory note and $1.1 million in deferred financing costs.
Capital Expenditures
We have set our 2018 capital budget, which currently assumes a one-rig program for our operated acreage in the Midland Basin and a 10 well program for our operated Eagle Ford acreage. We will continue to evaluate and prepare operationally for the possible deployment of a second rig in our operated Midland Basin acreage in the latter half of 2018. Our capital expenditures for 2018 are currently estimated to be approximately $140 million, of which we have spent $74.5 million to-date.
Our accrual basis capital expenditures for the three and six months ended June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Drilling and completions	$50,650	$72,970
Leasehold costs	1,358	1,494
Total capital expenditures	$52,008	$74,464
Credit Agreement
On May 23, 2018, Earthstone Energy Holdings, LLC (“EEH” or the “Borrower”), a subsidiary of Earthstone Energy, Inc. (the “Company”), each of Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC, Bold Operating, LLC, as guarantors (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Administrative Agent, and the lenders party thereto (the “Lenders”), entered into an amendment (the “Amendment”) to the Credit Agreement dated May 9, 2017, by and among EEH, as Borrower, the Guarantors, BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association, as Syndication Agent, and the Lenders (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Amendment increased the borrowing base from $185.0 million to $225.0 million, provided for a 50-basis point decrease in the interest rate on outstanding loans, increased flexibility related to hedging limitations and provided the ability to obtain short-term borrowings via a swingline as a part of the borrowing base.
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
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75% or (b) the prime lending rate of Bank of Texas plus 0.75% to 1.75%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.375% or 0.50%, depending on borrowing base utilization, per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2018, EEH was in compliance with these covenants under the EEH Credit Agreement.
As of June 30, 2018, the Company had a $225.0 million borrowing base under the EEH Credit Agreement, of which $22.5 million was outstanding, bearing annual interest of 3.838%, resulting in an additional $202.5 million of borrowing base availability under the EEH Credit Agreement.
Hedging Activities
As of June 30, 2018, we had hedged a total of 873 MBbls of remaining 2018 oil production at an average price of $54.31/Bbl and 1,220,000 MMBtu of remaining 2018 natural gas production at average price of $2.95/MMBbtu. As of June 30, 2018, we had hedged a total of 1,259 MBbls of 2019 oil production at an average price of $57.15/Bbl. Additionally, we had 303.6 MBbls of WTI Midland Argus Crude Oil Basis Swaps at -$0.15/Bbl and 184 MBbls of LLS Crude Oil Basis Swaps at +$6.35/Bbl remaining for 2018 oil production. For 2019, we had 365 MBbls of WTI Midland Argus Crude Basis Swaps at -$5.95/Bbl and 365 MBbls of LLS Crude Oil Basis Swaps at +$4.50/Bbl. For 2020, we had 366 MBbls of WTI Midland Argus Crude Oil Swaps at -$5.95/Bbl.
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
The Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production for the remainder of 2018 through December 31, 2020. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.
The following is a summary of our open oil and natural gas derivative contracts as of June 30, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2018	Crude Oil	873,400	$54.31
Q1 - Q4 2019	Crude Oil	1,259,100	$57.15
Q3 - Q4 2018	Crude Oil (Basis Swap)(1)	303,600	$(0.15)
Q1 - Q4 2019	Crude Oil (Basis Swap)(1)	365,000	$(5.95)
Q1 - Q4 2020	Crude Oil (Basis Swap)(1)	366,000	$(5.95)
Q3 - Q4 2018	Crude Oil (Basis Swap)(2)	184,000	$6.35
Q1 - Q4 2019	Crude Oil (Basis Swap)(2)	365,000	$4.50
Q3 - Q4 2018	Natural Gas	1,220,000	$2.95

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.
Additionally, on July 9, 2018, we entered into additional crude oil basis swap agreements, limiting the basis differential between Midland - WTI and the NYMEX - WTI to a weighted average price differential of $7.75/Bbl for 547,500 Bbls of our 2019 oil production.

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $20.3 million at June 30, 2018. Based on the published commodity futures price curves for the underlying commodity as of June 30, 2018, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $13.9 million to an overall net liability position of $34.2 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $13.9 million to an overall net liability position of $6.4 million. There would also be a similar increase or decrease in (Loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations.
Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on LIBOR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At June 30, 2018, the outstanding borrowings under the EEH Credit Agreement were $22.5 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At June 30, 2018, the interest rate on borrowings under the EEH Credit Agreement was 3.838% per year. If borrowings at June 30, 2018 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $0.1 million per year.
Disclosure of Limitations
Because the information above included only those exposures that existed at June 30, 2018, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2018, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
There were no unregistered sales of equity securities during the three and six months ended June 30, 2018.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2018	62,220	$10.33	—	—
May 2018	—	—	—	—
June 2018	21,542	$8.85	—	—

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

EARTHSTONE ENERGY, INC.

Date:	August 6, 2018	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration