Form 10-Q
period 2018-09-30
EARTHSTONE ENERGY INC
filed 2018-11-07
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, 28,611,277 shares of Class A Common Stock, $0.001 par value per share, and 35,452,178 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2018	2017
Current assets:
Cash	$13,429	$22,955
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	14,600	14,978
Joint interest billings and other, net of allowance of $111 and $138 at September 30, 2018 and December 31, 2017, respectively	6,047	7,778
Derivative asset	—	184
Prepaid expenses and other current assets	1,440	1,178
Total current assets	35,516	47,073

Oil and gas properties, successful efforts method:
Proved properties	684,862	605,039
Unproved properties	268,426	275,025
Land	5,382	5,534
Total oil and gas properties	958,670	885,598

Accumulated depreciation, depletion and amortization	(115,382)	(118,028)
Net oil and gas properties	843,288	767,570

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $2,378 and $2,093 at September 30, 2018 and December 31, 2017, respectively	725	947
Other noncurrent assets	1,252	1,207
TOTAL ASSETS	$898,401	$834,417
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,234	$33,472
Revenues and royalties payable	32,459	10,288
Accrued expenses	14,274	8,707
Advances	2,771	4,587
Derivative liability	23,391	11,805
Total current liabilities	95,129	68,859

Noncurrent liabilities:
Long-term debt	35,000	25,000
Deferred tax liability	10,634	10,515
Asset retirement obligation	1,635	2,354
Derivative liability	10,019	1,826
Other noncurrent liabilities	1,891	131
Total noncurrent liabilities	59,179	39,826

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 28,400,421 issued and outstanding at September 30, 2018 and 27,584,638 issued and outstanding at December 31, 2017	28	28

Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,663,034 shares issued and outstanding at September 30, 2018; 36,052,169 issued and outstanding at December 31, 2017	36	36
Additional paid-in capital	512,960	503,932
Accumulated deficit	(218,627)	(224,822)
Total Earthstone Energy, Inc. equity	294,397	279,174
Noncontrolling interest	449,696	446,558
Total equity	744,093	725,732

TOTAL LIABILITIES AND EQUITY	$898,401	$834,417
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Oil	$38,791	$25,733	$105,111	$59,815
Natural gas	1,790	2,513	6,257	6,338
Natural gas liquids	5,495	3,036	12,753	6,249
Total revenues	46,076	31,282	124,121	72,402

OPERATING COSTS AND EXPENSES
Lease operating expense	4,843	5,407	14,509	14,990
Severance taxes	2,254	1,588	6,115	3,705
Impairment expense	833	92	833	66,740
Depreciation, depletion and amortization	12,842	10,330	33,362	28,258
General and administrative expense	4,944	7,295	18,809	19,483
Transaction costs	892	109	892	4,676
Accretion of asset retirement obligation	44	72	128	378
Total operating costs and expenses	26,652	24,893	74,648	138,230

Gain on sale of oil and gas properties	4,096	2,157	4,608	3,848

Income (loss) from operations	23,520	8,546	54,081	(61,980)

OTHER INCOME (EXPENSE)
Interest expense, net	(565)	(903)	(1,788)	(1,873)
Write-off of deferred financing costs	—	—	—	(526)
(Loss) gain on derivative contracts, net	(17,481)	(3,663)	(33,606)	4,137
Litigation settlement	(4,775)	—	(4,775)	—
Other income, net	37	(66)	434	(34)
Total other income (expense)	(22,784)	(4,632)	(39,735)	1,704

Income (loss) before income taxes	736	3,914	14,346	(60,276)
Income tax (expense) benefit	(172)	94	(119)	10,046
Net income (loss)	564	4,008	14,227	(50,230)

Less: Net income (loss) attributable to noncontrolling interest	340	2,452	8,032	(35,392)

Net income (loss) attributable to Earthstone Energy, Inc.	$224	$1,556	$6,195	$(14,838)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.01	$0.07	$0.22	$(0.66)
Diluted	$0.01	$0.07	$0.22	$(0.66)

Weighted average common shares outstanding:
Basic	28,257,376	22,905,023	28,011,298	22,638,977
Diluted	28,311,759	22,905,023	28,108,365	22,638,977

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$14,227	$(50,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	833	66,740
Depreciation, depletion and amortization	33,362	28,258
Accretion of asset retirement obligations	128	378
Settlement of asset retirement obligations	(79)	—
Gain on sale of oil and gas properties	(4,608)	(3,848)
Total loss (gain) on derivative contracts, net	33,606	(4,137)
Operating portion of net cash paid in settlement of derivative contracts	(13,643)	229
Stock-based compensation	5,535	4,645
Deferred income taxes	119	(10,046)
Write-off of deferred financing costs	—	526
Amortization of deferred financing costs	228	195
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,476)	6,964
Increase in prepaid expenses and other current assets	(372)	(455)
Increase (decrease) in accounts payable and accrued expenses	3,939	(11,522)
Increase (decrease) in revenues and royalties payable	26,572	(4,019)
Increase (decrease) in advances	(1,816)	506
Net cash provided by operating activities	96,555	24,184
Cash flows from investing activities:
Bold Contribution Agreement, net of cash acquired	—	(55,609)
Additions to oil and gas properties	(120,124)	(29,958)
Additions to office and other equipment	(121)	(139)
Proceeds from sales of oil and gas properties	5,840	5,054
Net cash used in investing activities	(114,405)	(80,652)
Cash flows from financing activities:
Proceeds from borrowings	70,308	70,000
Repayments of borrowings	(60,308)	(11,193)
Cash paid related to the exchange and cancellation of Class A Common Stock	(1,402)	(324)
Deferred financing costs	(274)	(1,168)
Net cash provided by financing activities	8,324	57,315
Net (decrease) increase in cash	(9,526)	847
Cash at beginning of period	22,955	10,200
Cash at end of period	$13,429	$11,047
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,480	$1,555
Non-cash investing and financing activities:
Class B Common stock issued in Bold Contribution Agreement	$—	$489,842
Class A Common stock issued in Bold Contribution Agreement	$—	$2,037
Accrued capital expenditures	$11,314	$19,519
Asset retirement obligations	$(120)	$83
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
Prior-period Stock-based compensation in the Condensed Consolidated Statements of Operations has been reclassified from its own line item and included in General and administrative expense, within Operating Costs and Expenses, to conform to current-period presentation. This reclassification had no effect on Income (loss) from operations, Income (loss) before income taxes, or Net income (loss) for the three and nine months ended September 30, 2018 and 2017.
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
The Bold Transaction was recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and is consolidated in these financial statements in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of net income (loss), as well as a noncontrolling interest component within equity, including changes to additional paid-in capital to reflect the noncontrolling interest within equity in the Condensed Consolidated Balance Sheet as of September 30, 2018 at the noncontrolling interest’s respective membership interest in EEH.
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
Fair Value Measurements – In August 2018, the FASB issued an update which modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is in the process of evaluating the impact of this update, if any, on its Consolidated Financial Statements.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Revenue	$28,409	$91,163
Income (loss) before taxes	$3,408	$(42,228)
Net income (loss)	$3,502	$(39,711)
Less: Net income (loss) available to noncontrolling interest	$2,142	$(24,316)
Net income (loss) attributable to Earthstone Energy, Inc.	$1,360	$(15,395)
Pro forma net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.06	$(0.68)
Diluted	$0.06	$(0.68)
The Company has included in its Condensed Consolidated Statements of Operations, revenues of $31.6 million and $83.2 million, respectively, and direct operating expenses of $13.4 million and $35.5 million, respectively, for the three and nine months ended September 30, 2018 related to the properties acquired in the Bold Transaction.
On September 28, 2018, the Company sold certain of its non-operated oil and natural gas properties located in the Eagle Ford Trend of south Texas for cash consideration of approximately $5.5 million. The sale resulted in a net gain of approximately $4.6 million recorded in Gain on sale of oil and gas properties in the Consolidated Statements of Operations.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2018.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$—	$—	$—
Derivative asset - noncurrent	—	—	—	—
Total financial assets	$—	$—	$—	$—

Financial liabilities
Derivative liability - current	$—	$23,391	$—	$23,391
Derivative liability - noncurrent	—	10,019	—	10,019
Total financial liabilities	$—	$33,410	$—	$33,410

December 31, 2017
Financial assets
Derivative asset - current	$—	$184	$—	$184
Derivative asset - noncurrent	—	—	—	—
Total financial assets	$—	$184	$—	$184

Financial liabilities
Derivative liability - current	$—	$11,805	$—	$11,805
Derivative liability - noncurrent	—	1,826	—	1,826
Total financial liabilities	$—	$13,631	$—	$13,631

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2018	Crude Oil	413,700	$54.05
Q1 - Q4 2019	Crude Oil	1,624,100	$58.95
Q1 - Q4 2020	Crude Oil	732,000	$63.08
Q4 2018	Crude Oil (Basis Swap)(1)	243,800	$(1.90)
Q4 2018	Crude Oil (Basis Swap)(2)	92,000	$6.35
Q1 - Q4 2019	Crude Oil Basis Swap(1)	1,277,500	$(6.39)
Q1 - Q4 2019	Crude Oil (Basis Swap)(2)	365,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	732,000	$(5.38)
Q4 2018	Natural Gas	610,000	$2.95

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.
Subsequent to September 30, 2018, the Company entered into the following crude oil and natural gas derivative contracts:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q1 - Q4 2019	Crude Oil	730,000	$73.05
Q1 - Q4 2020	Crude Oil	732,000	$68.67
Q1 - Q4 2019	Crude Oil Basis Swap(1)	730,000	$(5.50)
Q1 - Q4 2020	Crude Oil Basis Swap(1)	732,000	$(0.10)
Q1 - Q4 2019	Natural Gas	1,277,550	$2.87
Q1 - Q4 2019	Natural Gas (Basis Swap)(2)	1,277,550	$(1.28)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2018			December 31, 2017
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$—	$—	$—	$184	$—	$184
Commodity contracts	Derivative liability - current	$25,200	$(1,809)	$23,391	$11,805	$—	$11,805
Commodity contracts	Derivative liability - noncurrent	$10,025	$(6)	$10,019	$1,826	$—	$1,826

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging contracts under ASC Topic 815	Statement of Operations Location	2018	2017	2018	2017
Total (loss) gain on commodity contracts	(Loss) gain on derivative contracts, net	$(13,105)	$(4,159)	$(19,963)	$3,908
Cash (paid) received in settlements on commodity contracts	(Loss) gain on derivative contracts, net	(4,376)	496	(13,643)	229
(Loss) gain on commodity contracts, net		$(17,481)	$(3,663)	$(33,606)	$4,137

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended September 30, 2018 and 2017, depletion expense for oil and gas producing property and related equipment was $12.7 million and $10.2 million, respectively. For the nine months ended September 30, 2018 and 2017, depletion expense for oil and gas producing property and related equipment was $33.0 million and $27.9 million, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Impairments to Oil and Natural Gas Properties
During the three months ended September 30, 2018, the Company recorded an impairment of $0.8 million to its unproved oil and natural gas properties as a result of acreage expirations to its properties located in the Eagle Ford Trend of south Texas.
During the three months ended September 30, 2017, the Company recorded an impairment of $0.1 million to its unproved oil and natural gas properties as a result of acreage expirations to its properties located in the Eagle Ford Trend of south Texas.  As a result of acreage expirations and forward commodity price declines, during the nine months ended September 30, 2017, the Company recorded impairments consisting of $63.0 million to its proved oil and natural gas properties and $3.7 million to its unproved oil and natural gas properties, primarily to properties located in the Eagle Ford Trend of south Texas.
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2018:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2017	27,584,638	43.3%	36,052,169	56.7%	63,636,807
EEH Units and Class B Common Stock converted to Class A Common Stock	389,135		(389,135)		—
EEH Units issued in connection with the vesting of restricted stock units	426,648		—		426,648
As of September 30, 2018	28,400,421	44.3%	35,663,034	55.7%	64,063,455
The following table summarizes the activity for the equity attributable to the noncontrolling interest for the nine months ended September 30, 2018 (in thousands):

2018
As of December 31, 2017	$446,558
EEH Units and Class B Common Stock converted to Class A Common Stock	(4,894)
Net income attributable to noncontrolling interest	8,032

As of September 30, 2018	$449,696

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to Earthstone Energy, Inc.	$224	$1,556	$6,195	$(14,838)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.01	$0.07	$0.22	$(0.66)
Diluted	$0.01	$0.07	$0.22	$(0.66)

Weighted average common shares outstanding
Basic	28,257,376	22,905,023	28,011,298	22,638,977
Add potentially dilutive securities:
Unvested restricted stock units	54,383	—	97,067	—
Diluted weighted average common shares outstanding	28,311,759	22,905,023	28,108,365	22,638,977
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net income (loss) attributable to noncontrolling interest of $0.3 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, would be added back to Net income (loss) attributable to Earthstone Energy, Inc., having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc.
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
Class A Common Stock
At September 30, 2018 and December 31, 2017, there were 28,400,421 and 27,584,638 shares of Class A Common Stock issued and outstanding, respectively. During the three and nine months ended September 30, 2018, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 115,574 and 569,585 shares of Class A Common Stock, respectively, of which 30,511 and 142,937 shares of Class A Common Stock, respectively, were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and nine months ended September 30, 2017, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 126,751 and 594,380 shares of common stock and Class A Common Stock, respectively, of which 29,441 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. Additionally, on May 9, 2017, under the Bold Contribution Agreement, Earthstone issued 150,000 shares of Class A Common Stock valued at approximately $2.0 million on that date. For additional information, see Note 2. Acquisitions and Divestitures.
Class B Common Stock
At September 30, 2018 and December 31, 2017, there were 35,663,034 and 36,052,169 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and nine months ended September 30, 2018, 183,894 shares and 389,135 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. In October 2018, an additional 210,856 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.

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
The table below summarizes unvested RSU award activity for the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2017	969,245	$9.89
Granted	359,500	$9.33
Forfeited	(44,165)	$10.87
Vested	(569,585)	$9.89
Unvested RSUs at September 30, 2018	714,995	$9.55
For the three and nine months ended September 30, 2018, Stock-based compensation related to RSUs was $1.2 million and $4.9 million, respectively. The unrecognized compensation expense related to the RSU awards at September 30, 2018 was $6.4 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 0.93 years.
The table below summarizes unvested RSU award activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	781,500	$12.53
Granted	254,500	$11.67
Forfeited	(36,000)	$13.30
Vested	(594,380)	$12.45
Unvested RSUs at September 30, 2017	405,620	$12.03
For the three and nine months ended September 30, 2017, Stock-based compensation related to RSUs was $1.7 million and $4.6 million, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As of September 30, 2018, there were 252,500 PSUs outstanding. There were no PSUs outstanding as of December 31, 2017. The unrecognized compensation expense related to the PSU awards at September 30, 2018 was $2.8 million which will be amortized over the remaining vesting period. The weighted average remaining vesting period of the unrecognized compensation expense is 1.25 years.
The Company is accounting for this award as a market-based award which was valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. Under the Monte Carlo Simulation pricing model, the Company calculated the weighted average fair value per PSU to be $13.75. For the three and nine months ended September 30, 2018, Stock-based compensation related to the PSUs was approximately $0.3 million and $0.7 million, respectively. There was no Stock-based compensation related to the PSUs for the three and nine months ended September 30, 2017.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2018, EEH was in compliance with the covenants under the EEH Credit Agreement.
As of September 30, 2018, the Company had a $225.0 million borrowing base under the EEH Credit Agreement, of which $35.0 million was outstanding, bearing annual interest of 3.915%, resulting in an additional $190.0 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2017, there were $25.0 million of borrowings outstanding under the EEH Credit Agreement.
For the nine months ended September 30, 2018, the Company had borrowings of $70.3 million and $60.3 million in repayments of borrowings.
For the three and nine months ended September 30, 2018, interest on borrowings averaged 3.94% and 3.91% per annum, respectively, which excluded commitment fees of $0.1 million and $0.6 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2017, interest on borrowings averaged 4.21% and 4.01% per annum, respectively, which excluded commitment fees of $0.1 million and $0.2 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively.
The Company capitalized $0.1 million and $0.3 million of costs associated with the EEH Credit Agreement for the three and nine months ended September 30, 2018, respectively. The Company capitalized $0.1 million and $1.2 million of costs associated with the ESTE Credit Agreement for the three and nine months ended September 30, 2017, respectively. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
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
The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, (in thousands):

	2018	2017
Beginning asset retirement obligations	$2,354	$6,013
Liabilities incurred	63	64
Liabilities settled	(79)	—
Acquisitions	—	359
Accretion expense	128	378
Divestitures	(649)	(3,629)
Revision of estimates	(182)	19
Ending asset retirement obligations	$1,635	$3,204

Note 12. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.3% of the outstanding Class A Common Stock and 4.6% of our Class A Common Stock and Class B Common Stock combined together as a single class as of September 30, 2018, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $0.0 million and $12.4 million and received payments from Flatonia of $0.7 million and $4.8 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, the Company made payments to Flatonia of $6.4 million and $20.8 million and received payments from Flatonia of $0.8 million and $3.2 million, respectively. At September 30, 2018 and December 31, 2017, amounts receivable from Flatonia in connection with the Operating Agreement were $0.8 million and $1.3 million, respectively. There were no payables outstanding and due to Flatonia as of September 30, 2018 or December 31, 2017.
Our majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which we interact in the normal course of business.
Note 13. Commitments and Contingencies
Legal
From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinksi et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap, Bold, Bold Holdings and OVR. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the Bold Contribution Agreement. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants' motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. Earthstone and each of the other defendants believe the claims are entirely without merit and they intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
On August 18, 2017, litigation captioned Trinity Royal Partners, LP v. Bold Energy III LLC, et al. was filed with the 142nd Judicial District of the District Court in Midland County, Texas, asserting breach of contract and indemnity claims for alleged damages from loss of property relating to two oil and natural gas wells in which Bold was the operator. Trinity Royalty Partners, LP (“Trinity”) alleges that Bold is required to indemnify Trinity under the terms of an Assignment and a Participation and Joint Development Agreement between Bold and Trinity. Damages are alleged to include costs incurred in attempting to repair and restore an oil and natural gas well and for the loss of future reserves attributable to both wells. On October 23, 2018 Trinity and Bold entered into a Rule 11 Agreement whereby Trinity and Bold agreed in principle to settle the Lawsuit. Based on management’s current estimate, a $4.8 million expense has been recorded to Litigation settlement in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.
Environmental and Regulatory
As of September 30, 2018, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
Note 14. Income Taxes
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA") that significantly changes the federal income taxation of business entities. The TCJA, among other things, reduces the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain capital expenditures instead of deductions for depreciation expense over time. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the TCJA, the Company provisionally recorded income tax expense of $7.8 million related to the TCJA in the fourth quarter of 2017. As of September 30, 2018, the Company has not yet completed its accounting

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the tax effects of the enactment of the TCJA. The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the TCJA. As additional guidance is issued one or more of the provisional amounts may change.
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
During the nine months ended September 30, 2018, the Company recorded income tax expense of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) income tax expense for Earthstone of $1.1 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, the Company (1) recorded an income tax benefit for Lynden US of $2.7 million as a result of its standalone pre-tax incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, (2) recorded a $7.5 million income tax benefit for Earthstone as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity and (3) recorded deferred income tax expense of $0.2 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2017.
Note 15. Subsequent Events
On October 8, 2018, the Company announced the closing of an acreage trade with an undisclosed operator in the Midland Basin of Texas. Under the terms of the acreage trade, the Company acquired 3,899 net operated acres in Reagan County with virtually a 100% working interest, in exchange for 1,222 net non-operated acres in Glasscock County with an average working interest of 39% and $27.8 million in cash, plus customary closing adjustments.
On October 17, 2018, Earthstone, EEH and Sabalo Holdings, LLC (“Sabalo Holdings”) entered into an agreement (the “Sabalo Contribution Agreement”) which provides for the contribution by Sabalo Holdings of all its interests in Sabalo Energy, LLC (“Sabalo Energy”) and Sabalo Energy, Inc. to EEH. Also, on October 17, 2018, Sabalo Energy entered into a letter agreement (the “Shad Letter Agreement”) to acquire certain wellbore interests and related equipment held by Shad Permian, LLC (“Shad”) that are part of a joint venture between Sabalo Energy and Shad involving certain acreage covered by the Sabalo Contribution Agreement. Under those agreements, EEH expects to acquire (the “Acquisition”) an aggregate of approximately 20,800 net acres located in the Midland Basin of Texas with approximately 488 gross operated and 349 gross non-operated horizontal drilling locations with approximately 125 gross (67.4 net) existing vertical and horizontal wells on the acreage (and associated equipment and gathering infrastructure) for an aggregate purchase price of approximately $950 million, subject to certain purchase price and post-closing adjustments as set forth in the Sabalo Contribution Agreement and the Shad Letter Agreement.
The aggregate purchase price of approximately $950 million for the Acquisition will include: (i) approximately $650 million in cash, which the Company intends to partially fund from (a) the net proceeds from the sale of Preferred Stock (as described below); (b) an unsecured bridge loan and/or an unsecured note offering (as described below); and (c) borrowings under an amended and restated five-year senior secured reserve-based revolving credit facility at EEH (the “New Credit Facility”); and (ii) approximately $300 million in equity comprised of the issuance of 32,315,695 EEH Units and 32,315,695 shares of Class B Common Stock. Upon the terms and conditions in the Sabalo Contribution Agreement, concurrently with closing of the Acquisition, EEH will amend its limited liability company agreement to admit Sabalo Holdings as a member. Each EEH Unit, together with a corresponding share of Class B Common Stock will be exchangeable, at the option of the holder any time after the closing of the Acquisition, for one share of Class A Common Stock.
On October 17, 2018, Earthstone and EIG ESTE Equity Aggregator, L.P. (“EIG”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) relating to the sale by Earthstone and the purchase by EIG of $225 million of the Series A Redeemable Convertible Preferred Stock, $0.001 par value per share of Earthstone (the “Preferred Stock”), to be authorized by Earthstone, and up to $30 million of Class A Common Stock. The closing of the Purchase Agreement is expected to occur simultaneously with the closing of the Sabalo Contribution Agreement.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 17, 2018, EEH entered into a commitment letter (the “Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), Royal Bank of Canada (“Royal Bank”), SunTrust Bank (“SunTrust”), BOKF, NA (“BOKF”) and PNC Bank National Association (“PNC Bank”) (collectively, the “Banks”) pursuant to which the Banks committed on a several, not joint, basis to provide, subject to customary closing conditions, New Credit Facility to the Company with a minimum initial borrowing base of $475 million. Borrowings under the facility may be used to pay part of the cash portion of the purchase price under the Sabalo Contribution Agreement, to refinance certain existing indebtedness of the Company and its subsidiaries and to pay fees and expenses in connection with the foregoing.
Further, Wells Fargo Bank, Royal Bank, SunTrust and Jefferies Finance LLC, severally and not jointly, committed to provide the Company with a senior unsecured term loan bridge facility (“Bridge Facility”) of up to $500 million. The Bridge Facility will mature on the date that is twelve months after the closing date of the Sabalo Contribution Agreement and, if not repaid in full on such date and subject to the satisfaction of conditions set forth in the Commitment Letter, will automatically be converted into an extended term loan facility that will mature on the eighth anniversary of the closing date of the Sabalo Contribution Agreement. The Bridge Facility may be used to close the Sabalo Contribution Agreement if a contemplated private sale of approximately $500 million of senior unsecured notes has not been completed at that time. Proceeds from the sale of such unsecured notes are expected to repay any amounts drawn down under the Bridge Facility.
On November 2, 2018, the Company received commitments from a syndicate of banks, including the Banks, for an increased minimum initial borrowing base of $550 million for the New Credit Facility.
On November 6, 2018, lenders under the EEH Credit Agreement increased the borrowing base from $225 million to $275 million.
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
Overview
Earthstone Energy, Inc., a Delaware corporation ("Earthstone" and together with its consolidated subsidiaries, the "Company," "our," "we," "us," or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our primary assets are located in the Midland Basin of west Texas and the Eagle Ford Trend of south Texas.
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
Sabalo Contribution Agreement
On October 17, 2018, Earthstone and EEH entered into a contribution agreement (the “Agreement”) with Sabalo Holdings, LLC (“Sabalo Holdings”), whereby EEH will acquire all of Sabalo Holdings’ interests in Sabalo Energy, LLC (“Sabalo”) and Sabalo Energy, Inc., whose assets include both producing and non-producing oil and gas assets in the Midland Basin. In addition, on October 17, 2018, Sabalo entered into an agreement to acquire certain wellbore interests held by Shad Permian, LLC (“Shad”), which were part of a drilling joint venture between Sabalo and Shad. As a result of these agreements, Earthstone expects to acquire approximately 20,800 net acres located in the Midland Basin and an estimated 488 gross operated and 349 gross non-operated horizontal drilling locations with approximately 125 gross (67.4 net) existing vertical and horizontal wells on the acreage (and associated equipment and gathering infrastructure) for an aggregate purchase price of approximately $950 million (the “Sabalo Acquisition”) which consists of $650 million in cash and $300 million in stock at approximately $9.28 per share comprised of 32,315,695 shares of Class B common stock, $0.001 par value per share of Earthstone (“Class B Common Stock”), and a corresponding number of membership units of EEH (“EEH Units”). We intend to fund the cash portion of the purchase price from the net proceeds of the Preferred Stock Financing (discussed below), the Notes Offering (discussed below), the Bridge Facility (discussed below) and the New Revolving Credit Facility (discussed below). The purchase price is subject to certain customary adjustments, including an increase in the purchase price of approximately $26 million to account for approximately 1,330 acres acquired after the effective date of the Agreement (and included in the net acres mentioned herein). All purchase price adjustments will be paid in cash. Sabalo’s and Shad’s combined average estimated production for the month of September 2018 was approximately 11,200 Boe/d with approximately 83% being oil. Sabalo is a privately-held oil and gas company based in Corpus Christi, Texas and is a portfolio company of EnCap Investments L.P. (“EnCap”).
The Sabalo Acquisition represents a large, contiguous acreage position comprised of approximately 20,800 net acres in the core of the Midland Basin, largely in Howard County, Texas, 86% held-by-production, with an average working interest of 90% in the operated units.
The Sabalo Acquisition is expected to close in late 2018 or in the first quarter of 2019, subject to the satisfaction of customary closing conditions, including the approval of Earthstone’s stockholders.
Preferred Stock Financing
On October 17, 2018, Earthstone entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an affiliate of EIG Global Energy Partners (“EIG”) relating to the sale by Earthstone and the purchase by EIG of $225 million of Series A Redeemable Convertible Preferred Stock, $0.001 par value per share of Earthstone (the “Series A Preferred Stock”), and up to $30 million of Class A common stock, $0.001 par value per share of Earthstone (“Class A Common Stock”), (collectively, the “Preferred Stock Financing”). The closing of the Securities Purchase Agreement is anticipated to occur simultaneously with the closing of the Agreement. We intend to use the net proceeds of the Preferred Stock Financing to fund a portion of the cash component of the purchase price of the Agreement.
Financing Commitment Letter
In connection with the Sabalo Acquisition, EEH entered into a commitment letter dated October 17, 2018 (as amended, supplemented or otherwise modified, the “Commitment Letter”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), Wells Fargo Securities, LLC (“Wells Fargo Securities”), Royal Bank of Canada (“Royal Bank”), RBC Capital Markets (the capital markets businesses of Royal Bank and its affiliates) (“RBCCM”), SunTrust Bank (“SunTrust”), SunTrust Robinson Humphrey, Inc. (“STRH”), BOKF, NA dba Bank of Texas (“BOKF”), PNC Bank, National Association (“PNC Bank”), Jefferies Finance LLC (acting directly or through such of its affiliates or branches as it deems appropriate, “Jefferies”, and together with Wells Fargo Bank, Wells Fargo Securities, Royal Bank, SunTrust, STRH, BOKF, and PNC Bank, collectively, the “Commitment Parties”), pursuant to which (a) Wells Fargo Bank, Royal Bank, SunTrust and Jefferies committed to provide a senior unsecured term loan bridge facility (the “Bridge Facility”) in an aggregate amount of up to $500 million (which will be reduced by the aggregate gross proceeds from the proposed Notes Offering, if any) and (b) Wells Fargo Bank, Royal Bank, SunTrust, BOKF and PNC Bank committed to make available to EEH a five-year senior secured reserve-based revolving credit facility (the “New Revolving Credit Facility”) with a minimum initial borrowing base of $475 million (subject to the closing date borrowing base adjustment as set forth in the Commitment Letter). The Bridge Facility will mature on the date that is twelve months after the closing date of the Agreement and, if not repaid in full on or prior to such date and subject to the satisfaction of conditions set forth in the Commitment Letter, will automatically be converted into an extended term loan facility that will mature on the eighth anniversary of the closing of the Agreement.

Subsequent to entering into the Commitment Letter, the Company received commitments from a syndicate of banks, including the Banks, for an increased minimum initial borrowing base of $550 million for the New Credit Facility.
Senior Notes Offering
EEH anticipates commencing a private placement of senior unsecured notes (the “Notes Offering”) prior to the closing of the Agreement in an aggregate principal amount of approximately $500 million (the “Senior Notes”). The Senior Notes would be offered in the Notes Offering by means of a separate offering memorandum. We cannot assure you that the Notes Offering will be completed or, if completed, on what terms it will be completed. The closing of the Notes Offering is anticipated to be contingent upon the closing of the Agreement. The closing of the Agreement is not conditioned upon the closing of the Notes Offering. Upon successful consummation of the Notes Offering, the Bridge Facility commitments will be reduced, on a dollar-for-dollar basis, by the aggregate principal amount of the Senior Notes.
Midland Basin Acreage Trade
On October 8, 2018, we announced the closing of an acreage trade with an operator in the Midland Basin of Texas. Under the terms of the acreage trade, we acquired 3,899 net operated acres in Reagan County with virtually a 100% working interest, in exchange for 1,222 net non-operated acres in Glasscock County with an average working interest of 39% and $27.8 million in cash, plus customary closing adjustments. The effective date of the transaction was September 1, 2018.
Along with the net increase of 2,677 acres, the trade also results in a net production increase of approximately 350 Boe/d. The producing wells acquired in this trade are connected into a third-party crude oil pipeline gathering system, which will assure flow capacity for this oil as well as any future volumes from producing wells on this acreage. In addition, in the near term we expect to finalize and close the acquisition of a mineral lease which will add approximately 760 net acres. With these acreage acquisitions, our total net acreage in the Midland Basin will increase to approximately 30,000 acres, of which approximately 23,300 acres are operated by us.
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
The Bold Transaction was structured in a manner commonly known as an “Up-C.” Under this structure and the Bold Contribution Agreement, (i) Earthstone recapitalized its common stock into two classes - Class A Common Stock and Class B Common Stock, and all of Earthstone’s existing outstanding common stock, $0.001 par value per share (the “Common Stock”), was recapitalized on a one-for-one basis for Class A Common Stock (the “Recapitalization”); (ii) Earthstone transferred all of its membership interests in Earthstone Operating, LLC, Sabine River Energy, LLC, EF Non-Op, LLC and Earthstone Legacy Properties, LLC (formerly Earthstone GP, LLC) and $36,071 in cash from the sale of Class B Common Stock to Bold Holdings (collectively, the “Earthstone Assets”) to EEH, in exchange for 16,791,296 EEH Units; (iii) Lynden US transferred all of its membership interests in Lynden Op to EEH in exchange for 5,865,328 EEH Units; (iv) Bold Holdings transferred all of its membership interests in Bold to EEH in exchange for 36,070,828 EEH Units and purchased 36,070,828 shares of Class B Common Stock issued by Earthstone for $36,071; and (v) Earthstone granted an aggregate of 150,000 fully vested shares of Class A Common Stock under Earthstone’s 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), to certain employees of Bold. Each EEH Unit, together with one share of Class B Common Stock, are convertible into one share of Class A Common Stock.
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
On May 9, 2017, in connection with the closing of the Bold Contribution Agreement, Earthstone, EnCap, Oak Valley Resources, LLC (“Oak Valley”), and Bold Holdings entered into a voting agreement (the “Voting Agreement”), pursuant to which EnCap, Oak Valley, and Bold Holdings agreed not to vote any shares of Class A Common Stock or Class B Common Stock held by them in favor of any action, or take any action that would in any way alter the composition of the board of directors of Earthstone (the “Board”) from its composition immediately following the closing of the Bold Contribution Agreement as long as the Voting Agreement is in effect.
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
Management’s Plans
Our plans for the remainder of 2018 include a continued focus on the Midland Basin through the development of our properties and by further expansion of our acreage footprint as an operator. Our development program for 2018 presently includes drilling approximately 15 operated wells and our acreage expansion program includes looking for opportunities where we can trade acreage with other operators or bolt on acreage through acquisitions. Our intent is to increase our overall operated locations and allow us to develop our acreage with long horizontal laterals (7,500 to 10,000+ foot lateral lengths). We will also remain active in seeking M&A transactions in this highly economic return geographic area. At our Eagle Ford Trend properties, our development program includes drilling approximately 10 operated wells. In order to achieve these plans, we have an approved annual budget of $170.0 million of which we plan to spend approximately $140.0 million during 2018. Commodity prices continue to be volatile and we intend to be vigilant to adjust our business plans accordingly.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin
Although adequate take-away capacity existed in the Midland Basin in the third quarter, we experienced increasing negative oil price differentials, which we believe are related to market concerns about future take-away capacity. While we believe the economic returns from our operations are very attractive at current price levels and our wells are meeting or exceeding our type curves, our cashflows are being impacted by these negative differentials, which averaged $12.66/Bbl and $5.81/Bbl for the three and nine months ended September 30, 2018, respectively (excluding the impact of derivatives). Increasing and sustained negative oil price differentials will adversely affect our future cash flows and could cause us to reduce the pace of development of our properties.
We completed 22 wells (14 operated and eight non-operated) and spud an additional 10 wells (five operated and five non-operated) in 2018 through the third quarter. We currently expect to complete approximately six operated wells during the fourth quarter of 2018. We intend to continue to initiate completion activities when we accumulate an adequate inventory of wells for efficient operations.
Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we completed 11 operated wells through the third quarter of 2018.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018.
Results of Operations
Three Months Ended September 30, 2018, compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Change
Sales volumes:
Oil (MBbl)	645	563	15%
Natural gas (MMcf)	947	967	(2)%
Natural gas liquids (MBbl)	188	166	13%
Barrels of oil equivalent (MBOE)	991	890	11%

Average prices realized: (1)
Oil (per Bbl)	$60.12	$45.73	31%
Natural gas (per Mcf)	$1.89	$2.60	(27)%
Natural gas liquids (per Bbl)	$29.31	$18.29	60%

(In thousands)
Oil revenues	$38,791	$25,733	51%
Natural gas revenues	$1,790	$2,513	(29)%
Natural gas liquids revenues	$5,495	$3,036	81%

Lease operating expense	$4,843	$5,407	(10)%
Severance taxes	$2,254	$1,588	42%
Impairment expense	$833	$92	NM
Depreciation, depletion and amortization	$12,842	$10,330	24%

General and administrative expense (excluding stock-based compensation)	$3,422	$5,608	(39)%
Stock-based compensation	$1,522	$1,687	(10)%
General and administrative expense	$4,944	$7,295	(32)%

Transaction costs	$892	$109	NM
Gain on sale of oil and gas properties	$4,096	$2,157	NM
Interest expense, net	$(565)	$(903)	(37)%
(Loss) gain on derivative contracts, net	$(17,481)	$(3,663)	NM
Litigation settlement	$(4,775)	$—	NM
Income tax (expense) benefit	$(172)	$94	NM
(1) Prices presented exclude any effects of oil and natural gas derivatives.
NM – Not Meaningful

Oil revenues
For the three months ended September 30, 2018, oil revenues increased by $13.1 million or 51% relative to the comparable period in 2017. Of the increase, $8.1 million was attributable to an increase in our realized price and $5.0 million was attributable to increased volume. Our average realized price per Bbl increased from $45.73 for the three months ended September 30, 2017 to $60.12 or 31% for the three months ended September 30, 2018. We had a net increase in the volume of oil sold of 82 MBbls or 15%, primarily due to increased production at our Midland Basin properties resulting from our 2018 drilling and development program, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas revenues
For the three months ended September 30, 2018, natural gas revenues decreased by $0.7 million or 29% relative to the comparable period in 2017, primarily due to a decrease in our realized price. Our average realized price per Mcf decreased from $2.60 for the three months ended September 30, 2017 to $1.89 or 27% for the three months ended September 30, 2018. The total volume of natural gas produced and sold decreased 20 MMcf or 2% primarily due to the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017, partially offset by increased production at our Midland Basin properties.
Natural gas liquids revenues
For the three months ended September 30, 2018, natural gas liquids revenues increased by $2.5 million or 81% relative to the comparable period in 2017. Of the increase, $1.8 million was attributable to an increase in our realized price and $0.6 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 22 MBbls or 13%, primarily due to increased production at our Midland Basin properties, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Lease operating expense (“LOE”)
LOE decreased by $0.6 million or 10% for the three months ended September 30, 2018 relative to the comparable period in 2017. Although sales volumes increased 11% over the prior year period, the relative increase in LOE was offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Severance taxes
Severance taxes for the three months ended September 30, 2018 increased by $0.7 million or 42% relative to the comparable period in 2017, primarily due to the increased prices of oil and natural gas liquids, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained relatively flat when compared to the prior year period.
Impairment expense
As a result of certain acreage expirations related to our Eagle Ford Trend properties, we recorded non-cash asset impairments of $0.8 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended September 30, 2018 by $2.5 million, or 24% relative to the comparable period in 2017, due to increased production volumes, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
General and administrative expense (“G&A”)
G&A consisted primarily of employee remuneration, as well as legal and other professional fees. Prior year period amounts were
$2.4 million higher than the three months ended September 30, 2018 primarily due to (1) the prior year period retention of certain employees of Bold, (2) the prior year period payment and accrual of severance to certain Bold and Denver office employees, and (3) the prior year period legal expenses resulting from the shareholder class and derivative action described in Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Transaction costs
For the three months ended September 30, 2018, transactions costs consisted of the $0.9 million non-capitalizable portion of legal and consulting fees associated with the Agreement which was executed on October 17, 2018. During the three months ended September 30, 2017, we recorded charges totaling $0.1 million for transaction costs associated with the Bold Transaction and non-core oil and gas property divestitures. See Note 2. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain on sale of oil and gas properties
During the three months ended September 30, 2018, we sold the non-operated portion of our Eagle Ford Trend properties, recording a gain on the sale of $4.1 million. During the three months ended September 30, 2017, we sold certain non-core oil and gas properties, recording gains totaling $2.2 million. See Note 2. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense decreased from $0.9 million for the three months ended September 30, 2017 to $0.6 million for the three months ended September 30, 2018, primarily due to lower average borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the three months ended September 30, 2018, we recorded a net loss on derivative contracts of $17.5 million, consisting of unrealized mark-to-market losses of $13.1 million and net realized losses on settlements of $4.4 million. For the three months ended September 30, 2017, we recorded a net loss on derivative contracts of $3.7 million, consisting of unrealized mark-to-market losses of $4.2 million, partially offset by net realized gains on settlements of $0.5 million.
Litigation settlement
During the three months ended September 30, 2018, we recorded an expense of $4.8 million related to the expected settlement of certain litigation. See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.
Income tax (expense) benefit
During the three months ended September 30, 2018, we recorded income tax expense of approximately $0.2 million which included (1) income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) income tax expense for Earthstone of $0.2 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2018.
During the three months ended September 30, 2017, we (1) recorded an income tax benefit for Lynden US of $0.2 million as a result of its standalone pre-tax incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction and (2) recorded deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018, compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change
Sales volumes:
Oil (MBbl)	1,696	1,300	30%
Natural gas (MMcf)	2,883	2,328	24%
Natural gas liquids (MBbl)	489	350	40%
Barrels of oil equivalent (MBOE)	2,665	2,038	31%

Average prices realized: (1)
Oil (per Bbl)	$61.97	$46.02	35%
Natural gas (per Mcf)	$2.17	$2.72	(20)%
Natural gas liquids (per Bbl)	$26.10	$17.86	46%

(In thousands)
Oil revenues	$105,111	$59,815	76%
Natural gas revenues	$6,257	$6,338	(1)%
Natural gas liquids revenues	$12,753	$6,249	104%

Lease operating expense	$14,509	$14,990	(3)%
Severance taxes	$6,115	$3,705	65%
Impairment expense	$833	$66,740	NM
Depreciation, depletion and amortization	$33,362	$28,258	18%

General and administrative expense (excluding stock-based compensation)	$13,274	$14,838	(11)%
Stock-based compensation	$5,535	$4,645	19%
General and administrative expense	$18,809	$19,483	(3)%

Transaction costs	$892	$4,676	NM
Gain on sale of oil and gas properties	$4,608	$3,848	20%
Interest expense, net	$(1,788)	$(1,873)	(5)%
Write-off of deferred financing costs	$—	$(526)	NM
(Loss) gain on derivative contracts, net	$(33,606)	$4,137	NM
Litigation settlement	$(4,775)	$—	NM
Income tax (expense) benefit	$(119)	$10,046	NM
(1) Prices presented exclude any effects of oil and natural gas derivatives.
NM – Not Meaningful
Oil revenues
For the nine months ended September 30, 2018, oil revenues increased by $45.3 million or 76% relative to the comparable period in 2017. Of the increase, $20.7 million was attributable to an increase in our realized price and $24.6 million was attributable to increased volume. Our average realized price per Bbl increased from $46.02 for the nine months ended September 30, 2017 to $61.97 or 35% for the nine months ended September 30, 2018. We had a net increase in the volume of oil sold of 396 MBbls or 30%, primarily due to the timing of the Bold Transaction which substantially increased our Midland Basin properties on May 9, 2017, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas revenues
For the nine months ended September 30, 2018, natural gas revenues decreased by $0.1 million or 1% relative to the comparable period in 2017. Of the decrease, $1.3 million was attributable to a decrease in our realized price, partially offset by an increase of $1.2 million attributable to increased volume. Our average realized price per Mcf decreased from $2.72 for the nine months ended

September 30, 2017 to $2.17 or 20% for the nine months ended September 30, 2018. The total volume of natural gas produced and sold increased 555 MMcf or 24% primarily due to increased production at our Midland Basin properties as well as the impact of the timing of the Bold Transaction, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Natural gas liquids revenues
For the nine months ended September 30, 2018, natural gas liquids revenues increased by $6.5 million or 104% relative to the comparable period in 2017. Of the increase, $2.9 million was attributable to an increase in our realized price and $3.6 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 139 MBbls or 40%, primarily due to the timing of the Bold Transaction which substantially increased our Midland Basin properties on May 9, 2017, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Lease operating expense (“LOE”)
LOE decreased by $0.5 million or 3% for the nine months ended September 30, 2018 relative to the comparable period in 2017. Although sales volumes increased 31% over the prior year period, the relative increase in LOE was offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
Severance taxes
Severance taxes for the nine months ended September 30, 2018 increased by $2.4 million or 65% relative to the comparable period in 2017, primarily due to the increased prices of oil and natural gas liquids, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017. However, as a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Impairment expense
During the nine months ended September 30, 2018, we recorded non-cash asset impairments of $0.8 million to our unproved oil and natural gas properties resulting from certain acreage expirations related to our Eagle Ford Trend properties. During the nine months ended September 30, 2017, we recognized $66.7 million of non-cash asset impairments due to significant forward commodity price declines and the recording of certain acreage expirations. These impairments consisted of $63.0 million to our proved oil and natural gas properties and $3.7 million to our unproved oil and natural gas properties, primarily to our properties located in the Eagle Ford Trend of south Texas. See Note 3. Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of how impairments are measured.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the nine months ended September 30, 2018 by $5.1 million, or 18% relative to the comparable period in 2017, due to the addition of the assets acquired in the Bold Transaction to the depletable base, as well as increased production volumes, partially offset by the impact of non-core asset divestitures that took place in the third and fourth quarters of 2017.
General and administrative expense (“G&A”)
G&A consisted primarily of employee remuneration, as well as legal and other professional fees. Prior year period amounts were
$0.7 million higher than the nine months ended September 30, 2018 primarily due to (1) the prior year period retention of certain employees of Bold, (2) the prior year period payment and accrual of severance to certain Bold and Denver office employees, and (3) the prior year period legal expenses resulting from the shareholder class and derivative action described in Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.
Transaction costs
For the nine months ended September 30, 2018, transactions costs consisted of the $0.9 million non-capitalizable portion of legal and consulting fees associated with the Agreement which was executed on October 17, 2018. During the nine months ended September 30, 2017, we recorded charges totaling $4.7 million for transaction costs associated with the Bold Transaction and non-core oil and gas property divestitures. See Note 2. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.

Gain on sale of oil and gas properties
During the nine months ended September 30, 2018 and 2017, we sold certain non-core oil and gas properties, recording gains totaling $4.6 million and $3.8 million, respectively.
Interest expense, net
Interest expense decreased from $1.9 million for the nine months ended September 30, 2017 to $1.8 million for the nine months ended September 30, 2018, primarily due to lower average borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Write-off of deferred financing costs
On May 9, 2017, in connection with the closing of the Bold Transaction, we exited the ESTE Credit Agreement and $0.5 million of remaining unamortized deferred financing costs were written off. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the nine months ended September 30, 2018, we recorded a net loss on derivative contracts of $33.6 million, consisting of unrealized mark-to-market losses of $20.0 million and net realized losses on settlements of $13.6 million. For the nine months ended September 30, 2017, we recorded a net gain on derivative contracts of $4.1 million, consisting of unrealized mark-to-market gains of $3.9 million and net realized gains on settlements of $0.2 million.
Litigation settlement
During the nine months ended September 30, 2018, we recorded an expense of $4.8 million related to the expected settlement of certain litigation. See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.
Income tax (expense) benefit
During the nine months ended September 30, 2018, we recorded income tax expense of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) income tax expense for Earthstone of $1.1 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, we (1) recorded an income tax benefit for Lynden US of $2.7 million as a result of its standalone pre-tax incurred before the Bold Transaction and its share of the distributable loss from EEH after the Bold Transaction, (2) recorded a $7.5 million income tax benefit for Earthstone as a discrete item during the current reporting period, which resulted from a change in assessment of the realization of its net deferred tax assets due to the deferred tax liability that was recorded with respect to its investment in EEH as part of the Bold Transaction as an adjustment to Additional paid-in capital in the Condensed Consolidated Statement of Equity and (3) recorded deferred income tax expense of $0.2 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2017.
Liquidity and Capital Resources
With the Bold Transaction, we acquired significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 10,000-foot lateral lengths, in the Midland Basin is capital intensive. At September 30, 2018, we had approximately $13 million in cash and approximately $190 million in unused borrowing capacity under the EEH Credit Agreement (discussed below) for a total of $203 million in cash available for operational and capital funding. We currently estimate 2018 capital expenditures will be approximately $140 million, which assumes an approximate 15 well program running one rig for our operated acreage in the Midland Basin and an approximate 10 well program for our operated Eagle Ford acreage as well as some activity for our non-operated Midland Basin properties and land and infrastructure activities. We likely will continue to outspend our cash flows provided by operating activities over at least the next 12 months from the date of this report based on current assumptions; however, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months to meet our cash requirements.
Working Capital, defined as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was a deficit of $59.6 million as of September 30, 2018 compared to a deficit of $21.8 million as of December 31, 2017. We used $120.1 million to fund our capital program that was facilitated by $96.6 million of net cash provided by our operating activities, net borrowings of $10.0 million under the EEH Credit Agreement and a reduction of our cash on hand by $9.5 million. Due to the costs incurred related to our drilling program, we may incur additional working capital deficits in the future. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
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
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2018 were $96.6 million compared to $24.2 million for the nine months ended September 30, 2017. The increase in operating cash flows from the prior year period was primarily due to increased oil prices, as well as increased production resulting from our 2018 drilling and development program.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were $114.4 million and $80.7 million, respectively. Cash flows used in investing activities for the nine months ended September 30, 2018 included $120.1 million in capital expenditures primarily related to our drilling program in the Midland Basin and Eagle Ford Trend. Cash flows used in investing activities for the nine months ended September 30, 2017 related primarily to the cash required to complete the Bold Transaction and capital expenditures of $30.0 million.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2018 were $8.3 million which consisted of $10.0 million in net borrowings under the EEH Credit Agreement, $1.4 million related to the exchange and cancellation of Class A Common Stock and $0.3 million in deferred financing costs. Cash flows provided by financing activities for the nine months ended September 30, 2017 were $57.3 million which consisted of $70.0 million in borrowings under the EEH Credit Agreement used to repay all outstanding borrowings under Bold's credit agreement assumed by EEH in the Bold Transaction, offset by $10.0 million in repayments of those borrowings, $1.2 million in repayment of borrowings under an unsecured promissory note and $1.2 million in deferred financing costs.
Capital Expenditures
Our 2018 capital budget assumes a one-rig program for our operated acreage in the Midland Basin and a 10 well program for our operated Eagle Ford acreage. Our capital expenditures for 2018 are currently estimated to be approximately $140.0 million, of which we have spent $111.8 million to-date.
Our accrual basis capital expenditures for the three and nine months ended September 30, 2018 were as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Drilling and completions	$36,989	$109,958
Leasehold costs	355	1,850
Total capital expenditures	$37,344	$111,808
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2018, EEH was in compliance with these covenants under the EEH Credit Agreement.
As of September 30, 2018, we had a $225.0 million borrowing base under the EEH Credit Agreement, of which $35.0 million was outstanding, bearing annual interest of 3.915%, resulting in an additional $190.0 million of borrowing base availability under the EEH Credit Agreement. On November 6, 2018, lenders under the EEH Credit Agreement increased the borrowing base from $225 million to $275 million.
Hedging Activities
As of September 30, 2018, we had hedged a total of 414 MBbls of remaining 2018 oil production at an average price of $54.05/Bbl and 610 MMBtu of remaining 2018 natural gas production at average price of $2.95/MMBbtu. Additionally, we had 243.8 MBbls of WTI Midland Argus Crude Oil Basis Swaps at -$1.90/Bbl and 92 MBbls of LLS Crude Oil Basis Swaps at +$6.35/Bbl remaining for 2018 oil production. Related to 2019 production, we had hedged a total of 1,624 MBbls at an average price of $58.95/Bbl, and we had 1,278 MBbls of WTI Midland Argus Crude Basis Swaps at -$6.39/Bbl and 365 MBbls of LLS Crude Oil Basis Swaps at +$4.50/Bbl. For 2020 production, we had hedged a total of 732 MBbls at an average price of $63.08/Bbl, and we had 732 MBbls of WTI Midland Argus Crude Oil Swaps at -$5.38/Bbl.

Obligations and Commitments
There have been no changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K other than those described in Note 13. Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

The following is a summary of our open oil and natural gas derivative contracts as of September 30, 2018:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2018	Crude Oil	413,700	$54.05
Q1 - Q4 2019	Crude Oil	1,624,100	$58.95
Q1 - Q4 2020	Crude Oil	732,000	$63.08
Q4 2018	Crude Oil (Basis Swap)(1)	243,800	$(1.90)
Q1 - Q4 2019	Crude Oil (Basis Swap)(1)	1,277,500	$(6.39)
Q1 - Q4 2020	Crude Oil (Basis Swap)(1)	732,000	$(5.38)
Q4 2018	Crude Oil (Basis Swap)(2)	92,000	$6.35
Q1 - Q4 2019	Crude Oil (Basis Swap)(2)	365,000	$4.50
Q4 2018	Natural Gas	610,000	$2.95

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.
Subsequent to September 30, 2018, we entered into the following crude oil and natural gas derivative contracts:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q1 - Q4 2019	Crude Oil	730,000	$73.05
Q1 - Q4 2020	Crude Oil	732,000	$68.67
Q1 - Q4 2019	Crude Oil Basis Swap(1)	730,000	$(5.50)
Q1 - Q4 2020	Crude Oil Basis Swap(1)	732,000	$(0.10)
Q1 - Q4 2019	Natural Gas	1,277,550	$2.87
Q1 - Q4 2019	Natural Gas (Basis Swap)(2)	1,277,550	$(1.28)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $33.4 million at September 30, 2018. Based on the published commodity futures price curves for the underlying commodity as of September 30, 2018, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $18.5 million to an overall net liability position of $51.9 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $18.5 million to an overall net liability position of $14.9 million. There would also be a similar increase or decrease in (Loss) gain on derivative contracts, net in the Condensed Consolidated Statements of Operations.
Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on LIBOR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At September 30, 2018, the outstanding borrowings under the EEH Credit Agreement were $35.0 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At September 30, 2018, the interest rate on borrowings under the EEH Credit Agreement was 3.915% per year. If borrowings at September 30, 2018 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $0.1 million per year.
Disclosure of Limitations
Because the information above included only those exposures that existed at September 30, 2018, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2018, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have arisen since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, other than the risks described below relating to the proposed Sabalo Acquisition.

Failure to complete the Sabalo Acquisition could negatively affect our stock price, future business and financial results.

Completion of the Sabalo Acquisition is not assured and is subject to risks, including the risks that approval of the Sabalo Acquisition by our stockholders will not be obtained or that certain other closing conditions will not be satisfied. If the Sabalo Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Sabalo Acquisition without receiving the benefits of the Sabalo Acquisition;

•
the potential payment of a termination fee of $16.0 million if (i) our board of directors, including the special committee withholds, withdraws or qualifies its recommendation that stockholders approve the Agreement or approves or announces its intention to accept an alternative proposal (as defined in the Agreement), and such is not withdrawn at the time of the date of the stockholders meeting; or (ii) (A) by Sabalo Holdings as a result of the closing of the Sabalo Acquisition not occurring by February 14, 2019, (or April 1, 2019, if extended) or (B) by Sabalo Holdings prior to the special meeting of stockholders if Earthstone or EEH breached or failed to perform any of their respective representations, warranties, covenants or agreements contained in the Agreement;

•
the fact that we are subject to certain restrictions on the conduct of our business prior to closing or termination which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Sabalo Acquisition is pending;

•	that the share price of our Class A Common Stock may decline to the extent that the current market prices reflect an assumption by the market that the Sabalo Acquisition will not be completed; and

•	that we may be subject to litigation related to any failure on our part to complete the Sabalo Acquisition, or litigation resulting from minority stockholder actions.

Delays in completing the Sabalo Acquisition may substantially reduce the expected benefits of the Sabalo Acquisition.

Satisfying the conditions to, and completion of, the Sabalo Acquisition may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Sabalo Acquisition may materially adversely affect the synergies and other benefits that we expect to achieve from the Sabalo Acquisition and the integration of our respective assets. In addition, each of us and Sabalo Holdings has the right to terminate the Agreement if the Sabalo Acquisition is not completed by February 14, 2019 (subject to limited circumstances to extend for 45 days).

We will incur substantial fees and costs in connection with the Sabalo Acquisition.

We expect to incur significant non-recurring expenses in connection with the Sabalo Acquisition. Additional unanticipated costs may be incurred, including, without limitation, unexpected costs and other expenses in the course of the integration of the assets of Sabalo and Shad with those of the Company. In addition, the companies cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the integration costs in the near term, or at all.

We will be subject to various uncertainties and contractual restrictions while the Sabalo Acquisition is pending that could adversely affect our financial results.

The pursuit of the Sabalo Acquisition and the preparation for the integration of the assets of Sabalo and Shad with our assets may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could adversely affect our financial results.

In addition, the Agreement restricts us from taking certain specified actions while the Sabalo Acquisition is pending without first obtaining Sabalo Holdings’ prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Sabalo Acquisition or termination of the Agreement.

If the Sabalo Acquisition is consummated, we may be unable to successfully integrate Sabalo’s operations or to realize anticipated cost savings, revenues or other benefits of the Sabalo Acquisition.

Our ability to achieve the anticipated benefits of the Sabalo Acquisition, if consummated, will depend in part upon whether we can successfully integrate Sabalo’s assets and operations into our existing business in a timely, efficient and effective manner. The beneficial acquisition of producing and non-producing properties and undeveloped acreage that can be economically developed, including the assets acquired from Sabalo, requires an assessment of several factors, including:

•	recoverable reserves;

•	future natural gas and oil prices and their appropriate differentials;

•	availability and cost of transportation of production to markets;

•	availability and cost of drilling and completion equipment and of skilled personnel;

•	development and operating costs and potential environmental and other liabilities; and

•	regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed, and will continue to perform, a review of the properties of Sabalo and Shad that we believe to be generally consistent with reasonable industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the contractual protection in the Agreement with respect to all or a portion of the underlying deficiencies may prove ineffective or insufficient. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired properties will perform in accordance with our expectations or that our expectations with respect to integration or cost savings resulting from added scale as a result of the Sabalo Acquisition will materialize. Significant acquisitions, including the Sabalo Acquisition, and other strategic transactions may involve other risks that may cause negative impacts on our business, including:

•	diversion of our management’s attention resulting in the inability to evaluate, negotiate and integrate other significant acquisitions and strategic transactions;

•	the challenge and cost of integrating the assets and operations acquired in the Sabalo Acquisition with existing assets and operations while carrying on our ongoing business; and

•
the failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities
There were no unregistered sales of equity securities during the three and nine months ended September 30, 2018.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2018	—	—	—	—
August 2018	—	—	—	—
September 2018	30,511	$9.38	—	—

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

EARTHSTONE ENERGY, INC.

Date:	November 7, 2018	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration