Form 10-Q
period 2019-03-31
EARTHSTONE ENERGY INC
filed 2019-05-03
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2019, 28,896,461 shares of Class A Common Stock, $0.001 par value per share, and 35,422,178 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash	$426	$376
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	19,433	13,683
Joint interest billings and other, net of allowance of $133 and $134 at March 31, 2019 and December 31, 2018, respectively	19,740	4,166
Derivative asset	6,605	43,888
Prepaid expenses and other current assets	3,679	1,443
Total current assets	49,883	63,556

Oil and gas properties, successful efforts method:
Proved properties	797,964	755,443
Unproved properties	266,289	266,140
Land	5,382	5,382
Total oil and gas properties	1,069,635	1,026,965

Accumulated depreciation, depletion and amortization	(141,077)	(127,256)
Net oil and gas properties	928,558	899,709

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation and amortization of $2,674 and $2,490 at March 31, 2019 and December 31, 2018, respectively	1,380	662
Derivative asset	6,300	21,121
Operating lease right-of-use assets	1,049	—
Other noncurrent assets	1,539	1,640
TOTAL ASSETS	$1,006,329	$1,004,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,964	$26,452
Revenues and royalties payable	23,365	28,748
Accrued expenses	21,362	22,406
Asset retirement obligation	494	557
Advances	1,293	3,174
Derivative liability	2,204	528
Operating lease liabilities	658	—
Finance lease liabilities	354	—
Total current liabilities	78,694	81,865

Noncurrent liabilities:
Long-term debt	120,825	78,828
Deferred tax liability	13,029	13,489
Asset retirement obligation	1,748	1,672
Derivative liability	1,367	1,891

Operating lease liabilities	442	—
Finance lease liabilities	193	—
Other noncurrent liabilities	—	71
Total noncurrent liabilities	137,604	95,951

Commitments and Contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 28,862,461 issued and outstanding at March 31, 2019 and 28,696,321 issued and outstanding at December 31, 2018	29	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,452,178 issued and outstanding at March 31, 2019 and December 31, 2018	35	35
Additional paid-in capital	518,889	517,073
Accumulated deficit	(199,634)	(182,497)
Total Earthstone Energy, Inc. equity	319,319	334,640
Noncontrolling interest	470,712	491,852
Total equity	790,031	826,492

TOTAL LIABILITIES AND EQUITY	$1,006,329	$1,004,308
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Oil	$35,447	$34,417
Natural gas	1,094	2,684
Natural gas liquids	4,187	3,794
Total revenues	40,728	40,895

OPERATING COSTS AND EXPENSES
Lease operating expense	6,667	4,657
Severance taxes	1,988	2,037
Depreciation, depletion and amortization	14,005	9,708
General and administrative expense	7,270	6,579
Transaction costs	175	—
Accretion of asset retirement obligation	54	41
Total operating costs and expenses	30,159	23,022

(Loss) gain on sale of oil and gas properties	(125)	449

Income from operations	10,444	18,322

OTHER INCOME (EXPENSE)
Interest expense, net	(1,449)	(613)
Loss on derivative contracts, net	(47,894)	(5,275)
Other income (expense), net	(4)	6
Total other income (expense)	(49,347)	(5,882)

(Loss) income before income taxes	(38,903)	12,440
Income tax benefit (expense)	460	(249)
Net (loss) income	(38,443)	12,191

Less: Net (loss) income attributable to noncontrolling interest	(21,239)	6,870

Net (loss) income attributable to Earthstone Energy, Inc.	$(17,204)	$5,321

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.60)	$0.19
Diluted	$(0.60)	$0.19

Weighted average common shares outstanding:
Basic	28,719,542	27,783,805
Diluted	28,719,542	27,911,924

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

Three Months Ended March 31, 2019:

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212		2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Class A Common Stock retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031

Three Months Ended March 31, 2018:

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
At December 31, 2017	27,584,638	36,052,169	$28	$36	$503,932	$(224,822)	$279,174	$446,558	$725,732
Stock-based compensation expense	—	—	—	—	1,940	—	1,940		1,940
Vesting of restricted stock units, net of taxes paid	86,272	—	—	—	—	—	—	—	—
Class A Common Stock retained by the Company in exchange for payment of recipient mandatory tax withholdings	28,664	—	—	—	(466)	—	(466)	—	(466)
Cancellation of treasury shares	(28,664)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	194,046	(194,046)	—	—	2,409	—	2,409	(2,409)	—
Net loss	—	—	—	—	—	5,321	5,321	6,870	12,191
At March 31, 2018	27,864,956	35,858,123	$28	$36	$507,815	$(219,501)	$288,378	$451,019	$739,397

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(38,443)	$12,191
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,005	9,708
Accretion of asset retirement obligations	54	41
Settlement of asset retirement obligations	(62)	(52)
Loss (gain) on sale of oil and gas properties	125	(449)
Total loss on derivative contracts, net	47,894	5,275
Operating portion of net cash received (paid) in settlement of derivative contracts	5,362	(4,275)
Stock-based compensation	2,212	1,940
Deferred income taxes	(460)	249
Amortization of deferred financing costs	103	69
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,811)	737
(Increase) decrease in prepaid expenses and other current assets	(2,236)	(314)
Increase (decrease) in accounts payable and accrued expenses	(7,427)	(17,611)
Increase (decrease) in revenues and royalties payable	(5,383)	8,595
Increase (decrease) in advances	(1,882)	662
Net cash provided by operating activities	7,051	16,766
Cash flows from investing activities:
Additions to oil and gas properties	(48,412)	(33,372)
Additions to office and other equipment	(75)	(15)
Proceeds from sales of oil and gas properties	—	195
Net cash used in investing activities	(48,487)	(33,192)
Cash flows from financing activities:
Proceeds from borrowings	85,244	20,000
Repayments of borrowings	(43,247)	(15,000)
Cash paid related to the exchange and cancellation of Class A Common Stock	(397)	(468)
Cash paid for finance leases	(114)	—
Deferred financing costs	—	(3)
Net cash provided by financing activities	41,486	4,529
Net increase (decrease) in cash	50	(11,897)
Cash at beginning of period	376	22,955
Cash at end of period	$426	$11,058
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,255	$383
Non-cash investing and financing activities:
Accrued capital expenditures	$17,040	$8,967
Lease asset additions - ASC 842	$1,801	$—
Asset retirement obligations	$21	$(181)
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
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2018 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2018 is derived from the audited Consolidated Financial Statements at that date.
Prior-period Stock-based compensation in the Condensed Consolidated Statements of Operations has been reclassified from its own line item and included in General and administrative expense, within Operating Costs and Expenses, to conform to current-period presentation. This reclassification had no effect on Income from operations, (Loss) income before income taxes, or Net (loss) income for the three months ended March 31, 2019 and 2018.
Recently Issued Accounting Standards
Leases – In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Together these related amendments to GAAP represent ASC Topic 842, Leases (“ASC Topic 842”).
ASU 2016-02 requires lessees to recognize lease assets and liabilities (with terms in excess of 12 months) on the balance sheet and disclose key quantitative and qualitative information about leasing arrangements. The Company completed a comprehensive assessment of existing contracts, as well as future potential contracts, to determine the impact of the new accounting guidance on its consolidated financial statements and related disclosures. The evaluation process included review of contracts for drilling rigs, office facilities, compression services, field vehicles and equipment, general corporate leased equipment, and other existing arrangements to support its operations that may contain a lease component. The Company's evaluation process did not include review of its mineral leases as they are outside the scope of ASC Topic 842.
The Company adopted this guidance on January 1, 2019, the transition date, using the simplified transition method described in ASU 2018-11 which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. Accordingly, prior period amounts in our financial statements are not adjusted and continue to be reported in accordance with historical accounting guidance.
The Company elected the package of practical expedients within ASU 2016-02 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases. Additionally, the Company elected the practical expedient under ASU 2018-01 to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.
The Company made an accounting policy election not to apply the lease recognition requirements to short-term leases.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The adoption of ASC Topic 842 did not have a material impact on the Company's financial statements, resulted in increases of less than 1% to each of its total assets and total liabilities on the balance sheet, and resulted in an immaterial decrease to accumulated deficit as of the beginning of 2019. See Note 14. Leases for further information.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2019.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$6,605	$—	$6,605
Derivative asset - noncurrent	—	6,300	—	6,300
Total financial assets	$—	$12,905	$—	$12,905

Financial liabilities
Derivative liability - current	$—	$2,204	$—	$2,204
Derivative liability - noncurrent	—	1,367	—	1,367
Total financial liabilities	$—	$3,571	$—	$3,571

December 31, 2018
Financial assets
Derivative asset - current	$—	$43,888	$—	$43,888
Derivative asset - noncurrent		21,121		21,121
Total financial assets	$—	$65,009	$—	$65,009

Financial liabilities
Derivative liability - current	$—	$528	$—	$528
Derivative liability - noncurrent	—	1,891	—	1,891
Total financial liabilities	$—	$2,419	$—	$2,419

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Performance Units
Stock-based compensation related to performance is estimated utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome, and has been classified as Level 3 in the fair value hierarchy. Stock-based compensation related to performance units is described in Note 8. Stock-Based Compensation.
Note 3. Derivative Financial Instruments
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2019:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2019	Crude Oil	1,769,100	$65.60
Q1 - Q4 2020	Crude Oil	1,464,000	$65.87
Q2 - Q4 2019	Crude Oil Basis Swap(1)	1,512,500	$(5.29)
Q2 - Q4 2019	Crude Oil (Basis Swap)(2)	275,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	1,464,000	$(2.74)
Q2 - Q4 2019	Natural Gas	2,795,500	$2.86
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q2 - Q4 2019	Natural Gas Basis Swap (3)	2,795,500	$(1.14)
Q1 - Q4 2020	Natural Gas Basis Swap (3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Subsequent to March 31, 2019, the Company entered into additional hedges consisting of Crude Oil Swaps on 366 MBbls at a price of $59.75/Bbl for 2020 and WTI Midland Argus Crude Basis Swaps on 366 MBbls at a price of $0.25/Bbl for 2020.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2019			December 31, 2018
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$14,262	$(7,657)	$6,605	$48,662	$(4,774)	$43,888
Commodity contracts	Derivative liability - current	$9,861	$(7,657)	$2,204	$5,302	$(4,774)	$528
Commodity contracts	Derivative asset - noncurrent	$8,597	$(2,297)	$6,300	$23,605	$(2,484)	$21,121
Commodity contracts	Derivative liability - noncurrent	$3,664	$(2,297)	$1,367	$4,375	$(2,484)	$1,891
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended March 31,
	Statement of Cash Flows Location	Statement of Operations Location	2019	2018
Unrealized (loss)	Not separately presented	Not separately presented	$(53,256)	$(1,000)
Realized gain (loss)	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	5,362	(4,275)
	Total loss on derivative contracts, net	(Loss) on derivative contracts, net	$(47,894)	$(5,275)

Note 4. Oil and Natural Gas Properties
The Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method, costs to acquire oil and natural gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Exploration costs, including unsuccessful exploratory wells and geological and geophysical costs, are charged

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2019 and 2018, depletion expense for oil and gas producing property and related equipment was $13.8 million and $9.6 million, respectively.
Proved Properties
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
Impairments to Oil and Natural Gas Properties
During the three months ended March 31, 2019 and 2018, the Company did not record any impairments to its oil and natural gas properties.
Note 5. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the three months ended March 31, 2019:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2018	28,696,321	44.7%	35,452,178	55.3%	64,148,499
EEH Units and Class B Common Stock converted to Class A Common Stock	—		—		—
EEH Units issued in connection with the vesting of restricted stock units	166,140		—		166,140
As of March 31, 2019	28,862,461	44.9%	35,452,178	55.1%	64,314,639

The following table summarizes the activity for the equity attributable to the noncontrolling interest for the three months ended March 31, 2019 (in thousands):

2019
As of December 31, 2018	$491,852
EEH Units and Class B Common Stock converted to Class A Common Stock	—
ASC 842 implementation adjustment attributable to noncontrolling interest	99
Net loss attributable to noncontrolling interest	(21,239)

As of March 31, 2019	$470,712

Note 6. Net (Loss) Income Per Common Share
Net (loss) income per common share—basic is calculated by dividing Net (loss) income by the weighted average number of shares of common stock outstanding during the period. Net (loss) income per common share—diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing Net (loss) income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net (loss) income per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.
A reconciliation of Net (loss) income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Net (loss) income attributable to Earthstone Energy, Inc.	$(17,204)	$5,321

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.60)	$0.19
Diluted	$(0.60)	$0.19

Weighted average common shares outstanding
Basic	28,719,542	27,783,805
Add potentially dilutive securities:
Unvested restricted stock units	—	128,119
Diluted weighted average common shares outstanding	28,719,542	27,911,924

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net loss attributable to noncontrolling interest of $21.2 million would be added back to Net (loss) income attributable to Earthstone Energy, Inc., having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc. For the three months ended

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019, the Company excluded 336,759 shares for the dilutive effect of performance units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred the period.
Note 7. Common Stock
Class A Common Stock
At March 31, 2019 and December 31, 2018, there were 28,862,461 and 28,696,321 shares of Class A Common Stock issued and outstanding, respectively. During the three months ended March 31, 2019, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the "2014 Plan"), Earthstone issued 225,401 shares of Class A Common Stock, of which 59,261 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three months ended March 31, 2018, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 114,936 shares of Class A Common Stock of which 28,664 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At March 31, 2019 and December 31, 2018, there were 35,452,178 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three months ended March 31, 2019, no shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three months ended March 31, 2018, 194,046 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 8. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units ("RSUs"). As of March 31, 2019, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 6.4 million shares.
Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. The Company determines the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred. Stock-based compensation is included in General and administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheets.
The table below summarizes RSU award activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	810,995	$8.83
Granted	743,350	$6.40
Forfeited	(13,750)	$7.70
Vested	(225,401)	$8.56
Unvested RSUs at March 31, 2019	1,315,194	$7.51

As of March 31, 2019, there was $9.7 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.10 years.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2019 and 2018, Stock-based compensation related to RSUs was $1.6 million and $1.8 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	252,500	$13.75
Granted	669,550	$9.30
Unvested PSUs at March 31, 2019	922,050	$10.52

On January 28, 2019, the Board of Directors of Earthstone (the "Board") granted 669,550 PSUs to certain executive officers pursuant to the 2014 Plan. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 1, 2019 and ending on January 31, 2022 (the “Performance Period”) of performance criteria established by the Board.
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
The Company accounts for these awards as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the PSUs granted on January 28, 2019, assuming a risk-free rate of 2.6% and volatilities ranging from 40.1% to 114.1%, the Company calculated the weighted average grant date fair value per PSU to be $9.30.
As of March 31, 2019, there was $8.1 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 1.3 years.
For the three months ended March 31, 2019 and 2018, Stock-based compensation related to the PSUs was approximately $0.6 million and $0.1 million, respectively.
Note 9. Long-Term Debt
Credit Agreement
In May, 2017, Earthstone Energy Holdings, LLC (“EEH” or the “Borrower”), a subsidiary of Earthstone, each of Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC ("Bold"), Bold Operating, LLC, as guarantors (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association, as Syndication Agent, and the lenders party thereto (the “Lenders”), entered into a credit agreement (as amended, modified or restated from time to time, the “EEH Credit Agreement”).
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about May 1st and November 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75% or (b) the prime lending rate of Bank of Texas plus 0.75% to 1.75%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.375% or 0.50%, depending on borrowing base utilization, per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In addition, the EEH Credit Agreement requires EEH to maintain the following financial covenants: a current ratio, as defined by the EEH Credit Agreement, of not less than 1.0 to 1.0 and a leverage ratio of not greater than 4.0 to 1.0. Leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter (excluding any debt from obligations relating to non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives) to (ii) the product of EBITDAX for such fiscal quarter multiplied by four. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2019, EEH was in compliance with the covenants under the EEH Credit Agreement.
As of March 31, 2019, the Company had a $275.0 million borrowing base under the EEH Credit Agreement, of which $120.8 million was outstanding, bearing annual interest of 4.486%, resulting in an additional $154.2 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2018, there were $78.8 million of borrowings outstanding under the EEH Credit Agreement. On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million.
For the three months ended March 31, 2019, the Company had borrowings of $85.2 million and $43.2 million in repayments of borrowings.
For the three months ended March 31, 2019, interest on borrowings averaged 4.64% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2018, interest on borrowings averaged 3.62% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million.
No costs associated with the EEH Credit Agreement were capitalized during the three months ended March 31, 2019. The Company capitalized $0.003 million of costs associated with the EEH Credit Agreement for the three months ended March 31, 2018. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
Note 10. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, (in thousands):

	2019	2018
Beginning asset retirement obligations	$2,229	$2,354
Liabilities incurred	21	1
Liabilities settled	(62)	(52)
Accretion expense	54	41
Divestitures	—	(385)
Revision of estimates	—	(182)
Ending asset retirement obligations	$2,242	$1,777

Note 11. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.3% of the outstanding Class A Common Stock and approximately 4.6% of the combined voting power of the Company's outstanding Class A and Class B Common Stock as of March 31, 2019, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $4.3 million and received payments from Flatonia $1.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company made payments to Flatonia of $6.2 million and received payments from Flatonia of $2.1 million. At March 31, 2019 and December 31, 2018, amounts receivable from Flatonia in connection with the Operating Agreement were $1.0 million and $0.8 million, respectively. Payables related to revenues outstanding and due to Flatonia as of March 31, 2019 and December 31, 2018 were $1.3 million and $1.6 million, respectively.
Earthstone's majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which the Company interacts in the normal course of business.
Note 12. Commitments and Contingencies
Legal
From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinksi et al.:  On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. ("EnCap"), Bold, Bold Energy Holdings, LLC ("Bold Holdings") and OVR. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution dated as of November 7, 2016 and as amended on March 21, 2017 (the "Bold Contribution Agreement"), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants' motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff and Defendants' counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain,

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Environmental and Regulatory
As of March 31, 2019, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
Note 13. Income Taxes
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
During the three months ended March 31, 2019, the Company recorded income tax benefit of approximately $0.5 million which included (1) income tax benefit for Lynden US of $0.8 million as a result of its share of the distributable income from EEH, (2) income tax benefit for Earthstone of $2.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2019.
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
Note 14. Leases
Our operating lease activities consist of leases for office space. Our finance lease activities consist of leases for vehicles. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms generally ranging from one to three years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. None of our lease agreements include variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. See discussion of the January 1, 2019 implementation impact at Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
Supplemental balance sheet information as of March 31, 2019 for our leases is as follows (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases	Classification
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$1,049
Finance	Office and other equipment, net of accumulated depreciation and amortization	752
Total lease assets		$1,801

Liabilities
Current:
Operating	Operating lease liabilities	$658
Finance	Finance lease liabilities	354
Noncurrent:
Operating	Operating lease liabilities	442
Finance	Finance lease liabilities	193
Total lease liabilities		$1,647

*The difference between assets and liabilities includes a $0.1 million adjustment to NCI and a $0.07 million adjustment to accumulated deficit, both at the beginning of the period as part of the ASC 842 implementation adjustment.
Our operating lease expense for the three months ended March 31, 2019 was $0.2 million and is included in General and administrative expense in our Condensed Consolidated Statements of Operations. Our finance lease expense for the three months ended March 31, 2019 was $0.1 million and is included in depreciation, depletion and amortization expense and interest expense, net in our Condensed Consolidated Statements of Operations. Additionally, we capitalized as part of oil and gas properties $2.1 million of short-term lease costs related to drilling rig contracts. All of our drilling rig contracts have enforceable terms of less than one year.
Minimum contractual obligations for our leases (undiscounted) as of March 31, 2019 are as follows (in thousands):

	Operating	Finance
2019 (excluding three months ended March 31, 2019	$619	$295
2020	206	219
2021	215	65
2022	110	—
2023	—	—
Thereafter	—	—
Total lease payments	$1,150	$579
Less imputed interest	(50)	(32)
Total lease liability	$1,100	$547

Cash paid for our operating and finance leases were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2019. Right-of-use assets obtained in exchange for lease obligations for our operating leases were $0.6 million for the three months ended March 31, 2019. The amount related to our finance leases was not material to our consolidated financial statements.
As of March 31, 2019, the weighted average remaining lease terms of our operating and finance leases were 1.9 years and 1.8 years, respectively. The weighted average discount rates used to determine the lease liabilities as of March 31, 2019 for our operating and finance leases were 4.35% and 6.57%, respectively. The discount rate used for operating leases is based on the Company's incremental borrowing rate. The discount rate used for finance leases is based on the rates implicit in the leases.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information

This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K.
Overview
Earthstone Energy, Inc., a Delaware corporation ("Earthstone" and together with our consolidated subsidiaries, the "Company," "our," "we," "us," or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our primary assets are located in the Midland Basin of west Texas and the Eagle Ford Trend of south Texas.
Our primary focus is concentrated in the Midland Basin of west Texas where our acreage has multiple stacked pay intervals in the Wolfcamp and, to a lesser extent, the Spraberry formations. We believe the Midland Basin area is characterized by high oil and liquids-rich natural gas content, multiple vertical and horizontal target horizons and high drilling success rates.
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
Management’s Plans
Our plans include a continued focus on the Midland Basin through the development of our properties and by further expansion of our acreage footprint as an operator. Our development program for 2019 presently includes drilling approximately 16 operated wells and completing 13 of these operated wells. In addition, we have assumed participating in drilling 20 wells and completing 19 wells where we have a non-operated working interest. At our Eagle Ford Trend properties, our development program includes drilling approximately seven operated wells and completing seven wells. In order to achieve these plans, we have an approved annual budget of $190.0 million. Commodity prices continue to be volatile and we intend to be vigilant to adjust our business plans accordingly.
In addition to our capital development program for 2019, our plans also include an acreage expansion program that includes looking for opportunities where we can trade acreage with other operators or bolt on acreage through acquisitions. Our intent is to increase our overall operated locations and allow us to develop our acreage with long horizontal laterals (7,500 to 12,000+ foot lateral lengths). We will also remain active in seeking M&A transactions in this high economic return geographic area.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin

We completed six wells (three operated and three non-operated) and spud an additional 12 wells (three operated and nine non-operated) during the first quarter of 2019. We currently expect to complete approximately 10 operated wells over the latter half of 2019. We intend to continue to initiate completion activities when we accumulate an adequate inventory of wells for efficient operations.

Commencing in early 2018, market concerns about future take-away capacity adversely affected oil and gas price differentials in the Midland Basin. Since then, the market concerns have been abated as additional oil pipelines have been added to the take-away infrastructure in the area. Consequently, we have experienced significant improvement in these negative oil price differentials. Natural gas price differentials continue to grow as future take-away capacity in the area is being challenged. However, there are some additional gas pipelines expected to come on line on or about the fourth quarter of 2019. While we believe the economic returns from our operations are very attractive at current price levels and our wells are meeting or exceeding our type curves, our cashflows are being impacted by negative differentials, (excluding the impact of derivatives). Increasing and sustained negative oil and gas price differentials will adversely affect our future cash flows and could cause us to reduce the pace of development of our properties.
Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we have commenced drilling operations and expect to complete the seven well program by the end of 2019.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2019.

Results of Operations
Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	678	546	24%
Natural gas (MMcf)	827	1,044	(21)%
Natural gas liquids (MBbl)	193	150	29%
Barrels of oil equivalent (MBOE)	1,009	870	16%
Average Daily Production (Boepd)	11,209	9,664	16%

Average prices:
Oil (per Bbl)	$52.30	$63.07	(17)%
Natural gas (per Mcf)	$1.32	$2.57	(49)%
Natural gas liquids (per Bbl)	$21.66	$25.30	(14)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$59.81	$55.11	9%
Gas ($/Mcf)(1)	$1.66	$2.63	(37)%
NGL ($/Bbl)	$21.66	$25.30	(14)%

(In thousands)
Oil revenues	$35,447	$34,417	3%
Natural gas revenues	$1,094	$2,684	(59)%
Natural gas liquids revenues	$4,187	$3,794	10%

Lease operating expense	$6,667	$4,657	43%
Severance taxes	$1,988	$2,037	(2)%
Depreciation, depletion and amortization	$14,005	$9,708	44%

General and administrative expense (excluding stock-based compensation)	$5,058	$4,639	9%
Stock-based compensation	$2,212	$1,940	14%
General and administrative expense	$7,270	$6,579	11%

Interest expense, net	$(1,449)	$(613)	136%

Unrealized loss on derivative contracts	$(53,256)	$(1,000)	NM
Realized gain (loss) on derivative contracts	$5,362	$(4,275)	NM
Loss on derivative contracts, net	$(47,894)	$(5,275)	NM

Income tax benefit (expense)	$460	$(249)	NM
(1) Includes $2.1 million of cash proceeds related to hedges unwound during the first quarter of 2019.
NM – Not Meaningful

Oil revenues
For the three months ended March 31, 2019, oil revenues increased by $1.0 million or 3% relative to the comparable period in 2018. Of the increase, $6.9 million was attributable to an increase in volume, partially offset by $5.9 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $63.07 for the three months ended March 31, 2018 to $52.30 or 17% for the three months ended March 31, 2019. We had a net increase in the volume of oil sold of 132 MBbls or 24%, primarily due to new wells brought online in late 2018, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas revenues
For the three months ended March 31, 2019, natural gas revenues decreased by $1.6 million or 59% relative to the comparable period in 2018. Of the decrease, $1.3 million was attributable to a decrease in our realized price and $0.3 million was attributable to a decrease in volume. Our average realized price per Mcf decreased from $2.57 for the three months ended March 31, 2018 to $1.32 or 49% for the three months ended March 31, 2019. The total volume of natural gas produced and sold decreased 217 MMcf or 21% primarily due to the impact of 2018 gas well divestitures.
Natural gas liquids revenues
For the three months ended March 31, 2019, natural gas liquids revenues increased by $0.4 million or 10% relative to the comparable period in 2018. Of the increase, $0.9 million was attributable to increased volume, partially offset by $0.5 million attributable to a decrease in our realized price. The volume of natural gas liquids produced and sold increased by 43 MBbls or 29%, primarily due to new wells brought online in late 2018, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE increased by $2.0 million or 43% for the three months ended March 31, 2019 relative to the comparable period in 2018. The increase was primarily due to additional producing wells brought online, which drove a 16% increase in production volume; in addition to a $1.0 million increase driven by a greater number of workover projects as compared to the prior year quarter.
Severance taxes
Severance taxes for the three months ended March 31, 2019 remained flat as compared to the comparable period in 2018, as the impact of increased volume was offset by the impact of decreased prices of oil and natural gas liquids. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended March 31, 2019 by $4.3 million, or 44% relative to the comparable period in 2018, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the three months ended March 31, 2019 increased by $0.7 million, or 11% relative to the comparable period in 2018. The total increase consisted of $0.4 million from increased staffing throughout 2018 and $0.3 million resulted from non-cash stock-based compensation expense related to restricted stock units awarded to our executive officers on January 28, 2019.
Interest expense, net
Interest expense increased from $0.6 million for the three months ended March 31, 2018 to $1.4 million for the three months ended March 31, 2019, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 9. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended March 31, 2019, we recorded a net loss on derivative contracts of $47.9 million, consisting of unrealized mark-to-market losses of $53.3 million, partially offset by net realized gains on settlements of $5.4 million. For the three months ended March 31, 2018, we recorded a net loss on derivative contracts of $5.3 million, consisting of unrealized mark-to-market losses of $1.0 million and net realized losses on settlements of $4.3 million.
Income tax benefit (expense)
During the three months ended March 31, 2019, we recorded income tax benefit of approximately $0.5 million which included (1) income tax benefit for Lynden US of $0.8 million as a result of its share of the distributable income from EEH, (2) income tax benefit for Earthstone of $2.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2019.
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
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. At March 31, 2019, we had approximately $0.4 million in cash and approximately $154 million in unused borrowing capacity under the EEH Credit Agreement (discussed below) available for operational and capital funding. We currently estimate 2019 capital expenditures will be approximately $190 million, of which $48.5 million has been spent through March 31, 2019. Our 2019 capital program assumes a 16-well program running one rig for our operated acreage in the Midland Basin and a seven-well program for our operated Eagle Ford acreage as well as estimated expenditures for our non-operated Midland Basin properties and land and infrastructure activities. We likely will continue to outspend our cash flows provided by operating activities over at least the next 12 months from the date of this report based on current assumptions. However, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months in order to meet our cash requirements. We may consider various financial arrangements or other techniques or transactions, including but not limited to promoted drilling arrangements.
Working capital, defined herein as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was a deficit of $28.8 million as of March 31, 2019 compared to a deficit of $18.3 million as of December 31, 2018. Our collection of receivables has historically been timely and losses associated with uncollectible receivables have historically not been significant. The increase in the deficit is primarily the result of a net decrease in fair value of our derivative contracts expected to settle over the next 12 months partially offset by increased receivables and decreased payables. We expect that changes in receivables and payables related to our pace of development, production volumes, changes in our hedging activities, realized commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
We expect to finance future acquisition and development activities with cash flows from operating activities, borrowings under the EEH Credit Agreement and, various means of corporate and project financing, assuming we can effectively access debt and equity markets. In addition, as indicated above, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2019 were $7.1 million compared to $16.8 million for the three months ended March 31, 2018. The decrease in operating cash flows from the prior year period was primarily due to use of cash from changes in payables and receivables related to our operation of our oil and gas properties partially offset by sources of cash from changes in cash settlements of derivative contracts.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were $48.5 million and $33.2 million, respectively. The increase in cash flows used in investing activities was primarily due to increased drilling and completion activity as compared to the prior year quarter.

Cash Flows from Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were $41.5 million and $4.5 million, respectively. The increase was primarily due to higher net borrowings under the EEH Credit Agreement in the current year quarter which were used to fund our drilling and completion activities.
Capital Expenditures
Our 2019 capital budget assumes a one-rig operated program and non-operated activities as currently proposed by operators, for our acreage in the Midland Basin as well as a seven-well program on our operated Eagle Ford acreage. Our capital expenditures for 2019 are currently estimated at approximately $190.0 million, of which we spent $48.5 million on a cash basis and incurred $42.7 million on an accrual basis during the first quarter of 2019 (the difference of $5.8 million representing a decrease in accrued but unpaid capital expenditures from December 31, 2018 to March 31, 2019).
Our accrual basis capital expenditures for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Drilling and completions	$42,474
Leasehold costs	196
Total capital expenditures	$42,670

Credit Agreement
In May, 2017, Earthstone Energy Holdings, LLC (“EEH” or the “Borrower”), a subsidiary of Earthstone, each of Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC, Bold Operating, LLC, as guarantors (the “Guarantors”), BOKF, NA dba Bank Of Texas, as Agent and Lead Arranger, Wells Fargo Bank, National Association, as Syndication Agent, and the lenders party thereto (the “Lenders”), entered into a credit agreement (as amended, modified or restated from time to time, the “EEH Credit Agreement”).
The borrowing base under the EEH Credit Agreement is subject to redetermination on or about May 1st and November 1st of each year. The amounts borrowed under the EEH Credit Agreement bear annual interest rates at either (a) the London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.75% or (b) the prime lending rate of Bank of Texas plus 0.75% to 1.75%, depending on the amounts borrowed under the EEH Credit Agreement. Principal amounts outstanding under the EEH Credit Agreement are due and payable in full at maturity on May 9, 2022. All of the obligations under the EEH Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the EEH Credit Agreement include paying a commitment fee of 0.375% or 0.50%, depending on borrowing base utilization, per year to the Lenders in respect of the unutilized commitments thereunder, as well as certain other customary fees.
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
In addition, the EEH Credit Agreement requires EEH to maintain the following financial covenants: a current ratio, as defined by the EEH Credit Agreement, of not less than 1.0 to 1.0 and a leverage ratio of not greater than 4.0 to 1.0. Leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter (excluding any debt from obligations relating to non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives) to (ii) the product of EBITDAX for such fiscal quarter multiplied by four. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) non-cash losses under FASB ASC 815 as a result of changes in the fair market value of derivatives, (vii) exploration expenses, (viii) impairment expenses, and (ix) non-cash compensation expenses and minus (b) to the extent included in consolidated net income in such period, non-cash gains under FASB ASC 815 as a result of changes in the fair market value of derivatives.
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2019, EEH was in compliance with these covenants under the EEH Credit Agreement.

As of March 31, 2019, we had a $275.0 million borrowing base under the EEH Credit Agreement, of which $120.8 million was outstanding, bearing annual interest of 4.486%, resulting in an additional $154.2 million of borrowing base availability under the EEH Credit Agreement. On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million.
Hedging Activities
The following table sets forth our outstanding derivative contracts at March 31, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q2 - Q4 2019	Crude Oil	1,769,100	$65.60
Q1 - Q4 2020	Crude Oil	1,464,000	$65.87
Q2 - Q4 2019	Crude Oil Basis Swap(1)	1,512,500	$(5.29)
Q2 - Q4 2019	Crude Oil (Basis Swap)(2)	275,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	1,464,000	$(2.74)
Q2 - Q4 2019	Natural Gas	2,795,500	$2.86
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q2 - Q4 2019	Natural Gas Basis Swap (3)	2,795,500	$(1.14)
Q1 - Q4 2020	Natural Gas Basis Swap (3)	2,562,000	$(1.07)

(1)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

Subsequent to March 31, 2019, we entered into additional hedges consisting of Crude Oil Swaps on 366 MBbls at a price of $59.75/Bbl for 2020 and WTI Midland Argus Crude Basis Swaps on 366 MBbls at a price of $0.25/Bbl for 2020.
The following table sets forth our outstanding derivative contracts at May 1, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q2 - Q4 2019	Crude Oil	1,769,100	$65.60
Q1 - Q4 2020	Crude Oil	1,830,000	$64.65
Q2 - Q4 2019	Crude Oil Basis Swap(1)	1,512,500	$(5.29)
Q2 - Q4 2019	Crude Oil (Basis Swap)(2)	275,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	1,830,000	$(2.14)
Q2 - Q4 2019	Natural Gas	2,795,500	$2.86
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q2 - Q4 2019	Natural Gas Basis Swap (3)	2,795,500	$(1.14)
Q1 - Q4 2020	Natural Gas Basis Swap (3)	2,562,000	$(1.07)

(1)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Obligations and Commitments
There have been no material changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K other than those described in Note 12. Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2019, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 12. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2019.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2019	8,972	$4.52	—	—
February 2019	—	—	—	—
March 2019	50,289	$7.08	—	—

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

EARTHSTONE ENERGY, INC.

Date:	May 3, 2019	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration