Form 10-Q
period 2019-06-30
EARTHSTONE ENERGY INC
filed 2019-08-06
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35049
_________________________________________________________
EARTHSTONE ENERGY, INC.
(Exact name of registrant as specified in its charter)
 _________________________________________________________

Delaware	84-0592823
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)
1400 Woodloch Forest Drive, Suite 300
The Woodlands, Texas 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code:  (281) 298-4246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	ESTE	New York Stock Exchange (NYSE)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2019, 29,031,504 shares of Class A Common Stock, $0.001 par value per share, and 35,416,446 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash	$5,785	$376
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	13,464	13,683
Joint interest billings and other, net of allowance of $133 and $134 at June 30, 2019 and December 31, 2018, respectively	8,870	4,166
Derivative asset	8,578	43,888
Prepaid expenses and other current assets	6,692	1,443
Total current assets	43,389	63,556

Oil and gas properties, successful efforts method:
Proved properties	823,266	755,443
Unproved properties	272,007	266,140
Land	5,382	5,382
Total oil and gas properties	1,100,655	1,026,965

Accumulated depreciation, depletion and amortization	(155,085)	(127,256)
Net oil and gas properties	945,570	899,709

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation and amortization of $2,857 and $2,490 at June 30, 2019 and December 31, 2018, respectively	1,350	662
Derivative asset	6,934	21,121
Operating lease right-of-use assets	870	—
Other noncurrent assets	1,615	1,640
TOTAL ASSETS	$1,017,348	$1,004,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,497	$26,452
Revenues and royalties payable	24,904	28,748
Accrued expenses	21,260	22,406
Asset retirement obligation	410	557
Advances	9,647	3,174
Derivative liability	176	528
Operating lease liabilities	507	—
Finance lease liabilities	318	—
Total current liabilities	78,719	81,865

Noncurrent liabilities:
Long-term debt	110,000	78,828
Deferred tax liability	13,642	13,489
Asset retirement obligation	1,771	1,672
Derivative liability	1,099	1,891

Operating lease liabilities	394	—
Finance lease liabilities	160	—
Other noncurrent liabilities	—	71
Total noncurrent liabilities	127,066	95,951

Commitments and Contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,031,504 and 28,696,321 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	29	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,416,446 and 35,452,178 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	35	35
Additional paid-in capital	521,361	517,073
Accumulated deficit	(190,857)	(182,497)
Total Earthstone Energy, Inc. equity	330,568	334,640
Noncontrolling interest	480,995	491,852
Total equity	811,563	826,492

TOTAL LIABILITIES AND EQUITY	$1,017,348	$1,004,308
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Oil	$40,767	$31,903	$76,214	$66,320
Natural gas	129	1,783	1,223	4,467
Natural gas liquids	3,646	3,464	7,833	7,258
Total revenues	44,542	37,150	85,270	78,045

OPERATING COSTS AND EXPENSES
Lease operating expense	8,605	5,009	15,272	9,666
Severance taxes	2,109	1,824	4,097	3,861
Depreciation, depletion and amortization	14,197	10,812	28,202	20,520
General and administrative expense	7,028	7,286	14,298	13,865
Transaction costs	—	—	175	—
Accretion of asset retirement obligation	54	43	108	84
Total operating costs and expenses	31,993	24,974	62,152	47,996

(Loss) gain on sale of oil and gas properties	(201)	63	(326)	512

Income from operations	12,348	12,239	22,792	30,561

OTHER INCOME (EXPENSE)
Interest expense, net	(1,677)	(610)	(3,126)	(1,223)
Gain (loss) on derivative contracts, net	9,496	(10,850)	(38,398)	(16,125)
Other (expense) income, net	(18)	391	(22)	397
Total other income (expense)	7,801	(11,069)	(41,546)	(16,951)

Income (loss) before income taxes	20,149	1,170	(18,754)	13,610
Income tax (expense) benefit	(613)	302	(153)	53
Net income (loss)	19,536	1,472	(18,907)	13,663

Less: Net income (loss) attributable to noncontrolling interest	10,759	822	(10,480)	7,692

Net income (loss) attributable to Earthstone Energy, Inc.	$8,777	$650	$(8,427)	$5,971

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.30	$0.02	$(0.29)	$0.21
Diluted	$0.30	$0.02	$(0.29)	$0.21

Weighted average common shares outstanding:
Basic	28,895,893	27,987,509	28,808,205	27,886,220
Diluted	29,228,886	28,036,052	28,808,205	27,967,421

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212		2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031
Stock-based compensation expense	—	—	—	—	2,261	—	2,261		2,261
Vesting of restricted stock units, net of taxes paid	133,311	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	43,344	—	—	—	(265)	—	(265)	—	(265)
Cancellation of treasury shares	(43,344)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	35,732	(35,732)	—	—	476	—	476	(476)	—
Net income	—	—	—	—	—	8,777	8,777	10,759	19,536
At June 30, 2019	29,031,504	35,416,446	$29	$35	$521,361	$(190,857)	$330,568	$480,995	$811,563

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2017	27,584,638	36,052,169	$28	$36	$503,932	$(224,822)	$279,174	$446,558	$725,732
Stock-based compensation expense	—	—	—	—	1,940	—	1,940		1,940
Vesting of restricted stock units, net of taxes paid	86,272	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	28,664	—	—	—	(466)	—	(466)	—	(466)
Cancellation of treasury shares	(28,664)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	194,046	(194,046)	—	—	2,409	—	2,409	(2,409)	—
Net income	—	—	—	—	—	5,321	5,321	6,870	12,191
At March 31, 2018	27,864,956	35,858,123	$28	$36	$507,815	$(219,501)	$288,378	$451,019	$739,397
Stock-based compensation expense	—	—	—	—	2,073	—	2,073		2,073
Vesting of restricted stock units, net of taxes paid	255,313	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	83,762	—	—	—	(648)	—	(648)	—	(648)
Cancellation of treasury shares	(83,762)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	11,195	(11,195)	—	—	141	—	141	(141)	—
Net income	—	—	—	—	—	650	650	822	1,472
At June 30, 2018	28,131,464	35,846,928	$28	$36	$509,381	$(218,851)	$290,594	$451,700	$742,294
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(18,907)	$13,663
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	28,202	20,520
Accretion of asset retirement obligations	108	84
Settlement of asset retirement obligations	(179)	(79)
Loss (gain) on sale of oil and gas properties	326	(512)
Total loss on derivative contracts, net	38,398	16,125
Operating portion of net cash received (paid) in settlement of derivative contracts	9,956	(9,267)
Stock-based compensation	4,473	4,013
Deferred income taxes	153	(53)
Amortization of deferred financing costs	215	143
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,257)	4,475
(Increase) decrease in prepaid expenses and other current assets	(537)	(992)
Increase (decrease) in accounts payable and accrued expenses	(5,222)	(17,287)
Increase (decrease) in revenues and royalties payable	(3,845)	8,437
Increase in advances	3,400	14,159
Net cash provided by operating activities	55,284	53,429
Cash flows from investing activities:
Additions to oil and gas properties	(79,760)	(68,516)
Additions to office and other equipment	(202)	(53)
Proceeds from sales of oil and gas properties	2	210
Net cash used in investing activities	(79,960)	(68,359)
Cash flows from financing activities:
Proceeds from borrowings	128,087	25,000
Repayments of borrowings	(96,915)	(27,500)
Cash paid related to the exchange and cancellation of Class A Common Stock	(661)	(1,116)
Cash paid for finance leases	(237)	—
Deferred financing costs	(189)	(213)
Net cash provided by (used in) financing activities	30,085	(3,829)
Net increase (decrease) in cash	5,409	(18,759)
Cash at beginning of period	376	22,955
Cash at end of period	$5,785	$4,196
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,760	$986
Non-cash investing and financing activities:
Accrued capital expenditures	$16,714	$25,791
Lease asset additions - ASC 842	$1,573	$—
Asset retirement obligations	$23	$(141)
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2019.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2019	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$8,578	$—	$8,578
Derivative asset - noncurrent	—	6,934	—	6,934
Total financial assets	$—	$15,512	$—	$15,512

Financial liabilities
Derivative liability - current	$—	$176	$—	$176
Derivative liability - noncurrent	—	1,099	—	1,099
Total financial liabilities	$—	$1,275	$—	$1,275

December 31, 2018
Financial assets
Derivative asset - current	$—	$43,888	$—	$43,888
Derivative asset - noncurrent		21,121		21,121
Total financial assets	$—	$65,009	$—	$65,009

Financial liabilities
Derivative liability - current	$—	$528	$—	$528
Derivative liability - noncurrent	—	1,891	—	1,891
Total financial liabilities	$—	$2,419	$—	$2,419

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
Note 3. Derivative Financial Instruments
The Company’s hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2021. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2019:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2019	Crude Oil	1,177,600	$65.64
Q1 - Q4 2020	Crude Oil	1,830,000	$63.80
Q1 - Q4 2021	Crude Oil	365,000	$55.53
Q3 - Q4 2019	Crude Oil Basis Swap(1)	1,012,000	$(5.29)
Q3 - Q4 2019	Crude Oil Basis Swap(2)	184,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	1,830,000	$(2.14)
Q3 - Q4 2019	Natural Gas	1,564,000	$2.85
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q3 - Q4 2019	Natural Gas Basis Swap(3)	1,564,000	$(1.16)
Q1 - Q4 2020	Natural Gas Basis Swap(3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Subsequent to June 30, 2019, the Company entered into additional hedges consisting of Crude Oil Swaps on 731 MBbls at a price of $54.47/Bbl for 2020 and 2021, WTI Midland Argus Crude Basis Swaps on 366 MBbls at a price of $0.55/Bbl for 2020 and WTI Midland Argus Crude Basis Swaps on 730 MBbls at a price of $0.85/Bbl for 2021.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2019			December 31, 2018
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$17,346	$(8,768)	$8,578	$48,662	$(4,774)	$43,888
Commodity contracts	Derivative liability - current	$8,944	$(8,768)	$176	$5,302	$(4,774)	$528
Commodity contracts	Derivative asset - noncurrent	$8,583	$(1,649)	$6,934	$23,605	$(2,484)	$21,121
Commodity contracts	Derivative liability - noncurrent	$2,748	$(1,649)	$1,099	$4,375	$(2,484)	$1,891
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Cash Flows Location	Statement of Operations Location	2019	2018	2019	2018
Unrealized gain (loss)	Not separately presented	Not separately presented	$4,902	$(5,858)	$(48,354)	$(6,858)
Realized gain (loss)	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	4,594	(4,992)	9,956	(9,267)
	Total gain (loss) on derivative contracts, net	Gain (loss) on derivative contracts, net	$9,496	$(10,850)	$(38,398)	$(16,125)

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and six months ended June 30, 2019, depletion expense for oil and gas producing property and related equipment was $14.0 million and $27.8 million, respectively. For the three and six months ended June 30, 2018, depletion expense for oil and gas producing property and related equipment was $10.7 million and $20.3 million, respectively.
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
Unproved Properties
Unproved properties consist of costs incurred to acquire undeveloped leases. Unproved oil and gas leases are generally for a primary term of three to five years. In most cases, the term of the unproved leases can be extended by paying delay rentals, meeting contractual drilling obligations, or by the presence of producing wells on the leases. Unproved costs related to successful exploratory drilling are reclassified to proved properties.
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
Impairments to Oil and Natural Gas Properties
During the three and six months ended June 30, 2019 and 2018, the Company did not record any impairments to its oil and natural gas properties.
Note 5. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 represents the portion of net income or loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the six months ended June 30, 2019:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2018	28,696,321	44.7%	35,452,178	55.3%	64,148,499
EEH Units and Class B Common Stock converted to Class A Common Stock	35,732		(35,732)		—
EEH Units issued in connection with the vesting of restricted stock units	299,451		—		299,451
As of June 30, 2019	29,031,504	45.0%	35,416,446	55.0%	64,447,950

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
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss) attributable to Earthstone Energy, Inc.	$8,777	$650	$(8,427)	$5,971

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.30	$0.02	$(0.29)	$0.21
Diluted	$0.30	$0.02	$(0.29)	$0.21

Weighted average common shares outstanding
Basic	28,895,893	27,987,509	28,808,205	27,886,220
Add potentially dilutive securities:
Unvested restricted stock units	—	48,543	—	81,201
Unvested performance units	332,993	—	—	—
Diluted weighted average common shares outstanding	29,228,886	28,036,052	28,808,205	27,967,421

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $10.8 million for the three months ended June 30, 2019 and net loss attributable to noncontrolling interest of $10.5 million for the six months ended June 30, 2019 would be added back to Net income (loss) attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc. For the six months ended June 30, 2019, the Company excluded 348,224 shares for the dilutive effect of performance units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred the period.
Note 7. Common Stock
Class A Common Stock
At June 30, 2019 and December 31, 2018, there were 29,031,504 and 28,696,321 shares of Class A Common Stock issued and outstanding, respectively. During the three and six months ended June 30, 2019, as a result of the vesting and settlement of restricted

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the "2014 Plan"), Earthstone issued 176,655 and 402,056 shares, respectively, of Class A Common Stock, of which 43,344 and 102,605 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and six months ended June 30, 2018, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 339,075 and 454,011 shares, respectively, of Class A Common Stock, of which 83,762 and 112,426 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At June 30, 2019 and December 31, 2018, there were 35,416,446 and 35,452,178 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2019, 35,732 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and six months ended June 30, 2018, 11,195 and 205,241 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 8. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units ("RSUs"). As of June 30, 2019, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 6.4 million shares.
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
The table below summarizes RSU award activity for the six months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	810,995	$8.83
Granted	762,350	$6.39
Forfeited	(20,251)	$7.52
Vested	(402,056)	$8.28
Unvested RSUs at June 30, 2019	1,151,038	$7.43

As of June 30, 2019, there was $8.3 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.02 years.
For the three and six months ended June 30, 2019, Stock-based compensation related to RSUs was $1.5 million and $3.0 million, respectively. For the three and six months ended June 30, 2018, Stock-based compensation related to RSUs was $1.8 million and $3.6 million, respectively.
Performance Units

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes performance unit (“PSU”) activity for the six months ended June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	252,500	$13.75
Granted	669,550	$9.30
Unvested PSUs at June 30, 2019	922,050	$10.52

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
As of June 30, 2019, there was $7.3 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 1.21 years.
For the three and six months ended June 30, 2019, Stock-based compensation related to the PSUs was approximately $0.8 million and $1.4 million, respectively. For the three and six months ended June 30, 2018, Stock-based compensation related to the PSUs was approximately $0.3 million and $0.4 million, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2019, EEH was in compliance with the covenants under the EEH Credit Agreement.
On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million. As of June 30, 2019, $110.0 million of borrowings were outstanding, bearing annual interest of 4.390%, resulting in an additional $215.0 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2018, there were $78.8 million of borrowings outstanding under the EEH Credit Agreement.
For the six months ended June 30, 2019, the Company had borrowings of $128.1 million and $96.9 million in repayments of borrowings.
For the three and six months ended June 30, 2019, interest on borrowings averaged 4.58% and 4.61% per annum, respectively, which excluded commitment fees of $0.2 million and $0.3 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2018, interest on borrowings averaged 3.66% and 3.64% per annum, respectively, which excluded commitment fees of $0.3 million and $0.5 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.1 million, respectively.
During the three and six months ended June 30, 2019, $0.2 million of costs associated with the EEH Credit Agreement were capitalized. The Company capitalized $0.2 million of costs associated with the EEH Credit Agreement for the six months ended June 30, 2018. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
Note 10. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, (in thousands):

2019
Beginning asset retirement obligations	$2,229
Liabilities incurred	23
Liabilities settled	(179)
Accretion expense	108
Divestitures	—
Revision of estimates	—
Ending asset retirement obligations	$2,181

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.2% of the outstanding Class A Common Stock and approximately 4.6% of the combined voting power of the Company's outstanding Class A and Class B Common Stock as of June 30, 2019, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $4.0 million and $8.3 million and received payments from Flatonia of $1.6 million and $2.9 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company made payments to Flatonia of $6.1 million and $12.4 million and received payments from Flatonia of $2.0 million and $4.1 million, respectively. At June 30, 2019 and December 31, 2018, amounts receivable from Flatonia in connection with the Operating Agreement were $1.0 million and $0.8 million, respectively. Payables related to revenues outstanding and due to Flatonia as of June 30, 2019 and December 31, 2018 were $1.3 million and $1.6 million, respectively.
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
Olenik v. Lodzinksi et al.:  On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. ("EnCap"), Bold, Bold Energy Holdings, LLC ("Bold Holdings") and Oak Valley Resources. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution dated as of November 7, 2016 and as amended on March 21, 2017 (the "Bold Contribution Agreement"), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants' motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff and Defendants' counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Environmental and Regulatory
As of June 30, 2019, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
During the six months ended June 30, 2019, the Company recorded income tax expense of approximately $0.2 million which included (1) income tax benefit for Lynden US of $0.4 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $1.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2019.
During the six months ended June 30, 2018, the Company recorded a net income tax benefit of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the Tax Cuts and Jobs Act ("TCJA"), (2) income tax expense for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.2 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2018.
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
Supplemental balance sheet information as of June 30, 2019 for our leases is as follows (in thousands):

Leases	Balance Sheet Location
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$870
Finance	Office and other equipment, net of accumulated depreciation and amortization	703
Total lease assets		$1,573

Liabilities
Current:
Operating	Operating lease liabilities	$507
Finance	Finance lease liabilities	318
Noncurrent:
Operating	Operating lease liabilities	394
Finance	Finance lease liabilities	160
Total lease liabilities		$1,379

*The difference between assets and liabilities includes a $0.1 million adjustment to NCI and a $0.07 million adjustment to accumulated deficit, both at the beginning of the period as part of the ASC 842 implementation adjustment.
Our operating lease expenses for the three and six months ended June 30, 2019 were $0.2 million and $0.4 million, respectively, and are included in General and administrative expense in our Condensed Consolidated Statements of Operations. Our finance lease expenses for the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively, and are included in depreciation, depletion and amortization expense and interest expense, net in our Condensed Consolidated Statements of Operations. Additionally, we capitalized as part of oil and gas properties $2.0 million and $4.1 million of short-term lease costs

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to drilling rig contracts during the three and six months ended June 30, 2019. All of our drilling rig contracts have enforceable terms of less than one year.
Minimum contractual obligations for our leases (undiscounted) as of June 30, 2019 are as follows (in thousands):

	Operating	Finance
2019 (excluding six months ended June 30, 2019)	$414	$188
2020	206	232
2021	215	84
2022	110	5
2023	—	—
Thereafter	—	—
Total lease payments	$945	$509
Less imputed interest	(44)	(31)
Total lease liability	$901	$478

Cash payments for our operating leases were $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2019. Cash payments for our finance leases were $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2019. There were no right-of-use assets obtained in exchange for lease obligations for our operating leases for the three months ended June 30, 2019. For the six months ended June 30, 2019 there were $0.6 million of right-of-use assets obtained in exchange for lease obligations for our operating leases. The amounts related to our finance leases were not material to our consolidated financial statements.
As of June 30, 2019, the weighted average remaining lease terms of our operating and finance leases were 2.1 years and 1.7 years, respectively. The weighted average discount rates used to determine the lease liabilities as of June 30, 2019 for our operating and finance leases were 4.35% and 6.91%, respectively. The discount rate used for operating leases is based on the Company's incremental borrowing rate. The discount rate used for finance leases is based on the rates implicit in the leases.
In July 2019, our corporate office lease was extended through December 2025 which is expected to increase operating lease right-of-use assets and operating lease liabilities by approximately $2.4 million. The lease extension commences on January 1, 2020.
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
Management’s Plans
Our plans include a continued focus on the Midland Basin through the development of our properties and by further expansion of our acreage footprint as an operator. Our development program for 2019 presently includes drilling approximately 19.0 gross/14.7 net operated wells and completing 17.0 gross/12.6 net of these operated wells. In addition, we have assumed participating in drilling 20.0 gross/5.0 net wells and completing 5.0 gross/2.0 net wells where we have a non-operated working interest. At our Eagle Ford Trend properties, our development program includes drilling 10.0 gross/5.1 net operated wells and completing all of these operated wells. In order to achieve these plans, we have an approved annual budget of $205.0 million. Commodity prices continue to be volatile and we intend to be vigilant to adjust our business plans accordingly.
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
Midland Basin
We completed 13 gross wells (3.0 gross/2.9 net operated and 10.0 gross/1.5 net non-operated) and spud an additional 19 gross wells (10.0 gross/8.4 net operated and 9.0 gross/3.0 net non-operated) through the first half of 2019. We currently expect to complete approximately 14.0 gross/9.7 net operated wells over the second half of 2019. We intend to continue to initiate completion activities when we accumulate an adequate inventory of wells for efficient operations.
In July 2019, we entered into a Wellbore Development Agreement ("WDA") with a non-affiliated industry partner. This WDA will reduce the Company's working interest in certain wells in Reagan County. The industry partner is obligated to pay a promoted (proportionately higher) share of the capital expenditures on an initial eight wells, with an option to participate, on the same basis, in up to 11 additional wells, to earn 35% of the working interest in these wells.
Commencing in early 2018, market concerns regarding future take-away capacity adversely affected oil and gas price differentials in the Midland Basin. Since then, the market concerns have been abated as additional oil pipelines have been added to the take-away infrastructure in the area. Consequently, we have experienced significant improvement in these negative oil price differentials. Natural gas price differentials continue to grow as future take-away capacity in the area is being challenged. However, there are some additional gas pipelines expected to be brought online during the fourth quarter of 2019. While we believe the economic returns from our operations are attractive at current price levels and our wells are meeting or exceeding our type curves, our cash flows are being negatively impacted by differentials (excluding the impact of derivatives). Increasing and sustained negative oil and gas price differentials will adversely affect our future cash flows and could cause us to reduce the pace of development of our properties.

Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we have spud 7.0 gross/ 3.1 net wells in the first half of 2019 and expect to have them all completed by the end of 2019. We plan to spud and complete 3.0 gross/2.0 net additional wells in the latter half of 2019.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Other than the adoption of ASC Topic 842 described in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2019.

Results of Operations
Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	704	505	39%
Natural gas (MMcf)	1,243	892	39%
Natural gas liquids (MBbl)	245	151	62%
Barrels of oil equivalent (MBOE)	1,156	805	44%
Average Daily Production (Boepd)	12,699	8,845	44%

Average prices:
Oil (per Bbl)	$57.92	$63.16	(8)%
Natural gas (per Mcf)	$0.10	$2.00	(95)%
Natural gas liquids (per Bbl)	$14.90	$22.92	(35)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$61.92	$53.09	17%
Natural gas ($/Mcf)	$1.54	$2.10	(27)%
Natural gas liquids ($/Bbl)	$14.90	$22.92	(35)%

(In thousands)
Oil revenues	$40,767	31,903	28%
Natural gas revenues	$129	1,783	(93)%
Natural gas liquids revenues	$3,646	3,464	5%

Lease operating expense	$8,605	$5,009	72%
Severance taxes	$2,109	$1,824	16%
Depreciation, depletion and amortization	$14,197	$10,812	31%

General and administrative expense (excluding stock-based compensation)	$4,767	$5,213	(9)%
Stock-based compensation	$2,261	$2,073	9%
General and administrative expense	$7,028	$7,286	(4)%

(Loss) gain on sale of oil and gas properties	$(201)	63	(419)%
Interest expense, net	$(1,677)	$(610)	175%

Unrealized gain (loss) on derivative contracts	$4,902	$(5,858)	NM
Realized gain (loss) on derivative contracts	$4,594	$(4,992)	NM
Gain (loss) on derivative contracts, net	$9,496	$(10,850)	NM

Income tax (expense) benefit	$(613)	$302	NM
NM – Not Meaningful

Oil revenues
For the three months ended June 30, 2019, oil revenues increased by $8.9 million or 28% relative to the comparable period in 2018. Of the increase, $11.5 million was attributable to an increase in volume, partially offset by $2.6 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $63.16 for the three months ended June 30, 2018 to $57.92 or 8% for the three months ended June 30, 2019. We had a net increase in the volume of oil sold of 199 MBbls or 39%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas revenues
For the three months ended June 30, 2019, natural gas revenues decreased by $1.7 million or 93% relative to the comparable period in 2018, primarily due to a drastic decrease in realized price in the Midland Basin. Our average realized price per Mcf decreased from $2.00 for the three months ended June 30, 2018 to $0.10 or 95% for the three months ended June 30, 2019. Approximately 97% of our natural gas sales volumes for the period was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 351 MMcf or 39% primarily due to new wells brought online, partially offset by the impact of 2018 gas well divestitures.
Natural gas liquids revenues
For the three months ended June 30, 2019, natural gas liquids revenues increased by $0.2 million or 5% relative to the comparable period in 2018. Of the increase, $1.4 million was attributable to increased volume, partially offset by $1.2 million attributable to a decrease in our realized price. Approximately 95% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has steadily decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in large decreases in prices received. The volume of natural gas liquids produced and sold increased by 94 MBbls or 62%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE increased by $3.6 million or 72% for the three months ended June 30, 2019 relative to the comparable period in 2018. The increase was primarily due to additional producing wells brought online, which drove a 44% increase in production volume; in addition to a $1.4 million increase driven by a greater number of workover projects as compared to the prior year quarter.
Severance taxes
Severance taxes for the three months ended June 30, 2019 increased $0.3 million or 16% as compared to the comparable period in 2018. The increase was primarily due to increased volume, partially offset by the impact of decreased prices of oil and natural gas liquids. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended June 30, 2019 by $3.4 million, or 31% relative to the comparable period in 2018, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the three months ended June 30, 2019 decreased by $0.3 million, or 4% relative to the comparable period in 2018 primarily due to lower legal fees, partially offset by an increase in non-cash stock-based compensation expense related to restricted stock units awarded to our executive officers on January 28, 2019.
Interest expense, net
Interest expense increased from $0.6 million for the three months ended June 30, 2018 to $1.7 million for the three months ended June 30, 2019, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 9. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

Gain (loss) on derivative contracts, net
For the three months ended June 30, 2019, we recorded a net gain on derivative contracts of $9.5 million, consisting of unrealized mark-to-market gains of $4.9 million and net realized gains on settlements of $4.6 million. For the three months ended June 30, 2018, we recorded a net loss on derivative contracts of $10.9 million, consisting of unrealized mark-to-market losses of $5.9 million and net realized losses on settlements of $5.0 million.
Income tax (expense) benefit
During the three months ended June 30, 2019, we recorded income tax expense of approximately $0.6 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, (2) no net income tax expense for Earthstone as the $1.3 million income tax expense resulting from its share of the distributable income from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2019.
During the three months ended June 30, 2018, we recorded an income tax benefit of $0.3 million which included (1) a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the Tax Cuts and Jobs Act ("TCJA") and (2) a deferred income tax expense of $0.2 million related to the Texas Margin Tax.

Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	1,382	1,051	31%
Natural gas (MMcf)	2,070	1,936	7%
Natural gas liquids (MBbl)	438	301	45%
Barrels of oil equivalent (MBOE)	2,164	1,675	29%
Average Daily Production (Boepd)	11,958	9,252	29%

Average prices:
Oil (per Bbl)	$55.17	$63.11	(13)%
Natural gas (per Mcf)	$0.59	$2.31	(74)%
Natural gas liquids (per Bbl)	$17.89	$24.11	(26)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$60.88	$54.14	12%
Natural gas ($/Mcf)(1)	$1.58	$2.39	(34)%
Natural gas liquids ($/Bbl)	$17.89	$24.11	(26)%

(In thousands)
Oil revenues	$76,214	$66,320	15%
Natural gas revenues	$1,223	$4,467	(73)%
Natural gas liquids revenues	$7,833	$7,258	8%

Lease operating expense	$15,272	$9,666	58%
Severance taxes	$4,097	$3,861	6%
Depreciation, depletion and amortization	$28,202	$20,520	37%

General and administrative expense (excluding stock-based compensation)	$9,825	$9,852	—%
Stock-based compensation	$4,473	$4,013	11%
General and administrative expense	$14,298	$13,865	3%

(Loss) gain on sale of oil and gas properties	$(326)	$512	(164)%
Interest expense, net	$(3,126)	$(1,223)	156%

Unrealized loss on derivative contracts	$(48,354)	$(6,858)	NM
Realized gain (loss) on derivative contracts	$9,956	$(9,267)	NM
Loss on derivative contracts, net	$(38,398)	$(16,125)	NM

Income tax (expense) benefit	$(153)	$53	NM
(1) Includes $2.1 million of cash proceeds related to hedges unwound during the first quarter of 2019.
NM – Not Meaningful

Oil revenues
For the six months ended June 30, 2019, oil revenues increased by $9.9 million or 15% relative to the comparable period in 2018. Of the increase, $18.2 million was attributable to an increase in volume, partially offset by $8.3 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $63.11 for the six months ended June 30, 2018 to $55.17 or 13% for the six months ended June 30, 2019. We had a net increase in the volume of oil sold of 331 MBbls or 31%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas revenues
For the six months ended June 30, 2019, natural gas revenues decreased by $3.2 million or 73% relative to the comparable period in 2018 primarily due to a drastic decline in realized price in the Midland Basin. Our average realized price per Mcf decreased from $2.31 for the six months ended June 30, 2018 to $0.59 or 74% for the six months ended June 30, 2019. Approximately 96% of our natural gas sales volumes for the period was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 134 MMcf or 7% primarily due to new wells brought online, partially offset by the impact of 2018 gas well divestitures.
Natural gas liquids revenues
For the six months ended June 30, 2019, natural gas liquids revenues increased by $0.6 million or 8% relative to the comparable period in 2018. Of the increase, $2.4 million was attributable to increased volume, partially offset by $1.9 million attributable to a decrease in our realized price. Approximately 94% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has steadily decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in large decreases in prices received. The volume of natural gas liquids produced and sold increased by 137 MBbls or 45%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE increased by $5.6 million or 58% for the six months ended June 30, 2019 relative to the comparable period in 2018. The increase was primarily due to additional producing wells brought online, which drove a 29% increase in production volume; in addition to a $2.4 million increase driven by a greater number of workover projects as compared to the prior year period.
Severance taxes
Severance taxes for the six months ended June 30, 2019 increased $0.2 million or 6% relative to the comparable period in 2018, as the impact of increased volume was largely offset by the impact of decreased prices of oil and natural gas liquids. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the six months ended June 30, 2019 by $7.7 million, or 37% relative to the comparable period in 2018, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the six months ended June 30, 2019 increased by $0.4 million, or 3% relative to the comparable period in 2018. The increase was primarily due to non-cash stock-based compensation expense related to restricted stock units awarded to our executive officers on January 28, 2019.
Interest expense, net
Interest expense increased from $1.2 million for the six months ended June 30, 2018 to $3.1 million for the six months ended June 30, 2019, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 9. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

Loss on derivative contracts, net
For the six months ended June 30, 2019, we recorded a net loss on derivative contracts of $38.4 million, consisting of unrealized mark-to-market losses of $48.4 million, partially offset by net realized gains on settlements of $10.0 million. For the six months ended June 30, 2018, we recorded a net loss on derivative contracts of $16.1 million, consisting of unrealized mark-to-market losses of $6.8 million and net realized losses on settlements of $9.3 million.
Income tax (expense) benefit
During the six months ended June 30, 2019, we recorded income tax expense of approximately $0.2 million which included (1) income tax benefit for Lynden US of $0.4 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $1.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2019.
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
Liquidity and Capital Resources
The oil and gas industry is capital intensive, requiring continued development of undeveloped acreage. We have significant undeveloped acreage and future drilling locations in the Midland Basin, generally consisting of 7,500 to 12,000-foot lateral lengths. At June 30, 2019, we had approximately $5.8 million in cash and approximately $215 million in unused borrowing capacity under the EEH Credit Agreement (discussed below) available for operational and capital funding. We currently estimate 2019 capital expenditures will be approximately $205.0 million, of which $79.8 million has been spent through June 30, 2019. Our 2019 capital program assumes a 18-well program for our operated acreage in the Midland Basin and a 10-well program for our operated Eagle Ford acreage as well as estimated expenditures for our non-operated Midland Basin properties and land and infrastructure activities. We likely will continue to outspend our cash flows provided by operating activities over at least the next 12 months from the date of this report based on current assumptions. However, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months in order to meet our cash requirements. We may consider various financial arrangements or other transactions, including but not limited to promoted drilling arrangements.
Working capital, defined herein as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was a deficit of $35.3 million as of June 30, 2019 compared to a deficit of $18.3 million as of December 31, 2018. Our collection of receivables has historically been timely and losses associated with uncollectible receivables have historically not been significant. The increase in the working capital deficit is primarily the result of a net decrease in fair value of our derivative contracts expected to settle over the next 12 months partially offset by increased cash and receivables. We expect that changes in receivables and payables related to our pace of development, production volumes, changes in our hedging activities, realized commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
We expect to finance future acquisition and development activities with cash flows from operating activities, borrowings under the EEH Credit Agreement and, various means of corporate and project financing. In addition, as indicated above, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.
In July 2019, we entered into a Wellbore Development Agreement ("WDA") with a non-affiliated industry partner. This WDA will reduce the Company's working interest in certain wells in Reagan County. The industry partner is obligated to pay a promoted (proportionately higher) share of the capital expenditures on an initial eight wells, with an option to participate, on the same basis, in up to 11 additional wells, to earn 35% of the working interest in these wells.

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2019 were $55.3 million compared to $53.4 million for the six months ended June 30, 2018. The increase in operating cash flows from the prior year period was primarily due to use of cash from changes in payables and receivables related to our operation of our oil and gas properties partially offset by sources of cash from changes in cash settlements of derivative contracts.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $80.0 million and $68.4 million, respectively. The increase in cash flows used in investing activities was primarily due to increased drilling and completion activity as compared to the prior year period.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2019 were $30.1 million, as compared to cash flows used in financing activities of $3.8 million during the six months ended June 30, 2018. The change was primarily due to higher net borrowings under the EEH Credit Agreement in the current year period which were used to fund our drilling and completion activities.
Capital Expenditures
Our 2019 capital budget assumes a one-rig operated program, with a temporary second rig currently deployed, and non-operated activities as currently proposed by operators, for our acreage in the Midland Basin as well as a 10-well program on our operated Eagle Ford acreage. Our capital expenditures for 2019 are currently estimated at approximately $205.0 million, of which we spent $79.8 million on a cash basis and incurred $73.8 million on an accrual basis during the first two quarters of 2019 (the difference of $6.0 million representing a decrease in accrued but unpaid capital expenditures from December 31, 2018 to June 30, 2019).
Our accrual basis capital expenditures for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Drilling and completions	$23,971	$66,445
Leasehold costs	7,154	7,350
Total capital expenditures	$31,125	$73,795
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2019, EEH was in compliance with these covenants under the EEH Credit Agreement.
On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million. As of June 30, 2019, $110.0 million of borrowings were outstanding, bearing annual interest of 4.390%, resulting in an additional $215.0 million of borrowing base availability under the EEH Credit Agreement.
Hedging Activities
The following table sets forth our outstanding derivative contracts at June 30, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q3 - Q4 2019	Crude Oil	1,177,600	$65.64
Q1 - Q4 2020	Crude Oil	1,830,000	$63.80
Q1 - Q4 2021	Crude Oil	365,000	$55.53
Q3 - Q4 2019	Crude Oil Basis Swap(1)	1,012,000	$(5.29)
Q3 - Q4 2019	Crude Oil Basis Swap(2)	184,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	1,830,000	$(2.14)
Q3 - Q4 2019	Natural Gas	1,564,000	$2.85
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q3 - Q4 2019	Natural Gas Basis Swap(3)	1,564,000	$(1.16)
Q1 - Q4 2020	Natural Gas Basis Swap(3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

Subsequent to June 30, 2019, we entered into additional hedges consisting of Crude Oil Swaps on 731 MBbls at a price of $54.47/Bbl for 2020 and 2021, WTI Midland Argus Crude Basis Swaps on 366 MBbls at a price of $0.55/Bbl for 2020 and WTI Midland Argus Crude Basis Swaps on 730 MBbls at a price of $0.85/Bbl for 2021.
The following table sets forth our outstanding derivative contracts as of July 1, 2019 updated for contracts entered into through August 1, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q3 - Q4 2019	Crude Oil	1,177,600	$65.63
Q1 - Q4 2020	Crude Oil	2,196,000	$62.25
Q1 - Q4 2021	Crude Oil	730,000	$55.00
Q3 - Q4 2019	Crude Oil Basis Swap(1)	1,012,000	$(5.29)
Q3 - Q4 2019	Crude Oil Basis Swap(2)	184,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	2,196,000	$(1.69)
Q1 - Q4 2021	Crude Oil Basis Swap(1)	730,000	$0.85
Q3 - Q4 2019	Natural Gas	1,564,000	$2.85
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q3 - Q4 2019	Natural Gas Basis Swap(3)	1,564,000	$(1.16)
Q1 - Q4 2020	Natural Gas Basis Swap(3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2019, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
There were no unregistered sales of equity securities during the three and six months ended June 30, 2019.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2019	—	$—	—	—
May 2019	—	—	—	—
June 2019	43,344	$6.12	—	—

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

EARTHSTONE ENERGY, INC.

Date:	August 6, 2019	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration