Form 10-Q
period 2019-09-30
EARTHSTONE ENERGY INC
filed 2019-11-06
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, 29,305,986 shares of Class A Common Stock, $0.001 par value per share, and 35,260,680 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2019	2018
Current assets:
Cash	$9,816	$376
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	14,990	13,683
Joint interest billings and other, both net of allowance of $134	8,001	4,166
Derivative asset	20,179	43,888
Prepaid expenses and other current assets	2,488	1,443
Total current assets	55,474	63,556

Oil and gas properties, successful efforts method:
Proved properties	904,323	755,443
Unproved properties	269,417	266,140
Land	5,382	5,382
Total oil and gas properties	1,179,122	1,026,965

Accumulated depreciation, depletion and amortization	(168,988)	(127,256)
Net oil and gas properties	1,010,134	899,709

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation and amortization of $3,033 and $2,490 at September 30, 2019 and December 31, 2018, respectively	1,350	662
Derivative asset	9,246	21,121
Operating lease right-of-use assets	3,295	—
Other noncurrent assets	1,532	1,640
TOTAL ASSETS	$1,098,651	$1,004,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,405	$26,452
Revenues and royalties payable	19,706	28,748
Accrued expenses	35,604	22,406
Asset retirement obligation	420	557
Advances	20,894	3,174
Derivative liability	137	528
Operating lease liabilities	586	—
Finance lease liabilities	256	—
Total current liabilities	115,008	81,865

Noncurrent liabilities:
Long-term debt	125,000	78,828
Deferred tax liability	14,217	13,489
Asset retirement obligation	1,833	1,672
Derivative liability	29	1,891
Operating lease liabilities	2,722	—

Finance lease liabilities	111	—
Other noncurrent liabilities	—	71
Total noncurrent liabilities	143,912	95,951

Commitments and Contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,150,220 and 28,696,321 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	29	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,416,446 and 35,452,178 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	35	35
Additional paid-in capital	523,402	517,073
Accumulated deficit	(179,087)	(182,497)
Total Earthstone Energy, Inc. equity	344,379	334,640
Noncontrolling interest	495,352	491,852
Total equity	839,731	826,492

TOTAL LIABILITIES AND EQUITY	$1,098,651	$1,004,308
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Oil	$35,443	$38,791	$111,657	$105,111
Natural gas	903	1,790	2,126	6,257
Natural gas liquids	2,858	5,495	10,691	12,753
Total revenues	39,204	46,076	124,474	124,121

OPERATING COSTS AND EXPENSES
Lease operating expense	7,259	4,843	22,531	14,509
Severance taxes	1,858	2,254	5,955	6,115
Impairment expense	—	833	—	833
Depreciation, depletion and amortization	14,079	12,842	42,281	33,362
General and administrative expense	6,230	4,944	20,528	18,809
Transaction costs	42	892	217	892
Accretion of asset retirement obligation	52	44	160	128
Total operating costs and expenses	29,520	26,652	91,672	74,648

(Loss) gain on sale of oil and gas properties	(120)	4,096	(446)	4,608

Income from operations	9,564	23,520	32,356	54,081

OTHER INCOME (EXPENSE)
Interest expense, net	(1,609)	(565)	(4,735)	(1,788)
Gain (loss) on derivative contracts, net	18,726	(17,481)	(19,672)	(33,606)
Litigation settlement	—	(4,775)	—	(4,775)
Other income (expense), net	21	37	(1)	434
Total other income (expense)	17,138	(22,784)	(24,408)	(39,735)

Income before income taxes	26,702	736	7,948	14,346
Income tax expense	(575)	(172)	(728)	(119)
Net income	26,127	564	7,220	14,227

Less: Net income attributable to noncontrolling interest	14,357	340	3,877	8,032

Net income attributable to Earthstone Energy, Inc.	$11,770	$224	$3,343	$6,195

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.41	$0.01	$0.12	$0.22
Diluted	$0.41	$0.01	$0.12	$0.22

Weighted average common shares outstanding:
Basic	29,032,842	28,257,376	28,883,907	28,011,298
Diluted	29,032,842	28,311,759	28,883,907	28,108,365

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212		2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031
Stock-based compensation expense	—	—	—	—	2,261	—	2,261		2,261
Vesting of restricted stock units, net of taxes paid	133,311	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	43,344	—	—	—	(265)	—	(265)	—	(265)
Cancellation of treasury shares	(43,344)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	35,732	(35,732)	—	—	476	—	476	(476)	—
Net income	—	—	—	—	—	8,777	8,777	10,759	19,536
At June 30, 2019	29,031,504	35,416,446	$29	$35	$521,361	$(190,857)	$330,568	$480,995	$811,563
Stock-based compensation expense	—	—	—	—	2,207	—	2,207		2,207
Vesting of restricted stock units, net of taxes paid	118,716	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	49,111	—	—	—	(166)	—	(166)	—	(166)
Cancellation of treasury shares	(49,111)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,770	11,770	14,357	26,127
At September 30, 2019	29,150,220	35,416,446	$29	$35	$523,402	$(179,087)	$344,379	$495,352	$839,731

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2017	27,584,638	36,052,169	$28	$36	$503,932	$(224,822)	$279,174	$446,558	$725,732
Stock-based compensation expense	—	—	—	—	1,940	—	1,940		1,940
Vesting of restricted stock units, net of taxes paid	86,272	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	28,664	—	—	—	(466)	—	(466)	—	(466)
Cancellation of treasury shares	(28,664)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	194,046	(194,046)	—	—	2,409	—	2,409	(2,409)	—
Net income	—	—	—	—	—	5,321	5,321	6,870	12,191
At March 31, 2018	27,864,956	35,858,123	$28	$36	$507,815	$(219,501)	$288,378	$451,019	$739,397
Stock-based compensation expense	—	—	—	—	2,073	—	2,073		2,073
Vesting of restricted stock units, net of taxes paid	255,313	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	83,762	—	—	—	(648)	—	(648)	—	(648)
Cancellation of treasury shares	(83,762)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	11,195	(11,195)	—	—	141	—	141	(141)	—
Net income	—	—	—	—	—	650	650	822	1,472
At June 30, 2018	28,131,464	35,846,928	28	36	509,381	(218,851)	290,594	451,700	742,294
Stock-based compensation expense	—	—	—	—	1,522	—	1,522		1,522
Vesting of restricted stock units, net of taxes paid	85,063	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	30,511	—	—	—	(287)	—	(287)	—	(287)
Cancellation of treasury shares	(30,511)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	183,894	(183,894)	—	—	2,344	—	2,344	(2,344)	—
Net income	—	—	—	—	—	224	224	340	564
At September 30, 2018	28,400,421	35,663,034	$28	$36	$512,960	$(218,627)	$294,397	$449,696	$744,093
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,220	$14,227
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	—	833
Depreciation, depletion and amortization	42,281	33,362
Accretion of asset retirement obligations	160	128
Settlement of asset retirement obligations	(179)	(79)
Loss (gain) on sale of oil and gas properties	446	(4,608)
Total loss on derivative contracts, net	19,672	33,606
Operating portion of net cash received (paid) in settlement of derivative contracts	13,660	(13,643)
Stock-based compensation	6,680	5,535
Deferred income taxes	728	119
Amortization of deferred financing costs	336	228
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,585)	(1,476)
(Increase) decrease in prepaid expenses and other current assets	(28)	(372)
Increase (decrease) in accounts payable and accrued expenses	(8,330)	3,939
Increase (decrease) in revenues and royalties payable	(9,042)	26,572
Increase (decrease) in advances	17,720	(1,816)
Net cash provided by operating activities	85,739	96,555
Cash flows from investing activities:
Additions to oil and gas properties	(120,685)	(120,124)
Additions to office and other equipment	(379)	(121)
Proceeds from sales of oil and gas properties	2	5,840
Net cash used in investing activities	(121,062)	(114,405)
Cash flows from financing activities:
Proceeds from borrowings	165,272	70,308
Repayments of borrowings	(119,099)	(60,308)
Cash paid related to the exchange and cancellation of Class A Common Stock	(827)	(1,402)
Cash paid for finance leases	(355)	—
Deferred financing costs	(228)	(274)
Net cash provided by financing activities	44,763	8,324
Net increase (decrease) in cash	9,440	(9,526)
Cash at beginning of period	376	22,955
Cash at end of period	$9,816	$13,429
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,235	$1,480
Non-cash investing and financing activities:
Accrued capital expenditures	$50,615	$11,314
Lease asset additions - ASC 842	$4,710	$—
Asset retirement obligations	$43	$(120)
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
Recently Issued Accounting Standards
Leases – In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Together these related amendments to GAAP represent Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”).
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2019.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$20,179	$—	$20,179
Derivative asset - noncurrent	—	9,246	—	9,246
Total financial assets	$—	$29,425	$—	$29,425

Financial liabilities
Derivative liability - current	$—	$137	$—	$137
Derivative liability - noncurrent	—	29	—	29
Total financial liabilities	$—	$166	$—	$166

December 31, 2018
Financial assets
Derivative asset - current	$—	$43,888	$—	$43,888
Derivative asset - noncurrent		21,121		21,121
Total financial assets	$—	$65,009	$—	$65,009

Financial liabilities
Derivative liability - current	$—	$528	$—	$528
Derivative liability - noncurrent	—	1,891	—	1,891
Total financial liabilities	$—	$2,419	$—	$2,419

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances as described in the Notes to Consolidated Financial Statements included in Earthstone’s 2018 Annual Report on Form 10-K.
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
The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2019:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2019	Crude Oil	671,600	$64.31
Q1 - Q4 2020	Crude Oil	2,562,000	$61.26
Q1 - Q4 2021	Crude Oil	730,000	$55.00
Q4 2019	Crude Oil Basis Swap(1)	506,000	$(5.29)
Q4 2019	Crude Oil Basis Swap(2)	92,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	2,562,000	$(1.40)
Q1 - Q4 2021	Crude Oil Basis Swap(1)	730,000	$0.85
Q4 2019	Natural Gas	782,000	$2.85
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q4 2019	Natural Gas Basis Swap(3)	782,000	$(1.15)
Q1 - Q4 2020	Natural Gas Basis Swap(3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2019			December 31, 2018
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$27,014	$(6,835)	$20,179	$48,662	$(4,774)	$43,888
Commodity contracts	Derivative liability - current	$6,972	$(6,835)	$137	$5,302	$(4,774)	$528
Commodity contracts	Derivative asset - noncurrent	$10,650	$(1,404)	$9,246	$23,605	$(2,484)	$21,121
Commodity contracts	Derivative liability - noncurrent	$1,433	$(1,404)	$29	$4,375	$(2,484)	$1,891

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Cash Flows Location	Statement of Operations Location	2019	2018	2019	2018
Unrealized gain (loss)	Not separately presented	Not separately presented	$15,021	$(13,105)	$(33,332)	$(19,963)
Realized gain (loss)	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	3,705	(4,376)	13,660	(13,643)
	Total gain (loss) on derivative contracts, net	Gain (loss) on derivative contracts, net	$18,726	$(17,481)	$(19,672)	$(33,606)

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
Costs incurred to maintain wells and related equipment, lease and well operating costs, and other exploration costs are charged to expense as incurred. Gains and losses arising from the sale of properties are included in Income from operations in the Condensed Consolidated Statements of Operations.
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and nine months ended September 30, 2019, depletion expense for oil and gas producing property and related equipment was $13.9 million and $41.7 million, respectively. For the three and nine months ended September 30, 2018, depletion expense for oil and gas producing property and related equipment was $12.7 million and $33.0 million, respectively.
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
Unproved Properties
Unproved properties consist of costs incurred to acquire undeveloped leases. Unproved oil and gas leases are generally for a primary term of three to five years. In most cases, the term of the unproved leases can be extended by paying a lease renewal fee, meeting contractual drilling obligations, or by the presence of producing wells on the leases. Unproved costs related to successful drilling on unproved leases are reclassified to proved properties.
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
Impairments to Oil and Natural Gas Properties
During the three and nine months ended September 30, 2019, the Company did not record any impairments to its oil and natural

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

gas properties. During the three and nine months ended September 30, 2018, the Company recorded an impairment of $0.8 million to its unproved oil and natural gas properties as a result of acreage expirations in its properties located in the Eagle Ford Trend of south Texas.
Note 5. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 represents the portion of net income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2019:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2018	28,696,321	44.7%	35,452,178	55.3%	64,148,499
EEH Units and Class B Common Stock converted to Class A Common Stock	35,732		(35,732)		—
EEH Units issued in connection with the vesting of restricted stock units	418,167		—		418,167
As of September 30, 2019	29,150,220	45.1%	35,416,446	54.9%	64,566,666

Note 6. Net Income Per Common Share
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
A reconciliation of Net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income attributable to Earthstone Energy, Inc.	$11,770	$224	$3,343	$6,195

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.41	$0.01	$0.12	$0.22
Diluted	$0.41	$0.01	$0.12	$0.22

Weighted average common shares outstanding
Basic	29,032,842	28,257,376	28,883,907	28,011,298
Add potentially dilutive securities:
Unvested restricted stock units	—	54,383	—	97,067
Unvested performance units	—	—	—	—
Diluted weighted average common shares outstanding	29,032,842	28,311,759	28,883,907	28,108,365

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $14.4 million for the three months ended September 30, 2019 and net income attributable to noncontrolling interest of $3.9 million for the nine months ended September 30, 2019 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
Note 7. Common Stock
Class A Common Stock
At September 30, 2019 and December 31, 2018, there were 29,150,220 and 28,696,321 shares of Class A Common Stock issued and outstanding, respectively. During the three and nine months ended September 30, 2019, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the "2014 Plan"), Earthstone issued 167,827 and 569,883 shares, respectively, of Class A Common Stock, of which 49,111 and 151,716 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and nine months ended September 30, 2018, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 115,574 and 569,585 shares, respectively, of Class A Common Stock, of which 30,511 and 142,937 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At September 30, 2019 and December 31, 2018, there were 35,416,446 and 35,452,178 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. No shares were converted during the three months ended September 30, 2019. During the nine months ended September 30, 2019, 35,732 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and nine months ended September 30, 2018, 183,894 and 389,135 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 8. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units ("RSUs"). As of September 30, 2019, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 6.4 million shares.
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
The table below summarizes RSU award activity for the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	810,995	$8.83
Granted	762,350	$6.39
Forfeited	(23,084)	$7.64
Vested	(569,883)	$8.14
Unvested RSUs at September 30, 2019	980,378	$7.36

As of September 30, 2019, there was $6.9 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.94 years.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three and nine months ended September 30, 2019, Stock-based compensation related to RSUs was $1.4 million and $4.5 million, respectively. For the three and nine months ended September 30, 2018, Stock-based compensation related to RSUs was $1.2 million and $4.9 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	252,500	$13.75
Granted	669,550	$9.30
Unvested PSUs at September 30, 2019	922,050	$10.52

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
As of September 30, 2019, there was $6.5 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 1.09 years.
For the three and nine months ended September 30, 2019, Stock-based compensation related to the PSUs was approximately $0.8 million and $2.2 million, respectively. For the three and nine months ended September 30, 2018, Stock-based compensation related to the PSUs was approximately $0.3 million and $0.7 million, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2019, EEH was in compliance with the covenants under the EEH Credit Agreement.
On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million. As of September 30, 2019, $125.0 million of borrowings were outstanding, bearing annual interest of 4.044%, resulting in an additional $200.0 million of borrowing base availability under the EEH Credit Agreement. At December 31, 2018, there were $78.8 million of borrowings outstanding under the EEH Credit Agreement.
For the nine months ended September 30, 2019, the Company had borrowings of $165.3 million and $119.1 million in repayments of borrowings.
For the three and nine months ended September 30, 2019, interest on borrowings averaged 4.38% and 4.53% per annum, respectively, which excluded commitment fees of $0.2 million and $0.5 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2018, interest on borrowings averaged 3.94% and 3.91% per annum, respectively, which excluded commitment fees of $0.1 million and $0.6 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively.
During the three and nine months ended September 30, 2019, $0.04 million and $0.2 million, respectively, of costs associated with the EEH Credit Agreement were capitalized. During the three and nine months ended September 30, 2018, the Company capitalized $0.1 million and $0.3 million, respectively, of costs associated with the EEH Credit Agreement. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, (in thousands):

2019
Beginning asset retirement obligations	$2,229
Liabilities incurred	43
Liabilities settled	(179)
Accretion expense	160
Ending asset retirement obligations	$2,253

Note 11. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 10.1% of the outstanding Class A Common Stock and approximately 4.6% of the combined voting power of the Company's outstanding Class A and Class B Common Stock as of September 30, 2019, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $3.8 million and $12.1 million and received payments from Flatonia of $2.0 million and $4.9 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company made payments to Flatonia of $0.0 million and $12.4 million and received payments from Flatonia of $0.7 million and $4.8 million, respectively. At September 30, 2019 and December 31, 2018, amounts receivable from Flatonia in connection with the Operating Agreement were $0.3 million and $0.8 million, respectively. Payables related to revenues outstanding and due to Flatonia as of September 30, 2019 and December 31, 2018 were $1.1 million and $1.6 million, respectively.
Earthstone's majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which the Company interacts in the normal course of business. On October 31, 2019, the Company sold certain of its interests in oil and natural gas leases and wells located in Martin County, Texas in an arm’s length transaction to a portfolio company of Earthstone’s majority shareholder for cash consideration of approximately $3.6 million.
Note 12. Commitments and Contingencies
Legal
From time to time, the Company and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinksi et al.:  On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. ("EnCap"), Bold, Bold Energy Holdings, LLC ("Bold Holdings") and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution dated as of November 7, 2016 and as amended on March 21, 2017 (the "Bold Contribution Agreement"), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants' motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff and Defendants' counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain,

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Environmental and Regulatory
As of September 30, 2019, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
During the nine months ended September 30, 2019, the Company recorded income tax expense of approximately $0.7 million which included (1) income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.6 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, the Company recorded income tax expense of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the Tax Cuts and Jobs Act ("TCJA"), (2) income tax expense for Earthstone of $1.1 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2018.
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
Supplemental balance sheet information as of September 30, 2019 for our leases is as follows (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases	Balance Sheet Location
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$3,295
Finance	Office and other equipment, net of accumulated depreciation and amortization	630
Total lease assets		$3,925

Liabilities
Current:
Operating	Operating lease liabilities	$586
Finance	Finance lease liabilities	256
Noncurrent:
Operating	Operating lease liabilities	2,722
Finance	Finance lease liabilities	111
Total lease liabilities		$3,675

*The difference between assets and liabilities includes a $0.1 million adjustment to NCI and a $0.07 million adjustment to accumulated deficit, both at the beginning of the period as part of the ASC 842 implementation adjustment.
Our operating lease expenses for the three and nine months ended September 30, 2019 were $0.2 million and $0.6 million, respectively, and are included in General and administrative expense in our Condensed Consolidated Statements of Operations. Our finance lease expenses for the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively, and are included in depreciation, depletion and amortization expense and interest expense, net in our Condensed Consolidated Statements of Operations. Additionally, we capitalized as part of oil and gas properties $2.6 million and $6.7 million of short-term lease costs related to drilling rig contracts during the three and nine months ended September 30, 2019. All of our drilling rig contracts have enforceable terms of less than one year.
Minimum contractual obligations for our leases (undiscounted) as of September 30, 2019 are as follows (in thousands):

	Operating	Finance
2019 (excluding nine months ended September 30, 2019)	$207	$81
2020	632	219
2021	791	84
2022	696	5
2023	596	—
Thereafter	757	—
Total lease payments	$3,679	$389
Less imputed interest	(371)	(22)
Total lease liability	$3,308	$367

Cash payments for our operating leases were $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2019. Cash payments for our finance leases were $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2019 there were $2.6 million and $3.2 million of right-of-use assets obtained in exchange for lease obligations for our operating leases. The amounts related to our finance leases were not material to our consolidated financial statements.
As of September 30, 2019, the weighted average remaining lease terms of our operating and finance leases were 2.2 years and 1.6 years, respectively. The weighted average discount rates used to determine the lease liabilities as of September 30, 2019 for our operating and finance leases were 4.35% and 6.69%, respectively. The discount rate used for operating leases is based on the Company's incremental borrowing rate. The discount rate used for finance leases is based on the rates implicit in the leases.
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

Midland Basin
We completed 21 gross wells (8.0 gross/6.3 net operated and 13.0 gross/2.8 net non-operated) and spud an additional 30 gross wells (12.0 gross/12.0 net operated and 18.0 gross/4.5 net non-operated) through the first three quarters of 2019. We currently expect to complete approximately 9.0 gross/6.4 net operated wells in the fourth quarter of 2019. We intend to continue to initiate completion activities when we accumulate an adequate inventory of wells for efficient operations.
In July 2019, we entered into a Wellbore Development Agreement ("WDA") with a non-affiliated industry partner. This WDA will reduce our working interest in certain wells in Reagan County. The industry partner is obligated to pay a promoted (proportionately higher) share of the capital expenditures on an initial eight wells, with an option to participate, on the same basis, in up to 11 additional wells, to earn 35% of the working interest in these wells. Earned working interest is in the wellbore only and the industry partner does not earn rights to any of the acreage or adjacent targets.
Commencing in early 2018, market concerns regarding future take-away capacity adversely affected oil and gas price differentials in the Midland Basin. Although oil and gas pipelines have recently been placed into service in the area, with additional pipelines expected to be placed into service in the future, there are still future take-away capacity constraints. While we believe the economic returns from our operations are attractive at current price levels and our wells are meeting or exceeding our type curves, our cash flows have been negatively impacted by oil and gas price differentials (excluding the impact of derivatives). Increasing or sustained negative oil and gas price differentials would adversely affect our future cash flows and could cause us to reduce the pace of development of our properties.
Eagle Ford Trend
In our operated leasehold acreage located in the Eagle Ford Trend, we spud 10.0 gross/5.1 net wells in the first three quarters of 2019 and expect to have them all completed by the end of 2019.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Other than the adoption of ASC Topic 842 described in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2019.

Results of Operations
Three Months Ended September 30, 2019, compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	646	645	—%
Natural gas (MMcf)	1,248	947	32%
Natural gas liquids (MBbl)	267	188	42%
Barrels of oil equivalent (MBOE)	1,121	991	13%
Average Daily Production (Boepd)	12,181	10,766	13%

Average prices:
Oil (per Bbl)	$54.89	$60.12	(9)%
Natural gas (per Mcf)	$0.72	$1.89	(62)%
Natural gas liquids (per Bbl)	$10.71	$29.31	(63)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$59.43	$53.30	12%
Natural gas ($/Mcf)	$1.34	$1.92	(30)%
Natural gas liquids ($/Bbl)	$10.71	$29.31	(63)%

(In thousands)
Oil revenues	$35,443	38,791	(9)%
Natural gas revenues	$903	1,790	(50)%
Natural gas liquids revenues	$2,858	5,495	(48)%

Lease operating expense	$7,259	$4,843	50%
Severance taxes	$1,858	$2,254	(18)%
Impairment expense	$—	$833	NM
Depreciation, depletion and amortization	$14,079	$12,842	10%

General and administrative expense (excluding stock-based compensation)	$4,023	$3,422	18%
Stock-based compensation	$2,207	$1,522	45%
General and administrative expense	$6,230	$4,944	26%

Transaction costs	$42	$892	NM
(Loss) gain on sale of oil and gas properties	$(120)	4,096	NM
Interest expense, net	$(1,609)	$(565)	185%

Unrealized gain (loss) on derivative contracts	$15,021	$(13,105)	NM
Realized gain (loss) on derivative contracts	$3,705	$(4,376)	NM
Gain (loss) on derivative contracts, net	$18,726	$(17,481)	NM

Litigation settlement	$—	$(4,775)	NM
Income tax expense	$(575)	$(172)	NM
NM – Not Meaningful

Oil revenues
For the three months ended September 30, 2019, oil revenues decreased by $3.3 million or 9% relative to the comparable period in 2018, primarily due to a decrease in our realized price. Our average realized price per Bbl decreased from $60.12 for the three months ended September 30, 2018 to $54.89 or 9% for the three months ended September 30, 2019.
Natural gas revenues
For the three months ended September 30, 2019, natural gas revenues decreased by $0.9 million or 50% relative to the comparable period in 2018, primarily due to a drastic decrease in realized price in the Midland Basin. Our average realized price per Mcf decreased 62% from $1.89 for the three months ended September 30, 2018 to $0.72 for the three months ended September 30, 2019. Approximately 97% of our natural gas sales volumes for the period was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 301 MMcf or 32% primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas liquids revenues
For the three months ended September 30, 2019, natural gas liquids revenues decreased by $2.6 million or 48% relative to the comparable period in 2018. Of the decrease, $3.5 million was attributable to a decrease in our realized price, partially offset by an increase of $0.9 million due to increased volume. Approximately 95% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has steadily decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in significant decreases in prices received. The volume of natural gas liquids produced and sold increased by 79 MBbls or 42%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE increased by $2.4 million or 50% for the three months ended September 30, 2019 relative to the comparable period in 2018, primarily due to additional producing wells brought online, which drove a 13% increase in production volume; in addition to a $1.1 million increase driven by a greater number of workover projects compared to the prior year quarter.
Severance taxes
Severance taxes for the three months ended September 30, 2019 decreased $0.4 million or 18% compared to the comparable period in 2018, primarily due to the impact of decreased prices of oil and natural gas liquids. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat compared to the prior year period.
Impairment expense
As a result of certain acreage expirations related to our Eagle Ford Trend properties, we recorded non-cash asset impairments of $0.8 million for the three months ended September 30, 2018.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended September 30, 2019 by $1.2 million, or 10% relative to the comparable period in 2018, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the three months ended September 30, 2019 increased by $1.3 million, or 26% relative to the comparable period in 2018 primarily due to employee costs in the current year resulting from a larger average headcount, as well as non-cash stock-based compensation expense related to the performance-based restricted stock units awarded to our executive officers on January 28, 2019, partially offset by lower legal and professional fees.
Transaction costs

For the three months ended September 30, 2019, we incurred nominal transaction costs as compared to the three months ended September 30, 2018, where transaction costs consisted of $0.9 million of legal and consulting fees associated with a contribution agreement executed on October 17, 2018. This contribution agreement was terminated in December 2018.
Interest expense, net
Interest expense increased from $0.6 million for the three months ended September 30, 2018 to $1.6 million for the three months ended September 30, 2019, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 9. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the three months ended September 30, 2019, we recorded a net gain on derivative contracts of $18.7 million, consisting of unrealized mark-to-market gains of $15.0 million and net realized gains on settlements of $3.7 million. For the three months ended September 30, 2018, we recorded a net loss on derivative contracts of $17.5 million, consisting of unrealized mark-to-market losses of $13.1 million and net realized losses on settlements of $4.4 million.
Litigation Settlement
During the three months ended September 30, 2018, we recorded an expense of $4.8 million related to the expected settlement of certain litigation.
Income tax expense
During the three months ended September 30, 2019, we recorded income tax expense of approximately $0.6 million which included (1) income tax expense for Lynden US of $0.6 million as a result of its share of the distributable income from EEH and (2) deferred income tax expense for Earthstone of $2.2 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured.
During the three months ended September 30, 2018, we recorded income tax expense of approximately $0.2 million which included (1) income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) income tax expense for Earthstone of $0.2 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019, compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	2,027	1,696	20%
Natural gas (MMcf)	3,318	2,883	15%
Natural gas liquids (MBbl)	705	489	44%
Barrels of oil equivalent (MBOE)	3,285	2,665	23%
Average Daily Production (Boepd)	12,033	9,762	23%

Average prices:
Oil (per Bbl)	$55.08	$61.97	(11)%
Natural gas (per Mcf)	$0.64	$2.17	(71)%
Natural gas liquids (per Bbl)	$15.17	$26.10	(42)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$60.42	$53.82	12%
Natural gas ($/Mcf)(1)	$1.49	$2.23	(33)%
Natural gas liquids ($/Bbl)	$15.17	$26.10	(42)%

(In thousands)
Oil revenues	$111,657	$105,111	6%
Natural gas revenues	$2,126	$6,257	(66)%
Natural gas liquids revenues	$10,691	$12,753	(16)%

Lease operating expense	$22,531	$14,509	55%
Severance taxes	$5,955	$6,115	(3)%
Impairment expense	$—	$833	NM
Depreciation, depletion and amortization	$42,281	$33,362	27%

General and administrative expense (excluding stock-based compensation)	$13,848	$13,274	4%
Stock-based compensation	$6,680	$5,535	21%
General and administrative expense	$20,528	$18,809	9%

Transaction costs	$217	$892	NM
(Loss) gain on sale of oil and gas properties	$(446)	$4,608	(110)%
Interest expense, net	$(4,735)	$(1,788)	165%

Unrealized loss on derivative contracts	$(33,332)	$(19,963)	NM
Realized gain (loss) on derivative contracts	$13,660	$(13,643)	NM
Loss on derivative contracts, net	$(19,672)	$(33,606)	NM

Litigation settlement	$—	$(4,775)	NM
Income tax expense	$(728)	$(119)	NM
(1) Includes $2.1 million of cash proceeds related to hedges unwound during the first quarter of 2019.
NM – Not Meaningful

Oil revenues
For the nine months ended September 30, 2019, oil revenues increased by $6.5 million or 6% relative to the comparable period in 2018. Of the increase, $18.2 million was attributable to an increase in volume, partially offset by $11.7 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $61.97 for the nine months ended September 30, 2018 to $55.08 or 11% for the nine months ended September 30, 2019. We had a net increase in the volume of oil sold of 331 MBbls or 20%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas revenues
For the nine months ended September 30, 2019, natural gas revenues decreased by $4.1 million or 66% relative to the comparable period in 2018 primarily due to a drastic decline in realized price in the Midland Basin. Our average realized price per Mcf decreased 71% from $2.17 for the nine months ended September 30, 2018 to $0.64 for the nine months ended September 30, 2019. Approximately 96% of our natural gas sales volumes for the period was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 435 MMcf or 15% primarily due to new wells brought online, partially offset by the impact of 2018 gas well divestitures.
Natural gas liquids revenues
For the nine months ended September 30, 2019, natural gas liquids revenues decreased by $2.1 million or 16% relative to the comparable period in 2018. Of the decrease, $5.4 million was attributable to a decrease in our realized price, partially offset by $3.3 million attributable to increased volume. Approximately 94% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has steadily decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in significant decreases in prices received. The volume of natural gas liquids produced and sold increased by 216 MBbls or 44%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE increased by $8.0 million or 55% for the nine months ended September 30, 2019 relative to the comparable period in 2018, primarily due to additional producing wells brought online, which drove a 23% increase in production volume, in addition to a $3.5 million increase driven by a greater number of workover projects as compared to the prior year period.
Severance taxes
Severance taxes for the nine months ended September 30, 2019 decreased $0.2 million or 3% relative to the comparable period in 2018, as the impact of increased volume was largely offset by the impact of decreased prices of oil and natural gas liquids. As a percentage of revenues from oil, natural gas, and natural gas liquids, severance taxes remained flat when compared to the prior year period.
Impairment expense
During the nine months ended September 30, 2018, we recorded non-cash asset impairments of $0.8 million to our unproved oil and natural gas properties resulting from certain acreage expirations related to our Eagle Ford Trend properties.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the nine months ended September 30, 2019 by $8.9 million, or 27% relative to the comparable period in 2018, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the nine months ended September 30, 2019 increased by $1.7 million, or 9% relative to the comparable period in 2018, primarily due to employee costs in the current year resulting from a larger average headcount, as well as non-cash stock-based compensation expense related to the performance-based restricted stock units awarded to our executive officers on January 28, 2019, partially offset by lower legal and professional fees.

Transaction costs
For the nine months ended September 30, 2019, we incurred nominal transaction costs as compared to the nine months ended September 30, 2018, where transaction costs consisted of $0.9 million of legal and consulting fees associated with a contribution agreement executed on October 17, 2018. This contribution agreement was terminated in December 2018.
Interest expense, net
Interest expense increased from $1.8 million for the nine months ended September 30, 2018 to $4.7 million for the nine months ended September 30, 2019, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 9. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the nine months ended September 30, 2019, we recorded a net loss on derivative contracts of $19.7 million, consisting of unrealized mark-to-market losses of $33.3 million, partially offset by net realized gains on settlements of $13.7 million. For the nine months ended September 30, 2018, we recorded a net loss on derivative contracts of $33.6 million, consisting of unrealized mark-to-market losses of $20.0 million and net realized losses on settlements of $13.6 million.
Litigation Settlement
During the nine months ended September 30, 2018, we recorded an expense of $4.8 million related to the expected settlement of certain litigation.
Income tax expense
During the nine months ended September 30, 2019, we recorded income tax expense of approximately $0.7 million which included (1) income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.6 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, we recorded income tax expense of approximately $0.1 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) income tax expense for Earthstone of $1.1 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2018.

Liquidity and Capital Resources
The oil and gas industry is capital intensive, requiring continued development of undeveloped acreage. We have significant undeveloped acreage and future drilling locations in the Midland Basin, generally consisting of 7,500 to 12,000-foot lateral lengths. At September 30, 2019, we had approximately $9.8 million in cash and approximately $200 million in unused borrowing capacity under the EEH Credit Agreement (discussed below) available for operational and capital funding. We currently estimate 2019 capital expenditures will be approximately $205.0 million, of which we have incurred $152.4 million on an accrual basis through September 30, 2019. Our 2019 capital program assumes a 19-well program for our operated acreage in the Midland Basin and a 10-well program for our operated Eagle Ford acreage as well as estimated expenditures for our non-operated Midland Basin properties and land and infrastructure activities. We likely will continue to outspend our cash flows provided by operating activities over at least the next 12 months from the date of this report based on current assumptions. However, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the EEH Credit Agreement for the next 12 months in order to meet our cash requirements. We may consider various financial arrangements or other transactions, including but not limited to promoted drilling arrangements.

Working Capital
Working capital, defined herein as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was a deficit of $59.5 million as of September 30, 2019 compared to a deficit of $18.3 million as of December 31, 2018 as presented below:

	September 30,	December 31,
	2019	2018	Change
Current assets:
Cash	$9,816	$376	9,440
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	14,990	13,683	1,307
Joint interest billings and other, both net of allowance of $134	8,001	4,166	3,835
Derivative asset	20,179	43,888	(23,709)	(1)
Prepaid expenses and other current assets	2,488	1,443	1,045
Total current assets	55,474	63,556

Current liabilities:
Accounts payable	$37,405	$26,452	10,953	(2)
Revenues and royalties payable	19,706	28,748	(9,042)
Accrued expenses	35,604	22,406	13,198	(2)
Asset retirement obligation	420	557	(137)
Advances	20,894	3,174	17,720	(3)
Derivative liability	137	528	(391)
Operating lease liabilities	586	—	586
Finance lease liabilities	256	—	256
Total current liabilities	115,008	81,865

Working Capital	$(59,534)	$(18,309)	(41,225)

(1)	Primarily the result of a net decrease in fair value of our derivative contracts expected to settle over the next 12 months due to increased oil price futures.

(2)	Primarily the result of an increase in accrued but unpaid capital expenditures due to our current period drilling program.

(3)
At September 30, 2019, we had received advances of $12.4 million related to our Eagle Ford drilling and completion activities and $8.5 million related to our Midland drilling and completion activities.

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

Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2019 were $85.7 million compared to $96.6 million for the nine months ended September 30, 2018, primarily due to decreased oil prices from the prior year period, offset by an increase in our settlements of derivative contracts from the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were $121.1 million and $114.4 million, respectively, primarily due to increased drilling and completion activity as compared to the prior year period.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2019 and 2018 were $44.8 million and $8.3 million, respectively, primarily due to higher average borrowings outstanding under the EEH Credit Agreement in the current year period which were used to fund our drilling and completion activities.
Capital Expenditures
Our 2019 capital budget assumes a one-rig operated program, with a temporary second rig that was deployed for the third quarter, and non-operated activities as currently proposed by operators, for our acreage in the Midland Basin as well as a 10-well program on our operated Eagle Ford acreage. Our capital expenditures for 2019 are currently estimated at approximately $205.0 million, of which we have incurred $152.4 million on an accrual basis during the first three quarters of 2019.
Our accrual basis capital expenditures for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Drilling and completions	$77,887	$144,332
Leasehold costs	716	8,066
Total capital expenditures	$78,603	$152,398
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
The EEH Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default, and if Frank A. Lodzinski ceases to serve and function as Chief Executive Officer of EEH and the majority of the Lenders do not approve of Mr. Lodzinski’s successor. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2019, EEH was in compliance with these covenants under the EEH Credit Agreement.
On May 1, 2019, the borrowing base under the EEH Credit Agreement was increased from $275.0 million to $325.0 million. As of September 30, 2019, $125.0 million of borrowings were outstanding, bearing annual interest of 4.044%, resulting in an additional $200.0 million of borrowing base availability under the EEH Credit Agreement.
Hedging Activities
The following table sets forth our outstanding derivative contracts at September 30, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q4 2019	Crude Oil	671,600	$64.31
Q1 - Q4 2020	Crude Oil	2,562,000	$61.26
Q1 - Q4 2021	Crude Oil	730,000	$55.00
Q4 2019	Crude Oil Basis Swap(1)	506,000	$(5.29)
Q4 2019	Crude Oil Basis Swap(2)	92,000	$4.50
Q1 - Q4 2020	Crude Oil Basis Swap(1)	2,562,000	$(1.40)
Q1 - Q4 2021	Crude Oil Basis Swap(1)	730,000	$0.85
Q4 2019	Natural Gas	782,000	$2.85
Q1 - Q4 2020	Natural Gas	2,562,000	$2.85
Q4 2019	Natural Gas Basis Swap(3)	782,000	$(1.15)
Q1 - Q4 2020	Natural Gas Basis Swap(3)	2,562,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between LLS Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2019, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
There were no unregistered sales of equity securities during the three and nine months ended September 30, 2019.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2019	—	$—	—	—
August 2019	—	—	—	—
September 2019	49,111	$3.38	—	—

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

EARTHSTONE ENERGY, INC.

Date:	November 6, 2019	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration