Form 10-K
period 2019-12-31
EARTHSTONE ENERGY INC
filed 2020-03-11
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35049
____________________________________________________
EARTHSTONE ENERGY, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	84-0592823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1400 Woodloch Forest Drive, Suite 300
The Woodlands, Texas 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 298-4246
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	ESTE	New York Stock Exchange (NYSE)
Securities registered under Section 12(g) of the Act:
None
____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price of $6.12 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $133,695,647.
As of March 5, 2020, 29,481,440 shares of the registrant’s Class A Common Stock and 35,248,680 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the cost and availability of high-quality goods and services with fully trained and adequate personnel, such as contract drilling rigs and completion equipment on a timely basis and at reasonable prices;

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
Standardized Measure – The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.
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
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource basin which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates. Utilizing one rig for the entirety of 2019 and two rigs for portions of the second and third quarters, we successfully drilled 17 gross / 12.7 net operated wells in the Midland Basin in 2019. Additionally, we spud and drilled vertical sections of eight gross / 7.5 net operated wells late in 2019. We completed and brought online 17 gross / 12.6 net operated wells and had 3.4 net non-operated wells brought online in the Midland Basin in 2019. Additionally, in late December, the operator of a 15-well non-operated project completed approximately five gross / one net well, which had previously been anticipated to occur in early 2020. Completions on this 15 gross / 3.1 net well project are continuing and all 15 wells are anticipated to be brought online during the first quarter of 2020.
With 445 potential gross horizontal drilling locations in the Midland Basin, we are focused on developmental drilling and completion operations in the area. During 2019, we began increasing the spacing between our wells in order to reduce well to well interference which in turn increases capital efficiency and productivity. In certain areas, our acreage may support different spacing designs and we will drill accordingly in seeking to maximize economics and recovery. We continue to pursue acreage trades or bolt-on acreage acquisitions in the Midland Basin with the intent of increasing our operated acreage and drilling inventory, drilling and completing longer laterals and realizing greater operating efficiencies.
We have approximately 29,100 net acres in the core of the Midland Basin that are highly contiguous on a project by project basis which allow us to drill multi-well pads. Of this acreage, 79% is operated and 21% is non-operated. We hold an approximate 94% working interest in our operated acreage and an approximate 40% working interest in our non-operated acreage. Our operated acreage in the Midland Basin is primarily located in Reagan, Upton and Midland counties. Our non-operated acreage in the Midland Basin is located primarily in Howard, Glasscock, Martin, Midland and Reagan counties. In total, we have an interest in 212 gross producing wells in the Midland Basin. We have approximately 14,500 net leasehold acres in the Eagle Ford Trend, which primarily consists of approximately 14,100 operated net leasehold acres in the crude oil window in Fayette, Gonzales and Karnes counties, with working interests ranging from approximately 12% to 67%. We have an interest in 116 gross operated producing wells and six gross non-operated producing wells in the Eagle Ford Trend.
At December 31, 2019, our estimated proved oil and natural gas reserves were approximately 94,336 MBOE based on the reserve report prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), our independent petroleum engineers. Based on this report, at December 31, 2019, our proved reserve quantities were approximately 56% oil, 19% natural gas, 25% NGLs with 33% of those reserves classified as proved developed. The calculated percentages include proved developed non-producing reserves. Of these interests, approximately 51,426 MBOE are attributable to noncontrolling interests. See Note 9. Noncontrolling Interest in the Notes to Consolidated Financial Statements.
Our Business Strategy
Our current business strategy is to focus on the economic development of our existing acreage, increase our acreage and horizontal well locations in the Midland Basin and increase stockholder value through the following:

•	developing our acreage and profitably growing our production while seeking to achieve Free Cash Flow (defined in “Non-GAAP Measures” below);

•	operating our properties efficiently and continuing to improve our operating margins;

•	deploying capital efficiently by drilling multi-well pads, reducing drilling times and increasing completions per day;

•	operating our assets in a safe and environmentally sensitive manner;

•	continuing to hedge commodity prices as opportunities arise;

•	pursuing value-accretive acquisition and corporate merger opportunities, which could increase the scale of our operations;

•	maximizing operating margins and corporate level cash flows by minimizing operating and overhead costs;

•	expanding our acreage positions and drilling inventory in our primary areas of interest through acquisitions and farm-in opportunities, with an emphasis on operated positions;

•	blocking up acreage to allow for longer horizontal lateral drilling locations which provide higher economic returns; and

•	maintaining a strong balance sheet and financial flexibility.
Our Strengths
We believe that the following strengths are beneficial in achieving our business goals:

•	extensive horizontal development potential in one of the most oil rich basins of the United States;

•	experienced management team with substantial technical and operational expertise;

•	ability to attract technical personnel with experience in our core area of operations;

•	history of successful acquisition and merger transactions;

•	operating control over the majority of our production and development activities;

•	conservative balance sheet; and

•	commitment to cost efficient operations.
2019 Highlights
In addition to our drilling program described above, the following are additional highlights of our 2019 activities compared to activity in 2018:

•	Full year 2019 average daily sales volumes of 13,429 Boepd exceeded our production goals and increased 35%

•	Increased drilling efficiencies by drilling multi-well pads and longer lateral length wells averaging 10,700 feet in the Midland Basin

•	Improved frac efficiency from 8 to 12 stages per day

•	Reduced total drilling and completion costs by approximately 16%

•	Increased Proved Developed reserves by 33%

•	Increased Adjusted EBITDAX by 51% (reconciled in “Non-GAAP Measures” below)

•	Improved our operating margins by 10%

•	Realized $15.9 million from our hedge positions thereby mitigating commodity price volatility

•	Strong balance sheet and liquidity position with $155 million of undrawn capacity on a $325 million senior secured revolving credit facility and a cash balance of $13.8 million as of December 31, 2019
Recent Developments
Sharp Decline in Oil Prices
Subsequent to December 31, 2019, oil prices have declined sharply in response to drastic price cutting and increased production by Saudi Arabia coupled with reduced demand caused by the global coronavirus outbreak. Prior to the recent decline in oil prices, we announced our 2020 capital budget of $160-170 million which assumed a one-rig operated program in the Midland Basin as well as non-operated activity currently in progress, which was expected to result in bringing 19 gross / 16.2 net operated wells and 3.1 net non-operated wells online in 2020. Due to the recent oil price volatility, we are currently evaluating our 2020 capital program.
New Credit Agreement
On November 21, 2019, we entered into a new credit agreement with respect to our senior secured revolving credit facility (the “Credit Agreement”). The Credit Agreement has a maturity date of November 21, 2024 with a maximum credit amount of $1.5 billion and an initial borrowing base of $325 million. The Credit Agreement replaced the prior credit agreement, which was terminated on November 21, 2019.
Officer Appointments
On January 30, 2020, we announced that our current Chairman and Chief Executive Officer, Mr. Frank A. Lodzinski, will be appointed Executive Chairman and our current President, Mr. Robert J. Anderson, will be appointed Chief Executive Officer and President, effective on April 1, 2020.
Organizational Structure
Earthstone is the sole managing member of EEH, with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA, Inc. (“Lynden US”) and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US.
Our Operations
We are currently the operator of properties containing approximately 92% of our proved oil and natural gas reserves and 89% of our proved PV-10 as of December 31, 2019 (see reconciliation of PV-10 to the standardized measure of discounted future net cash flows in Item 2. Properties). As operator, we manage and are able to directly influence development and production of our operated properties. Independent contractors engaged by us provide all the equipment and personnel associated with drilling and completion activities.  We employ petroleum engineers, geologists and land professionals who work on improving operating cost, production rates and reserves. Our producing properties have reasonably predictable production profiles and cash flows, subject to commodity price and cost fluctuations. Our status as an operator has allowed us to pursue the development of undeveloped acreage, further develop existing properties and generate new projects.
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
We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2019, three purchasers accounted for 30%, 14% and 12%, respectively, of our revenue during the period. For the year ended December 31, 2018, three purchasers accounted for 27%, 11% and 10%, respectively, of our revenue during the period. No other customer accounted for more than 10% of our revenue during these periods. If a major customer stopped purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed. However, we believe that the loss of any one or all of our major purchasers would not have a materially adverse effect on our financial condition or results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Transportation
During the planning stage of our prospective and productive units and acreage, we consider required flow-lines, gathering and delivery infrastructure. Our oil is transported from the wellhead to our tank batteries or delivery points through our flow-lines or gathering systems. Purchasers of our oil take delivery at (i) our tank batteries and transport the oil by truck, or (ii) at a pipeline delivery point. Our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point through our gathering systems. We have implemented a Leak Detection and Repair program, or LDAR, to locate and repair leaking components including valves, pumps and connectors in order to minimize the emission of fugitive volatile organic compounds and hazardous air pollutants. In addition, we have started installing vapor recovery units in our newer tank batteries.
In October 2019, we entered into a buy/sell arrangement for a certain portion of our oil production that effects a change in location with required repurchase of oil at a delivery point. This activity is recorded on a net basis and the residual transportation fee is included in Lease operating expenses in the Consolidated Statements of Operations. Arrangements such as this not only reduce our transportation costs by eliminating truck transportation but also provide additional flexibility in delivery points for our product. The decrease in transportation by truck also translates into reduced truck emissions.
Our produced salt water is generally moved by pipeline connected to our operated salt water disposal wells or by pipeline to commercial disposal facilities.
Commodity Hedging
Consistent with our disciplined approach to financial management, we have an active commodity hedging program through which we seek to hedge a meaningful portion of our expected oil and gas production, reducing our exposure to downside commodity prices and enabling us to protect cash flows and maintain liquidity to fund our capital program.
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
Seasonality of Business
Weather conditions often affect the demand for, and prices of, natural gas and can also delay oil and natural gas drilling, completion and production activities, disrupting our overall business plans. Demand for natural gas is typically higher during the winter, resulting in higher natural gas prices for our natural gas production during our first and fourth fiscal quarters. Due to these seasonal fluctuations, our results of operations for individual quarterly periods may not be indicative of the results that we may realize on an annual basis.

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
In recent years, oil, natural gas and NGLs prices have been under considerable pressure due to oversupply and other market conditions, including constrained pipeline capacity. Specifically, increased domestic and foreign production and increased efficiencies in horizontal drilling and completion, combined with increased development of shale fields in North America, have dramatically increased global oil and natural gas production, which has led to significantly lower market prices for these commodities. In view of the many uncertainties affecting the supply and demand for oil, natural gas and NGLs, we are unable to accurately predict future oil, natural gas and NGLs prices or the overall effect, if any, that the decline in demand for and the oversupply of such products will have on our financial condition or results of operations.
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
Water Discharges
The federal Clean Water Act and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, the EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over Waters of the United States (the “WOTUS rule”) became effective. Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. For example, on January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. However, legal challenges to the new rule are expected, and multiple challenges to the EPA’s prior rulemakings remain pending. As a result of these developments, the scope of jurisdiction under the Clean Water Act is uncertain at this time.
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

Several states, including Texas, have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, Texas law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) for disclosure on a website and also file the list of chemicals with the RRC with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the RRC. If new or more stringent state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.
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
From time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, certain candidates running for the office of President of the United States in 2020 have pledged to ban hydraulic fracturing and, on January 28, 2020, one of those candidates introduced Senate Bill 3247 that, if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.
Air Emissions
The federal Clean Air Act (“CAA”) and comparable state laws restrict emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants.
In 2012 and 2016, the EPA issued New Source Performance Standards to regulate emissions of sources of volatile organic compounds (“VOCs”), sulfur dioxide, air toxics and methane from various oil and natural gas exploration, production, processing and transportation facilities. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector.  However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rule making to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Following the change in U.S. Presidential Administrations, there have been attempts to modify these regulations. Most recently, in August 2019, the EPA proposed amendments to the 2016 standards that, among other things, would remove sources in the transmission and storage segment from the oil and natural gas source category and rescind the methane-specific requirements applicable to sources in the production and processing segments of the industry. As an alternative, the EPA also proposed to rescind the methane-specific requirements that apply to all sources in the oil and natural gas industry, without removing the transmission and storage sources from the current source category. Under either alternative, the EPA plans to retain emissions limits for VOCs for covered oil and natural gas facilities and equipment. Legal challenges to any final rulemaking that rescinds the 2016 standards are expected. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

In October 2015, the EPA announced that it was lowering the primary national ambient air quality standards (“NAAQS”) for ozone from 75 parts per billion to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone. Reclassification of areas of state implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Climate Change
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by presidential candidates may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquefied natural gas (“LNG”) export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Threatened and endangered species, migratory birds and natural resources
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act (“MBTA”) and the Clean Water Act. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. As a result of a 2011 settlement agreement, the FWS was required to determine whether to identify more than 250 species as endangered or threatened under the FSA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline but reportedly continues to review new species for protected status under the ESA pursuant to the settlement agreement.  A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result. Similar protections are offered to migratory birds under the MBTA. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA.  While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds, we believe that we are in substantial compliance with the ESA and the MBTA, and we are not aware of any proposed ESA listings that will materially affect our operations. The federal government in the past has issued indictments under the MBTA to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. However, in January 2020, the Department of Interior proposed new regulations clarifying that only the intentional taking of protected migratory birds is subject to prosecution under the MTBA. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce our oil and natural gas reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
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
Occupational Safety and Health Act
We are subject to a number of federal and state laws and regulations, including OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In 2016, there were substantial revisions to the regulations under OSHA that may have an impact to our operations. These changes include among other items; record keeping and reporting, revised crystalline silica standard (which requires the oil and gas industry to implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021), naming oil and gas as a high hazard industry and requirements for a safety and health management system. In addition, OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.
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
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2019, nor do we anticipate that such expenditures will be material in 2020.
Employees
As of December 31, 2019, we had 69 full-time employees, of which 11 are management, 22 are technical personnel, 17 are administrative personnel and 19 are field operations employees. Our employees are not covered under a collective bargaining agreement nor are any employees represented by a union. We consider all relations with our employees to be satisfactory.
Office Leases
As of December 31, 2019, we leased office space as set forth in the following table:

Location	Approximate Size	Lease Expiration Date	Intended Use
The Woodlands, Texas	19,600 sq. ft.	March 31, 2025	Office
Midland, Texas	9,200 sq. ft.	June 30, 2022	Office
During 2019, aggregate rental payments for our office facilities totaled approximately $0.8 million.
Information about our Executive Officers
The following table sets forth, as of March 1, 2020, certain information regarding the executive officers of Earthstone:

Name	Age	Position
Frank A. Lodzinski	70	Chairman of the Board and Chief Executive Officer
Robert J. Anderson	58	President
Tony Oviedo	66	Executive Vice President, Accounting and Administration
Mark Lumpkin, Jr.	46	Executive Vice President and Chief Financial Officer
Steven C. Collins	55	Executive Vice President, Completions and Operations
Timothy D. Merrifield	64	Executive Vice President, Geological and Geophysical

The following biographies describe the business experience of our executive officers:

Frank A. Lodzinski has served as our Chairman and Chief Executive Officer since December 2014. He also served as our President from December 2014 through April 2018. Previously, he served as President and Chief Executive Officer of Oak Valley Resources, LLC (“Oak Valley”) from its formation in December 2012 until the closing of its strategic combination with Earthstone in December 2014. Prior to his service with Oak Valley, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley. He has over 45 years of oil and gas industry experience. In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties. Certain partnerships were exchanged for common shares of Hampton Resources Corporation in 1992, which Mr. Lodzinski joined as a director and President. Hampton was sold in 1995 to Bellwether Exploration Company. In 1996, he formed Cliffwood Oil & Gas Corp. and in 1997, Cliffwood shareholders acquired a controlling interest in Texoil, Inc., where Mr. Lodzinski served as Chief Executive Officer and President. In 2001, Mr. Lodzinski was appointed Chief Executive Officer and President of AROC, Inc., to direct the restructuring and ultimate liquidation of that company. In 2003, AROC completed a monetization of oil and gas assets with an institutional investor and began a plan of liquidation in 2004. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the general partner of Southern Bay Oil & Gas, L.P., which acquired the residual assets of AROC, Inc., and he served as President of Southern Bay Energy, LLC upon its formation. The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski has served as a director and member of the nominating and governance committee, audit committee and compensation committee of Yuma Energy, Inc. since April 2019 and previously served on its audit committee from September 2014 to October 2016 and its compensation committee from October 2016 to April 2019. He holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

Robert J. Anderson is a petroleum engineer with over 30 years of diversified domestic and international oil and gas experience. He has served as our President since April 2018. From December 2014 through April 2018, he served as our Executive Vice President, Corporate Development and Engineering. Previously, he served in a similar capacity with Oak Valley from March 2013 until the closing of its strategic combination with the Company in December 2014. Prior to joining Oak Valley, he served from August 2012 to February 2013 as Executive Vice President and Chief Operating Officer of Halcón. Mr. Anderson was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012, ultimately serving as a director and Executive Vice President, Chief Operating Officer - Northern Region. He was involved in the formation of Southern Bay Energy in September

2004 as Vice President, Acquisitions until its merger with GeoResources in April 2007. From March 2004 to August 2004, Mr. Anderson was employed by AROC, a predecessor company to Southern Bay Energy, as Vice President, Acquisitions and Divestitures. From September 2000 to February 2004, he was employed by Anadarko Petroleum Corporation as a petroleum engineer. In addition, he has worked with major oil companies, including ARCO International/Vastar Resources, and independent oil companies, including Hunt Oil, Hugoton Energy, and Pacific Enterprises Oil Company. His professional experience includes acquisition evaluation, reservoir and production engineering, field development, project economics, budgeting and planning, and capital markets. His domestic acquisition and divestiture experience includes Texas and Louisiana (offshore and onshore), Mid-Continent, and the Rocky Mountain states, and his international experience includes Canada, South America, and Russia. Mr. Anderson has a B.S. degree in Petroleum Engineering from the University of Wyoming and an MBA from the University of Denver.

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
Mark Lumpkin, Jr. has over 22 years of experience including over 15 years of oil and gas finance experience. He has served as our Executive Vice President and Chief Financial Officer since August 2017. Immediately prior to joining Earthstone, he served as Managing Director at RBC Capital Markets in the Oil and Gas Corporate Banking group, beginning in 2011 with a focus on upstream and midstream debt financing. From 2006 until 2011, he was employed by The Royal Bank of Scotland (“RBS”) in the Oil and Gas group within the Corporate and Investment Banking division, focusing primarily on the upstream subsector. Prior to RBS, he spent two years focused on capital markets and mergers and acquisitions primarily in the upstream sector at a boutique investment bank. Mr. Lumpkin graduated with a B.A. degree in Economics from Louisiana State University and graduated with a Master of Business Administration degree with a Finance concentration from Tulane University.

Steven C. Collins is a petroleum engineer with over 30 years of operations and related experience. He has served as our Executive Vice President, Completions and Operations since December 2014. Previously, he served in a similar capacity with Oak Valley from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014. Mr. Collins was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012 and directed field operations, including well completion, production and workover operations. Prior to employment by GeoResources, he served as Vice President of Operations for Southern Bay, AROC, and Texoil, and as a petroleum and operations engineer at Hunt Oil Company and Pacific Enterprises Oil Company. His experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, and the Mid-Continent. Mr. Collins graduated with a B.S. degree in Petroleum Engineering from the University of Texas.

Timothy D. Merrifield has over 39 years of oil and gas industry experience. He has served as our Executive Vice President, Geology and Geophysics since December 2014. Previously, he served in a similar capacity with Oak Valley from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014. Prior to employment by Oak Valley, he served from August 2012 to November 2012 as a consultant to Halcón upon its merger with GeoResources, Inc. in August 2012. From April 2007 to August 2012, Mr. Merrifield led all geology and geophysics efforts at GeoResources. He has held previous roles at AROC, Force Energy, Great Western Resources and other independents. His domestic experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, New Mexico, Rocky Mountain States, and the Mid-Continent. In addition, he has international experience in Peru and the East Irish Sea. Mr. Merrifield attended Texas Tech University.
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

Item 1A.  Risk Factors
Our business is subject to various risks and uncertainties in the ordinary course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. When considering an investment in our shares of Class A Common Stock, $0.001 par value per share (“Class A Common Stock”), you should carefully consider the risk factors included below as well as those matters referenced in this report under “Cautionary Statement Concerning Forward-Looking Statements” and other information included and incorporated by reference into this report.
Oil, natural gas and natural gas liquids prices are volatile. Their prices at times since 2014 have adversely affected, and in the future may adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments. Volatile and lower prices may also negatively impact our stock price.
The prices we receive for our oil, natural gas and natural gas liquids production heavily influence our revenues, profitability, access to capital and future rate of growth. These hydrocarbons are commodities, and therefore, their prices may be subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil, natural gas and natural gas liquids has been volatile. For example, during the period from January 1, 2014 through December 31, 2019, the West Texas Intermediate (“WTI”) spot price for oil declined from a high of $107.95 per Bbl in June 2014 to $26.19 per Bbl in February 2016. The Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.49 per MMBtu in March 2016. During 2019, WTI spot prices ranged from $46.31 to $65.96 per Bbl and the Henry Hub spot price of natural gas ranged from $1.75 to $4.25 per MMBtu. Likewise, natural gas liquids, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have experienced significant declines in realized prices since the fall of 2014. The prices we receive for oil, natural gas and natural gas liquids we produce and our production levels depend on numerous factors beyond our control, including:

•	worldwide, regional and local economic and financial conditions impacting supply and demand;

•	the level of global exploration, development and production;

•	the level of global supplies, in particular due to supply growth from the United States;

•	the price and quantity of oil, natural gas and NGLs imports to and exports from the U.S.;

•	political conditions in or affecting other oil, natural gas and natural gas liquids producing countries and regions, including the current conflicts in the Middle East, Asia and Eastern Europe;

•	actions of the OPEC and state-controlled oil companies relating to production and price controls;

•	the extent to which U.S. shale producers become swing producers adding or subtracting to the world supply totals;

•	future regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells;

•	current and future regulations regarding well spacing;

•	prevailing prices and pricing differentials on local oil, natural gas and natural gas liquids price indices in the areas in which we operate;

•	localized and global supply and demand fundamentals and transportation, gathering and processing availability;

•	weather conditions;

•	technological advances affecting fuel economy, energy supply and energy consumption;

•	the effect of energy conservation measures, alternative fuel requirements and increasing demand for alternatives to oil and natural gas;

•	global or national health concerns, including health epidemics such as the coronavirus outbreak at the beginning of 2020;

•	the price and availability of alternative fuels; and

•	domestic, local and foreign governmental regulation and taxes.
Lower oil, natural gas and natural gas liquids prices have and may continue to reduce our cash flows and borrowing capacity. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our hydrocarbon reserves as existing reserves are depleted. A decrease in prices could render development projects and producing properties uneconomic, potentially resulting in a loss of mineral leases. Low commodity prices have, at times, caused significant downward adjustments to our estimated proved reserves, and may cause us to make further downward adjustments in the future. Furthermore, our borrowing capacity could be significantly affected by decreased prices.  Under the Credit Agreement, our borrowing base is subject to semi-annual redeterminations (on or about May 1 and November 1) and our lenders have the right to call for an interim determination of the borrowing base under certain circumstances. A sustained decline in oil, natural gas and natural gas liquids prices could adversely impact our borrowing base in future borrowing base redeterminations, which could trigger repayment obligations under the Credit Agreement to the extent our outstanding borrowings exceed the redetermined borrowing base and could otherwise materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. In addition, lower oil, natural gas and natural gas liquids gas prices may cause a decline in the market price of our shares.
As a result of low prices for oil, natural gas and natural gas liquids, we may be required to take significant future write-downs of the financial carrying values of our properties.
Accounting rules require that we periodically review the carrying value of our proved and unproved properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to significantly write-down the financial carrying value of our oil and natural gas properties, which constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are recorded.
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
Any significant reduction in our borrowing base under the Credit Agreement as a result of a periodic borrowing base redetermination or otherwise may negatively impact our liquidity and, consequently, our ability to fund our operations, including capital expenditures, and we may not have sufficient funds to repay borrowings under the Credit Agreement or any other obligation if required as a result of a borrowing base redetermination.
Availability under the Credit Agreement is currently subject to a borrowing base of $325.0 million. The borrowing base is subject to scheduled semiannual redeterminations (on or about May 1 and November 1), as well as other lender-elective borrowing base redeterminations. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Agreement. Reductions in estimates of our oil, natural gas and natural gas liquids reserves may result in a reduction in our borrowing base under the Credit Agreement (if prices are kept constant). Reductions in our borrowing base under the Credit Agreement could also arise from other factors, including but not limited to:

•	lower commodity prices or production;

•	increased leverage ratios;

•	inability to drill or unfavorable drilling results;

•	changes in oil, natural gas and natural gas liquids reserve engineering techniques;

•	increased operating and/or capital costs;

•	the lenders’ inability to agree to an adequate borrowing base; or

•	adverse changes in the lenders’ practices (including required regulatory changes) regarding estimation of reserves.
As of December 31, 2019, we had $170.0 million of borrowings outstanding under the Credit Agreement. We may make further borrowings under the Credit Agreement in the future. Any significant reduction in our borrowing base under the Credit Agreement as a result of borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operations and cash flows. Further, if the outstanding borrowings under the Credit Agreement were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess.
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
At December 31, 2019, approximately 66% of our estimated proved reserves were classified as proved undeveloped. The development of our estimated proved undeveloped reserves of 62,815 MBOE will require an estimated $628.1 million of development capital over the next five years. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on successful drilling and completion results, future commodity prices, costs and economic assumptions that align with our internal forecasts, as well as access to liquidity sources, such as the capital markets, the Credit Agreement and derivative contracts. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. Moreover, under the SEC regulations, we may be required to write down our proved undeveloped reserves if we do not drill or have a development plan to drill wells within a prescribed five-year period. The estimated reserve data assumes that we will make specified capital expenditures to timely develop our reserves. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures may vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.
The standardized measure of discounted future net cash flows from our estimated proved reserves may not be the same as the current market value of our estimated oil and natural gas reserves.
You should not assume that the standardized measure of discounted future net cash flows from our estimated proved reserves set forth in this report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2019 and 2018, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas unweighted arithmetic average prices without giving effect to derivative transactions and costs in effect as of the date of the estimate, holding prices and costs constant through the life of the properties. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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
Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that we or they own.
Many of our properties are in reservoirs that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations by us or other operators could cause depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells by us or other operators could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.
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
The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Our operations are concentrated in areas in which activity has increased rapidly, and as a result, demand for such drilling rigs, equipment and personnel, as well as access to transportation, processing and refining facilities in these areas, has increased, as have the costs for those items. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted if the United States imposes tariffs on imported goods from countries where these goods are produced. For example, the steel we use for pipes, valve fittings and other equipment is generally imported from other countries, and the price for steel rose significantly in 2018 due at least in part to the 25% tariff imposed by United States on imported steel. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
Our acquisition, development and exploitation projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could limit growth or lead to a decline in our reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition and development of oil and natural gas reserves. We expect to fund our 2020 capital expenditures with cash on hand, cash generated by operations, borrowings under the Credit Agreement and possibly through additional capital market transactions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil and natural gas prices, actual drilling results, the availability of high-quality drilling rigs and other services and equipment and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.

Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of hydrocarbons we are able to produce from existing wells;

•	the prices at which our production is sold;

•	our ability to acquire, locate and produce reserves; and

•	our ability to borrow under the Credit Agreement.
If our revenues or the borrowing base under the Credit Agreement decrease as a result of low oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. The failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production and would adversely affect our business, financial condition and results of operations.
A negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.
Much of the investor community has developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Some investors, including certain public and private fund management firms, pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on environmental, social and governance considerations. Certain other stakeholders have pressured private equity firms and commercial and investment banks to stop funding oil and gas projects. Such developments have resulted and could continue to result in downward pressure on the stock prices of oil and gas companies, including ours. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.
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
For additional information regarding our hedging activities, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6. Derivative Financial Instruments in the Notes to Consolidated Financial Statements included in this report for additional information.
Derivatives reform legislation and related regulations could have an adverse effect on our ability to hedge risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission (the “CFTC”), the SEC, and federal regulators of financial institutions adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act.
The CFTC has finalized other regulations implementing the Dodd-Frank Act’s provisions regarding trade reporting, margin, clearing, and trade execution; however, some regulations remain to be finalized and it is not possible at this time to predict when the CFTC will adopt final rules. For example, the CFTC has re-proposed regulations setting position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions are expected to be made exempt from these limits. Also, it is possible that under recently adopted margin rules, some registered swap dealers may require us to post initial and variation margins in connection with certain swaps not subject to central clearing.
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
Extreme weather conditions could adversely affect our ability to conduct drilling, completion and production activities in the areas where we operate.
Our exploitation and development activities and equipment could be adversely affected by extreme weather conditions, such as hurricanes, which may cause a loss of production from temporary cessation of activity or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

Climate change legislation or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil, natural gas and natural gas liquids we produce.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. Other actions that could be pursued by presidential candidates may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect our results of operations.
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
Because we cannot control activities on properties we do not operate, we cannot directly control the timing of exploitation. If we are unable to fund required capital expenditures with respect to non-operated properties, our interests in those properties may be reduced or forfeited.
Our ability to exercise influence over operations and costs for the properties we do not operate is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to acquisition, exploration or development activities. The success and timing of development, exploitation or exploration activities on properties operated by others depend upon a number of factors that may be outside our control, including but not limited to:

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
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold Energy III LLC (“Bold”), Bold Energy Holdings, LLC (“Bold Holdings”) and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held Common Stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff’s and Defendants’ counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
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
We are a holding company and the sole manager of EEH. We have no material assets other than our equity interest in EEH. We have no independent means of generating revenue. We expect EEH to reimburse us for our corporate and other overhead expenses, and to the extent EEH has available cash, we intend to cause EEH to make distributions to the holders of membership units of EEH (“EEH Units”), including us, in an amount sufficient to cover all applicable U.S. federal, state and local income taxes and non-U.S. tax liabilities of Earthstone, Lynden Corp and Lynden US, if any, at assumed tax rates. We will likely be limited, however, in our ability to cause EEH and its subsidiaries to make these and other distributions due to the restrictions under the Credit Agreement. To the extent that we need funds, and EEH or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
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
Holders of Class A Common Stock and our Class B Common Stock, $0.001 par value per share (“Class B Common Stock”) will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our Third Amended and Restated Certificate of Incorporation. EnCap may be deemed to beneficially own approximately 60.6% of our voting interests. As a significant stockholder, EnCap and certain of its affiliates could limit the ability of our other stockholders to approve transactions they may deem to be in the best interests of our Company or delaying or preventing changes in control or changes in our management.
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
As of March 1, 2020, there were approximately 35.2 million shares of our Class A Common Stock that are issuable upon redemption or exchange of EEH Units and shares of Class B Common Stock that are held by Bold Holdings, a fund managed by EnCap, or its permitted transferees. Pursuant to the First Amended and Restated Limited Liability Company Agreement of EEH (the “EEH LLC Agreement”), subject to certain restrictions therein, holders of EEH Units and our Class B Common Stock are entitled to exchange such EEH Units and shares of Class B Common Stock for shares of our Class A Common Stock at any time. We also entered into a registration rights agreement pursuant to which the shares of Class A Common Stock which may be issued upon redemption or exchange of EEH Units and shares of Class B Common Stock, subject to certain limitations set forth therein, have been registered for subsequent offers and sales by Bold Holdings and its permitted transferees.
We have no plans to pay dividends on our Class A Common Stock. Stockholders may not receive funds without selling their shares.
We do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our Board and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. In addition, the Credit Agreement does not allow EEH to make any significant payments to us, which makes it highly unlikely that we would be in a position to pay cash dividends on our Class A Common Stock.
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
As of December 31, 2019, we are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue our management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm issue an attestation report on such internal control. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify and report material weaknesses in our internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Summary of Oil and Gas Properties
Midland Basin
We have an operated position of approximately 23,000 net acres in the core of the Midland Basin of west Texas across Reagan, Upton, and Midland counties with an average working interest of approximately 94%.  As of December 31, 2019, we had 13 gross vertical and 67 gross horizontal operated producing wells. Current internal estimates indicate 269 potential gross, largely de-risked, operated drilling locations, the vast majority of which are in various benches of the Wolfcamp and the Spraberry formations, which are expected to have an average working interest of 82%.
We also have a non-operated position of approximately 6,100 net acres in the Midland Basin of west Texas, located in Howard, Glasscock, Martin and Midland counties, Texas. As of December 31, 2019, we had an interest in 92 gross vertical and 40 gross horizontal non-operated producing wells with an average working interest of approximately 36%.
We have identified 176 potential gross horizontal non-operated drilling locations in various benches of the Wolfcamp and Spraberry formations with an estimated average working interest of approximately 29%.
Eagle Ford Trend
As of December 31, 2019, we held approximately 28,500 gross (14,100 net) operated leasehold acres in Fayette, Gonzales and Karnes counties, Texas. The acreage is located in the crude oil window of the Eagle Ford shale trend of south Texas and is prospective for the Eagle Ford, Austin Chalk and Upper Eagle Ford formations. We serve as the operator with working interests ranging from approximately 12% to 67%.
As of December 31, 2019, we operated 103 gross Eagle Ford wells and 13 gross Austin Chalk wells and had non-operated interests in five gross producing Eagle Ford wells and one gross producing Austin Chalk well. We have identified a total of 62 potential gross Eagle Ford drilling locations in this acreage. In addition, because our acreage position is prospective for the Austin Chalk and Upper Eagle Ford formations, we may have additional future economic locations. The majority of our acreage is covered by an approximately 173 square mile 3-D seismic survey.
Oil and Natural Gas Reserves
As of December 31, 2019, all of our oil and natural gas reserves were located in the state of Texas. We expect to further develop these properties through additional drilling and completion operations. Our reserve estimates have been prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), an independent petroleum engineering firm. The scope and results of CG&A’s procedures are summarized in a letter which is included as an exhibit to this report. For further information on estimated reserves, including information on estimated future net cash flows and the standardized measure of discounted future net cash flows, please refer to the Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited) in Part II, Item 8 of the Notes to Consolidated Financial Statements of this report.
As of December 31, 2019, our estimated proved reserves totaled 94,336 MBOE and had a PV-10 value of approximately $820.0 million (reconciled in “Non-GAAP Measures” below) and a Standardized Measure of Discounted Future Net Cash Flows of approximately $789.6 million, all of which relate to our properties in Texas. We incurred approximately $210.4 million in capital expenditures, primarily drilling and completion costs, during 2019. We expect to further develop our properties through additional drilling.

2019 Activity in Proved Reserves
From January 1, 2019 to December 31, 2019, our total estimated proved reserves decreased 5% from 98,847 MBOE to 94,336 MBOE. Of that, estimated proved developed reserves increased 33% from 23,646 MBOE to 31,521 MBOE and estimated proved undeveloped reserves decreased 16% from 75,201 MBOE to 62,815 MBOE. The overall proved reserves decreases are primarily attributable to production and negative revisions due to reduced commodity prices.
Proved Reserves as of December 31, 2019
The below table sets forth a summary of our estimated crude oil, natural gas and natural gas liquids reserves as of December 31, 2019, based on the annual reserve estimate prepared by CG&A. In preparing this reserve report, CG&A evaluated 100% of our properties at December 31, 2019. The prices used in estimating proved reserves are based on the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.
Our proved reserve categories as of December 31, 2019 are summarized in the table below:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)(2)	% of Total Proved	Undiscounted Future Net Cash Flows ($ in thousands)	PV-10 ($ in thousands)	Standardized Measure of Discounted Future Net Cash Flows ($ in thousands)	Future Capital Expenditures ($ in thousands)
PDP	17,732	34,584	7,371	30,867	33%	$679,847	$434,881	$418,751	$—
PDNP	488	536	76	654	1%	18,217	13,652	13,146	586
PUD	34,430	72,870	16,241	62,815	66%	896,648	371,459	357,680	628,106
Total proved (1)	52,650	107,990	23,688	94,336	100%	$1,594,712	$819,992	$789,577	$628,692

(1)
Includes 28.7 MMBbl of oil, 58.9 Bcf of natural gas and 12.9 MMBbl of NGLs reserves attributable to noncontrolling interests.  Additionally, $447.0 million of PV-10 and $430.4 million of standardized measure of discounted future net cash flows were attributable to noncontrolling interests.

(2)	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
Non-GAAP Measures
PV-10
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
The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows (in thousands):

Present value of estimated future net revenues (PV-10) (1)	$819,992
Future income taxes, discounted at 10%	(30,415)
Standardized measure of discounted future net cash flows (2)	$789,577

(1)	Includes $447.0 million attributable to noncontrolling interests.

(2)	Includes $430.4 million attributable to noncontrolling interests.

Free Cash Flow

Free cash flow is a measure that we use as an indicator of our ability to fund our development activities. We define free cash flow as Adjusted EBITDAX (defined below), less interest expense, less accrual-based capital expenditures.
Adjusted EBITDAX
The non-GAAP financial measure of Adjusted EBITDAX, as calculated by us below, is intended to provide readers with meaningful information that supplements our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Further, this non-GAAP measure should only be considered in conjunction with financial statements and disclosures prepared in accordance with GAAP and should not be considered in isolation or as a substitute for GAAP measures, such as net income or loss, operating income or loss or any other GAAP measure of financial position or results of operations. Adjusted EBITDAX is presented herein and reconciled from the GAAP measure of net income because of its wide acceptance by the investment community as a financial indicator.

We define “Adjusted EBITDAX” as net income plus, when applicable, accretion of asset retirement obligations; impairment expense; depletion, depreciation and amortization; interest expense, net; transaction costs; (gain) on sale of oil and gas properties, net; exploration expense; unrealized loss (gain) on derivative contracts; stock-based compensation (non-cash); and income tax expense.

Our Adjusted EBITDAX measure provides additional information that may be used to better understand our operations. Adjusted EBITDAX is one of several metrics that we use as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to, or more meaningful than, net (loss) income as an indicator of operating performance. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX, as used by us, may not be comparable to similarly titled measures reported by other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and is one of many metrics used by our management team and by other users of our consolidated financial statements. For example, Adjusted EBITDAX can be used to assess our operating performance and return on capital in comparison to other independent exploration and production companies without regard to financial or capital structure and to assess the financial performance of our assets and our Company without regard to capital structure or historical cost basis.

The following table provides a reconciliation of Net income to Adjusted EBITDAX for the periods indicated (in thousands):

	Years Ended
	December 31,
	2019	2018
Net income	1,580	95,213
Accretion of asset retirement obligations	214	169
Impairment expense	—	4,581
Depletion, depreciation and amortization	69,243	47,568
Interest expense, net	6,566	2,898
Transaction costs	1,077	14,337
(Gain) on sale of oil and gas properties, net	(3,222)	(1,919)
Exploration expense	653	630
Unrealized loss (gain) on derivative contracts	59,849	(76,037)
Stock based compensation (non-cash)(1)	8,648	7,071
Income tax expense	1,665	2,470
Adjusted EBITDAX	146,273	96,981

(1)	Included in General and administrative expense in the Consolidated Statements of Operations.
Reserve Quantity Information
The following table illustrates our estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil prices as of December 31, 2019 and 2018, are based on the respective 12-month unweighted average of the first of the month prices of the WTI spot prices which equates to $55.69 per barrel and $65.56 per barrel, respectively. The natural gas prices as of December 31, 2019 and 2018 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $2.58 per MMBtu and $3.10 per MMBtu, respectively. The natural gas liquids prices used to value reserves as of December 31, 2019 and 2018 averaged $16.17 per barrel and $28.81 per barrel, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquids reserves as of December 31, 2019 being valued using prices of $52.60 per barrel, $0.91 per MMBtu and $16.17 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.
A summary of our changes in quantities of proved oil, natural gas and NGLs reserves for the years ended December 31, 2019 and 2018 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Balance - December 31, 2017	47,327	91,088	17,468	79,976
Extensions and discoveries	10,148	17,673	3,116	16,209
Sales of minerals in place	(2,651)	(14,300)	(1,562)	(6,596)
Purchases of minerals in place	3,532	9,890	1,629	6,810
Production	(2,370)	(3,610)	(655)	(3,627)
Revision to previous estimates	3,048	12,476	947	6,075
Balance - December 31, 2018	59,034	113,217	20,943	98,847
Extensions and discoveries	3,598	4,476	721	5,065
Sales of minerals in place	(31)	(4)	(1)	(32)
Production	(3,086)	(4,760)	(1,022)	(4,902)
Revision to previous estimates	(6,865)	(4,939)	3,047	(4,642)
Balance - December 31, 2019	52,650	107,990	23,688	94,336
Proved developed reserves:
December 31, 2017	11,949	23,336	4,123	19,961
December 31, 2018	14,325	26,110	4,969	23,646
December 31, 2019	18,220	35,120	7,447	31,521
Proved undeveloped reserves:
December 31, 2017	35,378	67,752	13,345	60,015
December 31, 2018	44,709	87,107	15,974	75,201
December 31, 2019	34,430	72,870	16,241	62,815
The table below presents the quantities of proved oil, natural gas and NGLs reserves attributable to noncontrolling interests as of December 31, 2019 and 2018:

As of December 31, 2019	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	9,933	19,146	4,060	17,183
Proved undeveloped	18,769	39,724	8,853	34,243
Total proved	28,702	58,870	12,913	51,426

As of December 31, 2018	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	7,917	14,430	2,746	13,068
Proved undeveloped	24,709	48,140	8,828	41,560
Total proved	32,626	62,570	11,574	54,628
Notable changes in proved reserves for the year ended December 31, 2019 included the following:

•	Extensions and discoveries. In 2019, total extensions and discoveries of 5.1 MMBOE was the result of successful drilling results and well performance primarily related to the Midland Basin.

•
Sales of minerals in place. Sales of minerals in place totaled 32.0 MBOE during 2019, resulting from the disposition of certain non-operated properties in the Midland Basin. See Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.

•	Revision to previous estimates. In 2019, the downward revisions of prior reserves of 4.6 MMBOE were primarily due to reduced commodity prices.

Notable changes in proved reserves for the year ended December 31, 2018 included the following:

•	Extensions and discoveries. In 2018, total extensions and discoveries of 16.2 MMBOE was a result of successful drilling results and well performance primarily related to the Midland Basin.

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

Proved Undeveloped Reserves
Proved undeveloped reserves (“PUDs”) decreased from 75,201 MBOE to 62,815 MBOE or 16%, as of December 31, 2019 compared to December 31, 2018. PUDs represent 66% of our total proved reserves. Certain previously booked PUDs were reclassified as proved developed reserves due to successful drilling efforts. Revisions of prior estimates include certain PUDs that were reclassified to unproved categories due to development plan changes and increased well spacing. In accordance with our 2019 year-end independent engineering reserve report, we plan to drill all of our individual PUD drilling locations within the five years of original classification.
Changes in our PUD reserves for the years ended December 31, 2019 and 2018 were as follows (in MBOE):

Proved undeveloped reserves at December 31, 2017(1)	60,015
Conversions to developed	(4,419)
Extensions and discoveries	13,734
Sales of minerals in place	(4,702)
Purchases of minerals in place	4,735
Revision to previous estimates	5,838

Proved undeveloped reserves at December 31, 2018 (2)	75,201
Conversions to developed	(10,254)
Extensions and discoveries	1,230
Revision to previous estimates	(3,362)
Proved undeveloped reserves at December 31, 2019 (3)	62,815

(1)	Includes 34,029 MBOE attributable to noncontrolling interests.

(2)	Includes 41,560 MBOE attributable to noncontrolling interests.

(3)	Includes 34,243 MBOE attributable to noncontrolling interests.
2019 Changes in Proved Undeveloped Reserves
Conversions to developed. In our year-end 2018 plan to develop our PUDs within five years, we estimated that $103.8 million of capital would be expended in 2019 for the conversion of 30 gross / 12.3 net PUDs to add 9.9 MMBOE, which was consistent with the $111.5 million actually spent to convert 32 gross / 13.4 net PUDs adding 10.3 MMBOE to developed reserves.
Extensions and discoveries. Additionally, 1.2 MMBOE were added as extensions and discoveries due to successful drilling results on our acreage positions because of the wells we drilled. The increase was also supported by successful drilling results by other operators directly offsetting and in close proximity to our acreage.
Revision to previous estimates. Revisions of 3.4 MMBOE were primarily due to reduced commodity prices.

2018 Changes in Proved Undeveloped Reserves
Conversions to developed. In our year-end 2017 plan to develop our PUDs within five years, we estimated that $41.5 million of capital would be expended in 2018 for the conversion of 14 gross / 6.2 net PUDs to add 4.3 MMBOE, which was consistent with the $55.4 million actually spent to convert 11 gross / 6.8 net PUDs adding 4.4 MMBOE to developed.
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
Purchases of minerals in place. In 2018, purchases of minerals in place of, 4.7 MMBOE were attributable to developed non-producing wells and undeveloped acreage acquired in the Midland Basin as part of an acreage trade, as further described in Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Revision to previous estimates. Revisions of 5.8 MMBOE were primarily due to our successful drilling efforts in the Midland Basin as well as improved commodity prices.
Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2019 ($ in thousands):

Years Ended December 31, (1)	Future Production (MBOE) (2)	Future Cash Inflows (3)	Future Production Costs	Future Development Costs	Future Net Cash Flows
2020	1,541	$66,705	$8,048	$111,077	$(52,420)
2021	3,954	160,948	22,784	193,341	(55,177)
2022	6,164	240,946	37,450	191,197	12,299
2023	7,983	300,405	46,810	112,631	140,964
2024	5,949	208,057	37,115	19,860	151,082
Thereafter	37,224	1,145,081	445,181	—	699,900
Total	62,815	$2,122,142	$597,388	$628,106	$896,648

(1)
Beginning in 2020 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years. These production volumes, inflows, expenses, development costs and cash flows are limited to the PUD reserves and do not include any production or cash flows from the Proved Developed category which will also help to fund our capital program.

(2)	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).

(3)
Computation is based on SEC pricing of (i) $52.60 per Bbl (WTI-Cushing oil spot prices, adjusted for differentials), (ii) $0.91 per Mcf (Henry Hub spot natural gas price), as adjusted for location and quality by property and (iii) $16.17 per Bbl for natural gas liquids.

PUDs are expected to be recovered from new wells on undrilled acreage or from existing wells where additional capital expenditures are required, such as from drilled but uncompleted (DUC) wells. Our development plan contemplates production to commence from all these wells in the first and second quarter 2020.
Historically, our drilling programs have been substantially funded from our cash flow and borrowings under our credit facility. Based on current commodity prices and our current expectations over the next five years of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproven locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings under the Credit Agreement.

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
Geoffrey A. Vernon, our Vice President of Reservoir Engineering and A&D, is responsible for reservoir engineering, is a qualified reserve estimator and auditor and is primarily responsible for overseeing CG&A during the preparation of our annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Chemical Engineering from Texas Tech University in 2007; a Master of Business Administration degree from Rice University in 2014; member of the Society of Petroleum Engineers since 2007; and more than 12 years of practical experience in estimating and evaluating reserve information with more than eight of those years being in charge of estimating and evaluating reserves.
We maintain adequate and effective internal controls over our reserve estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which is updated, at least, annually, is assessed for validity when CG&A has technical meetings with our engineers, geologists, operations and land personnel. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in Internal Control – Integrated Framework, (2013 Version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field level commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are also subject to our internal controls over financial reporting, and they are incorporated in our reserve database as well and verified internally by our personnel to ensure their accuracy and completeness. Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, CG&A meets with our technical personnel to review field performance and future development plans in order to further verify the validity of estimates. Following these reviews, the reserve database is furnished to CG&A so that it can prepare its independent reserve estimates and final report. The reserve estimates prepared by CG&A are reviewed and compared to our internal estimates by our Vice President of Reservoir Engineering and A&D. Material reserve estimation differences are reviewed between CG&A and us, and additional data is provided to address the differences. If the supporting documentation will not justify additional changes, the CG&A reserves are accepted. In the event that additional data supports a reserve estimation adjustment, CG&A will analyze the additional data, and may make changes it solely deems necessary. Additional data is usually comprised of updated production information on new wells. Once the review is completed and all material differences are reconciled, the reserve report is finalized and our reserve database is updated with the final estimates provided by CG&A.

Net Oil, Natural Gas and Natural Gas Liquids Production, Average Price and Average Production Cost
The net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2019 and 2018, the average sales price per unit sold (excluding hedges) and the average production cost per unit are presented below:

	Years Ended December 31,
	2019	2018
Sales Volumes:
Oil (MBbl)	3,086	2,370
Natural gas (MMcf)	4,760	3,610
Natural gas liquids (MBbl)	1,022	655
Barrels of oil equivalent (MBOE)*	4,902	3,627
Average daily production (BOE per day)	13,429	9,937
Average prices realized:**
Oil (per Bbl)	$55.71	$59.40
Natural gas (per Mcf)	$0.82	$2.05
Natural gas liquids (per Bbl)	$15.09	$26.23
Barrels of oil equivalent (per BOE)	$39.02	$45.59
Production cost per BOE	$5.85	$5.66

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).

**
Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives for 2019 and 2018 have been marked-to-market in our Consolidated Statements of Operations and both the realized and unrealized amounts are reported as other income/expense.

The following tables summarize the net quantities of oil, natural gas and natural gas liquids produced and sold by us, the average sales price per unit sold (excluding hedges) and the average production cost per unit for each of our core areas for the years ended December 31, 2019 and 2018.

Midland Basin

	Years Ended December 31,
	2019	2018
Sales Volumes:
Oil (MBbl)	2,599	1,835
Natural gas (MMcf)	4,558	3,080
Natural gas liquids (MBbl)	965	571
Barrels of oil equivalent (MBOE)*	4,324	2,920
Average daily production (BOE per day)	11,846	7,999
Average prices realized:**
Oil (per Bbl)	$55.05	$56.96
Natural gas (per Mcf)	$0.75	$1.89
Natural gas liquids (per Bbl)	$15.07	$26.38
Barrels of oil equivalent (per BOE)	$37.25	$42.95
Production cost per BOE	$5.22	$4.57

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).

**	Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Eagle Ford Trend

	Years Ended December 31,
	2019	2018
Sales Volumes:
Oil (MBbl)	487	535
Natural gas (MMcf)	202	530
Natural gas liquids (MBbl)	57	84
Barrels of oil equivalent (MBOE)*	578	707
Average daily production (BOE per day)	1,583	1,937
Average prices realized:**
Oil (per Bbl)	$59.20	$67.78
Natural gas (per Mcf)	$2.43	$2.98
Natural gas liquids (per Bbl)	$15.41	$25.20
Barrels of oil equivalent (per BOE)	$52.29	$56.49
Production cost per BOE	$10.58	$10.11

*	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).

**	Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Gross and Net Productive Wells
The following table summarizes our gross and net productive oil and natural gas wells by area as of December 31, 2019.  A net well represents our percentage of ownership of a gross well.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	210	116	2	1	212	117
Eagle Ford Trend	122	52	—	—	122	52
Acreage
The following table summarizes our gross and net developed and undeveloped acreage by area and state as of December 31, 2019. Net acreage represents our percentage ownership of gross acreage.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	7,280	4,532	32,744	24,553	40,024	29,085
Eagle Ford Trend	29,450	12,621	2,889	1,840	32,339	14,461
Texas	36,730	17,153	35,633	26,393	72,363	43,546

The following table summarizes, as of December 31, 2019, the portion of our gross and net acreage subject to expiration over the next three years if not successfully developed or renewed.

	Expiring Acreage
	2020		2021		2022		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,365	1,109	40	10	518	495	1,923	1,614
Eagle Ford Trend	882	188	793	453	2,546	1,737	4,221	2,378
Total	2,247	1,297	833	463	3,064	2,232	6,144	3,992
We have development agreements related to certain of our operated leases in the Midland Basin which require us to drill 11 gross wells (10 net wells) over the next three years. If we do not drill the required wells, we would be in default of the agreements. All of the aforementioned wells are included in management’s five-year development plan. Approximately 88% of the Midland Basin net acreage is held by production and approximately 87% of the Eagle Ford net acreage is held by production. On a combined basis, our total net acreage is approximately 88% held by production.
Drilling Activities
The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed in the periods indicated.

	Years Ended December 31,
	2019		2018
	Gross	Net	Gross	Net
Development wells:
Productive	42	21	40	20
Dry(1)	1	—	—	—
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	42	21	40	20
Dry	1	—	—	—
Total	43	21	40	20

(1)	The dry hole category includes one gross (0.2 net) non-operated well that was unsuccessful due to mechanical issues.
The figures in the table above do not include 13 gross wells (5.3 net) that were drilled and uncompleted or in the process of being completed at December 31, 2019, all of which are classified as PUDs as of that date and are expected to begin producing in the first and second quarters of 2020. Additionally, we had seven gross (6.8 net) operated wells for which drilling was in progress at December 31, 2019.
Item 3.  Legal Proceedings
In the ordinary course of business, we may be involved in litigation and claims arising out of our operations. As of December 31, 2019, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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

Holders
As of March 1, 2020, there were approximately 2,900 holders of record of our Class A Common Stock and approximately 20 holders of record of our Class B Common Stock. There is no public market for our Class B Common Stock.
Dividends

We have never paid dividends on our Class A Common Stock or Class B Common Stock and do not have current plans to pay a dividend. Furthermore, the Credit Agreement restricts the payment of cash dividends. The payment of future cash dividends on our Class A Common Stock, if any, will be reviewed periodically by our Board and will depend upon, but not be limited to, our financial condition, funds available for operations, the amount of anticipated capital and other expenditures, our future business prospects and any restrictions imposed by our present or future financing arrangements.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2019	—	—	—	—
November 2019	—	—	—	—
December 2019	51,678	$5.94	—	—

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

Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Corp, and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden US and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US (collectively, the “Company” “our,” “we,” “us,” or similar terms).
Areas of Operation
At present, our primary efforts are concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource basin which provides us with multiple horizontal targets, extensive production histories, long-lived reserves and historically high drilling success rates.
Midland Basin
We believe that the Midland Basin continues to have attractive economics and we expect to continue growing our footprint through development drilling, acreage trades, asset acquisitions, and corporate merger and acquisition opportunities.
In the Midland Basin, we utilized one rig for the entirety of 2019 and two rigs for portions of the second and third quarters, and we plan to maintain a one-rig program throughout 2020. We are currently drilling on a five-well project in Upton County, Texas on our Hamman 30 Unit and anticipate keeping the rig in Upton County and drilling the six-well pad in our Ratliff project. Having ended 2019 with three wells waiting on completion, we plan to commence completions on those three wells in Reagan County in the first quarter of 2020 followed by five wells in Upton County, with all eight wells expected to be brought online throughout the second quarter of 2020.
We continue to be active in acreage trades and acquisitions in the Midland Basin which generally allow for longer laterals, increased operated inventory and greater operating efficiency.
Eagle Ford Trend
During 2019, we drilled, completed and brought online 10 gross / 5.1 net wells in southern Gonzales County, Texas. We do not plan to drill any wells in this area during 2020 but may consider drilling if there are improvements in oil and natural gas commodity prices.
New Credit Agreement
On November 21, 2019, we entered into a new credit agreement with respect to our senior secured revolving credit facility. The Credit Agreement has a maturity date of November 21, 2024 with a maximum credit amount of $1.5 billion and an initial borrowing base of $325 million. The Credit Agreement replaced the prior credit agreement, which was terminated on November 21, 2019.
Officer Appointments
On January 30, 2020, we announced that our current Chairman and Chief Executive Officer, Mr. Frank A. Lodzinski, will be appointed Executive Chairman and our current President, Mr. Robert J. Anderson, will be appointed Chief Executive Officer and President, effective on April 1, 2020.

Results of Operations
Year ended December 31, 2019 compared to the year ended December 31, 2018

	Years Ended December 31,
	2019	2018	Change
Sales volumes:
Oil (MBbl)	3,086	2,370	30%
Natural gas (MMcf)	4,760	3,610	32%
Natural gas liquids (MBbl)	1,022	655	56%
Barrels of oil equivalent (MBOE) (1)	4,902	3,627	35%
Average daily production (BOE per day)	13,429	9,937	35%

Average prices realized:
Oil (per Bbl)	$55.71	$59.40	(6)%
Natural gas (per Mcf)	$0.82	$2.05	(60)%
Natural gas liquids (per Bbl)	$15.09	$26.23	(42)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$59.82	$53.13	13%
Natural gas ($/Mcf)	$1.49	$1.98	(25)%
Natural gas liquids ($/Bbl)	$15.09	$26.23	(42)%

(In thousands)
Oil revenues	$171,925	$140,775	22%
Natural gas revenues	3,913	7,396	(47)%
Natural gas liquids revenues	15,424	17,185	(10)%
Total revenues	$191,262	$165,356	16%

Lease operating expense	$28,683	$18,746	53%
Production and ad valorem taxes	$11,871	$9,836	21%
Impairment expense	$—	$4,581	NM
Depreciation, depletion and amortization	$69,243	$47,568	46%

General and administrative expense (excluding stock-based compensation)	$18,963	$20,275	(6)%
Stock-based compensation	$8,648	$7,071	22%
General and administrative expense	$27,611	$27,346	1%

Transaction costs	$1,077	$14,337	(92)%
Gain on sale of oil and gas properties, net	$3,222	$1,919	68%
Interest expense, net	$(6,566)	$(2,898)	127%
Write-off of deferred financing costs	$(1,242)	$—	NM

Unrealized (loss) gain on derivative contracts	$(59,849)	$76,037	(179)%
Realized gain (loss) on derivative contracts	$15,866	$(15,090)	(205)%
(Loss) gain on derivative contracts, net	$(43,983)	$60,947	(172)%

Litigation settlement	$—	$(4,675)	NM
Income tax expense	$(1,665)	$(2,470)	(33)%

(1)	Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE).
NM – Not meaningful
Oil revenues
For the year ended December 31, 2019, oil revenues increased by approximately $31.2 million or 22% relative to the comparable period in 2018. Of the increase, approximately $39.9 million was attributable to increased sales volumes, partially offset by a decrease of $8.7 million due to lower realized prices. Our average realized price per Bbl decreased from $59.40 for the year ended December 31, 2018 to $55.71 or 6% for the year ended December 31, 2019. We had a net increase in the volume of oil sold of 716 MBbls or 30%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Natural gas revenues
For the year ended December 31, 2019, natural gas revenues decreased by $3.5 million or 47% relative to the comparable period in 2018. Of the decrease, approximately $4.4 million was attributable to lower realized prices, partially offset by an increase of $0.9 million attributable to increased sales volumes. Our average realized price per Mcf decreased 60% from $2.05 for the year ended December 31, 2018 to $0.82 for the year ended December 31, 2019. Approximately 96% of our natural gas sales volumes for the year was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 1,150 MMcf or 32% primarily due to new wells brought online, partially offset by the impact of 2018 gas well divestitures.
Natural gas liquids revenues
For the year ended December 31, 2019, natural gas liquids revenues decreased by $1.8 million or 10% relative to the comparable period in 2018. Of the decrease, approximately $7.3 million was attributable to lower realized prices, partially offset by an increase of $5.5 million attributable to increased sales volumes. Approximately 94% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in significant decreases in prices received. The volume of natural gas liquids produced and sold increased by 367 MBbls or 56%, primarily due to new wells brought online, partially offset by the impact of divestitures in the latter half of 2018.
Lease operating expense (“LOE”)
LOE includes all costs incurred to operate wells and related facilities for both operated and non-operated properties. In addition to direct operating costs such as labor, repairs and maintenance, re-engineering and workovers, equipment rentals, materials and supplies, fuel and chemicals, LOE includes product marketing and transportation fees, insurance and overhead charges provided for in operating agreements.
LOE increased by $9.9 million or 53% for the year ended December 31, 2019 relative to the comparable period in 2018, primarily due to additional producing wells brought online, which drove a 35% increase in production volume, in addition to a $3.6 million increase driven by a greater number of workover projects as compared to the prior year.
Production and ad valorem taxes
Production and ad valorem taxes for the year ended December 31, 2019 increased by $2.0 million or 21% relative to the comparable period in 2018, as the impact of increased volume was largely offset by the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes remained flat when compared to the prior year.
Impairment
During the year ended December 31, 2018, we recognized $4.6 million of non-cash asset impairments to our unproved oil and natural gas properties resulting from certain acreage expirations related to our Eagle Ford Trend properties. See Note 7. Oil and Natural Gas Properties in the Notes to Consolidated Financial Statements for a discussion of how impairments are measured.
Depreciation, depletion and amortization (“DD&A”)

DD&A increased for the year ended December 31, 2019 by $21.7 million, or 46% relative to the comparable period in 2018, primarily due to development activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.

General and administrative expense (“G&A”)
These expenses consist primarily of employee remuneration, professional and consulting fees and other overhead expenses. G&A increased by $0.3 million for the year ended December 31, 2019 relative to the comparable period in 2018, primarily due to a $0.3 million increase in employee costs in the current year resulting from a larger average headcount, as well as a $1.6 million increase in non-cash stock-based compensation expense, partially offset by a $1.6 million decrease in bonus awards recorded in the current year.
Transaction costs
For the year ended December 31, 2019, transactions costs consisted of $1.1 million, primarily due to legal fees for ongoing litigation related to the Bold Transaction which closed on May 9, 2017. During the year ended December 31, 2018, we recorded $14.3 million in transaction costs including $13.4 million associated with the terminated Sabalo Acquisition, and $0.8 million of legal fees for litigation related to the Bold Transaction which closed on May 9, 2017. See Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Interest expense, net
Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense for the year ended December 31, 2019 was $6.6 million compared to $2.9 million for the comparable period in 2018. The $3.7 million increase in interest expense was primarily due to higher average borrowings outstanding compared to the prior year period. See Note 13. Long-Term Debt in the Notes to Consolidated Financial Statements.
Write-off of deferred financing costs
During the year ended December 31, 2019, in connection with the termination of the prior credit agreement, $1.2 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Consolidated Statements of Operations. See Note 13. Long-Term Debt in the Notes to Consolidated Financial Statements.
Gain on sale of oil and gas properties, net
During the year ended December 31, 2019, we sold certain non-operated oil and gas properties located in the Midland Basin, recording gains totaling $3.2 million. During the year ended December 31, 2018, we sold certain non-core oil and gas properties including our non-operated Eagle Ford assets located in south Texas, recording gains totaling $1.9 million. See Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the year ended December 31, 2019, we recorded a net loss on derivative contracts of $44.0 million, consisting of unrealized mark-to-market losses of $59.8 million, partially offset by net realized gains on settlements of $15.9 million. For the year ended December 31, 2018, we recorded a net gain on derivative contracts of $60.9 million, consisting of unrealized mark-to-market gains of $76.0 million, partially offset by net realized losses on settlements of $15.1 million.
Litigation Settlement
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
Income tax expense
During the year ended December 31, 2019, we recorded total income tax expense of $1.7 million which included (1) deferred income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.4 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $1.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2019.

During the year ended December 31, 2018, we recorded a total income tax expense of $2.5 million which included (1) deferred income tax expense for Lynden US of $1.9 million as a result of its share of the distributable income from EEH, offset by a $0.5 million discrete income tax benefit related to refundable AMT tax credits resulting from the TCJA, (2) deferred income tax expense for Earthstone of $7.4 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $1.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2018.

Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. At December 31, 2019, we had approximately $13.8 million in cash and approximately $155.0 million in unused borrowing capacity under the Credit Agreement (discussed below) for a total of approximately $168.8 million in funds available for operational and capital funding.
Subsequent to December 31, 2019, oil prices have declined sharply in response to drastic price cutting and increased production by Saudi Arabia coupled with reduced demand caused by the global coronavirus outbreak.
Prior to the sharp decline in oil prices, we anticipated 2020 capital expenditures of $160-170 million which assumed a one-rig, 19-well operated program in the Midland Basin and estimated expenditures for our non-operated Midland Basin properties. We are currently evaluating our 2020 capital plans as low oil prices for extended periods of time may negatively impact our stock price and cash flows and may result in non-cash impairment charges to the carrying values of our oil and gas properties.
Despite the significant decline in oil prices, we believe we are well positioned to manage the current low-price environment due to our low leverage and strong hedge position. Additionally, we have no long-term service contracts nor significant drilling obligations which would allow us to curtail our capital program should we so choose. Based on our production profile, cost structure and the hedge positions we have in place, we expect to generate free cash flow to reduce debt in the second half of 2020 should we significantly curtail our capital program. As a result, we believe we will have sufficient liquidity with cash flows from operations and borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.
Working Capital
Working Capital, defined herein as Total current assets less Total current liabilities as set forth in our Consolidated Balance Sheets, was a deficit of $39.9 million as of December 31, 2019 compared to a deficit of $18.3 million as of December 31, 2018 as presented below:

	December 31,
	2019	2018	Change
Current assets:
Cash	$13,822	$376	13,446
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	29,047	13,683	15,364	(1)
Joint interest billings and other, net of allowance of $83 and $134 at December 31, 2019 and 2018, respectively	6,672	4,166	2,506
Derivative asset	8,860	43,888	(35,028)	(2)
Prepaid expenses and other current assets	1,867	1,443	424
Total current assets	60,268	63,556

Current liabilities:
Accounts payable	$25,284	$26,452	(1,168)
Revenues and royalties payable	35,815	28,748	7,067	(1)
Accrued expenses	19,538	22,406	(2,868)
Asset retirement obligation	308	557	(249)
Derivative liability	6,889	528	6,361	(2)
Advances	11,505	3,174	8,331	(3)
Operating lease liability	570	—	570
Finance lease liability	206	—	206
Other current liability	43	—	43
Total current liabilities	100,158	81,865

Working Capital	$(39,890)	$(18,309)	(21,581)

(1)	Primarily the result of increased December production in 2019 as compared to the same period in 2018.

(2)	Primarily the result of a net decrease in fair value of our derivative contracts expected to settle over the next 12 months due to increased oil price futures.

(3)	At December 31, 2019, we had received advances of $2.5 million related to our Eagle Ford drilling and completion activities and $9.0 million related to our Midland drilling and completion activities.
We expect that changes in receivables and payables related to our pace of development, production volumes, changes in our hedging activities, realized commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
We expect to finance future development activities with cash flows from operating activities, borrowings under the Credit Agreement and, various means of corporate and project financing. In addition, as indicated above, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.
In July 2019, we entered into a Wellbore Development Agreement (“WDA”) with a non-affiliated industry partner. This WDA will reduce our working interest in certain wells in Reagan County. The industry partner is obligated to pay a promoted (proportionately higher) share of the capital expenditures on an initial eight wells, with an option to participate, on the same basis, in up to 11 additional wells, to earn 35% of the working interest in these wells.
Capital Expenditures

Our accrual basis capital expenditures for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Drilling and completions	$202,332	$151,059
Leasehold costs	8,098	2,102
Total capital expenditures	$210,430	$153,161
Credit Agreement
On November 21, 2019, we entered into a new credit agreement with respect to our senior secured revolving credit facility. The Credit Agreement has a maturity date of November 21, 2024 with a maximum credit amount of $1.5 billion and an initial borrowing base of $325 million. As of December 31, 2019, we had $170.0 million of borrowings outstanding, bearing annual interest of 3.860%, resulting in a remaining $155.0 million of borrowing base availability under the Credit Agreement.
Hedging Activities
The following table sets forth our outstanding derivative contracts at December 31, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2020	Crude Oil Swap	2,928,000	$60.31
2020	Crude Oil Basis Swap (1)	366,000	$2.55
2020	Crude Oil Basis Swap (2)	2,562,000	$(1.40)
2020	Natural Gas Swap	2,562,000	$2.85
2020	Natural Gas Basis Swap (3)	2,562,000	$(1.07)
2021	Crude Oil Swap	1,095,000	$55.00
2021	Crude Oil Basis Swap (2)	1,095,000	$0.89

(1)	The basis differential price is between WTI Houston and the WTI NYMEX.

(2)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Obligations and Commitments
We had the following contractual obligations and commitments as of December 31, 2019:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Debt (1)	$39	$—	$—	$—	$170,000	$—
Derivative liabilities	6,889	—	—	—	—	—
Asset retirement obligations	308	—	100	258	—	1,498
Gas contracts (2)	1,647	680	—	—	—	—
Office leases	632	791	696	596	605	152
Automobile leases	219	84	5	—	—	—
Total	$9,734	$1,555	$801	$854	$170,605	$1,650

(1)	2020 amount represents interest payable under the Credit Agreement as of December 31, 2019.

(2)
We have a non-cancelable fixed cost agreement of $1.6 million per year through May 2021 to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing related to certain Eagle Ford assets in south Texas. As the operator of the properties dedicated to this contract, the gross amount of obligation is provided; however, our net share is approximately 31%.

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
Our proved reserves information included in this report is based on estimates prepared by our independent petroleum engineers, CG&A. The independent petroleum engineers evaluated 100% of our estimated proved reserve quantities and their related future net cash flows as of December 31, 2019. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We make revisions to reserve estimates throughout the year as additional information becomes available. We make changes to depletion rates, impairment calculations, and asset retirement obligations in the same period that changes to reserve estimates are made.

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
Derivative Instruments and Hedging Activity
We are exposed to certain risks relating to our ongoing business operations, such as commodity price risk. Derivative contracts are utilized to economically hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. We follow FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, to account for our derivative financial instruments. We do not enter into derivative contracts for speculative trading purposes. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive. We did not post collateral under any of these contracts.
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
Income Taxes and Uncertain Tax Positions
We are a U.S. company operating in Texas, as of December 31, 2019, as well as one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, our tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions.
Our corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns and one Canadian income tax return resulting from Earthstone’s acquisition of Lynden Corp in 2016 (the “Lynden Arrangement”) that includes Lynden US,

Earthstone, and Lynden Corp. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss of EEH, net of the noncontrolling interest, as well as any standalone income or loss generated by each company. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.
Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in our Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019 and 2018, we recorded a valuation allowance for our deferred tax assets in the Consolidated Balance Sheets.
We apply the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. Our tax positions related to our pass-through status and state income tax liability, including deductibility of expenses, have been reviewed by our management and they believe those positions would more likely than not be sustained upon examination. Accordingly, we have not recorded an income tax liability for uncertain tax positions at December 31, 2019 or 2018.
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
We account for noncontrolling interest in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of Net income, as well as a noncontrolling interest component within equity. Noncontrolling interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheet as of December 31, 2019 and 2018, as well as an adjustment to Net income in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018.
As of December 31, 2019, Earthstone and Lynden US held 45.5% of the outstanding membership interests in EEH while Bold Holdings, the noncontrolling party, held the remaining 54.5%. See further discussion in Note 9. Noncontrolling Interest in the Notes to Consolidated Financial Statements.
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
Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2019.
Our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Earthstone Energy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
March 11, 2020

Item 9B.  Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
See list of “Information about our Executive Officers” under Item 1 of this report, which is incorporated herein by reference.
The other information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
2.2(a)	First Amendment to the Contribution Agreement dated March 21, 2017, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	March 23, 2017
2.3	Contribution Agreement dated October 17, 2018 by and among Sabalo Holdings, LLC, Earthstone Energy Holdings, LLC and Earthstone Energy, Inc.	8-K	001-35049	2.1	October 17, 2018
3.1	Third Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated May 9, 2017.	8-A	001-35049	3.1	May 9, 2017
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 3, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
4.1	Specimen Class A Common Stock Certificate of Earthstone Energy, Inc.	8-K	001-35049	4.1	May 15, 2017
4.2	Description of Earthstone Energy, Inc.’s Class A Common Stock.					X
10.1†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.1(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.1(b)†	Second Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated May 9, 2017.	8-K	001-35049	10.6	May 15, 2017
10.2	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.3†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.1	June 2, 2016
10.4†	Form of Restricted Stock Unit Agreement (Employee).	8-K	001-35049	10.2	June 2, 2016
10.5	First Amended and Restated Limited Liability Company Agreement of Earthstone Energy Holdings, LLC dated May 9, 2017.	8-K	001-35049	10.1	May 15, 2017

10.6	Registration Rights Agreement dated May 9, 2017 between Earthstone Energy, Inc. and Bold Energy Holdings, LLC.	8-K	001-35049	10.3	May 15, 2017
10.7	Voting Agreement dated May 9, 2017 by and among Earthstone Energy, Inc., EnCap Investments L.P., Oak Valley Resources, LLC and Bold Energy Holdings, LLC.	8-K	001-35049	10.4	May 15, 2017
10.8†	Performance Unit Award Agreement (Executive Management).	8-K	001-35049	10.2	March 2, 2018
10.9†	Amended and Restated 2014 Long Term Incentive Plan dated June 6, 2018.	8-K	001-35049	10.1	June 6, 2018
10.10†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.2	February 1, 2019
10.11†	Earthstone Energy, Inc. Change in Control and Severance Benefit Plan.	8-K	001-35049	10.1	April 12, 2019
10.12	Credit Agreement dated November 21, 2019, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Lenders party thereto.	8-K	001-35049	10.1	November 22, 2019
10.13†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 31, 2020
10.14†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.2	January 31, 2020
10.15†	Form of Restricted Stock Unit Agreement (Director).	8-K	001-35049	10.3	January 31, 2020
14.1	Code of Business Conduct and Ethics.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Moss Adams, LLP.					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act.						X
99.1	Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Label Linkbase Document.					X

101.PRE	XBRL Presentation Linkbase Document.	X
†	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

		By:	/s/ Frank A. Lodzinski
		Name:	Frank A. Lodzinski
Date:	March 11, 2020	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank A. Lodzinski	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
Frank A. Lodzinski

/s/ Tony Oviedo	Executive Vice President, Accounting and Administration (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020
Tony Oviedo

/s/ Jay F. Joliat	Director	March 11, 2020
Jay F. Joliat

/s/ Phil D. Kramer	Director	March 11, 2020
Phil D. Kramer

/s/ Ray Singleton	Director	March 11, 2020
Ray Singleton

/s/ Wynne M. Snoots, Jr.	Director	March 11, 2020
Wynne M. Snoots, Jr.

/s/ Douglas E. Swanson, Jr.	Director	March 11, 2020
Douglas E. Swanson, Jr.

/s/ Brad A. Thielemann	Director	March 11, 2020
Brad A. Thielemann

/s/ Zachary G. Urban	Director	March 11, 2020
Zachary G. Urban

/s/ Robert L. Zorich	Director	March 11, 2020
Robert L. Zorich

EARTHSTONE ENERGY, INC.
Index to Consolidated Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams, LLP

Houston, Texas
March 11, 2020

We have served as the Company’s auditor since 2018.

EARTHSTONE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2019	2018
Current assets:
Cash	$13,822	$376
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	29,047	13,683
Joint interest billings and other, net of allowance of $83 and $134 at December 31, 2019 and 2018, respectively	6,672	4,166
Derivative asset	8,860	43,888
Prepaid expenses and other current assets	1,867	1,443
Total current assets	60,268	63,556

Oil and gas properties, successful efforts method:
Proved properties	970,808	755,443
Unproved properties	260,271	266,140
Land	5,382	5,382
Total oil and gas properties	1,236,461	1,026,965
Accumulated depreciation, depletion and amortization	(195,567)	(127,256)
Net oil and gas properties	1,040,894	899,709

Other noncurrent assets:
Goodwill	17,620	17,620
Office and other equipment, net of accumulated depreciation of $3,180 and $2,490 at December 31, 2019 and 2018, respectively	1,311	662
Derivative asset	770	21,121
Operating lease right-of-use assets	3,108	—
Other noncurrent assets	1,572	1,640
TOTAL ASSETS	$1,125,543	$1,004,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,284	$26,452
Revenues and royalties payable	35,815	28,748
Accrued expenses	19,538	22,406
Asset retirement obligation	308	557
Derivative liability	6,889	528
Advances	11,505	3,174
Operating lease liability	570	—
Finance lease liability	206	—
Other current liability	43	—
Total current liabilities	100,158	81,865

Noncurrent liabilities:
Long-term debt	170,000	78,828
Asset retirement obligation	1,856	1,672
Derivative liability	—	1,891
Deferred tax liability	15,154	13,489
Operating lease liability	2,539	—
Finance lease liability	85	—
Other noncurrent liabilities	—	71
Total noncurrent liabilities	189,634	95,951

Commitments and Contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,421,131 and 28,696,321 issued and outstanding at December 31, 2019 and 2018, respectively	29	29

Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,260,680 and 35,452,178 issued and outstanding at December 31, 2019 and 2018, respectively	35	35
Additional paid-in capital	527,246	517,073
Accumulated deficit	(181,711)	(182,497)
Total Earthstone Energy, Inc. equity	345,599	334,640
Noncontrolling interest	490,152	491,852
Total equity	835,751	826,492

TOTAL LIABILITIES AND EQUITY	$1,125,543	$1,004,308
The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
REVENUES
Oil	$171,925	$140,775
Natural gas	3,913	7,396
Natural gas liquids	15,424	17,185
Total revenues	191,262	165,356
OPERATING COSTS AND EXPENSES
Lease operating expense	28,683	18,746
Production and ad valorem taxes	11,871	9,836
Impairment expense	—	4,581
Depreciation, depletion and amortization	69,243	47,568
General and administrative expense	27,611	27,346
Transaction costs	1,077	14,337
Accretion of asset retirement obligation	214	169
Exploration expense	653	630
Total operating costs and expenses	139,352	123,213
Gain on sale of oil and gas properties, net	3,222	1,919
Income from operations	55,132	44,062
OTHER INCOME (EXPENSE)
Interest expense, net	(6,566)	(2,898)
Write-off of deferred financing costs	(1,242)	—
(Loss) gain on derivative contracts, net	(43,983)	60,947
Litigation settlement	—	(4,675)
Other income (expense), net	(96)	247
Total other income (expense)	(51,887)	53,621
Income before income taxes	3,245	97,683
Income tax expense	(1,665)	(2,470)
Net income	1,580	95,213
Less: Net income attributable to noncontrolling interest	861	52,888
Net income attributable to Earthstone Energy, Inc.	$719	$42,325
Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.02	$1.50
Diluted	$0.02	$1.50
Weighted average common shares outstanding:
Basic	28,983,354	28,153,885
Diluted	29,360,885	28,217,774

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
At January 1, 2018	27,584,638	36,052,169	$28	$36	$503,932	$(224,822)	$279,174	$446,558	$725,732
Stock-based compensation expense	—	—	—	—	7,071	—	7,071	—	7,071
Vesting of restricted stock units, net of taxes paid	511,692	—	—	—	—	—	—	—	—
Class A Common Stock retained by the Company in exchange for payment of recipient mandatory tax withholdings	169,893	—	—	—	(1,524)	—	(1,524)	—	(1,524)
Cancellation of treasury shares	(169,893)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	599,991	(599,991)	1	(1)	7,594	—	7,594	(7,594)	—
Net income	—	—	—	—	—	42,325	42,325	52,888	95,213
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	8,648	—	8,648	—	8,648
Vesting of restricted stock units, net of taxes paid	533,312	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	203,394	—	—	—	(1,135)	—	(1,135)	—	(1,135)
Cancellation of treasury shares	(203,394)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	191,498	(191,498)	—	—	2,660	—	2,660	(2,660)	—
Net income	—	—	—	—	—	719	719	861	1,580
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,580	$95,213
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	—	4,581
Depreciation, depletion and amortization	69,243	47,568
Accretion of asset retirement obligations	214	169
Gain on sale of oil and gas properties, net	(3,222)	(1,919)
Settlement of asset retirement obligations	(374)	(79)
Total loss (gain) on derivative contracts, net	43,983	(60,947)
Operating portion of net cash received (paid) in settlement of derivative contracts	15,866	(15,090)
Stock-based compensation	8,648	7,071
Deferred income taxes	1,665	2,470
Write-off of deferred financing costs	1,242	—
Amortization of deferred financing costs	412	325
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(18,035)	(8,195)
(Increase) decrease in prepaid expenses and other current assets	66	(376)
Increase (decrease) in accounts payable and accrued expenses	(10,438)	1,132
Increase (decrease) in revenues and royalties payable	7,067	31,869
Increase (decrease) in advances	8,331	(1,413)
Net cash provided by operating activities	126,248	102,379
Cash flows from investing activities:
Acquisition of oil and gas properties	—	(32,551)
Additions to oil and gas properties	(204,268)	(149,999)
Additions to office and other equipment	(527)	(170)
Proceeds from sale of oil and gas properties	4,184	5,965
Net cash used in investing activities	(200,611)	(176,755)
Cash flows from financing activities:
Proceeds from borrowings	234,680	156,830
Repayments of borrowings	(143,508)	(103,002)
Cash paid related to the exchange and cancellation of Class A Common Stock	(1,135)	(1,524)
Cash paid for finance leases	(392)	—
Deferred financing costs	(1,836)	(507)
Net cash provided by financing activities	87,809	51,797
Net increase (decrease) in cash	13,446	(22,579)
Cash at beginning of period	376	22,955
Cash at end of period	$13,822	$376
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,405	$2,290
Non-cash investing and financing activities:
Accrued capital expenditures	$28,356	$22,801
Lease asset additions - ASC 842	$3,722	$—
Asset retirement obligations	$105	$252

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
Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc., a Utah corporation (“Lynden US”) and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US.
Certain prior period amounts have been reclassified to conform to current period presentation within the Consolidated Financial Statements. Prior period ad valorem taxes previously included in Lease operating expenses within the Operating Costs and Expenses section of the Consolidated Statements of Operations have been reclassified from Lease operating expenses, combined with the previously presented Severance taxes line-item and the combined total presented as Production and ad valorem taxes, also within Operating Costs and Expenses, to conform to current period presentation. Additionally, prior period legal expenses related to a previously completed transaction and previously included in General and administrative expense within Operating Costs and Expenses have been reclassified to Transaction costs, also within Operating Costs and Expenses, to conform to current period presentation. These reclassifications had no effect on Income from operations or any other subtotal in the Consolidated Statements of Operations.
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
Estimated quantities of crude oil, natural gas and natural gas liquids reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the Consolidated Financial Statements, as well as included in Note 20. Supplemental Information On Oil And Gas Exploration And Production Activities (Unaudited), are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and natural gas liquids. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and natural gas liquids reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and natural gas liquids that are ultimately recovered.
Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property, plant and equipment, goodwill, asset retirement obligations, valuation allowances for deferred income tax assets, valuation of derivative instruments and valuation of certain performance-based restricted stock unit awards. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. See Note 20. Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited).
Although management believes these estimates are reasonable, actual results may differ from estimates and assumptions of future events and these revisions could be material. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable
Accounts receivable include estimated amounts due from crude oil, natural gas, and natural gas liquids purchasers, other operators for which the Company holds an interest, and from non-operating working interest owners. Accrued crude oil, natural gas, and natural gas liquids sales from purchasers and operators consist of accrued revenues due under normal trade terms, generally requiring payment within 60 days of production. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.
An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance.
Provisions for bad debts and recoveries on accounts previously charged off are added to the allowance. The Company routinely assesses the recoverability of all material trade receivables and other receivables to determine their collectability.  Allowance for uncollectible accounts receivable was $0.1 million and $0.1 million at December 31, 2019 and 2018, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price of assets acquired over the fair value of those assets and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Such test includes an assessment of qualitative and quantitative factors. There were no impairments to Goodwill recorded in the years ended December 31, 2019 and 2018, respectfully. For further discussion, see Note 8. Goodwill.
Noncontrolling Interest
Noncontrolling Interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheet as of December 31, 2019 and 2018, as well as an adjustment to Net income in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018. As of December 31, 2019, Earthstone and Lynden US owned a 45.5% membership interest in EEH while Bold Energy Holdings, LLC (“Bold Holdings”), the noncontrolling third party, owned the remaining 54.5%. See further discussion in Note 9. Noncontrolling Interest.
Segment Reporting
Operating segments are components of an enterprise that (i) engage in activities from which it may earn revenues and incur expenses (ii) for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.
Based on the Company’s organization and management, it has only one reportable operating segment, which is oil and natural gas exploration and production.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Business Combinations
The Company accounts for its acquisitions of oil and gas properties not commonly controlled in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which, among other things, requires the Company to determine if an asset or a business has been acquired. If the Company determines an asset(s) has been acquired, the asset(s) acquired, as well as any liabilities assumed, are measured and recorded at the acquisition date cost. If the Company determines a business has been acquired, the assets acquired and liabilities assumed are measured and recorded at their fair values as of the acquisition date, recording goodwill for amounts paid in excess of fair value.
Revenue Recognition
The Company’s revenues are comprised solely of revenues from customers and include the sale of oil, natural gas and natural gas liquids. The Company believes that the disaggregation of revenue into these three major product types, as presented in the Consolidated Statements of Operations, appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic region. Revenues are recognized when the recognition criteria of ASC 606 “Revenue from Contracts with Customers,” (“ASC 606”) are met, which generally occurs at a point in time when production is sold to a purchaser at a determinable price, delivery has occurred, control has transferred and collection of the revenue is probable. The Company fulfills its performance obligations under its customer contracts through delivery of oil, natural gas and natural gas liquids and revenues are recorded on a monthly basis and the Company receives payment from one to three months after delivery. Generally, each unit of product represents a separate performance obligation. The prices received for oil, natural gas and natural gas liquids sales under the Company’s contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, revenues from the sale of oil, natural gas and natural gas liquids will decrease if market prices decline. The sales of oil, natural gas and natural gas liquids, as presented on the Consolidated Statements of Operations, represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and natural gas liquids on behalf of royalty or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. Historically, however, differences have been insignificant.
At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in “Accounts receivable: oil, natural gas, and natural gas liquids revenues” in the Consolidated Balance Sheets. As of December 31, 2019 and 2018, receivables from contracts with customers were $29.0 million and $13.7 million, respectively. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from such revenues in the Consolidated Statements of Operations.
Oil Sales
Oil production is transported from the wellhead to tank batteries or delivery points through flow-lines or gathering systems. Purchasers of the oil take delivery at (i) the tank batteries and transport the oil by truck, or (ii) at a pipeline delivery point and the Company collects a market price, net of pricing differentials. Revenue is recognized when control transfers to the purchaser at the net price received by the Company. Starting in October 2019, certain of the Company’s oil sales activity involves buy/sell arrangements that effect a change in location with required repurchase of oil at a delivery point. Because the Company acts as the agent in these transactions, the buy/sell activity is recorded on a net basis and the residual transportation fee is included in Lease operating expenses in the Consolidated Statements of Operations.
Natural Gas and NGL Sales
Under the Company’s natural gas sales arrangements, the purchaser takes control of wet gas at a delivery point near the wellhead or at the inlet of the purchaser’s processing facility. The purchaser gathers and processes the wet gas and remits proceeds to the Company for the resulting natural gas and NGL sales. Based on the nature of these arrangements, the Company is the agent and the purchaser is the Company’s customer, thus, the Company recognizes natural gas and NGL sales based on the net amount of proceeds received from the purchaser.
Imbalances

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes revenue for all oil, natural gas and NGL sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil, NGL and natural gas reserves. The Company is also subject to natural gas pipeline imbalances, which are recorded as accounts receivable or payable at values consistent with contractual arrangements with the owner of the pipeline. The Company had no imbalances as of December 31, 2019 or 2018.
Contract Balances
Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.
Transaction Price Allocated to Remaining Performance Obligations
Substantially all of the Company’s product sales are short-term in nature, with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in ASC 606 which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.
Prior-Period Performance Obligations
The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Concentration of Credit Risk
Credit risk represents the actual or perceived financial loss that the Company would record if its purchasers, operators, or counterparties failed to perform pursuant to contractual terms.
The purchasers of the Company’s oil, natural gas, and natural gas liquids production consist primarily of independent marketers, major oil and natural gas companies and natural gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. In 2019, three purchasers accounted for 30%, 14% and 12%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues.  In 2018, three purchasers accounted for 27%, 11% and 10%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids revenues during 2019 and 2018. Additionally, at December 31, 2019, three purchasers accounted for 46%, 14% and 10%, respectively, of the Company’s oil, natural gas and natural gas liquids receivables.  At December 31, 2018, five purchasers accounted for 22%, 17%, 13%, 11% and 11% respectively, of the Company’s oil, natural gas, and natural gas liquids receivables. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids receivables at December 31, 2019 and 2018.
The Company holds working interests in oil and natural gas properties for which a third party serves as operator. The operator sells the oil, natural gas, and NGLs to the purchaser, collects the cash, and distributes the cash to the Company. In 2019 and 2018, no operator distributed 10% or more of the Company’s oil, natural gas and natural gas liquids revenues.
The derivative instruments of the Company are with a small number of counterparties and, from time-to-time, may represent material assets in the Consolidated Balance Sheets. At December 31, 2019, the Company had a net derivative asset position of $2.7 million. At December 31, 2018, the Company had $62.6 million of derivative contracts that were in a material asset position.
The Company regularly maintains its cash in bank deposit accounts. Balances held by the Company at its banks typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to the amounts of deposit in excess of FDIC insurance coverage.
Stock-Based Compensation

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized stock-based compensation expense associated with restricted stock units, which include both time- and performance-based awards. The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the Class A common stock, $0.001 par value per share of Earthstone (“Class A Common Stock”), on the grant date and recognized over the vesting period using the straight-line method. Stock-based compensation expense related to performance-based restricted stock units, which cliff vest, is based on a grant date Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome, and is recognized over the vesting period using the straight-line method. See Note 12. Stock-Based Compensation for further details.
Income Taxes
The Company is a U.S. company operating in Texas, as of December 31, 2019, as well as one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, the Company’s tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which its operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. The Company’s effective tax rate for financial statement purposes will continue to fluctuate from year to year as its operations are conducted in different taxing jurisdictions.
The Company records an income tax provision consistent with its status as a corporation. The Company’s corporate structure requires the filing of two separate consolidated U.S. Federal income tax returns and one Canadian income tax return resulting from Earthstone’s acquisition of Lynden Corp in May 2016 (the “Lynden Arrangement”) that includes Lynden US, Earthstone, and Lynden Corp. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss of EEH, net of the noncontrolling interest, as well as any standalone income or loss generated by each company. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.
The Company’s deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in the Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019 and 2018, the Company has recorded a valuation allowance for its deferred tax assets in the Consolidated Balance Sheets.
The Company applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. It requires that the Company recognize in the Consolidated Financial Statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. The Company’s tax positions related to its pass-through status and state income tax liability, including deductibility of expenses, have been reviewed by the Company’s management and they believe those positions would more likely than not be sustained upon examination. Accordingly, the Company has not recorded an income tax liability for uncertain tax positions at December 31, 2019 or 2018.
On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”), resulting in significant modifications to existing law. The Company’s Consolidated Financial Statements for the year ended December 31, 2017, reflect certain effects of the TCJA, which includes the federal corporate income tax rate reduction to 21%. Consistent with SEC Staff Accounting Bulletin (“SAB”) No. 118, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the TCJA, the Company provisionally recorded income tax expense of $7.8 million related to the TCJA in 2017. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury. As of December 31, 2018, the Company has finalized the accounting for the enactment of the TCJA.
Recently Issued Accounting Standards
Leases - In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). In July 2018, the FASB issued

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Together these related amendments to GAAP represent ASC Topic 842, Leases (“ASC Topic 842”).
ASU 2016-02 requires lessees to recognize lease assets and liabilities (with terms in excess of 12 months) on the balance sheet and disclose key quantitative and qualitative information about leasing arrangements. The Company completed a comprehensive assessment of existing contracts, as well as future potential contracts, to determine the impact of the new accounting guidance on its Consolidated Financial Statements and related disclosures. The evaluation process included review of contracts for drilling rigs, office facilities, compression services, field vehicles and equipment, general corporate leased equipment, and other existing arrangements to support its operations that may contain a lease component. The Company’s evaluation process did not include review of its mineral leases as they are outside the scope of ASC Topic 842.
The Company adopted this guidance on January 1, 2019, the transition date, using the simplified transition method described in ASU 2018-11 which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. Accordingly, prior period amounts in the Company’s financial statements are not adjusted and continue to be reported in accordance with historical accounting guidance.
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
The adoption of ASC Topic 842 did not have a material impact on the Consolidated Financial Statements, resulted in increases of less than 1% to each of its total assets and total liabilities on the balance sheet, and resulted in an immaterial decrease to accumulated deficit as of the beginning of 2019. See Note 19. Leases for further information.
Intangibles – Goodwill and Other – In January 2017, the FASB issued updated guidance simplifying the test for goodwill impairment. The update eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over its fair value and will be limited to the carrying value of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements.
Fair Value Measurements – In August 2018, the FASB issued an update which modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements.
Income Taxes - In December 2019, the FASB issued an update that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this update, if any, on its Consolidated Financial Statements.
Credit Losses - In June 2016, the FASB issued an update that requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. The amended standard broadens the information that an entity must consider in developing its estimate of expected credit losses, requiring an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable and supportable forecasts. The guidance is effective for interim and annual periods beginning after December 15, 2019. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements.
Note 3. Acquisitions and Divestitures
The initial accounting for acquisitions and divestitures may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
Exchange Involving Monetary Consideration

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As a result, the Company, in exchange for cash of $25.9 million and value for the assets conveyed of $37.1 million, the Company recorded $65.8 million in Oil and gas properties, as well as $2.8 million in accounts payable related known purchase price adjustments, in its Consolidated Balance Sheet as of December 31, 2018. The effective date of the Exchange was September 1, 2018.
Divestitures
During the year ended December 31, 2019, the Company sold certain of its non-operated oil and gas properties located in the Midland Basin for approximately $4.2 million in cash, resulting in a gain of approximately $3.6 million recorded in Gain on sale of oil and gas properties, net in the Consolidated Statements of Operations.
During the year ended December 31, 2018, the Company sold certain non-core properties for approximately $6.0 million in cash, while eliminating approximately $0.8 million of future abandonment obligations. The sales resulted in net gains of approximately $4.7 million recorded in Gain on sale of oil and gas properties, net in the Consolidated Statements of Operations.
In association with the Exchange, the Company received value of $37.1 million for Net oil and gas properties conveyed of $39.9 million and recognized a $2.8 million loss on sale of oil and gas properties recorded in Gain on sale of oil and gas properties, net for the year ended December 31, 2018.
Note 4. Transaction Costs
During the year ended December 31, 2019, the Company recorded transaction costs totaling approximately $1.1 million primarily due to legal fees related to the business combination (the “Bold Transaction”) pursuant to the Bold Contribution Agreement (as defined below) which closed on May 9, 2017, as described in under the “Legal” section of Note 16. Commitments and Contingencies.
On October 17, 2018, Earthstone, EEH and Sabalo Holdings, LLC (“Sabalo Holdings”) entered into a contribution agreement (the “Contribution Agreement”) which provided for the contribution by Sabalo Holdings of all its interests in Sabalo Energy, LLC (“Sabalo Energy”) and Sabalo Energy, Inc. to EEH (the “Sabalo Acquisition”). On December 21, 2018, Earthstone, EEH and Sabalo Holdings entered into a termination agreement (the “Termination Agreement”), pursuant to which the parties terminated the Contribution Agreement.
In connection with the Termination Agreement, Earthstone, EEH and Sabalo Holdings also agreed to release each other from certain claims and liabilities arising out of or related to the Contribution Agreement and the transactions contemplated thereby. All other related agreements were also terminated in conjunction with the termination of the Contribution Agreement.
During the year ended December 31, 2018, the Company recorded transaction costs totaling approximately $14.3 million including $13.4 million associated with the terminated Sabalo Acquisition, and $0.8 million of legal fees related to the Bold Transaction which closed on May 9, 2017.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Level 3 – Prices or valuations that require unobservable inputs that are both significant to the fair value measurement and unobservable. Valuation under Level 3 generally involves a significant degree of judgment from management.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended December 31, 2019.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset- current	$—	$8,860	$—	$8,860
Derivative asset- noncurrent	—	770	—	770
Total financial assets	$—	$9,630	$—	$9,630
Financial liabilities
Derivative liability - current	$—	$6,889	$—	$6,889
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$6,889	$—	$6,889
December 31, 2018
Financial assets
Derivative asset- current	$—	$43,888	$—	$43,888
Derivative asset- noncurrent	—	21,121	—	21,121
Total financial assets	$—	$65,009	$—	$65,009
Financial liabilities
Derivative liability - current	$—	$528	$—	$528
Derivative liability - noncurrent	—	1,891	—	1,891
Total financial liabilities	$—	$2,419	$—	$2,419
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the Company’s outstanding derivative contracts at December 31, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2020	Crude Oil Swap	2,928,000	$60.31
2020	Crude Oil Basis Swap (1)	366,000	$2.55
2020	Crude Oil Basis Swap (2)	2,562,000	$(1.40)
2020	Natural Gas Swap	2,562,000	$2.85
2020	Natural Gas Basis Swap (3)	2,562,000	$(1.07)
2021	Crude Oil Swap	1,095,000	$55.00
2021	Crude Oil Basis Swap (2)	1,095,000	$0.89

(1)	The basis differential price is between WTI Houston and the WTI NYMEX.

(2)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Consolidated Balance Sheets (in thousands):

		December 31, 2019			December 31, 2018
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$13,321	$(4,461)	$8,860	$48,662	$(4,774)	$43,888
Commodity contracts	Derivative liability - current	$11,350	$(4,461)	$6,889	$5,302	$(4,774)	$528
Commodity contracts	Derivative asset - noncurrent	$1,031	$(261)	$770	$23,605	$(2,484)	$21,121
Commodity contracts	Derivative liability - noncurrent	$261	$(261)	$—	$4,375	$(2,484)	$1,891

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Years Ended December 31,
	Statement of Cash Flows Location	Statement of Operations Location	2019	2018
Unrealized (loss) gain	Not presented separately	Not presented separately	$(59,849)	$76,037
Realized gain (loss)	Operating portion of net cash paid in settlement of derivative contracts	Not presented separately	15,866	(15,090)
	Total loss (gain) on derivative contracts, net	(Loss) gain on derivative contracts, net	$(43,983)	$60,947

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
Costs incurred to maintain wells and related equipment, lease and well operating costs, and other exploration costs are charged to expense as incurred. Gains and losses arising from the sale of properties are included in operating income in the Consolidated Statements of Operations.
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. Depletion

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense for oil and natural gas producing property and related equipment was $68.5 million and $47.1 million for the years ended December 31, 2019 and 2018, respectively.
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
The Company reviews its unproved properties periodically for impairment.  In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current exploration and development plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, the Company’s geologists’ evaluation of the property, and the remaining months in the lease term for the property.
The Company recorded no non-cash asset impairment charges for the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded non-cash asset impairments of $4.6 million to its unproved oil and natural gas properties resulting from certain acreage expirations related to its Eagle Ford Trend properties.
Accumulated impairments to proved and unproved oil and natural gas properties as of December 31, 2019 and 2018 were $121.1 million.
Note 8. Goodwill
Goodwill represents the excess of the purchase price of assets acquired over the fair value of those assets and is tested for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. Such test includes an assessment of qualitative and quantitative factors.
The Company did not have any non-cash impairment charges to its goodwill for the years ended December 31, 2019 or 2018.
Accumulated impairments to Goodwill as of December 31, 2019 and 2018 were $19.1 million.
Note 9. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries, and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Consolidated Statements of Operations for the year ended December 31, 2019 represents the portion of net income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2019 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the year ended December 31, 2019:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2018	28,696,321	44.7%	35,452,178	55.3%	64,148,499
EEH Units issued in connection with the vesting of restricted stock units	533,312		—		533,312
EEH Units and Class B Common Stock converted to Class A Common Stock	191,498		(191,498)		—
As of December 31, 2019	29,421,131	45.5%	35,260,680	54.5%	64,681,811
Note 10. Net Income Per Common Share

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
A reconciliation of Net income per common share is as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2019	2018
Net income attributable to Earthstone Energy, Inc.	$719	$42,325
Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.02	$1.50
Diluted	$0.02	$1.50
Weighted average common shares outstanding
Basic	28,983,354	28,153,885
Add potentially dilutive securities:
Unvested restricted stock units	—	63,889
Unvested performance units	377,531	—
Diluted weighted average common shares outstanding	29,360,885	28,217,774
The Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and Net income attributable to noncontrolling interest of $0.9 million for the year ended December 31, 2019 would be added back to Net income attributable to Earthstone Energy, Inc. for the year then ended, having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
Note 11. Common Stock
Class A Common Stock
At December 31, 2019 and 2018, there were 29,421,131 and 28,696,321 shares of Class A Common Stock issued and outstanding, respectively. During the years ended December 31, 2019 and 2018, as a result of the vesting and settlement of restricted stock units under the Earthstone Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”), Earthstone issued 736,706 and 681,585 shares of Class A Common Stock, respectively, of which 203,394 and 169,893 shares of Class A Common Stock, respectively, were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At December 31, 2019 and 2018, there were 35,260,680 and 35,452,178 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the years ended December 31, 2019 and 2018, 191,498 and 599,991 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 12. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan allows, among other things, for the grant of restricted stock units (“RSUs”). As of December 31, 2019, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 6.4 million shares.
Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. The Company determines the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting term and is net of forfeitures, as incurred. Stock-based compensation is included in General and administrative expense in the Consolidated Statements of Operations and is recorded with a corresponding increase in Additional paid-in capital within the Consolidated Balance Sheets.

The table below summarizes unvested RSU activity for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	810,995	$8.83
Granted	1,079,150	$6.04
Forfeited	(45,643)	$7.16
Vested	(736,706)	$8.06
Unvested RSUs at December 31, 2019	1,107,796	$6.69
During the year ended December 31, 2019, Earthstone granted 1,005,350 RSUs to employees and 73,800 RSUs to certain members of the Board with vesting periods ranging from 12 to 36 months. The total grant date fair value of the RSUs granted during the years ended December 31, 2019 and 2018 were $6.5 million and $4.8 million, respectively, with a weighted average grant date fair value per share of $6.04 and $8.41, respectively. The total vesting date fair value of the RSUs that vested during 2019 and 2018 was $4.2 million and $6.2 million, respectively. As of December 31, 2019, there was approximately $6.8 million of total unrecognized stock-based compensation expense related to unvested RSUs, which will be amortized over the remaining vesting periods. The weighted average remaining vesting period of the unrecognized compensation expense is 1.03 years.
For the years ended December 31, 2019 and 2018, stock-based compensation related to RSUs was $5.9 million and $6.1 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2018	252,500	$13.75
Granted	669,550	$9.30
Forfeited	(86,425)	$10.59
Unvested PSUs at December 31, 2019	835,625	$10.51

On January 28, 2019, the Board of Directors of Earthstone (the “Board”) granted 669,550 PSUs to certain executive officers pursuant to the 2014 Plan. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 1, 2019 and ending on January 31, 2022 (the “Performance Period”) of performance criteria established by the Board.
The number of shares of Class A Common Stock that may be issued will be determined by multiplying the number of PSUs granted by the Relative Total Shareholder Return (“TSR”) Percentage (0% to 200%).  The “Relative TSR Percentage” is the percentage, if any, achieved by attainment of a certain predetermined range of targets for the Performance Period.
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
As of December 31, 2019, there was $5.1 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 0.97 years.
For the years ended December 31, 2019 and 2018, stock-based compensation related to the PSUs was approximately $2.7 million and $1.0 million, respectively.
Note 13. Long-Term Debt

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Agreement
On November 21, 2019, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“EEH” or the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement (as defined below), which was terminated on November 21, 2019.

Concurrently with the effectiveness of the Credit Agreement, the Company terminated that certain credit agreement, dated as of May 9, 2017 (the “Prior Credit Agreement”), by and among the Borrower, Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC (“Bold”), Bold Operating, LLC the guarantors party thereto, the lenders party thereto, and BOKF, as administrative agent. In connection with the termination of the Prior Credit Agreement, $1.2 million of remaining unamortized deferred financing costs were expensed and included in Write-off of deferred financing costs in the Consolidated Statements of Operations.

The initial borrowing base of the credit facility under the Credit Agreement is $325.0 million, and is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 1.75% to 2.75% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 0.75%to 1.75%, depending on the amount borrowed under the credit facility. Principal amounts outstanding under the credit facility are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the credit facility, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, EEH’s ability to incur additional indebtedness, create liens on assets, make investments, pay dividends and distributions or repurchase its limited liability interests, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

In addition, the Credit Agreement requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and for the four preceding quarters a consolidated leverage ratio of not greater than 4.0 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for such fiscal quarter. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income and (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business.

The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. At December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

As of December 31, 2019, the Company had a $325.0 million borrowing base under the Credit Agreement, of which $170.0 million was outstanding, bearing annual interest of 3.860%, resulting in an additional $155.0 million of borrowing base availability under the Credit Agreement. At December 31, 2018, there were $78.8 million of borrowings outstanding under the Prior Credit Agreement.
For the year ended December 31, 2019, the Company had borrowings of $234.7 million and $143.5 million in repayments of borrowings.
For the years ended December 31, 2019 and 2018, interest on all outstanding debt averaged 4.42% and 4.16% per annum, respectively, which excluded commitment fees of $0.7 million and $0.8 million for each period ended, respectively, and amortization of deferred financing costs of $0.4 million and $0.3 million for each period ended, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company capitalized $1.6 million and $0.5 million, respectively, of costs associated with the credit agreements for the years ended December 31, 2019 and 2018. These capitalized costs are included in Other noncurrent assets in the Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.
Note 14. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and natural gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Beginning asset retirement obligations	$2,229	$2,354
Liabilities acquired (1)	—	298
Liabilities incurred	105	102
Property dispositions (1)	(10)	(766)
Liabilities settled	(374)	(79)
Accretion expense	214	169
Revision of estimates	—	151
Ending asset retirement obligations	$2,164	$2,229

(1)	See Note 3. Acquisitions and Divestitures for additional information on the Company’s acquisition and property disposition activities.
Note 15. Related Party Transactions
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Flatonia Energy, LLC (“Flatonia”), which owns approximately 7% of the outstanding Class A Common Stock and approximately 3.2% of the combined voting power of the Company’s outstanding Class A and Class B Common Stock as of December 31, 2019, is a party to a joint operating agreement (the “Operating Agreement”) with the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend of south Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $15.3 million and $12.4 million, and received payments from Flatonia of $6.4 million and $6.1 million, respectively, for the years ended December 31, 2019 and 2018. At December 31, 2019 and 2018, amounts receivable due from Flatonia in connection with the Operating Agreement were $0.6 million and $0.8 million, respectively. Payables related to revenues outstanding and due to Flatonia as of December 31, 2019 and 2018 were $1.1 million and $1.6 million, respectively.
Earthstone’s majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which the Company interacts in the normal course of business. On October 31, 2019, the Company sold certain of its interests in oil and natural gas leases and wells located in Martin County, Texas in an arm’s length transaction to a portfolio company of Earthstone’s majority shareholder (not under common control) for cash consideration of approximately $3.6 million. In connection with Olenik v. Lodzinski et al. (described below), Earthstone’s majority shareholder was also named in the lawsuit. The Company is currently in negotiations with its insurance carrier around an allocation of litigation costs above its deductible for all the parties named in the lawsuit. Once the allocation is agreed upon, cost will be assigned to each party affected. As of December 31, 2019, the Company has not recorded a receivable for prospective insurance settlement proceeds. Charges associated with this legal action are included in Transaction costs in the Consolidated Statements of Operations. Any proceeds received from the Company’s insurance carrier will be recorded as a reduction of Transactions costs in the period received.
Note 16. Commitments and Contingencies
Contractual Commitments
Future minimum contractual commitments as of December 31, 2019 under non-cancelable agreements having initial or remaining terms in excess of one year are as follows:

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2020	2021	2022	2023	2024	Thereafter
Gas contract	$1,647	$680	$—	$—	$—	$—
Office leases	632	791	696	596	605	152
Automobile leases	219	84	5	—	—	—
Total	$2,498	$1,555	$701	$596	$605	$152
The Company has a non-cancelable fixed cost agreement of $1.6 million per year through May 2021 to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing related to certain Eagle Ford assets in south Texas. As the operator of the properties dedicated to this contract, the gross amount of obligation is provided; however, the Company’s net share is approximately 31%.
Additionally, the Company leases corporate office space in The Woodlands, Texas and Midland, Texas. Rent expense was approximately $0.8 million and $0.9 million, for the years ended December 31, 2019 and 2018, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of December 31, 2019 are shown in the table above.
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
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the Bold Transaction to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff’s and Defendants’ counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Note 17. Income Taxes
On December 22, 2017, President Trump signed into law the TCJA that significantly changed the federal income taxation of business entities. The TCJA, among other things, reduced the corporate income tax rate to 21%, partially limited the deductibility of business interest expense and net operating losses, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxed offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of certain capital expenditures instead of deductions for depreciation expense over time. As of December 31, 2018, the Company had finalized the accounting for the enactment of the TCJA.
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
The following table shows the components of the Company’s income tax provision for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(95)	(1,398)
State	(1,570)	(1,072)
Total deferred	(1,665)	(2,470)
Total income tax (expense) benefit	$(1,665)	$(2,470)

Effective Tax Rate
A reconciliation of the effective tax rate to the statutory rate for the years ended December 31, 2019 and 2018 is as follows (in thousands, except percentages):

	Years Ended December 31,
	2019			2018
	U.S.	Canada	Total	U.S.	Canada	Total
Net income (loss) before income taxes	$3,245	$—	$3,245	$97,683	$—	$97,683
Statutory rate	21%	27%		21%	27%
Tax expense computed at statutory rate	681	—	681	20,513	—	20,513
Noncontrolling interest	(374)	—	(374)	(11,475)	—	(11,475)
Non-deductible general and administrative expenses	230	—	230	94	—	94
State return to accrual	286	—	286	—	—	—
Refundable tax credits	—	—	—	(505)	—	(505)
State income taxes, net of Federal benefit	1,285	—	1,285	1,208	—	1,208
Valuation allowance	(443)	—	(443)	(7,393)	—	(7,393)
State rate change	—	—	—	28	—	28
Total income tax expense	$1,665	$—	$1,665	$2,470	$—	$2,470
Effective tax rate	51.3%	—%	51.3%	2.5%	—%	2.5%

During the year ended December 31, 2019, the Company recorded total income tax expense of $1.7 million which included (1) deferred income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.4 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $1.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2019.
During the year ended December 31, 2018, the Company recorded total income tax expense of $2.5 million which included (1) deferred income tax expense for Lynden US of $1.9 million as a result of its share of the distributable income from EEH, offset

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting.  Significant components of the deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred noncurrent income tax assets (liabilities):
Oil & gas properties	$20,633	$11,164
Basis difference in subsidiary obligation	(2,211)	(2,211)
Investment in Partnerships	(31,722)	(18,517)
Federal net operating loss carryforward	14,597	12,940
Net deferred noncurrent tax assets	1,297	3,376
Valuation allowance	(16,451)	(16,865)
Net deferred tax liability	$(15,154)	$(13,489)

As of December 31, 2019, the Company had a valuation allowance recorded against its deferred tax assets of $16.5 million which is in excess of its net deferred noncurrent tax assets of $1.3 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal corporate income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2019, the deferred tax assets and liabilities related to the two U.S. Federal corporate income tax returns, one Canadian income tax return and one related to the Texas Margin Tax are a $12.7 million deferred tax asset, a $9.7 million deferred tax liability, a $3.8 million deferred tax asset and a $5.5 million deferred tax liability, respectively, before considering the valuation allowance of $16.5 million.
As of December 31, 2018, the Company had a valuation allowance recorded against its deferred tax assets of $16.9 million which is in excess of its Net deferred noncurrent tax assets of $3.4 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2018, the deferred tax assets and liabilities related to the two U.S. Federal income tax returns, one Canadian income tax and one related to the Texas Margin Tax were a $13.1 million deferred tax asset, a $9.6 million deferred tax liability, a $3.8 million deferred tax asset and a $3.9 million deferred tax liability, respectively, before considering the valuation allowance of $16.9 million.
As of December 31, 2019, the Company had estimated U.S. net operating loss carryforwards of $56.5 million, the first expiring in 2034 and the last in 2039, and estimated Canadian net operating loss carryforwards of $10.0 million, the first expiring in 2024 and the last in 2037. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an ownership change for the purposes of Section 382 (“Sec 382”) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has an additional estimated U.S. net operating loss carryforward of $28.2 million limited by Sec 382 resulting from the Lynden Arrangement. The Company continues to evaluate the impact, if any, of potential Sec 382 limitations.
The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. Generally, the Company’s income tax years 2013 through 2018 remain open and subject to examination by the Internal Revenue Service or state tax jurisdictions where it conducts operations. In certain jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination.
Uncertain Tax Positions
FASB ASC Topic 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2019, the Company had no material uncertain tax positions. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position.
The Company files two Federal income tax returns, one Canadian income tax return and various combined and separate filings in several state and local jurisdictions. The Company’s practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statement of Operations. As of December 31, 2019, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities.
Note 18. Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees, which was initiated in April 2017. Eligible employees may make contributions to the 401(k) Plan by electing to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of 100% of employee contributions, not to exceed six percent of the employee’s annual eligible compensation. The Company’s matching contributions vest immediately. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2019 and 2018 were $0.5 million and $0.5 million, respectively.
Note 19. Leases
The Company’s operating lease activities consist of leases for office space. The Company’s finance lease activities consist of leases for vehicles. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms generally ranging from one to three years. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. None of the lease agreements include variable lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. See discussion of the January 1, 2019 implementation impact at Note 2. Summary of Significant Accounting Policies.
Supplemental balance sheet information as of December 31, 2019 for the Company’s leases is as follows (in thousands):

Leases	Balance Sheet Location
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$3,108
Finance	Office and other equipment, net of accumulated depreciation and amortization	614
Total lease assets		$3,722

Liabilities
Current:
Operating	Operating lease liabilities	$570
Finance	Finance lease liabilities	206
Noncurrent:
Operating	Operating lease liabilities	2,539
Finance	Finance lease liabilities	85
Total lease liabilities		$3,400

*The difference between assets and liabilities includes a $0.1 million adjustment to NCI and a $0.07 million adjustment to accumulated deficit, both at the beginning of the period as part of the ASC 842 implementation adjustment.
Operating lease expenses for the year ended December 31, 2019 were $0.8 million and are included in General and administrative expense in the Consolidated Statements of Operations. Finance lease expenses for the year ended December 31, 2019 were $0.3 million and are included in depreciation, depletion and amortization expense and interest expense, net in the Consolidated Statements of Operations. Additionally, the Company capitalized as part of oil and gas properties $11.4 million of short-term lease costs related to drilling rig contracts during the year ended December 31, 2019. All of the Company’s drilling rig contracts have enforceable terms of less than one year.

Minimum contractual obligations for the Company’s leases (undiscounted) as of December 31, 2019 were as follows (in thousands):

	Operating	Finance
2020	$632	$219
2021	791	84
2022	696	5
2023	596	—
2024	605	—
Thereafter	152	—
Total lease payments	$3,472	$308
Less imputed interest	(363)	(17)
Total lease liability	$3,109	$291

Cash payments for the Company’s operating and finance leases for the year ended December 31, 2019 were $0.8 million and $0.4 million, respectively. For the year ended December 31, 2019, there were $3.2 million of right-of-use assets obtained in exchange for lease obligations for operating leases. The amounts related to the Company’s finance leases were not material to the consolidated financial statements.
As of December 31, 2019, the weighted average remaining lease terms of the Company’s operating and finance leases were 4.8 years and 1.4 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2019 for the Company’s operating and finance leases were 4.35% and 6.75%, respectively. The discount rate used for operating leases is based on the Company’s incremental borrowing rate. The discount rate used for finance leases is based on the rates implicit in the leases.
As of December 31, 2018, minimum future contractual payments for long-term leases under ASC 840 were as follows (in thousands):

	Operating	Finance
2019	$723	$419
2020	—	223
2021	—	77
2022	—	—
2023	—	—
Thereafter	—	—
Total lease payments	$723	$719

Note 20. Supplemental Information On Oil And Gas Exploration And Production Activities (Unaudited)
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
The Company’s oil and natural gas activities for 2019 and 2018 were entirely within the United States of America. Costs incurred in oil and natural gas producing activities were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Acquisition cost (1):
Proved	$(141)	$41,569
Unproved	(125)	31,268
Exploration costs:
Abandonment costs	653	—
Geological and geophysical	—	630
Development costs	210,520	153,161
Total additions	$210,907	$226,628

(1)	Acquisition costs incurred during 2019 consisted primarily of purchase price adjustments related to 2018 acquisitions and during 2018 consisted primarily of an acreage trade in the Midland Basin.
During the years ended December 31, 2019 and 2018, additions to oil and natural gas properties of $0.1 million and $0.3 million, respectively, were recorded for estimated costs of future abandonment related to new wells drilled or acquired.
During the years ended December 31, 2019 and 2018, the Company had no capitalized exploratory well costs, nor costs related to share-based compensation, general corporate overhead or similar activities.
Capitalized Costs
Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties producing activities, all of which are conducted within the continental United States as of December 31, 2019 and 2018, are summarized below (in thousands):

	December 31,
	2019	2018
Oil and gas properties, successful efforts method:
Proved properties	$1,046,208	$830,843
Accumulated impairment to proved properties	(75,400)	(75,400)
Proved properties, net of accumulated impairments	970,808	755,443
Unproved properties	305,961	311,828
Accumulated impairment to Unproved properties	(45,690)	(45,688)
Unproved properties, net of accumulated impairments	260,271	266,140
Land	5,382	5,382
Total oil and gas properties, net of accumulated impairments	1,236,461	1,026,965
Accumulated depreciation, depletion and amortization	(195,567)	(127,256)
Net oil and gas properties	$1,040,894	$899,709
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

The proved reserves estimates shown herein for the years ended December 31, 2019 and 2018 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
The reserve information in these Consolidated Financial Statements represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the Company’s control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. As a result, estimates by different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the Company’s proved reserves will decline as reserves are produced.
The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil prices as of December 31, 2019 and 2018 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate (“WTI”) spot prices which equates to $55.69 per barrel and $65.56 per barrel, respectively. The natural gas prices as of December 31, 2019 and 2018 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $2.58 per MMBtu and $3.10 per MMBtu, respectively. Natural gas liquids are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics. The natural gas liquids prices used to value reserves as of December 31, 2019 and 2018 averaged $16.17 per barrel and $28.81 per barrel, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquids reserves as of December 31, 2019 being valued using prices of $52.60 per barrel, $0.91 per MMBtu and $16.17 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.
A summary of the Company’s changes in quantities of proved oil, natural gas and NGLs reserves for the years ended December 31, 2019 and 2018 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Balance - December 31, 2017	47,327	91,088	17,468	79,976
Extensions and discoveries	10,148	17,673	3,116	16,209
Sales of minerals in place	(2,651)	(14,300)	(1,562)	(6,596)
Purchases of minerals in place	3,532	9,890	1,629	6,810
Production	(2,370)	(3,610)	(655)	(3,627)
Revision to previous estimates	3,048	12,476	947	6,075
Balance - December 31, 2018	59,034	113,217	20,943	98,847
Extensions and discoveries	3,598	4,476	721	5,065
Sales of minerals in place	(31)	(4)	(1)	(32)
Production	(3,086)	(4,760)	(1,022)	(4,902)
Revision to previous estimates	(6,865)	(4,939)	3,047	(4,642)
Balance - December 31, 2019	52,650	107,990	23,688	94,336
Proved developed reserves:
December 31, 2017	11,949	23,336	4,123	19,961
December 31, 2018	14,325	26,110	4,969	23,646
December 31, 2019	18,220	35,120	7,447	31,521
Proved undeveloped reserves:
December 31, 2017	35,378	67,752	13,345	60,015
December 31, 2018	44,709	87,107	15,974	75,201
December 31, 2019	34,430	72,870	16,241	62,815

The table below presents the quantities of proved oil, natural gas and NGLs reserves attributable to noncontrolling interests as of December 31, 2019 and 2018:

As of December 31, 2019	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	9,933	19,146	4,060	17,183
Proved undeveloped	18,769	39,724	8,853	34,243
Total proved	28,702	58,870	12,913	51,426

As of December 31, 2018	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	7,917	14,430	2,746	13,068
Proved undeveloped	24,709	48,140	8,828	41,560
Total proved	32,626	62,570	11,574	54,628

Notable changes in proved reserves for the year ended December 31, 2019 included the following:

•	Extensions and discoveries. In 2019, total extensions and discoveries of 5.1 MMBOE was the result of successful drilling results and well performance primarily related to the Midland Basin.

•
Sales of minerals in place. Sales of minerals in place totaled 32.0 MBOE during 2019, resulting from the disposition of certain non-operated properties in the Midland Basin. See Note 3. Acquisitions and Divestitures.

•	Revision to previous estimates. In 2019, the downward revisions of prior reserves of 4.6 MMBOE were primarily due to reduced commodity prices.
Notable changes in proved reserves for the year ended December 31, 2018 included the following:

•	Extensions and discoveries. In 2018, total extensions and discoveries of 16.2 MMBOE was a result of successful drilling results and well performance primarily related to the Midland Basin.

•
Sales of minerals in place. Sales of minerals in place totaled 6.6 MMBOE during 2018, which consisted of 4.7 MMBOE resulting from the disposition of non-operated properties in the Midland Basin as part of an acreage trade and 1.9 MMBOE related to the disposition of non-operated Eagle Ford properties, both further described in Note 3. Acquisitions and Divestitures.

•
Purchases of minerals in place. In 2018, total purchases of minerals in place of 6.8 MMBOE were primarily attributable to developed non-producing wells and undeveloped acreage acquired in the Midland Basin as part of an acreage trade, as further described in Note 3. Acquisitions and Divestitures.

•
Revision to previous estimates. In 2018, the upward revisions of prior reserves of 6.1 MMBOE consisted of improved PUD reserves of 5.8 MMBOE with improved proved developed reserves of 0.3 MMBOE. PUD revisions are a result of the Company’s successful drilling efforts in the Midland Basin as well as improved commodity prices.

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

Changes in PUD reserves for the years ended December 31, 2019 and 2018 were as follows (in MBOE):

Proved undeveloped reserves at December 31, 2017 (1)	60,015
Conversions to developed	(4,419)
Extensions and discoveries	13,734
Sales of minerals in place	(4,702)
Purchases of minerals in place	4,735
Revision to previous estimates	5,838
Proved undeveloped reserves at December 31, 2018 (2)	75,201
Conversions to developed	(10,254)
Extensions and discoveries	1,230
Revision to previous estimates	(3,362)
Proved undeveloped reserves at December 31, 2019 (3)	62,815

(1)	Includes 34,029 MBOE attributable to noncontrolling interests.

(2)	Includes 41,560 MBOE attributable to noncontrolling interests.

(3)	Includes 34,243 MBOE attributable to noncontrolling interests.
2019 Changes in Proved Undeveloped Reserves
Conversions to developed. In the Company’s year-end 2018 plan to develop its PUDs within five years, the Company estimated that $103.8 million of capital would be expended in 2019 for the conversion of 30 gross / 12.3 net PUDs to add 9.9 MMBOE, which was consistent with the $111.5 million actually spent to convert 32 gross / 13.4 net PUDs adding 10.3 MMBOE to developed.
Extensions and discoveries. Additionally, 1.2 MMBOE were added as extensions and discoveries due to successful drilling results on the Company’s acreage positions because of the wells it drilled. The increase was also supported by successful drilling results by other operators directly offsetting and in close proximity to the Company’s acreage.
Revision to previous estimates. Revisions of 3.4 MMBOE were primarily due to reduced commodity prices.
2018 Changes in Proved Undeveloped Reserves
Conversions to developed. In the Company’s year-end 2017 plan to develop its PUDs within five years, the Company estimated that $41.5 million of capital would be expended in 2018 for the conversion of 14 gross / 6.2 net PUDs to add 4.3 MMBOE, which was consistent with the $55.4 million actually spent to convert 11 gross / 6.8 net PUDs adding 4.4 MMBOE to developed.
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
Sales of minerals in place.  Sales of minerals in place totaled 4.7 MMBOE during 2018, which consisted of 3.7 MMBOE resulting from the disposition of non-operated properties in the Midland Basin as part of an acreage trade and 1.0 MMBOE related to the disposition of non-operated Eagle Ford properties, both further described in Note 3. Acquisitions and Divestitures.
Purchases of minerals in place. In 2018, purchases of minerals in place of 4.7 MMBOE were attributable to developed non-producing wells and undeveloped acreage acquired in the Midland Basin as part of an acreage trade, as further described in Note 3. Acquisitions and Divestitures.
Revision to previous estimates. Revisions of 5.8 MMBOE were primarily due to the Company’s successful drilling efforts in the Midland Basin as well as improved commodity prices.
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
At December 31, 2019 and 2018, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Prices used to estimate reserves are included in Oil and Natural Gas Reserves above. Future production costs include per-well overhead expenses allowed under joint operating agreements, abandonment costs (net of salvage value), and a non-cancelable fixed cost agreement to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.
The Standardized Measure is as follows (in thousands):

	December 31,
	2019	2018
Future cash inflows	$3,250,868	$4,479,757
Future production costs	(1,027,464)	(1,013,131)
Future development costs	(628,692)	(963,536)
Future income tax expense	(58,824)	(90,570)
Future net cash flows	1,535,888	2,412,520
10% annual discount for estimated timing of cash flows	(746,311)	(1,453,068)
Standardized measure of discounted future net cash flows (1)	$789,577	$959,452

(1)	At December 31, 2019 and 2018, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $430.4 million and $530.2 million, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two-year period ended December 31, 2019 (in thousands):

	December 31,
	2019	2018
Beginning of year	$959,452	$592,700
Sales of oil and gas produced, net of production costs	(150,708)	(136,143)
Sales of minerals in place	(458)	(41,320)
Net changes in prices and production costs	(565,240)	319,486
Extensions, discoveries, and improved recoveries	127,182	185,540
Changes in income taxes, net	12,697	(43,108)
Previously estimated development costs incurred during the period	210,520	153,161
Net changes in future development costs	118,348	(316,765)
Purchases of minerals in place	—	57,013
Revisions of previous quantity estimates	(35,588)	144,356
Accretion of discount	107,432	51,222
Changes in timing of estimated cash flows and other	5,940	(6,690)
End of year (1)	$789,577	$959,452

(1)	At December 31, 2019 and 2018, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $430.4 million and $530.2 million, respectively.

