Form 10-Q
period 2020-03-31
EARTHSTONE ENERGY INC
filed 2020-05-06
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, 29,852,958 shares of Class A Common Stock, $0.001 par value per share, and 35,060,687 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash	$5,101	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	10,845	29,047
Joint interest billings and other, net of allowance of $80 and $83 at March 31, 2020 and December 31, 2019, respectively	11,094	6,672
Derivative asset	72,017	8,860
Prepaid expenses and other current assets	1,597	1,867
Total current assets	100,654	60,268

Oil and gas properties, successful efforts method:
Proved properties	991,209	970,808
Unproved properties	238,477	260,271
Land	5,382	5,382
Total oil and gas properties	1,235,068	1,236,461

Accumulated depreciation, depletion and amortization	(219,823)	(195,567)
Net oil and gas properties	1,015,245	1,040,894

Other noncurrent assets:
Goodwill	—	17,620
Office and other equipment, net of accumulated depreciation and amortization of $3,307 and $3,180 at March 31, 2020 and December 31, 2019, respectively	1,271	1,311
Derivative asset	20,769	770
Operating lease right-of-use assets	3,092	3,108
Other noncurrent assets	1,490	1,572
TOTAL ASSETS	$1,142,521	$1,125,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,010	$25,284
Revenues and royalties payable	41,455	35,815
Accrued expenses	25,495	19,538
Asset retirement obligation	308	308
Derivative liability	—	6,889
Advances	2,690	11,505
Operating lease liabilities	759	570
Finance lease liabilities	153	206
Other current liabilities	14	43
Total current liabilities	94,884	100,158

Noncurrent liabilities:
Long-term debt	152,000	170,000
Deferred tax liability	16,246	15,154
Asset retirement obligation	1,911	1,856

Operating lease liabilities	2,333	2,539
Finance lease liabilities	62	85
Other noncurrent liabilities	139	—
Total noncurrent liabilities	172,691	189,634

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,852,958 and 29,421,131 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	30	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,060,687 and 35,260,680 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	35	35
Additional paid-in capital	532,623	527,246
Accumulated deficit	(165,003)	(181,711)
Total Earthstone Energy, Inc. equity	367,685	345,599
Noncontrolling interest	507,261	490,152
Total equity	874,946	835,751

TOTAL LIABILITIES AND EQUITY	$1,142,521	$1,125,543
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES
Oil	$41,012	$35,447
Natural gas	1,086	1,094
Natural gas liquids	3,040	4,187
Total revenues	45,138	40,728

OPERATING COSTS AND EXPENSES
Lease operating expense	9,339	6,061
Production and ad valorem taxes	3,023	2,594
Depreciation, depletion and amortization	24,656	14,005
Impairment expense	60,371	—
General and administrative expense	7,132	7,075
Transaction costs	844	370
Accretion of asset retirement obligation	44	54
Exploration expense	301	—
Total operating costs and expenses	105,710	30,159

Gain (loss) on sale of oil and gas properties	204	(125)

(Loss) income from operations	(60,368)	10,444

OTHER INCOME (EXPENSE)
Interest expense, net	(1,736)	(1,449)
Gain (loss) on derivative contracts, net	99,784	(47,894)
Other income (expense), net	126	(4)
Total other income (expense)	98,174	(49,347)

Income (loss) before income taxes	37,806	(38,903)
Income tax (expense) benefit	(1,092)	460
Net income (loss)	36,714	(38,443)

Less: Net income (loss) attributable to noncontrolling interest	20,006	(21,239)

Net income (loss) attributable to Earthstone Energy, Inc.	$16,708	$(17,204)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.57	$(0.60)
Diluted	$0.57	$(0.60)

Weighted average common shares outstanding:
Basic	29,497,428	28,719,542
Diluted	29,497,428	28,719,542

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212		2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$36,714	$(38,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,656	14,005
Impairment of proved and unproved oil and gas properties	42,751	—
Impairment of goodwill	17,620	—
Accretion of asset retirement obligations	44	54
Settlement of asset retirement obligations	—	(62)
(Gain) loss on sale of oil and gas properties	(204)	125
Total (gain) loss on derivative contracts, net	(99,784)	47,894
Operating portion of net cash received in settlement of derivative contracts	9,739	5,362
Stock-based compensation	2,694	2,212
Deferred income taxes	1,092	(460)
Amortization of deferred financing costs	80	103
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,780	(6,811)
(Increase) decrease in prepaid expenses and other current assets	(312)	(2,236)
Increase (decrease) in accounts payable and accrued expenses	2,846	(7,427)
Increase (decrease) in revenues and royalties payable	5,640	(5,383)
Increase (decrease) in advances	(8,814)	(1,882)
Net cash provided by operating activities	48,542	7,051
Cash flows from investing activities:
Additions to oil and gas properties	(39,299)	(48,412)
Additions to office and other equipment	(87)	(75)
Proceeds from sales of oil and gas properties	409	—
Net cash used in investing activities	(38,977)	(48,487)
Cash flows from financing activities:
Proceeds from borrowings	17,500	85,244
Repayments of borrowings	(35,500)	(43,247)
Cash paid related to the exchange and cancellation of Class A Common Stock	(214)	(397)
Cash paid for finance leases	(72)	(114)
Net cash (used in) provided by financing activities	(18,286)	41,486
Net increase (decrease) in cash	(8,721)	50
Cash at beginning of period	13,822	376
Cash at end of period	$5,101	$426
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,676	$1,255
Non-cash investing and financing activities:
Accrued capital expenditures	$31,011	$17,040
Lease asset additions - ASC 842	$—	$1,801
Asset retirement obligations	$21	$21
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
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2019 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2019 is derived from the audited Consolidated Financial Statements at that date.
Certain prior period amounts have been reclassified to conform to current period presentation within the Condensed Consolidated Financial Statements. Prior period ad valorem taxes which were previously included in Lease operating expenses within the Operating Costs and Expenses section of the Condensed Consolidated Statements of Operations have been reclassified from Lease operating expenses and combined with the previously presented Severance taxes line-item and the combined total presented as Production and ad valorem taxes, also within Operating Costs and Expenses, in order to conform to current period presentation. Additionally, prior period legal expenses related to a previously completed transaction and previously included in General and administrative expense within Operating Costs and Expenses have been reclassified to Transaction costs, also within Operating Costs and Expenses, to conform to current period presentation. These reclassifications had no effect on Income from operations or any other subtotal in the Condensed Consolidated Statements of Operations.
Recently Issued Accounting Standards
Intangibles – Goodwill and Other – In January 2017, the Financial Accounting Standards Board ("FASB") issued updated guidance simplifying the test for goodwill impairment. The update eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over its fair value and will be limited to the carrying value of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the update effective January 1, 2020. See further discussion of goodwill in Note 15. Goodwill.
Fair Value Measurements – In August 2018, the FASB issued an Accounting Standards Update ("ASU") which modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted the update effective January 1, 2020 and the impact was not material to the Condensed Consolidated Financial Statements.
Credit Losses - In June 2016, the FASB issued an update that requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. The amended standard broadens the information that an entity must consider in developing its estimate of expected credit losses, requiring an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable and supportable forecasts. The guidance is effective for interim and

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

annual periods beginning after December 15, 2019. The Company adopted the update effective January 1, 2020 and the impact was not material to the Condensed Consolidated Financial Statements.
Income Taxes - In December 2019, the FASB issued an update that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company is in the process of evaluating the impact of this update, if any, on its Condensed Consolidated Financial Statements.
Note 2. Fair Value Measurements
FASB Accounting Standards Codification ("ASC") Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2020.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$72,017	$—	$72,017
Derivative asset - noncurrent	—	20,769	—	20,769
Total financial assets	$—	$92,786	$—	$92,786

Financial liabilities
Derivative liability - current	$—	$—	$—	$—
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$—	$—	$—

December 31, 2019
Financial assets
Derivative asset - current	$—	$8,860	$—	$8,860
Derivative asset - noncurrent		770		770
Total financial assets	$—	$9,630	$—	$9,630

Financial liabilities
Derivative liability - current	$—	$6,889	$—	$6,889
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$6,889	$—	$6,889

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended March 31, 2020. See further discussion at Note 4. Asset Impairments.
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
The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2020:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2020	Crude Oil	2,199,000	$57.00
Q1 - Q4 2021	Crude Oil	1,460,000	$55.16
Q2 - Q4 2020	Crude Oil Basis Swap(1)	1,925,000	$(1.40)
Q2 - Q4 2020	Crude Oil Basis Swap(2)	275,000	$2.55
Q1 - Q4 2021	Crude Oil Basis Swap(1)	1,825,000	$1.05
Q2 - Q4 2020	Natural Gas	1,925,000	$2.85
Q2 - Q4 2020	Natural Gas Basis Swap(3)	1,925,000	$(1.07)

(1)	The basis differential price is between WTI Midland Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Houston and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2020			December 31, 2019
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$73,846	$(1,829)	$72,017	$13,321	$(4,461)	$8,860
Commodity contracts	Derivative liability - current	$1,829	$(1,829)	$—	$11,350	$(4,461)	$6,889
Commodity contracts	Derivative asset - noncurrent	$20,769	$—	$20,769	$1,031	$(261)	$770
Commodity contracts	Derivative liability - noncurrent	$—	$—	$—	$261	$(261)	$—
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended March 31,
	Statement of Cash Flows Location	Statement of Operations Location	2020	2019
Unrealized gain (loss)	Not separately presented	Not separately presented	$90,045	$(53,256)
Realized gain	Operating portion of net cash received in settlement of derivative contracts	Not separately presented	9,739	5,362
	Total gain (loss) on derivative contracts, net	Gain (loss) on derivative contracts, net	$99,784	$(47,894)

Note 4. Asset Impairments
The Company had the following non-cash asset impairment charges for the three months ended March 31, 2020 (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ended March 31, 2020
Proved property	$25,252
Unproved property	17,499
Goodwill	17,620
Impairment expense	$60,371
See further discussion of non-cash asset impairment charges to Proved property and Unproved property in Note 5. Oil and Natural Gas Properties and non-cash asset impairment charges to Goodwill in Note 15. Goodwill.
The Company did not record any impairments during the three months ended March 31, 2019.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2020 and 2019, depletion expense for oil and gas producing property and related equipment was $24.5 million and $13.8 million, respectively.
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
Impairments to Oil and Natural Gas Properties
During the three months ended March 31, 2020, as a result of the recent decline in crude oil price futures, the Company recorded non-cash impairment charges of $25.3 million and $11.3 million to its proved and unproved oil and natural gas properties, respectively, located in the Eagle Ford Trend. As a result of certain acreage expirations, the Company recorded non-cash impairment charges of $6.2 million during the three months ended March 31, 2020.
The Company did not record any impairments to its oil and natural gas properties for the three months ended March 31, 2019.
Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties as of March 31, 2020 and December 31, 2019, are summarized below (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Proved properties	$1,091,861	$1,046,208
Accumulated impairment to proved properties	(100,652)	(75,400)
Proved properties, net of accumulated impairments	991,209	970,808
Unproved properties	301,666	305,961
Accumulated impairment to Unproved properties	(63,189)	(45,690)
Unproved properties, net of accumulated impairments	238,477	260,271
Land	5,382	5,382
Total oil and gas properties, net of accumulated impairments	1,235,068	1,236,461
Accumulated depreciation, depletion and amortization	(219,823)	(195,567)
Net oil and gas properties	$1,015,245	$1,040,894
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 represents the portion of net income (loss) attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the three months ended March 31, 2020:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2019	29,421,131	45.5%	35,260,680	54.5%	64,681,811
EEH Units and Class B Common Stock converted to Class A Common Stock	199,993		(199,993)		—
EEH Units issued in connection with the vesting of restricted stock units	231,834		—		231,834
As of March 31, 2020	29,852,958	46.0%	35,060,687	54.0%	64,913,645

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income (loss) attributable to Earthstone Energy, Inc.	$16,708	$(17,204)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.57	$(0.60)
Diluted	$0.57	$(0.60)

Weighted average common shares outstanding
Basic	29,497,428	28,719,542
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—
Unvested performance units (1)	—	—
Diluted weighted average common shares outstanding	29,497,428	28,719,542

(1)For the three months ended March 31, 2020, the Company had no dilutive effect related to unvested restricted stock units or performance units as, under the treasury stock method, the proceeds from the average unrecognized expense for both during the period were in excess of the weighted average outstanding fair value for the unvested shares for the same period.
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income (loss) attributable to noncontrolling interest of $20.0 million for the three months ended March 31, 2020 would be added back to Net income (loss) attributable to Earthstone Energy, Inc. for the period then ended, having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At March 31, 2020 and December 31, 2019, there were 29,852,958 and 29,421,131 shares of Class A Common Stock issued and outstanding, respectively. During the three months ended March 31, 2020, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”), Earthstone issued 307,529 shares of Class A Common Stock, of which 75,695 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three months ended March 31, 2019, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 225,401 shares of Class A Common Stock, of which 59,261 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At March 31, 2020 and December 31, 2019, there were 35,060,687 and 35,260,680 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three months ended March 31, 2020, 199,993 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. No shares were converted during the three months ended March 31, 2019.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of March 31, 2020, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 6.4 million shares.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The table below summarizes RSU award activity for the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	1,107,796	$6.60
Granted	568,900	$5.15
Vested	(307,529)	$6.79
Unvested RSUs at March 31, 2020	1,369,167	$5.95

As of March 31, 2020, there was $8.0 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.04 years.
For the three months ended March 31, 2020, Stock-based compensation related to RSUs was $1.7 million. For the three months ended March 31, 2019, Stock-based compensation related to RSUs was $1.6 million.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the three months ended March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	835,625	$10.51
Granted	1,043,800	$5.36
Unvested PSUs at March 31, 2020	1,879,425	$7.65

On January 30, 2020, subject to approval of an amendment to the 2014 Plan to increase the number of available shares thereunder available for awards at the 2020 annual stockholder meeting, the Board of Directors of Earthstone (the “Board”) granted 1,043,800 PSUs to certain officers pursuant to the 2014 Plan. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 1, 2020 and ending on January 31, 2023 (the “Performance Period”) of performance criteria established by the Board.
The PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on February 1, 2020. Between 0x to 2.0x of the Performance Units are eligible to be earned based on our achieving an annualized TSR based on the following pre-established goals:

Company’s Annualized TSR	TSR Multiplier
23.9% or greater	2.0
14.5%	1.0
8.4%	0.5
Less than 8.4%	0.0

In the event that greater than 1.0x of the PSUs are earned, such additional PSUs may be paid in cash rather than the issuance of shares of Class A Common Stock. Based on the COVID-19 pandemic and the recent commodity price crash, we believe that the target annualized TSR of 14.5% included in the 2020 PSU awards will be difficult to achieve.
The Company accounts for these awards as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the PSUs granted on January 30, 2020, assuming a risk-free rate of 1.4% and volatility of 62.0%, the Company calculated the weighted average grant date fair value per PSU to be $5.36.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2020, there was $9.7 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 1.18 years.
For the three months ended March 31, 2020, Stock-based compensation related to the PSUs was approximately $1.0 million. For the three months ended March 31, 2019, Stock-based compensation related to the PSUs was approximately $0.6 million.
Note 10. Long-Term Debt
Credit Facility
On November 21, 2019, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (the “Credit Facility”), which replaced the Prior Credit Facility (as defined below), which was terminated on November 21, 2019.

Concurrently with the effectiveness of the Credit Facility, the Company terminated that certain credit agreement, dated as of May 9, 2017 (the “Prior Credit Facility”), by and among the Borrower, Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC (“Bold”), Bold Operating, LLC the guarantors party thereto, the lenders party thereto, and BOKF, as administrative agent.

On March 27, 2020, in connection with a redetermination of the borrowing base under the Company's senior secured revolving credit facility (the “Credit Facility”), the borrowing base was set at $275 million, representing a 15% decrease from the previous borrowing base of $325 million. The next regularly scheduled redetermination of the borrowing base is on or around November 1, 2020.

The borrowing base under the Credit Facility is subject to redetermination on or about November 1st and May 1st of each year. The amounts borrowed under the Credit Facility bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 1.75% to 2.75% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 0.75% to 1.75%, depending on the amount borrowed under the credit facility. Principal amounts outstanding under the credit facility are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Facility include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the credit facility, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.

Effective May 2020, the Company entered into certain interest rate swaps, exchanging the LIBO Rate for a fixed rate of 0.286% (the “Swap”). The initial notional amount of the Swap is $125 million through May 2022 and decreases to $100 million through May 2023 and $75 million through May 2024.

The Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, EEH’s ability to incur additional indebtedness, create liens on assets, make investments, pay dividends and distributions or repurchase its limited liability interests, engage in mergers or consolidations, sell certain assets, sell or discount any notes receivable or accounts receivable and engage in certain transactions with affiliates.

In addition, the Credit Facility requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 4.0 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income and (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business.
The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

their remedies with respect to the collateral. As of March 31, 2020, EEH was in compliance with the covenants under the Credit Facility.
As of March 31, 2020, $152.0 million of borrowings were outstanding, bearing annual interest of 2.870%, resulting in an additional $123.0 million of borrowing base availability under the Credit Facility. At December 31, 2019, there were $170.0 million of borrowings outstanding under the Credit Facility.
For the three months ended March 31, 2020, the Company had borrowings of $17.5 million and $35.5 million in repayments of borrowings.
For the three months ended March 31, 2020, interest on borrowings averaged 3.60% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2019, interest on borrowings averaged 4.64% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. No costs associated with the Credit Facility were capitalized during the three months ended March 31, 2020 nor 2019.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, (in thousands):

2020
Beginning asset retirement obligations	$2,164
Liabilities incurred	23
Accretion expense	44
Divestitures	(10)
Revision of estimates	(2)
Ending asset retirement obligations	$2,219

Note 12. Related Party Transactions
 FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
 Flatonia Energy, LLC (“Flatonia”), which owns approximately 5.9% of the outstanding Class A Common Stock and approximately 2.7% of the combined voting power of the Company's outstanding Class A Common Stock and Class B Common Stock as of March 31, 2020, is a party to a joint operating agreement (the “Operating Agreement”) with a subsidiary of the Company. The Operating Agreement covers certain jointly owned oil and natural gas properties located in the Eagle Ford Trend in Texas. In connection with the Operating Agreement, the Company made payments to Flatonia of $3.3 million and received payments from Flatonia of $1.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company made payments to Flatonia of $4.3 million and received payments from Flatonia of $1.3 million. At March 31, 2020 and December 31, 2019, amounts receivable from Flatonia in connection with the Operating Agreement were $0.7 million and $0.6 million, respectively. Payables related to revenues outstanding and due to Flatonia as of March 31, 2020 and December 31, 2019 were $0.8 million and $1.1 million, respectively.
Earthstone's majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which the Company interacts in the normal course of business. On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of Earthstone’s majority shareholder (not under common control) for cash consideration of approximately $0.4 million. In connection with Olenik v. Lodzinski et al. (described below), Earthstone’s majority shareholder was also named in the lawsuit. The Company is currently in negotiations with its insurance carrier around an allocation of litigation costs above its deductible for all the parties named in

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the lawsuit. Once the allocation is agreed upon, cost will be assigned to each party affected. As of March 31, 2020, the Company has not recorded a receivable for prospective insurance settlement proceeds. Charges associated with this legal action are included in Transaction costs in the Condensed Consolidated Statements of Operations. Any proceeds received from the Company’s insurance carrier will be recorded as a reduction of Transactions costs in the period received. See Note 13. Commitments and Contingencies.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.

Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction") to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On February 6, 2019, the Delaware Supreme Court heard oral arguments from the Plaintiff’s and Defendants’ counsel. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Environmental and Regulatory
As of March 31, 2020, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
During the three months ended March 31, 2020, the Company recorded income tax expense of approximately $1.1 million which included (1) income tax expense for Lynden US of $0.7 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $2.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2020.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2019.
Note 15. Goodwill
Goodwill represents the excess of the purchase price of assets acquired over the fair value of those assets. The fair value of Goodwill is classified as a Level 3 measurement according to the fair value hierarchy defined by ASC 820. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of goodwill may not be recoverable. Such test includes an assessment of qualitative and quantitative factors. If the results of such tests are such that the fair value of the reporting unit is less than the carrying value, goodwill is then reduced by an amount that is equal to the amount by which the carrying value exceeds the fair value.
A future cash flow analysis of the Midland properties, to which the Goodwill was associated, was performed based on commodity price futures as of March 31, 2020. The resulting fair value was lower than the net book value of the associated properties. Additionally, the Company’s enterprise value, calculated as the combined market capitalization of the Company’s equity and the fair value of the Company’s long-term debt, was lower than the fair value of the assets, without allocating between the Company's two major properties, Midland properties and Eagle Ford properties. Accordingly, the entire balance of Goodwill was impaired.
As such, the Company recorded a $17.6 million non-cash impairment charge during the three months ended March 31, 2020. The Company did not have any non-cash impairment charges to its goodwill for the three months ended March 31, 2019.
Accumulated impairments to Goodwill as of March 31, 2020 and December 31, 2019 were $36.7 million and $19.1 million, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2019, which are included in our 2019 Annual Report on Form 10-K.
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

Strategy for Addressing the Effects of COVID-19
The ongoing coronavirus (“COVID-19”) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns and the economic impact of such actions.
One of the impacts of COVID-19 has been a significant reduction in demand for crude oil. The supply/demand imbalance driven by COVID-19, as well as recent production disagreements among members of the Organization of Petroleum Exporting Countries and other producer countries, has led to significant global consumer demand contraction and is in turn having a major disruptive impact on the oil and gas industry. Consequently, crude oil prices have declined at unprecedented rates, which has led to production shut-ins, and may lead to more in the future, both voluntary and potentially involuntarily.
As a result, we have reduced our 2020 capital program to preserve capital and cash flows. Our short-term strategy is to weather COVID-19 and be in a position, when the time comes, to execute our long-term business strategy to develop our properties efficiently, as well as being able to take advantage of unique growth opportunities as they arise. However, an extended period of severely depressed commodity prices and low demand may create more uncertainty with our ability to model and plan to participate in any economic recovery.
Operational Status
We continue to manage and produce our properties, as we wind down drilling and completion activities that were already in progress when the current industry conditions began, experiencing no complications arising from the COVID-19 mitigation efforts. The safety of our employees is paramount and we have emphasized the respective guidelines to support such mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues so far. Non-field personnel have been working remotely, using information technology we previously invested in. We have been able to manage and conduct both field and non-field functions effectively thus far. We will continue to focus on the health and safety of our employees and support the respective jurisdictional mitigation guidelines.
Recent Developments
Financial Update
We have no material long-term contracts, relatively low leverage, and a very strong hedge position, which affords us the flexibility to adjust our capital plan with no adverse impact on our current financial position. We recently took action to reduce our capital program to $50 - $60 million for 2020. Additionally, due to the low oil prices expected in May, we are voluntarily reducing our operated production by 70-80% and estimate total Company production will be curtailed by 55-70% for the month of May. Based on oil prices in future months, we will determine curtailments as necessary, therefore, we expect to update our production guidance for the remainder of 2020 in the near future. We also initiated actions in an effort to reduce our 2020 cash-basis general and administrative expenses with a goal to reduce it by approximately 25% from our previous plan. Our oil swap position for the period April-December 2020 is approximately 8,000 Bopd, hedged at a WTI price of $57.00/Bbl. Based on the foregoing adjusted 2020 operating plan, we expect to generate Free Cash Flow (defined in “Non-GAAP Measures” below) beginning in the second quarter of 2020. Free Cash Flow would be utilized to improve our working capital and to reduce borrowings currently outstanding under our senior secured revolving credit facility (the “Credit Facility”). With the recent storage capacity constraints and forecasted single digit net oil prices at the wellhead, we have begun shutting in wells that have low operating margins. The impact of reduced production volumes on the remainder of 2020 will be dependent upon many industry factors, the most material of which include consumer demand and storage constraints.
With the comprehensive set of actions described above, we believe we are in a position to operate effectively despite the consequences of the COVID-19 mitigation efforts. Additionally, we believe the economy will recover and the demand for oil will return as more developments occur in meeting and covering COVID-19 business challenges. Our current financial focus is to maintain the health of our balance sheet and continue limited operations so we are in a position to execute a business strategy that will provide an essential world commodity for years to come.
Consolidation Focus
As we believe we are in a position to operate effectively despite the COVID-19 induced low oil price, we continue to pursue value-accretive and scale-enhancing consolidation opportunities. We are focusing our attention on acquisition and corporate merger opportunities which would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities with distressed assets or corporations that will be distressed in the near future which would provide us the potential for further consolidation because of our financial strength. At the same time, we look to block up acreage that would allow for longer horizontal laterals which would provide for higher economic returns when commodity prices recover and we return to asset development. In short, we believe we are well qualified to be a consolidator which could increase the scale of our operations and add value to our shareholders.
CARES Act
We have reviewed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with respect to obtaining a small business loan but determined we are not eligible to participate in its current form. This does not have a material impact to our business and our strategy does not contemplate any benefits from the CARES Act as it is presently framed.
Continued Efforts to Fight COVID-19
It is difficult to model and predict how our operations and financial status may change as a result of the continued efforts to fight COVID-19. There is a range of possible outcomes, depending upon how quickly both economic activity and the demand for oil recovers which is a function on how quickly solutions are developed to overcome the effects of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. Assuming that oil prices stay severely depressed, we believe we can continue to operate and produce our properties in a cash flow neutral position for the next 12 months, based upon the comprehensive actions described above in Financial Status. We will have to manage the possibility of well shut-ins, both voluntary and involuntary, to preserve our assets and cash flows. A significant driver in the future may be with the financial institutions view on commodity prices with respect to borrowing base redeterminations. Any significant reductions in the borrowing base under our Credit Facility could create a borrowing base deficiency which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
Officer Appointments
Effective April 1, 2020, our former Chairman and Chief Executive Officer, Mr. Frank A. Lodzinski, was appointed Executive Chairman and our former President, Mr. Robert J. Anderson, was appointed President and Chief Executive Officer.
Borrowing Base Redetermination
In addition, we accelerated and recently completed our regularly scheduled redetermination of our borrowing base under our Credit Facility with our borrowing base set at $275 million, representing a 15% decrease from our previous borrowing base of $325 million. As of March 31, 2020, we had outstanding borrowings under our Credit Facility of $152 million, which represents a reduction of 11% compared to the $170 million in outstanding borrowings as of December 31, 2019. Our only debt is borrowings under our Credit Facility.
Impairments
As an additional result of the severely depressed commodity prices discussed above, we recognized $60.4 million of non-cash asset impairments for the three months ended March 31, 2020 that have negatively impacted our results of operations and equity. Impairment expense for the three months ended March 31, 2020 consisted of $25.3 million reduction to Proved properties, $17.5 million reduction to Unproved properties and $17.6 million reduction to Goodwill, all in the Condensed Consolidated Balance Sheet as of March 31, 2020. If crude oil price futures continue to decline, we may incur additional impairments to our oil and natural gas properties.
Interest Rate Swap
Effective May 2020, we entered into certain interest rate swaps, exchanging the LIBO Rate for a fixed rate of 0.286% (the “Swap”). The initial notional amount of the Swap is $125 million through May 2022 and decreases to $100 million through May 2023 and $75 million through May 2024.
Non-GAAP Measure
Free Cash Flow
Free cash flow is a measure that we use as an indicator of our ability to fund our development activities. We define free cash flow as Adjusted EBITDAX, less interest expense, less accrual-based capital expenditures. We define “Adjusted EBITDAX” as net income plus, when applicable, accretion of asset retirement obligations; impairment expense; depletion, depreciation and amortization; interest expense, net; transaction costs; (gain) loss on sale of oil and gas properties, net; exploration expense; unrealized (gain) loss on derivative contracts; stock-based compensation (non-cash); and income tax expense (benefit).

Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin
Having ended 2019 with three wells waiting on completion, we completed and brought online those three gross and net operated wells during the first quarter of 2020. Additionally, we had 15 gross / 3.1 net wells brought online at our non-operated Midland Basin properties during the first quarter of 2020. We finished drilling a five-well project on our Hamman 30 Unit that was in-process at year-end, and, prior to the recent collapse of oil prices, we commenced drilling a six-well pad in our Ratliff project in Upton County, Texas. We plan to finish drilling the six-well Ratliff pad, but we will delay all completions and drilling of future wells until there is improvement in the commodity price environment.
Despite the disruption in the oil markets, we continue to seek acreage trade and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Eagle Ford Trend
We do not plan to drill any wells in our Eagle Ford Trend properties during 2020 but may consider drilling if there are significant improvements in oil and natural gas commodity prices.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2020.

Results of Operations
Three Months Ended March 31, 2020, compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	880	678	30%
Natural gas (MMcf)	1,670	827	102%
Natural gas liquids (MBbl)	276	193	43%
Barrels of oil equivalent (MBOE)	1,435	1,009	42%
Average Daily Production (Boepd)	15,767	11,209	41%

Average prices:
Oil (per Bbl)	$46.59	$52.30	(11)%
Natural gas (per Mcf)	$0.65	$1.32	(51)%
Natural gas liquids (per Bbl)	$11.01	$21.66	(49)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$56.62	$59.81	(5)%
Natural gas ($/Mcf)(1)	$1.19	$1.66	(28)%
Natural gas liquids ($/Bbl)	$11.01	$21.66	(49)%

(In thousands)
Oil revenues	$41,012	$35,447	16%
Natural gas revenues	$1,086	$1,094	(1)%
Natural gas liquids revenues	$3,040	$4,187	(27)%

Lease operating expense	$9,339	$6,061	54%
Production and ad valorem taxes	$3,023	$2,594	17%
Impairment expense	$60,371	$—	NM
Depreciation, depletion and amortization	$24,656	$14,005	76%

General and administrative expense (excluding stock-based compensation)	$4,438	$4,863	(9)%
Stock-based compensation	$2,694	$2,212	22%
General and administrative expense	$7,132	$7,075	1%

Transaction costs	$844	$370	NM
Gain (loss) on sale of oil and gas properties	$204	$(125)	NM
Interest expense, net	$(1,736)	$(1,449)	20%

Unrealized gain (loss) on derivative contracts	$90,045	$(53,256)	NM
Realized gain on derivative contracts	$9,739	$5,362	NM
Gain (loss) on derivative contracts, net	$99,784	$(47,894)	NM

Income tax (expense) benefit	$(1,092)	$460	NM
(1) Includes $2.1 million of cash proceeds related to hedges unwound during the first quarter of 2019.
NM – Not Meaningful

Oil revenues
For the three months ended March 31, 2020, oil revenues increased by $5.6 million or 16% relative to the comparable period in 2019. Of the increase, $9.5 million was attributable to an increase in volume, partially offset by $3.9 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $52.30 for the three months ended March 31, 2019 to $46.59 or 11% for the three months ended March 31, 2020. We had a net increase in the volume of oil sold of 203 MBbls or 30%, primarily due to new wells brought online.
Natural gas revenues
For the three months ended March 31, 2020, natural gas revenues remained flat relative to the comparable period in 2019 as the $0.6 million impact of a 51% decline in realized price in the Midland Basin was almost entirely offset by a 102% increase in sales volume. Our average realized price per Mcf decreased 51% from $1.32 for the three months ended March 31, 2019 to $0.65 for the three months ended March 31, 2020. Approximately 96% of our natural gas sales volumes for the period was from the Midland Basin, which, since the fourth quarter of 2018, has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. The total volume of natural gas produced and sold increased 843 MMcf or 102% primarily due to new wells brought online.
Natural gas liquids revenues
For the three months ended March 31, 2020, natural gas liquids revenues decreased by $1.1 million or 27% relative to the comparable period in 2019. Of the decrease, $2.0 million was attributable to a decrease in our realized price, partially offset by $0.9 million attributable to increased volume. Approximately 94% of our natural gas liquids sales volumes for the period was from the Midland Basin. Since the fourth quarter of 2018, the price for fractionated natural gas liquids has steadily decreased, and after also taking into account the cost to transport our natural gas liquids, has resulted in significant decreases in prices received. The volume of natural gas liquids produced and sold increased by 83 MBbls or 43%, primarily due to new wells brought online.
Lease operating expense (“LOE”)
LOE increased by $3.3 million or 54% for the three months ended March 31, 2020 relative to the comparable period in 2019, primarily due to additional producing wells brought online, which drove a 42% increase in production volume, partially offset by a $0.7 million decrease in workover project costs as compared to the prior year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended March 31, 2020 increased by $0.4 million or 17% relative to the comparable period in 2019, as the impact of increased volume was largely offset by the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes declined slightly as compared to the prior year primarily due to lower realized gas prices.
Impairment expense
During the three months ended March 31, 2020, we recorded non-cash impairments totaling $60.4 million, which consisted of $25.3 million to proved oil and natural gas properties, $17.5 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the three months ended March 31, 2019.
Depreciation, depletion and amortization (“DD&A”)
DD&A increased for the three months ended March 31, 2020 by $10.7 million, or 76% relative to the comparable period in 2019, primarily due to development and acquisition activity that resulted in increased costs subject to depletion and an increase in production primarily in the Midland Basin.
General and administrative expense (“G&A”)
G&A for the three months ended March 31, 2020 decreased by $0.1 million, or 1% relative to the comparable period in 2019, primarily due to the suspension of cash-based incentive compensation in light of the drastic decline in commodity prices, partially offset by increased employee costs in the current year resulting from a larger average headcount, as well as non-cash stock-based compensation expense related to awards granted in January 2020.
Transaction costs

For the three months ended March 31, 2020, transaction costs increased by $0.5 million primarily due to increased legal fees for ongoing litigation related to the Bold Transaction which closed on May 9, 2017.
Interest expense, net
Interest expense increased from $1.4 million for the three months ended March 31, 2019 to $1.7 million for the three months ended March 31, 2020, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the three months ended March 31, 2020, we recorded a net gain on derivative contracts of $99.8 million, consisting of unrealized mark-to-market gains of $90.0 million and net realized gains on settlements of $9.7 million. For the three months ended March 31, 2019, we recorded a net loss on derivative contracts of $47.9 million, consisting of unrealized mark-to-market losses of $53.3 million, partially offset by net realized gains on settlements of $5.4 million.
Income tax (expense) benefit
During the three months ended March 31, 2020, we recorded income tax expense of approximately $1.1 million which included (1) income tax expense for Lynden US of $0.7 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $2.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2020.
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
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. At March 31, 2020, we had approximately $5.1 million in cash and approximately $123.0 million in unused borrowing capacity under our Credit Facility (discussed below) for a total of approximately $128.1 million in funds available for operational and capital funding.
We have no material long-term contracts, low leverage, and a very strong hedge position, which affords us the flexibility to adjust our capital plan with no adverse impact on our current financial position. We recently took action to reduce our capital program to $50 - $60 million for 2020. We also initiated actions in an effort to reduce our 2020 cash-basis general and administrative expenses with a goal to reduce it by approximately 25% from our previous plan. Our oil swap position for the period April-December 2020 is approximately 8,000 Bopd, hedged at a WTI price of $57.00/Bbl. Based on our adjusted 2020 operating plan, we expect to generate free cash flow beginning in the second quarter of 2020. Free cash flow would be utilized to improve our working capital and to reduce borrowings currently outstanding under our Credit Facility.
Our adjusted capital budget would result in bringing online 3 (gross and net) operated wells and 3.1 (net) non-operated wells in 2020. With a reduction in projected capital expenditures and fewer new wells coming online, we would expect lease operating expenses on a per Boe basis to increase. A portion of this increase would also result from acceleration of certain remedial well work which, to a limited extent, would offset expected production declines. This increase may be partially mitigated by our efforts to shut-in wells whose operating margins are negative.
Based on our production profile, cost structure and the hedge positions we have in place, we expect to generate free cash flow to reduce debt in the second half of 2020 should we significantly curtail our capital program. As a result, we believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Facility to meet our cash requirements for the next 12 months.

Working Capital
Working capital, defined herein as Total current assets less Total current liabilities as set forth in our Condensed Consolidated Balance Sheets, was $5.8 million as of March 31, 2020, as compared to a deficit of $39.9 million as of December 31, 2019, representing an increase of $45.7 million. This increase was primarily related to the net increase in the fair value of our derivative contracts expected to settle in the 12 months proceeding March 31, 2020 resulting from the deterioration of oil price futures as of March 31, 2020. The components of working capital as of March 31, 2020, as defined above, are presented below:

	March 31,	December 31,
	2020	2019
Current assets:
Cash	$5,101	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	10,845	29,047
Joint interest billings and other, net of allowance of $80 and $83 at March 31, 2020 and December 31, 2019, respectively	11,094	6,672
Derivative asset	72,017	8,860
Prepaid expenses and other current assets	1,597	1,867
Total current assets	100,654	60,268

Current liabilities:
Accounts payable	$24,010	$25,284
Revenues and royalties payable	41,455	35,815
Accrued expenses	25,495	19,538
Asset retirement obligation	308	308
Derivative liability	—	6,889
Advances	2,690	11,505
Operating lease liabilities	759	570
Finance lease liabilities	153	206
Other current liabilities	14	43
Total current liabilities	94,884	100,158

Working Capital	$5,770	$(39,890)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2020 were $48.5 million compared to $7.1 million for the three months ended March 31, 2019, primarily due to changes in timing of payments and receipts in addition to an increase in our settlements of derivative contracts as compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were $39.0 million and $48.5 million, respectively, primarily due to decreased drilling and completion activity as compared to the prior year period in light of the current market conditions.
Cash Flows from Financing Activities
Cash flows used in financing activities were $18.3 million for the three months ended March 31, 2020 as compared to cash flows provided by financing activities of $41.5 million for the three months ended March 31, 2019. The change from the prior year period was primarily due to lower borrowings under the Credit Facility (as defined below) in the current year period.

Capital Expenditures
Our accrual basis capital expenditures for the three months ended March 31, 2020 were as follows (in thousands):

Three Months Ended March 31, 2020
Drilling and completions	$41,891
Leasehold costs	(65)
Total capital expenditures	$41,826
Credit Facility
On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (the “Credit Facility”), which replaced the Company’s prior credit agreement, which was terminated on November 21, 2019.
On March 27, 2020, in connection with the regularly scheduled redetermination of the borrowing base under the Credit Facility, the borrowing base was set at $275 million, representing a 15% decrease from the previous borrowing base of $325 million. The next regularly scheduled redetermination of the borrowing base is on or around November 1, 2020.
As of March 31, 2020, $152.0 million of borrowings were outstanding, bearing annual interest of 2.870%, resulting in an additional $123.0 million of borrowing base availability under the Credit Facility. At December 31, 2019, there were $170.0 million of borrowings outstanding under the Credit Facility.
Hedging Activities
The following table sets forth our outstanding derivative contracts at March 31, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q2 - Q4 2020	Crude Oil	2,199,000	$57.00
Q1 - Q4 2021	Crude Oil	1,460,000	$55.16
Q2 - Q4 2020	Crude Oil Basis Swap(1)	1,925,000	$(1.40)
Q2 - Q4 2020	Crude Oil Basis Swap(2)	275,000	$2.55
Q1 - Q4 2021	Crude Oil Basis Swap(1)	1,825,000	$1.05
Q2 - Q4 2020	Natural Gas	1,925,000	$2.85
Q2 - Q4 2020	Natural Gas Basis Swap(3)	1,925,000	$(1.07)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Houston and the WTI NYMEX.

(3)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Obligations and Commitments
There have been no material changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K other than those described in Note 13. Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2020, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
The following risk factors should be considered in addition to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
The Company may be adversely affected by the recent decrease in demand and oversupply of oil and natural gas as a result of the coronavirus pandemic and actions by Saudi Arabia and Russia.
The spread of the COVID-19 has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas, the movement of people and services in the United States and the visibility into future conditions, which could in turn disrupt our business and operations. Moreover, recent actions by Saudi Arabia and Russia have caused a worldwide oversupply in oil and natural gas. The continued spread of the COVID-19, related government and other restrictions and oversupply of oil and natural gas are expected to result in a significant decrease in business activity and demand for oil and gas, and may cause our oil and natural gas purchasers to be unable to meet existing payment or other obligations to us, including the ability to purchase produced oil, natural gas, and NGLs from us. In April 2020, we completed our small remaining inventory of wells scheduled for completion and have suspended all future drilling and completion programs. We do not currently have plans to recommence our capital program. The loss of any one or all of our significant customers as a purchaser could materially and adversely affect our revenues and may require us to shut-in a portion or all of our wells. In such an event, restarting our wells may require significant cost, and we cannot guarantee that we would be able to restart at the same level of production. Moreover, due to the unprecedented nature of the current pandemic and market conditions, we are unable to predict the degree or duration of any adverse impact on our operations and financial condition and other risks described in this report may be enhanced by such conditions.
Concerns over economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, geopolitical issues (including supply disputes between Saudi Arabia and Russia), inflation, the availability and cost of credit, the decline in the European, Asian and the United States financial markets and the COVID-19 pandemic have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish further, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.
The failure by counterparties to the Company's derivative risk management activities to perform their obligations could have a material adverse effect on the Company's results of operations.
The use of derivative risk management transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company is unable to predict changes in a counterparty's creditworthiness or ability to perform. Even if the Company accurately predicts sudden changes, the Company's ability to negate the risk may be limited depending upon market conditions and the contractual terms of the transactions. During periods of declining commodity prices, the Company's derivative receivable positions generally increase, which increases the Company's counterparty credit exposure. If any of the Company's counterparties were to default on its obligations under the Company's derivative arrangements, such a default could have a material adverse effect on the Company's results of operations, could result in a larger percentage of the Company's future production being subject to commodity price changes and could increase the likelihood that the Company's derivative arrangements may not achieve their intended strategic purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2020.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2020	19,399	$5.91	—	—
February 2020	—	—	—	—
March 2020	56,296	$1.77	—	—

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

EARTHSTONE ENERGY, INC.

Date:	May 6, 2020	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration