Form 10-Q
period 2020-06-30
EARTHSTONE ENERGY INC
filed 2020-08-05
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2020, 30,070,898 shares of Class A Common Stock, $0.001 par value per share, and 35,013,646 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash	$1,810	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	12,908	29,047
Joint interest billings and other, net of allowance of $80 and $83 at June 30, 2020 and December 31, 2019, respectively	7,779	6,672
Derivative asset	31,626	8,860
Prepaid expenses and other current assets	2,032	1,867
Total current assets	56,155	60,268

Oil and gas properties, successful efforts method:
Proved properties	994,333	970,808
Unproved properties	238,551	260,271
Land	5,382	5,382
Total oil and gas properties	1,238,266	1,236,461

Accumulated depreciation, depletion and amortization	(242,597)	(195,567)
Net oil and gas properties	995,669	1,040,894

Other noncurrent assets:
Goodwill	—	17,620
Office and other equipment, net of accumulated depreciation and amortization of $3,435 and $3,180 at June 30, 2020 and December 31, 2019, respectively	1,164	1,311
Derivative asset	11,642	770
Operating lease right-of-use assets	2,932	3,108
Other noncurrent assets	1,412	1,572
TOTAL ASSETS	$1,068,974	$1,125,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,525	$25,284
Revenues and royalties payable	19,324	35,815
Accrued expenses	9,809	19,538
Asset retirement obligation	308	308
Derivative liability	169	6,889
Advances	93	11,505
Operating lease liabilities	763	570
Finance lease liabilities	119	206
Other current liabilities	—	43
Total current liabilities	39,110	100,158

Noncurrent liabilities:
Long-term debt	168,588	170,000
Deferred tax liability	15,165	15,154
Asset retirement obligation	1,979	1,856

Derivative liability	349	—
Operating lease liabilities	2,169	2,539
Finance lease liabilities	38	85
Other noncurrent liabilities	141	—
Total noncurrent liabilities	188,429	189,634

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 30,020,357 and 29,421,131 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	30	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,058,687 and 35,260,680 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35	35
Additional paid-in capital	535,049	527,246
Accumulated deficit	(181,342)	(181,711)
Total Earthstone Energy, Inc. equity	353,772	345,599
Noncontrolling interest	487,663	490,152
Total equity	841,435	835,751

TOTAL LIABILITIES AND EQUITY	$1,068,974	$1,125,543
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Oil	$18,847	$40,767	$59,859	$76,214
Natural gas	1,127	129	2,213	1,223
Natural gas liquids	1,689	3,646	4,729	7,833
Total revenues	21,663	44,542	66,801	85,270

OPERATING COSTS AND EXPENSES
Lease operating expense	5,588	8,005	14,927	14,066
Production and ad valorem taxes	1,479	2,709	4,502	5,303
Rig termination expense	426	—	426	—
Depreciation, depletion and amortization	22,902	14,197	47,558	28,202
Impairment expense	62	—	60,433	—
General and administrative expense	6,687	6,816	13,819	13,891
Transaction costs	(463)	212	381	582
Accretion of asset retirement obligation	46	54	90	108
Exploration expense	(3)	—	298	—
Total operating costs and expenses	36,724	31,993	142,434	62,152

(Loss) gain on sale of oil and gas properties	(6)	(201)	198	(326)

(Loss) income from operations	(15,067)	12,348	(75,435)	22,792

OTHER INCOME (EXPENSE)
Interest expense, net	(1,285)	(1,677)	(3,021)	(3,126)
(Loss) gain on derivative contracts, net	(20,679)	9,496	79,105	(38,398)
Other income (expense), net	12	(18)	138	(22)
Total other income (expense)	(21,952)	7,801	76,222	(41,546)

(Loss) income before income taxes	(37,019)	20,149	787	(18,754)
Income tax benefit (expense)	1,110	(613)	18	(153)
Net (loss) income	(35,909)	19,536	805	(18,907)

Less: Net (loss) income attributable to noncontrolling interest	(19,570)	10,759	436	(10,480)

Net (loss) income attributable to Earthstone Energy, Inc.	$(16,339)	$8,777	$369	$(8,427)

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.55)	$0.30	$0.01	$(0.29)
Diluted	$(0.55)	$0.30	$0.01	$(0.29)

Weighted average common shares outstanding:
Basic	29,858,162	28,895,893	29,677,795	28,808,205
Diluted	29,858,162	29,228,886	29,677,795	28,808,205

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946
Stock-based compensation expense	—	—	—	—	2,568	—	2,568	—	2,568
Vesting of restricted stock units, net of taxes paid	165,399	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	57,810	—	—	—	(170)	—	(170)	—	(170)
Cancellation of treasury shares	(57,810)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	2,000	(2,000)	—	—	28	—	28	(28)	—
Net loss	—	—	—	—	—	(16,339)	(16,339)	(19,570)	(35,909)
At June 30, 2020	30,020,357	35,058,687	$30	$35	$535,049	$(181,342)	$353,772	$487,663	$841,435

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212	—	2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031
Stock-based compensation expense	—	—	—	—	2,261	—	2,261		2,261
Vesting of restricted stock units, net of taxes paid	133,311	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	43,344	—	—	—	(265)	—	(265)	—	(265)
Cancellation of treasury shares	(43,344)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	35,732	(35,732)	—	—	476	—	476	(476)	—
Net income	—	—	—	—	—	8,777	8,777	10,759	19,536
At June 30, 2019	29,031,504	35,416,446	$29	$35	$521,361	$(190,857)	$330,568	$480,995	$811,563

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$805	$(18,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,558	28,202
Impairment of proved and unproved oil and gas properties	42,813	—
Impairment of goodwill	17,620	—
Accretion of asset retirement obligations	90	108
Settlement of asset retirement obligations	—	(179)
(Gain) loss on sale of oil and gas properties	(198)	326
Total (gain) loss on derivative contracts, net	(79,105)	38,398
Operating portion of net cash received in settlement of derivative contracts	39,096	9,956
Stock-based compensation	5,262	4,473
Deferred income taxes	(18)	153
Amortization of deferred financing costs	161	215
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,060	(1,257)
(Increase) decrease in prepaid expenses and other current assets	(747)	(537)
Increase (decrease) in accounts payable and accrued expenses	(3,410)	(5,222)
Increase (decrease) in revenues and royalties payable	(16,491)	(3,845)
Increase (decrease) in advances	(11,412)	3,400
Net cash provided by operating activities	57,084	55,284
Cash flows from investing activities:
Additions to oil and gas properties	(67,493)	(79,760)
Additions to office and other equipment	(108)	(202)
Proceeds from sales of oil and gas properties	409	2
Net cash used in investing activities	(67,192)	(79,960)
Cash flows from financing activities:
Proceeds from borrowings	69,906	128,087
Repayments of borrowings	(71,318)	(96,915)
Cash paid related to the exchange and cancellation of Class A Common Stock	(382)	(661)
Cash paid for finance leases	(110)	(237)
Deferred financing costs	—	(189)
Net cash (used in) provided by financing activities	(1,904)	30,085
Net (decrease) increase in cash	(12,012)	5,409
Cash at beginning of period	13,822	376
Cash at end of period	$1,810	$5,785
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,659	$2,760
Non-cash investing and financing activities:
Accrued capital expenditures	$6,220	$16,714
Lease asset additions - ASC 842	$—	$1,573
Asset retirement obligations	$43	$23
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
Recently Issued Accounting Standards
Intangibles – Goodwill and Other – In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance simplifying the test for goodwill impairment. The update eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over its fair value and will be limited to the carrying value of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the update effective January 1, 2020. See further discussion of goodwill in Note 15. Goodwill.
Fair Value Measurements – In August 2018, the FASB issued an Accounting Standards Update (“ASU”) which modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted the update effective January 1, 2020 and the impact was not material to the Condensed Consolidated Financial Statements.
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
Reference Rate Reform - In March 2020, the FASB issued an update that provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The Company is currently evaluating the provisions of this update and has not yet determined whether it will elect the optional expedients. The Company does not expect the transition to an alternative rate to have a material impact on its business, operations or liquidity.
Note 2. Fair Value Measurements
FASB Accounting Standards Codification (“ASC”) Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2020.
Fair Value on a Recurring Basis
Derivative financial instruments are carried at fair value and measured on a recurring basis. The derivative financial instruments consist of swaps for crude oil and natural gas and interest rate swaps. The Company’s commodity price hedges and interest rate swaps are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves and published LIBOR forward curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.
The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Condensed Consolidated Financial Statements.
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$31,626	$—	$31,626
Derivative asset - noncurrent	—	11,642	—	11,642
Total financial assets	$—	$43,268	$—	$43,268

Financial liabilities
Derivative liability - current	$—	$169	$—	$169
Derivative liability - noncurrent	—	349	—	349
Total financial liabilities	$—	$518	$—	$518

December 31, 2019
Financial assets
Derivative asset - current	$—	$8,860	$—	$8,860
Derivative asset - noncurrent		770		770
Total financial assets	$—	$9,630	$—	$9,630

Financial liabilities
Derivative liability - current	$—	$6,889	$—	$6,889
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$6,889	$—	$6,889

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the six months ended June 30, 2020. See further discussion in Note 4. Asset Impairments.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2021. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2020:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2020	Crude Oil	1,196,000	$58.35
Q1 - Q4 2021	Crude Oil	1,460,000	$55.16
Q3 - Q4 2020	Crude Oil Basis Swap (1)	1,196,000	$(1.50)
Q3 - Q4 2020	Crude Oil Basis Swap (2)	184,000	$2.55
Q3 - Q4 2020	Crude Oil Roll Swap (3)	1,104,000	$(1.79)
Q1 - Q4 2021	Crude Oil Basis Swap (1)	1,825,000	$1.05
Q3 - Q4 2020	Natural Gas	1,288,000	$2.85
Q1 - Q4 2021	Natural Gas	2,920,000	$2.71
Q3 - Q4 2020	Natural Gas Basis Swap (4)	1,288,000	$(1.07)
Q1 - Q4 2021	Natural Gas Basis Swap (4)	2,920,000	$(0.50)

(1)	The basis differential price is between WTI Midland Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Houston and the WTI NYMEX.

(3)	The swap is between WTI Roll and the WTI NYMEX.

(4)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Interest Rate Swaps
At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.
The Company had the following interest rate swaps as of June 30, 2020:

Effective Dates	Notional Amount	Fixed Rate
May 5, 2020 to May 5, 2022	$125,000,000	0.286%
May 5, 2022 to May 5, 2023	$100,000,000	0.286%
May 5, 2023 to May 7, 2024	$75,000,000	0.286%

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2020			December 31, 2019
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$36,727	$(5,101)	$31,626	$13,321	$(4,461)	$8,860
Commodity contracts	Derivative liability - current	$5,101	$(5,101)	$—	$11,350	$(4,461)	$6,889
Interest rate swaps	Derivative liability - current	$169	$—	$169	$—	$—	$—
Commodity contracts	Derivative asset - noncurrent	$11,642	$—	$11,642	$1,031	$(261)	$770
Commodity contracts	Derivative liability - noncurrent	$—	$—	$—	$261	$(261)	$—
Interest rate swaps	Derivative liability - noncurrent	$349	$—	$349	$—	$—	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Cash Flows Location	Statement of Operations Location	2020	2019	2020	2019
Unrealized (loss) gain	Not separately presented	Not separately presented	$(50,036)	$4,902	$40,009	$(48,354)
Realized gain	Operating portion of net cash received in settlement of derivative contracts	Not separately presented	29,357	4,594	39,096	9,956
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(20,679)	$9,496	$79,105	$(38,398)

Included in Accounts receivable under the subheading of Joint interest billings and other in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are $4.7 million and $0.6 million, respectively, related to commodity hedge contracts settled as of that date for which the cash has not been received.
Note 4. Asset Impairments
The Company had the following non-cash asset impairment charges for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Proved property	$—	$25,252
Unproved property	62	17,561
Goodwill	—	17,620
Impairment expense	$62	$60,433

See further discussion of non-cash asset impairment charges to Proved property and Unproved property in Note 5. Oil and Natural Gas Properties and non-cash asset impairment charges to Goodwill in Note 15. Goodwill.
The Company did not record any impairments during the three and six months ended June 30, 2019.

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and six months ended June 30, 2020, depletion expense for oil and gas producing property and related equipment was $22.8 million and $47.3 million, respectively. For the three and six months ended June 30, 2019, depletion expense for oil and gas producing property and related equipment was $14.0 million and $27.8 million, respectively.
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
Impairments to Oil and Natural Gas Properties
During the three months ended March 31, 2020, as a result of the recent decline in crude oil price futures, the Company recorded non-cash impairment charges of $25.3 million to its proved oil and natural gas properties and $11.3 million to its unproved oil and natural gas properties, located in the Eagle Ford Trend. No such impairments were recorded in the three months ended June 30, 2020. As a result of certain acreage expirations, the Company recorded non-cash impairment charges of $0.1 million and $6.2 million to its unproved oil and natural gas properties during the three and six months ended June 30, 2020, respectively.
The Company did not record any impairments to its oil and natural gas properties for the three and six months ended June 30, 2019.
Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties as of June 30, 2020 and December 31, 2019, are summarized below (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Proved properties	$1,094,985	$1,046,208
Accumulated impairment to proved properties	(100,652)	(75,400)
Proved properties, net of accumulated impairments	994,333	970,808
Unproved properties	301,801	305,961
Accumulated impairment to Unproved properties	(63,250)	(45,690)
Unproved properties, net of accumulated impairments	238,551	260,271
Land	5,382	5,382
Total oil and gas properties, net of accumulated impairments	1,238,266	1,236,461
Accumulated depreciation, depletion and amortization	(242,597)	(195,567)
Net oil and gas properties	$995,669	$1,040,894

Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net (loss) income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 represents the portion of net (loss) income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the six months ended June 30, 2020:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2019	29,421,131	45.5%	35,260,680	54.5%	64,681,811
EEH Units and Class B Common Stock converted to Class A Common Stock	201,993		(201,993)		—
EEH Units issued in connection with the vesting of restricted stock units	397,233		—		397,233
As of June 30, 2020	30,020,357	46.1%	35,058,687	53.9%	65,079,044

Note 7. Net (Loss) Income Per Common Share
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Net (loss) income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income attributable to Earthstone Energy, Inc.	$(16,339)	$8,777	$369	$(8,427)

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.55)	$0.30	$0.01	$(0.29)
Diluted	$(0.55)	$0.30	$0.01	$(0.29)

Weighted average common shares outstanding
Basic	29,858,162	28,895,893	29,677,795	28,808,205
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—	—	—
Unvested performance units (1)	—	332,993	—	—
Diluted weighted average common shares outstanding	29,858,162	29,228,886	29,677,795	28,808,205

(1)For the three and six months ended June 30, 2020, the Company had no dilutive effect related to unvested restricted stock units or performance units as, under the treasury stock method, the proceeds from the average unrecognized expense for both during the period were in excess of the weighted average outstanding fair value for the unvested shares for the same period. For the six months ended June 30, 2019, the Company excluded 348,224 shares for the dilutive effect of performance units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred the period.
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $19.6 million for the three months ended June 30, 2020 and net income attributable to noncontrolling interest of $0.4 million for the six months ended June 30, 2020 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.
Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $10.8 million for the three months ended June 30, 2019 and net income attributable to noncontrolling interest of $10.5 million for the six months ended June 30, 2019 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At June 30, 2020 and December 31, 2019, there were 30,020,357 and 29,421,131 shares of Class A Common Stock issued and outstanding, respectively. During the three and six months ended June 30, 2020, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 223,209 and 530,738 shares, respectively, of Class A Common Stock, of which 57,810 and 133,505 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and six months ended June 30, 2019, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 176,655 and 402,056 shares, respectively, of Class A Common Stock, of which 43,344 and 102,605 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At June 30, 2020 and December 31, 2019, there were 35,058,687 and 35,260,680 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2020, 2,000 and 201,993 shares, respectively, of Class

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and six months ended June 30, 2019, 35,732 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of June 30, 2020, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 9.4 million shares.
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
The table below summarizes RSU award activity for the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	1,107,796	$6.60
Granted	568,900	$5.15
Vested	(530,738)	$6.53
Unvested RSUs at June 30, 2020	1,145,958	$5.91

As of June 30, 2020, there was $6.7 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.94 years.
For the three and six months ended June 30, 2020, Stock-based compensation related to RSUs was $1.3 million and $3.0 million, respectively. For the three and six months ended June 30, 2019, Stock-based compensation related to RSUs was $1.5 million and $3.0 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the six months ended June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	835,625	$10.51
Granted	1,043,800	$5.36
Unvested PSUs at June 30, 2020	1,879,425	$7.65

On January 30, 2020, the Board of Directors of Earthstone (the “Board”) granted 1,043,800 PSUs to certain officers pursuant to the 2014 Plan (the “2020 Grant). The 2020 Grant was subject to the approval of an amendment to the 2014 Plan to increase the number of available shares available thereunder (the “2014 Plan Amendment”). The 2014 Plan Amendment was approved at the 2020 annual meeting of stockholders held on June 3, 2020. The PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 1, 2020 and ending on January 31, 2023 (the “Performance Period”) of certain performance criteria established by the Board.
The PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on February 1, 2020. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2.0
14.5%	1.0
8.4%	0.5
Less than 8.4%	0.0

In the event that greater than 1.0x of the PSUs are earned, such additional PSUs may be paid in cash rather than the issuance of shares of Class A Common Stock. Based on the COVID-19 pandemic and the recent commodity price crash, the Company believes that the target annualized TSR of 14.5% included in the 2020 PSU awards will be difficult to achieve.
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
As of June 30, 2020, there was $8.5 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 1.08 years.
For the three and six months ended June 30, 2020, Stock-based compensation related to the PSUs was approximately $1.3 million and $2.3 million, respectively. For the three and six months ended June 30, 2019, Stock-based compensation related to the PSUs was approximately $0.8 million and $1.4 million, respectively.
Note 10. Long-Term Debt
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
Concurrently with the effectiveness of the Credit Facility, the Company terminated that certain credit agreement, dated as of May 9, 2017 (the “Prior Credit Facility”), by and among the Borrower, Earthstone Operating, LLC, EF Non-Op, LLC, Sabine River Energy, LLC, Earthstone Legacy Properties, LLC, Lynden USA Operating, LLC, Bold Energy III LLC (“Bold”), Bold Operating, LLC, the guarantors party thereto, the lenders party thereto, and BOKF, as administrative agent.
On March 27, 2020, in connection with a redetermination of the borrowing base under the Credit Facility, the borrowing base was set at $275 million, representing a 15% decrease from the previous borrowing base of $325 million. The next regularly scheduled redetermination of the borrowing base is on or around November 1, 2020.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Credit Facility requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 4.0 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which was calculated by multiplying EBITDAX for the three consecutive fiscal quarters ending on June 30, 2020 by four-thirds and for all future periods under the Credit Facility will be for the four consecutive fiscal quarters ending on such date. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income and (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business.
The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2020, EEH was in compliance with the covenants under the Credit Facility.
As of June 30, 2020, $168.6 million of borrowings were outstanding, bearing annual interest of 2.457%, resulting in an additional $106.4 million of borrowing base availability under the Credit Facility. At December 31, 2019, there were $170.0 million of borrowings outstanding under the Credit Facility.
For the six months ended June 30, 2020, under the Credit Facility, the Company had borrowings of $69.9 million and $71.3 million in repayments of borrowings.
For the three and six months ended June 30, 2020, interest on borrowings under the Credit Facility averaged 2.55% and 3.07% per annum, respectively, which excluded commitment fees of $0.1 million and $0.3 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2019, interest on borrowings under the Credit Facility averaged 4.58% and 4.61% per annum, respectively, which excluded commitment fees of $0.2 million and $0.3 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. No costs associated with the Credit Facility were capitalized during the three and six months ended June 30, 2020 nor 2019.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, (in thousands):

2020
Beginning asset retirement obligations	$2,164
Liabilities incurred	45
Accretion expense	90
Divestitures	(10)
Revision of estimates	(2)
Ending asset retirement obligations	$2,287

Note 12. Related Party Transactions
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earthstone's majority shareholder consists of various investment funds managed by a venture capital firm who may manage other investments in entities with which the Company interacts in the normal course of business. On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of Earthstone’s majority shareholder (not under common control) for cash consideration of approximately $0.4 million. In connection with Olenik v. Lodzinski et al. (described below), Earthstone’s majority shareholder was also named in the lawsuit. The Company is currently in negotiations with its insurance carrier regarding an allocation of litigation costs above its deductible for all the parties named in the lawsuit. Once the allocation is agreed upon, cost will be assigned to each party affected. In June 2020, the Company received $0.6 million in preliminary reimbursements from its majority shareholder and $1.2 million in preliminary reimbursements from its insurance carrier. Charges associated with this legal action, offset by the aforementioned reimbursements and insurance proceeds, are included in Transaction costs in the Condensed Consolidated Statements of Operations. Any proceeds received from the Company’s insurance carrier will be recorded as a reduction of Transactions costs in the period received. See Note 13. Commitments and Contingencies.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. The parties thereafter have engaged in extensive pre-trial discovery, which is ongoing. Trial is currently scheduled to occur in May 2021. Earthstone and each of the other defendants believe the claims are entirely without merit and intend to mount a vigorous defense. The ultimate outcome of this suit is uncertain, and while Earthstone is confident in its position, any potential monetary recovery or loss to Earthstone cannot be estimated at this time.
Environmental and Regulatory
As of June 30, 2020, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
During the six months ended June 30, 2020, the Company recorded an income tax benefit of approximately $0.02 million which included (1) an income tax benefit for Lynden US of $0.01 million as a result of its share of the distributable income from EEH, (2) a deferred income tax expense for Earthstone of $0.06 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.01 million related to the

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2020.
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
A discounted future cash flow analysis of the properties to which the Goodwill was associated was performed based on commodity price futures as of March 31, 2020. The resulting fair value was lower than the net book value of the associated properties. Additionally, the Company’s enterprise value, calculated as the combined market capitalization of the Company’s equity and long-term debt, was lower than the book value of its assets, without allocating between the Company's two major properties, Midland properties and Eagle Ford properties. Accordingly, the entire balance of Goodwill was impaired.
As such, the Company recorded non-cash impairment charges of $0.0 million and $17.6 million during the three and six months ended June 30, 2020, respectively. The Company did not have any non-cash impairment charges to Goodwill for the three and six months ended June 30, 2019.
Accumulated impairments to Goodwill as of June 30, 2020 and December 31, 2019 were $36.7 million and $19.1 million, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K and “Part II, Item 1A - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 that were filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
COVID-19 Update
According to the United States (“U.S.”) Centers for Disease Control and Prevention (the “CDC”), in March 2020, the U.S. entered the acceleration (or 4th) phase of the pandemic of the novel coronavirus (“COVID-19”). On May 1, 2020 they indicated that there was still the potential for future acceleration. This conclusion was based on the Pandemic Intervals Framework created by the CDC, which describes the progression of an influenza pandemic in six intervals or phases. The duration of each phase may vary depending on the type of virus and the public health response. Different parts of the U.S. are experiencing different levels of COVID-19 activity.
Federal, state and local governments continue to implement and update measures to try to slow the spread of COVID-19, including quarantines, shelter-in-place orders and business and government shutdowns.
We continued to manage and produce our properties, as we wound down our drilling and completion activities in the second quarter of 2020, experiencing no adverse effects arising from the COVID-19 mitigation efforts. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues to date. Our non-field personnel have been working remotely, using information technology in which we previously invested. We have managed and conducted both field and non-field functions effectively thus far. We will continue to focus on the health and safety of our employees in conformity with the respective jurisdictional mitigation guidelines.
Commodity Market Challenges
A significant negative COVID-19 impact has been a substantial reduction in demand for crude oil. The resulting supply/demand imbalance resulted in global consumer demand contraction and is in turn having a disruptive impact on the oil and gas exploration and production. Consequently, crude oil prices have declined compared to prior price levels, which has led to material production shut-ins, and may lead to more in the future, both voluntary and potentially involuntarily.
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. There is a range of possible outcomes, depending upon how quickly both economic activity and the demand for oil recovers which is a function of how quickly solutions are developed to overcome the effects of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. Assuming that oil prices stay depressed or worsen, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. We will have to manage the possibility of well shut-ins, both voluntary and involuntary, to preserve our assets and cash flows. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. Any significant reductions in the borrowing base under our Credit Facility could create a borrowing base deficiency which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
In late April 2020, WTI crude oil prices fell below $10/Bbl. In response, management began to voluntarily shut-in as much production as was feasible in an effort to conserve reserves in a market where cost exceeded the price. As prices returned to acceptable levels, management returned those wells to production as quickly as possible. Management estimates that total net production was curtailed by approximately 60% in May, with minimal volumes curtailed in April and June.
Liquidity
We have no material long-term contracts, relatively low leverage, and a very strong hedge position, which affords us the flexibility to adjust our capital plan with no adverse impact on our current financial position. In March 2020, we took action to reduce our capital program to $50 - $60 million for 2020. We also initiated actions in an effort to reduce our general and administrative expenses. With the development of storage capacity constraints, in late April, we began voluntarily shutting in wells, first focusing on those with the lowest operating margins.

As such, COVID-19 has adversely impacted our revenues in the three and six months ended June 30, 2020 as a result of both low commodity prices and our voluntary shut-ins. However, due to our commodity hedging activities offsetting those reduced revenues, there has been no overall adverse impact on our liquidity. Additionally, the borrowing base under our Credit Facility of $275 million remains unchanged from the March 27, 2020 redetermination and we are currently in compliance with all of its covenants.
For further discussion on our liquidity as of June 30, 2020, see Liquidity and Capital Resources below.
Government Assistance
Although management explored all assistance available under the CARES Act, the Company was not eligible for any of the programs therein with the exception of the deferral of employment tax deposits and payments which management has currently not elected to pursue.
Impact on Capital Program
In light of the current economic environment, we have reduced our 2020 capital program in order to preserve capital and cash flows. Our short-term strategy is to weather COVID-19 and be in a position, when the time comes, to execute our long-term business strategy to develop our properties efficiently, as well as being able to take advantage of growth opportunities as they arise. However, an extended period of severely depressed commodity prices and low demand may create more uncertainty in our ability to model and plans to participate in any economic recovery.
Employee Reduction Measures
In June 2020, management completed a workforce reduction effort that reduced the number of full-time employees from 68 to 60 by month end, resulting in over a 10% decrease in salaries and wages going forward. Severance related costs associated with these reduction measures resulted in operating expenses of $0.4 million in June 2020. At this time, management has no future plans for further reductions.
Outlook
With the actions described above, we believe we are in a position to operate effectively despite the consequences of COVID-19. Additionally, we believe the U.S. and world economies will recover and the demand for oil will return in the range of pre-COVID-19 levels as more developments occur in meeting and addressing COVID-19 business challenges. Our current financial focus is to maintain the health of our balance sheet and continue limited operations to enable us to be in a position to execute a business strategy that will provide an essential world commodity for years to come.
Recent Developments
Debt Repayment
Through July 31, 2020, we have paid down an additional $14.3 million in outstanding borrowings under our Credit Facility as of June 30, 2020 which is in line with our 2020 expectations to generate adequate cash flows to further reduce our outstanding borrowings absent any extraordinary events. However, it should be noted that we may borrow temporarily as the timing of our cash flows may fluctuate between reporting periods.
Consolidation Focus
We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the COVID-19 induced low oil price. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities with distressed assets or corporations that will be distressed in the near future which would provide us the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage that would allow for longer horizontal laterals that would provide for higher economic returns when commodity prices recover and we return to asset development. In short, we believe we are well qualified to be a consolidator which could increase the scale of our operations and add value to our shareholders.
Officer Appointments
Effective April 1, 2020, our former Chairman and Chief Executive Officer, Mr. Frank A. Lodzinski, was appointed Executive Chairman and our former President, Mr. Robert J. Anderson, was appointed President and Chief Executive Officer.
Interest Rate Swap

Effective May 1, 2020, we entered into an interest rate swap, exchanging the LIBO Rate for a fixed rate of 0.286% (the “Swap”). The initial notional amount of the Swap is $125 million through May 2022 and decreases to $100 million through May 2023 and $75 million through May 2024.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
As previously disclosed, we completed three wells in southeast Reagan County in late March and brought them online in April, prior to voluntarily shutting the wells in for the duration of the month of May. In May, approximately 60% of our total production was shut-in. As oil prices improved considerably since then, we initiated a concentrated effort to return wells to full production in June. We are close to 100% of production capacity on our operated properties and very little of our non-operated production is curtailed. We have experienced no adverse effects from this short-term curtailment and have incurred no significant costs in restoring production.
In late May, we concluded our 2020 drilling program and released our contracted rig operating in the Midland Basin. During the first half of the year, we drilled a total of five wells in our Hamman Upton project along with six wells in our Ratliff unit, all located in Upton County, Texas. We have an inventory of 11 gross / 9.7 net operated wells drilled and waiting on completion, with associated future completion costs estimated at $30 million. The timing of completing these wells is uncertain pending commodity price improvement, assessment of related service costs, availability of acceptable services and future borrowing base modifications.
Despite the disruption in the oil markets resulting from the COVID-19 pandemic, we continue to seek acreage trade and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2020.

Results of Operations
Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	800	704	14%
Natural gas (MMcf)	1,351	1,243	9%
Natural gas liquids (MBbl)	208	245	(15)%
Barrels of oil equivalent (MBOE)	1,233	1,156	7%
Average Daily Production (Boepd)	13,555	12,699	7%

Average prices:
Oil (per Bbl)	$23.56	$57.92	(59)%
Natural gas (per Mcf)	$0.83	$0.10	730%
Natural gas liquids (per Bbl)	$8.10	$14.90	(46)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$59.61	$61.92	(4)%
Natural gas ($/Mcf)	$1.23	$1.54	(20)%
Natural gas liquids ($/Bbl)	$8.10	$14.90	(46)%

(In thousands)
Oil revenues	$18,847	$40,767	(54)%
Natural gas revenues	$1,127	$129	774%
Natural gas liquids revenues	$1,689	$3,646	(54)%

Lease operating expense	$5,588	$8,005	(30)%
Production and ad valorem taxes	$1,479	$2,709	(45)%
Rig termination expense	$426	$—	NM
Depreciation, depletion and amortization	$22,902	$14,197	61%

General and administrative expense (excluding stock-based compensation)	$4,119	$4,555	(10)%
Stock-based compensation	$2,568	$2,261	14%
General and administrative expense	$6,687	$6,816	(2)%

Transaction costs	$(463)	$212	NM
Interest expense, net	$(1,285)	$(1,677)	(23)%

Unrealized (loss) gain on derivative contracts	$(50,036)	$4,902	NM
Realized gain on derivative contracts	$29,357	$4,594	NM
(Loss) gain on derivative contracts, net	$(20,679)	$9,496	NM

Income tax benefit (expense)	$1,110	$(613)	NM
(1) Includes $5.7 million of cash proceeds related to hedges unwound during the second quarter of 2020.
NM – Not Meaningful

Oil revenues
For the three months ended June 30, 2020, oil revenues decreased by $21.9 million or 54% relative to the comparable period in 2019. Of the decrease, $24.2 million was due to a decrease in our realized price, partially offset by $2.3 million attributable to an increase in volume. Our average realized price per Bbl decreased from $57.92 for the three months ended June 30, 2019 to $23.56 or 59% for the three months ended June 30, 2020. We had a net increase in the volume of oil sold of 96 MBbls or 14%, primarily due to new wells brought online in early 2020 offset by voluntary production shut-ins in May 2020.
Natural gas revenues
For the three months ended June 30, 2020, natural gas revenues increased by $1.0 million or 774% relative to the comparable period in 2019. Of the increase, $0.9 million was due to an increase in realized price and $0.1 million was attributable to increased sales volume. Our average realized price per Mcf increased 730% from $0.10 for the three months ended June 30, 2019 to $0.83 for the three months ended June 30, 2020. In the prior year quarter, lack of sufficient pipeline transportation resulted in low natural gas prices, which have improved in the current year quarter. The total volume of natural gas produced and sold increased 108 MMcf or 9% primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.
Natural gas liquids revenues
For the three months ended June 30, 2020, natural gas liquids revenues decreased by $2.0 million or 54% relative to the comparable period in 2019. Of the decrease, $1.7 million was attributable to a decrease in our realized price and $0.3 million was due to decreased volume. The volume of natural gas liquids produced and sold decreased by 36 MBbls or 15%, primarily due to voluntary production shut-ins in May 2020.
Lease operating expense (“LOE”)
LOE decreased by $2.4 million or 30% for the three months ended June 30, 2020 relative to the comparable period in 2019, primarily due to a $1.6 million decrease in workover project costs as compared to the prior year period and reduced variable expenses due to voluntary production shut-ins in May 2020.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended June 30, 2020 decreased by $1.2 million or 45% relative to the comparable period in 2019, primarily due to the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes declined slightly as compared to the prior year primarily due to lower realized commodity prices.
Rig termination expense
During the three months ended June 30, 2020, we concluded our 2020 drilling program and released our contracted drilling rig operating in the Midland Basin, recording a rig termination expense of $0.4 million.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended June 30, 2020 increased by $8.7 million, or 61% relative to the comparable period in 2019. The increase was primarily related to development and acquisition activity, partially offset by a first quarter 2020 impairment charge of $25.3 million, that resulted in increased costs subject to depletion. Other factors contributing to the increase were higher sales volumes and certain downward adjustments to our economically recoverable proved oil and natural gas reserves caused by lower commodity prices.
General and administrative expense (“G&A”)
G&A for the three months ended June 30, 2020 decreased by $0.1 million, or 2% relative to the comparable period in 2019, as the impact of cash-based incentive compensation, which has been suspended in light of the drastic decline in commodity prices, was almost entirely offset by non-cash stock-based compensation expense related to awards granted in January 2020, employee severance costs and increased director and officer insurance premium costs.
Transaction costs
For the three months ended June 30, 2020, transaction costs decreased by $0.7 million primarily due to preliminary reimbursements from our major shareholder and insurance carrier partially offset by legal expenses associated with ongoing litigation related to the Bold Transaction that closed on May 9, 2017.

Interest expense, net
Interest expense decreased from $1.7 million for the three months ended June 30, 2019 to $1.3 million for the three months ended June 30, 2020, primarily due to lower effective interest rates on borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the three months ended June 30, 2020, we recorded a net loss on derivative contracts of $20.7 million, consisting of unrealized mark-to-market losses of $49.6 million related to our commodity hedges and $0.5 million related to our interest rate swap, partially offset by net realized gains on settlements of our commodity hedges of $29.4 million. For the three months ended June 30, 2019, we recorded a net gain on derivative contracts of $9.5 million, consisting of unrealized mark-to-market gains of $4.9 million related to our commodity hedges and net realized gains on settlements of our commodity hedges of $4.6 million.
Income tax benefit (expense)
For the three months ended June 30, 2020, we recorded an income tax benefit of approximately $1.1 million which included (1) an income tax benefit for Lynden US of $0.7 million as a result of its share of the distributable income from EEH, (2) deferred income tax benefit for Earthstone of $2.8 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2020.
For the three months ended June 30, 2019, we recorded income tax expense of approximately $0.6 million which included (1) income tax expense for Lynden US of $0.3 million as a result of its share of the distributable income from EEH, (2) no net income tax expense for Earthstone as the $1.3 million income tax expense resulting from its share of the distributable income from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.3 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2019.

Six Months Ended June 30, 2020, compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	1,680	1,382	22%
Natural gas (MMcf)	3,021	2,070	46%
Natural gas liquids (MBbl)	485	438	11%
Barrels of oil equivalent (MBOE)	2,668	2,164	23%
Average Daily Production (Boepd)	14,661	11,958	23%

Average prices:
Oil (per Bbl)	$35.63	$55.17	(35)%
Natural gas (per Mcf)	$0.73	$0.59	24%
Natural gas liquids (per Bbl)	$9.76	$17.89	(45)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$58.04	$60.88	(5)%
Natural gas ($/Mcf)(1)	$1.21	$1.58	(23)%
Natural gas liquids ($/Bbl)	$9.76	$17.89	(45)%

(In thousands)
Oil revenues	$59,859	$76,214	(21)%
Natural gas revenues	$2,213	$1,223	81%
Natural gas liquids revenues	$4,729	$7,833	(40)%

Lease operating expense	$14,927	$14,066	6%
Production and ad valorem taxes	$4,502	$5,303	(15)%
Rig termination expense	$426	$—	NM
Impairment expense	$60,433	$—	NM
Depreciation, depletion and amortization	$47,558	$28,202	69%

General and administrative expense (excluding stock-based compensation)	$8,557	$9,418	(9)%
Stock-based compensation	$5,262	$4,473	18%
General and administrative expense	$13,819	$13,891	(1)%

Transaction costs	$381	$582	NM
Interest expense, net	$(3,021)	$(3,126)	(3)%

Unrealized gain (loss) on derivative contracts	$40,009	$(48,354)	NM
Realized gain on derivative contracts	$39,096	$9,956	NM
Gain (loss) on derivative contracts, net	$79,105	$(38,398)	NM

Income tax benefit (expense)	$18	$(153)	NM
(1) Includes $5.7 million and $2.1 million of cash proceeds related to hedges unwound during the second quarter of 2020 and first quarter of 2019, respectively.
NM – Not Meaningful

Oil revenues
For the six months ended June 30, 2020, oil revenues decreased by $16.4 million or 21% relative to the comparable period in 2019. Of the decrease, $27.0 million was attributable to a decrease in our realized price, partially offset by $10.6 million attributable to an increase in volume. Our average realized price per Bbl decreased from $55.17 for the six months ended June 30, 2019 to $35.63 or 35% for the six months ended June 30, 2020. We had a net increase in the volume of oil sold of 299 MBbls or 22%, primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.
Natural gas revenues
For the six months ended June 30, 2020, natural gas revenues increased by $1.0 million or 81% relative to the comparable period in 2019. Of the increase, $0.7 million was due to increased sales volume and $0.3 million was attributable to an increase in realized price. Our average realized price per Mcf increased 24% from $0.59 for the six months ended June 30, 2019 to $0.73 for the six months ended June 30, 2020. In the prior year period, lack of sufficient pipeline transportation resulted in low natural gas prices, which have improved in the current year period. The total volume of natural gas produced and sold increased 951 MMcf or 46% primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.
Natural gas liquids revenues
For the six months ended June 30, 2020, natural gas liquids revenues decreased by $3.1 million or 40% relative to the comparable period in 2019. Of the decrease, $3.6 million was attributable to a decrease in our realized price, partially offset by $0.5 million attributable to increased volume. The volume of natural gas liquids produced and sold increased by 47 MBbls or 11%, primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.
Lease operating expense (“LOE”)
LOE increased by $0.9 million or 6% for the six months ended June 30, 2020 relative to the comparable period in 2019, primarily due to additional producing wells brought online, which drove a 23% increase in production volume, offset by voluntary production shut-ins in May 2020, as well as a decrease in workover project costs as compared to the prior year period.
Production and ad valorem taxes
Production and ad valorem taxes for the six months ended June 30, 2020 increased by $0.8 million or 15% relative to the comparable period in 2019, as the impact of increased volume was more than offset by the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes declined slightly as compared to the prior year primarily due to lower realized commodity prices.
Rig termination expenses
During the six months ended June 30, 2020, we concluded our 2020 drilling program and released our contracted drilling rig operating in the Midland Basin, recording rig termination expense of $0.4 million.
Impairment expense
During the six months ended June 30, 2020, we recorded non-cash impairments totaling $60.4 million, which consisted of $25.3 million to proved oil and natural gas properties, $17.6 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the six months ended June 30, 2019.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the six months ended June 30, 2020 increased by $19.4 million, or 69% relative to the comparable period in 2019. The increase was primarily related to development and acquisition activity, partially offset by a first quarter 2020 impairment charge of $25.3 million, that resulted in increased costs subject to depletion. Other factors contributing to the increase were higher sales volumes and certain downward adjustments to our economically recoverable proved oil and natural gas reserves caused by lower commodity prices.
General and administrative expense (“G&A”)
G&A for the six months ended June 30, 2020 decreased by $0.1 million, or 1% relative to the comparable period in 2019, as the impact of cash-based incentive compensation, suspended in light of the drastic decline in commodity prices, was almost entirely offset by non-cash stock-based compensation expense related to awards granted in January 2020 employee severance costs and increased director and officer insurance premium costs.

Transaction costs
For the six months ended June 30, 2020, transaction costs decreased by $0.2 million primarily due to preliminary reimbursements from our major shareholder and insurance carrier partially offset by legal expenses associated with ongoing litigation related to the Bold Transaction which closed on May 9, 2017.
Interest expense, net
Interest expense decreased from $3.1 million for the six months ended June 30, 2019 to $3.0 million for the six months ended June 30, 2020, primarily due to lower effective interest rates on borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the six months ended June 30, 2020, we recorded a net gain on derivative contracts of $79.1 million, consisting of unrealized mark-to-market gains of $40.5 million related to our commodity hedges, unrealized mark-to-market losses of $0.5 million related to our interest rate swap and net realized gains on settlements of our commodity hedges of $39.1 million. For the six months ended June 30, 2019, we recorded a net loss on derivative contracts of $38.4 million, consisting of unrealized mark-to-market losses of $48.4 million related to our commodity hedges, partially offset by net realized gains on settlements of our commodity hedges of $10.0 million.
Income tax benefit (expense)
For the six months ended June 30, 2020, we recorded an income tax benefit of approximately $0.02 million which included (1) an income tax benefit for Lynden US of $0.01 million as a result of its share of the distributable income from EEH, (2) a deferred income tax expense for Earthstone of $0.06 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.01 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2020.
For the six months ended June 30, 2019, we recorded income tax expense of approximately $0.2 million which included (1) income tax benefit for Lynden US of $0.4 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $1.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2019.
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells in the Midland Basin, generally consisting of 7,500 to 12,000-foot lateral lengths, is capital intensive. At June 30, 2020, we had approximately $1.8 million in cash and approximately $106.4 million in unused borrowing capacity under our Credit Facility (discussed below) for a total of approximately $108.2 million in funds available for operational and capital funding.
We have no material long-term contracts, relatively low leverage, and a very strong hedge position, which affords us the flexibility to adjust our capital plan with no adverse impact on our current financial position. In March 2020, we took action to reduce our capital program to $50 - $60 million for 2020. We also initiated actions in an effort to reduce our general and administrative expenses. With the development of storage capacity constraints, in late April, we began voluntarily shutting in wells, first focusing on those with the lowest operating margins.
With a reduction in projected capital expenditures and no new wells coming online, we would expect lease operating expenses on a per Boe basis to increase. A portion of this increase would also result from acceleration of certain remedial well work which, to a limited extent, would offset expected production declines. This increase may be partially mitigated by our efforts to shut-in wells whose operating margins are negative.
COVID-19 has adversely impacted our revenues for the three and six months ended June 30, 2020 as a result of both low commodity prices and the aforementioned voluntary shut-ins. However, due to our commodity hedging activities offsetting those reduced revenues, there has been no overall adverse impact on our liquidity. Additionally, the borrowing base under our Credit Facility of $275 million remains unchanged from the March 27, 2020 redetermination and we are currently in compliance with all of its covenants.
Based on our production profile, cost structure, curtailed capital program and the hedge positions we have in place, we expect to generate adequate cash flows provided by operating activities to reduce debt in the second half of 2020. As a result, we believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Facility to meet our cash requirements for the next 12 months.
Working Capital
Working capital (presented below) was $17.0 million as of June 30, 2020, compared to a working capital deficit of $39.9 million as of December 31, 2019, representing an increase of $56.9 million. This increase consisted of a $29.5 million net increase in the fair value of our derivative contracts expected to settle in the 12 months proceeding June 30, 2020 resulting from low oil price futures as of June 30, 2020 and a $27.4 million reduction of other net current items resulting primarily from reduced drilling activity.
During the six months ended June 30, 2020, cash flows from operating activities of $57.1 million were primarily utilized to improve working capital and for capital expenditures. As such, only $1.4 million was used to pay outstanding borrowings under our Credit Facility.
The components of working capital are presented below:

	June 30,	December 31,
	2020	2019
Current assets:
Cash	$1,810	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	12,908	29,047
Joint interest billings and other, net of allowance of $80 and $83 at June 30, 2020 and December 31, 2019, respectively	7,779	6,672
Derivative asset	31,626	8,860
Prepaid expenses and other current assets	2,032	1,867
Total current assets	56,155	60,268

Current liabilities:
Accounts payable	$8,525	$25,284
Revenues and royalties payable	19,324	35,815
Accrued expenses	9,809	19,538
Asset retirement obligation	308	308
Derivative liability	169	6,889
Advances	93	11,505
Operating lease liabilities	763	570
Finance lease liabilities	119	206
Other current liabilities	—	43
Total current liabilities	39,110	100,158

Working Capital	$17,045	$(39,890)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2020 increased to $57.1 million compared to $55.3 million for the six months ended June 30, 2019, primarily due to changes in timing of payments and receipts in addition to an increase in our settlements of derivative contracts as compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2020 decreased to $67.2 million from $80.0 million for the six months ended June 30, 2019, primarily due to decreased drilling and completion activity as compared to the prior year period in light of the current market conditions.

Cash Flows from Financing Activities
Cash flows used in financing activities decreased to $1.9 million for the six months ended June 30, 2020 as compared to cash flows provided by financing activities of $30.1 million for the six months ended June 30, 2019, primarily due to lower borrowings under the Credit Facility (as defined below) in the current year period.
Capital Expenditures
Our accrual basis capital expenditures for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Drilling and completions	$3,083	$44,974
Leasehold costs	155	90
Total capital expenditures	$3,238	$45,064
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
As of June 30, 2020, $168.6 million of borrowings were outstanding, bearing annual interest of 2.457%, resulting in an additional $106.4 million of borrowing base availability under the Credit Facility. Additionally, the borrowing base under our Credit Facility of $275 million remains unchanged from the March 27, 2020 redetermination and we are currently in compliance with all of its covenants.
Hedging Activities
The following table sets forth our outstanding derivative contracts at June 30, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q3 - Q4 2020	Crude Oil	1,196,000	$58.35
Q1 - Q4 2021	Crude Oil	1,460,000	$55.16
Q3 - Q4 2020	Crude Oil Basis Swap (1)	1,196,000	$(1.50)
Q3 - Q4 2020	Crude Oil Basis Swap (2)	184,000	$2.55
Q3 - Q4 2020	Crude Oil Roll Swap (3)	1,104,000	$(1.79)
Q1 - Q4 2021	Crude Oil Basis Swap (1)	1,825,000	$1.05
Q3 - Q4 2020	Natural Gas	1,288,000	$2.85
Q1 - Q4 2021	Natural Gas	2,920,000	$2.71
Q3 - Q4 2020	Natural Gas Basis Swap (4)	1,288,000	$(1.07)
Q1 - Q4 2021	Natural Gas Basis Swap (4)	2,920,000	$(0.50)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.

(2)	The basis differential price is between WTI Houston and the WTI NYMEX.

(3)	The swap is between WTI Roll and the WTI NYMEX.

(4)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2020, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
The following risk factors should be considered in addition to the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
There were no unregistered sales of equity securities during the three and six months ended June 30, 2020.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2020	—	$—	—	—
May 2020	—	—	—	—
June 2020	57,810	$2.91	—	—

(1)
All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Furnished Herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act		X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act		X
101	Interactive Data Files (formatted as Inline XBRL).	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

Date:	August 5, 2020	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration