Form 10-Q
period 2020-09-30
EARTHSTONE ENERGY INC
filed 2020-11-04
CIK 10254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________________

FORM 10-Q

_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 29, 2020, 30,210,749 shares of Class A Common Stock, $0.001 par value per share, and 35,009,371 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash	$5,311	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	12,097	29,047
Joint interest billings and other, net of allowance of $80 and $83 at September 30, 2020 and December 31, 2019, respectively	11,548	6,672
Derivative asset	25,097	8,860
Prepaid expenses and other current assets	1,560	1,867
Total current assets	55,613	60,268

Oil and gas properties, successful efforts method:
Proved properties	995,666	970,808
Unproved properties	236,482	260,271
Land	5,382	5,382
Total oil and gas properties	1,237,530	1,236,461
Accumulated depreciation, depletion and amortization	(271,012)	(195,567)
Net oil and gas properties	966,518	1,040,894

Other noncurrent assets:
Goodwill	—	17,620
Office and other equipment, net of accumulated depreciation and amortization of $3,558 and $3,180 at September 30, 2020 and December 31, 2019, respectively	1,044	1,311
Derivative asset	4,727	770
Operating lease right-of-use assets	2,769	3,108
Other noncurrent assets	1,331	1,572
TOTAL ASSETS	$1,032,002	$1,125,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,910	$25,284
Revenues and royalties payable	28,047	35,815
Accrued expenses	12,844	19,538
Asset retirement obligation	308	308
Derivative liability	1,040	6,889
Advances	93	11,505
Operating lease liabilities	768	570
Finance lease liabilities	96	206
Other current liabilities	11	43
Total current liabilities	50,117	100,158

Noncurrent liabilities:
Long-term debt	130,000	170,000
Deferred tax liability	15,294	15,154
Asset retirement obligation	2,027	1,856
Derivative liability	577	—
Operating lease liabilities	2,001	2,539
Finance lease liabilities	15	85
Other noncurrent liabilities	138	—
Total noncurrent liabilities	150,052	189,634

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 30,210,749 and 29,421,131 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30	29
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,009,371 and 35,260,680 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35	35
Additional paid-in capital	537,990	527,246
Accumulated deficit	(186,787)	(181,711)
Total Earthstone Energy, Inc. equity	351,268	345,599
Noncontrolling interest	480,565	490,152
Total equity	831,833	835,751
TOTAL LIABILITIES AND EQUITY	$1,032,002	$1,125,543

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Oil	$33,158	$35,443	$93,017	$111,657
Natural gas	2,642	903	4,855	2,126
Natural gas liquids	5,247	2,858	9,976	10,691
Total revenues	41,047	39,204	107,848	124,474

OPERATING COSTS AND EXPENSES
Lease operating expense	7,044	6,419	21,971	20,485
Production and ad valorem taxes	2,696	2,698	7,198	8,001
Rig termination expense	—	—	426	—
Depreciation, depletion and amortization	28,538	14,079	76,096	42,281
Impairment expense	2,115	—	62,548	—
General and administrative expense	5,796	6,057	19,615	19,948
Transaction costs	(705)	215	(324)	797
Accretion of asset retirement obligation	47	52	137	160
Exploration expense	—	—	298	—
Total operating costs and expenses	45,531	29,520	187,965	91,672

(Loss) gain on sale of oil and gas properties	—	(120)	198	(446)

(Loss) income from operations	(4,484)	9,564	(79,919)	32,356

OTHER INCOME (EXPENSE)
Interest expense, net	(1,186)	(1,609)	(4,207)	(4,735)
(Loss) gain on derivative contracts, net	(6,040)	18,726	73,065	(19,672)
Other income (expense), net	(18)	21	120	(1)
Total other income (expense)	(7,244)	17,138	68,978	(24,408)

(Loss) income before income taxes	(11,728)	26,702	(10,941)	7,948
Income tax expense	(130)	(575)	(112)	(728)
Net (loss) income	(11,858)	26,127	(11,053)	7,220

Less: Net (loss) income attributable to noncontrolling interest	(6,413)	14,357	(5,977)	3,877

Net (loss) income attributable to Earthstone Energy, Inc.	$(5,445)	$11,770	$(5,076)	$3,343

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.18)	$0.41	$(0.17)	$0.12
Diluted	$(0.18)	$0.41	$(0.17)	$0.12

Weighted average common shares outstanding:
Basic	30,073,635	29,032,842	29,810,705	28,883,907
Diluted	30,073,635	29,032,842	29,810,705	28,883,907

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946
Stock-based compensation expense	—	—	—	—	2,568	—	2,568	—	2,568
Vesting of restricted stock units, net of taxes paid	165,399	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	57,810	—	—	—	(170)	—	(170)	—	(170)
Cancellation of treasury shares	(57,810)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	2,000	(2,000)	—	—	28	—	28	(28)	—
Net loss	—	—	—	—	—	(16,339)	(16,339)	(19,570)	(35,909)
At June 30, 2020	30,020,357	35,058,687	$30	$35	$535,049	$(181,342)	$353,772	$487,663	$841,435
Stock-based compensation expense	—	—	—	—	2,403	—	2,403	—	2,403
Vesting of restricted stock units, net of taxes paid	141,076	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	54,268	—	—	—	(147)	—	(147)	—	(147)
Cancellation of treasury shares	(54,268)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	49,316	(49,316)	—	—	685	—	685	(685)	—
Net loss	—	—	—	—	—	(5,445)	(5,445)	(6,413)	(11,858)
At September 30, 2020	30,210,749	35,009,371	$30	$35	$537,990	$(186,787)	$351,268	$480,565	$831,833

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2018	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	2,212	—	2,212	—	2,212
Vesting of restricted stock units, net of taxes paid	166,140	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	59,261	—	—	—	(396)	—	(396)	—	(396)
Cancellation of treasury shares	(59,261)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,204)	(17,204)	(21,239)	(38,443)
At March 31, 2019	28,862,461	35,452,178	$29	$35	$518,889	$(199,634)	$319,319	$470,712	$790,031
Stock-based compensation expense	—	—	—	—	2,261	—	2,261		2,261
Vesting of restricted stock units, net of taxes paid	133,311	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	43,344	—	—	—	(265)	—	(265)	—	(265)
Cancellation of treasury shares	(43,344)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	35,732	(35,732)	—	—	476	—	476	(476)	—
Net income	—	—	—	—	—	8,777	8,777	10,759	19,536
At June 30, 2019	29,031,504	35,416,446	$29	$35	$521,361	$(190,857)	$330,568	$480,995	$811,563
Stock-based compensation expense	—	—	—	—	2,207	—	2,207		2,207
Vesting of restricted stock units, net of taxes paid	118,716	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	49,111	—	—	—	(166)	—	(166)	—	(166)
Cancellation of treasury shares	(49,111)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	11,770	11,770	14,357	26,127
At September 30, 2019	29,150,220	35,416,446	$29	$35	$523,402	$(179,087)	$344,379	$495,352	$839,731

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,053)	$7,220
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,096	42,281
Impairment of proved and unproved oil and gas properties	44,928	—
Impairment of goodwill	17,620	—
Accretion of asset retirement obligations	137	160
Settlement of asset retirement obligations	—	(179)
(Gain) loss on sale of oil and gas properties	(198)	446
Total (gain) loss on derivative contracts, net	(73,065)	19,672
Operating portion of net cash received in settlement of derivative contracts	47,599	13,660
Stock-based compensation	7,665	6,680
Deferred income taxes	112	728
Amortization of deferred financing costs	241	336
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	12,102	(5,585)
(Increase) decrease in prepaid expenses and other current assets	(264)	(28)
Increase (decrease) in accounts payable and accrued expenses	1,976	(8,330)
Increase (decrease) in revenues and royalties payable	(7,768)	(9,042)
Increase (decrease) in advances	(11,412)	17,720
Net cash provided by operating activities	104,716	85,739
Cash flows from investing activities:
Additions to oil and gas properties	(72,869)	(120,685)
Additions to office and other equipment	(111)	(379)
Proceeds from sales of oil and gas properties	409	2
Net cash used in investing activities	(72,571)	(121,062)
Cash flows from financing activities:
Proceeds from borrowings	93,923	165,272
Repayments of borrowings	(133,923)	(119,099)
Cash paid related to the exchange and cancellation of Class A Common Stock	(531)	(827)
Cash paid for finance leases	(125)	(355)
Deferred financing costs	—	(228)
Net cash (used in) provided by financing activities	(40,656)	44,763
Net (decrease) increase in cash	(8,511)	9,440
Cash at beginning of period	13,822	376
Cash at end of period	$5,311	$9,816
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,613	$4,235
Non-cash investing and financing activities:
Accrued capital expenditures	$2,213	$50,615
Lease asset additions - ASC 842	$—	$4,710
Asset retirement obligations	$44	$43

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2020.

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

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$25,097	$—	$25,097
Derivative asset - noncurrent	—	4,727	—	4,727
Total financial assets	$—	$29,824	$—	$29,824

Financial liabilities
Derivative liability - current	$—	$1,040	$—	$1,040
Derivative liability - noncurrent	—	577	—	577
Total financial liabilities	$—	$1,617	$—	$1,617

December 31, 2019
Financial assets
Derivative asset - current	$—	$8,860	$—	$8,860
Derivative asset - noncurrent	—	770	—	770
Total financial assets	$—	$9,630	$—	$9,630

Financial liabilities
Derivative liability - current	$—	$6,889	$—	$6,889
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$6,889	$—	$6,889

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the nine months ended September 30, 2020. See further discussion in Note 4. Asset Impairments.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2020:

	Price Swaps
		Volume	Weighted Average Price
Period	Commodity	(Bbls / MMBtu)	($/Bbl / $/MMBtu)
Q4 2020	Crude Oil	552,000	$60.65
Q1 - Q4 2021	Crude Oil	1,460,000	$55.16
Q4 2020	Crude Oil Basis Swap (1)	598,000	$(1.50)
Q4 2020	Crude Oil Basis Swap (2)	92,000	$2.55
Q4 2020	Crude Oil Roll Swap (3)	552,000	$(1.79)
Q1 - Q4 2021	Crude Oil Basis Swap (1)	1,825,000	$1.05
Q4 2020	Natural Gas	644,000	$2.85
Q1 - Q4 2021	Natural Gas	4,380,000	$2.76
Q4 2020	Natural Gas Basis Swap (4)	644,000	$(1.07)
Q1 - Q4 2021	Natural Gas Basis Swap (4)	4,380,000	$(0.45)

(1)	The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)	The basis differential price is between WTI Houston and the WTI NYMEX.
(3)	The swap is between WTI Roll and the WTI NYMEX.
(4)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

Interest Rate Swaps

At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.

The Company had the following interest rate swaps as of September 30, 2020:

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2020			December 31, 2019
Derivatives not		Gross		Net	Gross		Net
designated as hedging	Balance	Recognized	Gross	Recognized	Recognized	Gross	Recognized
contracts under ASC	Sheet	Assets /	Amounts	Assets /	Assets /	Amounts	Assets /
Topic 815	Location	Liabilities	Offset	Liabilities	Liabilities	Offset	Liabilities
Commodity contracts	Derivative asset - current	$26,773	$(1,676)	$25,097	$13,321	$(4,461)	$8,860
Commodity contracts	Derivative liability - current	$2,539	$(1,676)	$863	$11,350	$(4,461)	$6,889
Interest rate swaps	Derivative liability - current	$177	$—	$177	$—	$—	$—
Commodity contracts	Derivative asset - noncurrent	$4,727	$—	$4,727	$1,031	$(261)	$770
Commodity contracts	Derivative liability - noncurrent	$355	$—	$355	$261	$(261)	$—
Interest rate swaps	Derivative liability - noncurrent	$222	$—	$222	$—	$—	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

			Three Months Ended		Nine Months Ended
Derivatives not designated as hedging contracts under ASC Topic 815			September 30,		September 30,
	Statement of Cash Flows Location	Statement of Operations Location	2020	2019	2020	2019
Unrealized (loss) gain	Not separately presented	Not separately presented	$(14,543)	$15,021	$25,466	$(33,332)
Realized gain	Operating portion of net cash received in settlement of derivative contracts	Not separately presented	8,503	3,705	47,599	13,660
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(6,040)	$18,726	$73,065	$(19,672)

Included in Accounts receivable under the subheading of Joint interest billings and other in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are $3.6 million and $0.6 million, respectively, related to commodity hedge contracts settled as of that date for which the cash has not been received.

Note 4. Asset Impairments

The Company had the following non-cash asset impairment charges for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Proved property	$—	$25,252
Unproved property	2,115	19,676
Goodwill	—	17,620
Impairment expense	$2,115	$62,548

See further discussion of non-cash asset impairment charges to Proved property and Unproved property in Note 5. Oil and Natural Gas Properties and non-cash asset impairment charges to Goodwill in Note 15. Goodwill.

The Company did not record any impairments during the three and nine months ended September 30, 2019.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and nine months ended September 30, 2020, depletion expense for oil and gas producing property and related equipment was $28.4 million and $75.7 million, respectively. For the three and nine months ended September 30, 2019, depletion expense for oil and gas producing property and related equipment was $13.9 million and $41.7 million, respectively.

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

Impairments to Oil and Natural Gas Properties

During the three months ended March 31, 2020, as a result of the recent decline in crude oil price futures, the Company recorded non-cash impairment charges of $25.3 million to its proved oil and natural gas properties and $11.3 million to its unproved oil and natural gas properties, located in the Eagle Ford Trend. No such impairments were recorded in the three months ended September 30, 2020. As a result of certain acreage expirations, the Company recorded non-cash impairment charges of $2.1 million and $8.4 million to its unproved oil and natural gas properties during the three and nine months ended September 30, 2020, respectively.

The Company did not record any impairments to its oil and natural gas properties for the three and nine months ended September 30, 2019.

Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties as of September 30, 2020 and December 31, 2019, are summarized below (in thousands):

	September 30,	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Proved properties	$1,096,318	$1,046,208
Accumulated impairment to proved properties	(100,652)	(75,400)
Proved properties, net of accumulated impairments	995,666	970,808
Unproved properties	301,847	305,961
Accumulated impairment to Unproved properties	(65,365)	(45,690)
Unproved properties, net of accumulated impairments	236,482	260,271
Land	5,382	5,382
Total oil and gas properties, net of accumulated impairments	1,237,530	1,236,461
Accumulated depreciation, depletion and amortization	(271,012)	(195,567)
Net oil and gas properties	$966,518	$1,040,894

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Noncontrolling Interest

Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net (loss) income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 represents the portion of net (loss) income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2020:

	EEH Units Held				Total EEH
	By Earthstone		EEH Units Held		Units
	and Lynden US	%	By Others	%	Outstanding
As of December 31, 2019	29,421,131	45.5%	35,260,680	54.5%	64,681,811
EEH Units and Class B Common Stock converted to Class A Common Stock	251,309		(251,309)		—
EEH Units issued in connection with the vesting of restricted stock units	538,309		—		538,309
As of September 30, 2020	30,210,749	46.3%	35,009,371	53.7%	65,220,120

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

A reconciliation of Net (loss) income per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income attributable to Earthstone Energy, Inc.	$(5,445)	$11,770	$(5,076)	$3,343

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.18)	$0.41	$(0.17)	$0.12
Diluted	$(0.18)	$0.41	$(0.17)	$0.12

Weighted average common shares outstanding
Basic	30,073,635	29,032,842	29,810,705	28,883,907
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—	—	—
Unvested performance units (1)	—	—	—	—
Diluted weighted average common shares outstanding	30,073,635	29,032,842	29,810,705	28,883,907

(1)     For the three and nine months ended September 30, 2020 and 2019, the Company had no dilutive effect related to unvested restricted stock units or performance units as, under the treasury stock method, the proceeds from the average unrecognized expense for both during these periods were in excess of the weighted average outstanding fair value for the unvested shares for the same periods.

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $6.4 million for the three months ended September 30, 2020 and net loss attributable to noncontrolling interest of $6.0 million for the nine months ended September 30, 2020 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.

Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $14.4 million for the three months ended September 30, 2019 and net income attributable to noncontrolling interest of $3.9 million for the nine months ended September 30, 2019 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Common Stock

Class A Common Stock

At September 30, 2020 and December 31, 2019, there were 30,210,749 and 29,421,131 shares of Class A Common Stock issued and outstanding, respectively. During the three and nine months ended September 30, 2020, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 195,344 and 726,082 shares, respectively, of Class A Common Stock, of which 54,268 and 187,773 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and nine months ended September 30, 2019, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 167,827 and 569,883 shares, respectively, of Class A Common Stock, of which 49,111 and 151,716 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. Additionally, as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.

Class B Common Stock

At September 30, 2020 and December 31, 2019, there were 35,009,371 and 35,260,680 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and nine months ended September 30, 2020, 49,316 and 251,309 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and nine months ended September 30, 2019, 35,732 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.

Note 9. Stock-Based Compensation

Restricted Stock Units

The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of September 30, 2020, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 9.4 million shares.

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

The table below summarizes RSU award activity for the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	1,107,796	$6.60
Granted	568,900	$5.15
Forfeited	(1,083)	$5.19
Vested	(726,082)	$6.43
Unvested RSUs at September 30, 2020	949,531	$5.86

As of September 30, 2020, there was $5.4 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.85 years.

For the three and nine months ended September 30, 2020, Stock-based compensation related to RSUs was $1.2 million and $4.2 million, respectively. For the three and nine months ended September 30, 2019, Stock-based compensation related to RSUs was $1.4 million and $4.5 million, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Units

The table below summarizes performance unit (“PSU”) activity for the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	835,625	$10.51
Granted	1,043,800	$5.36
Unvested PSUs at September 30, 2020	1,879,425	$7.65

On January 30, 2020, the Board of Directors of Earthstone (the “Board”) granted 1,043,800 PSUs (the “2020 PSUs”) to certain officers pursuant to the 2014 Plan (the “2020 Grant”). The 2020 Grant was subject to the approval of an amendment to the 2014 Plan to increase the number of available shares available thereunder (the “2014 Plan Amendment”). The 2014 Plan Amendment was approved at the 2020 annual meeting of stockholders held on June 3, 2020. The 2020 PSUs are payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 1, 2020 and ending on January 31, 2023 (the “Performance Period”) of certain performance criteria established by the Board.

The 2020 PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on February 1, 2020. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2.0
14.5%	1.0
8.4%	0.5
Less than 8.4%	0.0

In the event that greater than 1.0x of the 2020 PSUs are earned, such additional PSUs may be paid in cash rather than the issuance of shares of Class A Common Stock. Based on the COVID-19 pandemic and the recent commodity price crash, the Company believes that the target annualized TSR of 14.5% included in the 2020 PSU awards will be difficult to achieve.

The Company accounts for these awards as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2020 PSUs, assuming a risk-free rate of 1.4% and volatility of 62.0%, the Company calculated the weighted average grant date fair value per PSU to be $5.36.

As of September 30, 2020, there was $7.3 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 0.98 years.

For the three and nine months ended September 30, 2020, Stock-based compensation related to the PSUs was approximately $1.2 million and $3.5 million, respectively. For the three and nine months ended September 30, 2019, Stock-based compensation related to the PSUs was approximately $0.8 million and $2.2 million, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 28, 2020, Earthstone, EEH, Wells Fargo, the guarantors party thereto, and the Lenders entered into an amendment (the “Amendment”) to the Credit Facility. Among other things, the Amendment decreased the borrowing base from $275 million to $240 million, increased the interest rate on outstanding borrowings by 25 to 50 basis points, increased the flexibility to finance and make acquisitions, and added certain restrictions related to dividends and distributions.

The next regularly scheduled redetermination of the borrowing base is on or around April 1, 2021. Subsequent redeterminations will occur on or about each November 1st and May 1st thereafter. The amounts borrowed under the Credit Facility bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 2.00% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.00% to 2.25%, depending on the amount borrowed under the Credit Facility. Principal amounts outstanding under the Credit Facility are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Facility include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Facility, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.

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

In addition, the Credit Facility requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 4.0 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which was calculated as EBITDAX for the four consecutive fiscal quarters ending on such date. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income, the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.

The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2020, EEH was in compliance with the covenants under the Credit Facility.

As of September 30, 2020, $130.0 million of borrowings were outstanding, bearing annual interest of 2.658%, resulting in an additional $110.0 million of borrowing base availability under the Credit Facility. At December 31, 2019, there were $170.0 million of borrowings outstanding under the Credit Facility.

For the nine months ended September 30, 2020, under the Credit Facility, the Company had borrowings of $93.9 million and $133.9 million in repayments of borrowings.

For the three and nine months ended September 30, 2020, interest on borrowings under the Credit Facility averaged 2.48% and 2.89% per annum, respectively, which excluded commitment fees of $0.2 million and $0.5 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2019, interest on borrowings under the Credit Facility averaged 4.38% and 4.53% per annum, respectively, which excluded commitment fees of $0.2 million and $0.5 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.3 million, respectively.

The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. No costs associated with the Credit Facility were capitalized during the three and nine months ended September 30, 2020 nor 2019.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, (in thousands):

2020
Beginning asset retirement obligations	$2,164
Liabilities incurred	46
Accretion expense	137
Divestitures	(10)
Revision of estimates	(2)
Ending asset retirement obligations	$2,335

Note 12. Related Party Transactions

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.

Earthstone's majority shareholder consists of various investment funds managed by a private equity firm who may manage other investments in entities with which the Company interacts in the normal course of business. On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of Earthstone’s majority shareholder (not under common control) for cash consideration of approximately $0.4 million.

In connection with the Olenik v. Lodzinski et al. lawsuit described below in Note 13. Commitments and Contingencies, Earthstone’s majority shareholder was also named in the lawsuit. As a result of the Settlement Agreement (defined below), the Company has concluded negotiations with its insurance carrier regarding an allocation of defense costs and settlement contributions above its deductible for all the parties named in the lawsuit. In June 2020, the Company received $0.6 million in preliminary reimbursements from its majority shareholder and as of September 30, 2020 recorded a receivable in the amount of $0.6 million from its majority shareholder based on estimated additional defense costs to finalize the settlement and the respective allocated portion of the settlement payments.

Note 13. Commitments and Contingencies

Legal

From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.

Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or  incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. After engaging in extensive pre-trial discovery, the parties engaged in a mediation process that resulted in a non-binding settlement term sheet on September 21, 2020. The term sheet is being translated into a Stipulation and Agreement of Compromise, Settlement and Release Agreement (the “Settlement Agreement”) between the parties and will then be filed with the Delaware Court of Chancery for approval. The principal terms of the anticipated Settlement Agreement are as follows:  (i) a $3.5 million all-in cash settlement payment (the “Fund”) to be funded by defendants and/or their insurers into an escrow account, (ii) a bi-lateral complete and full release of all claims against defendants and plaintiffs, and (iii) that 55% of the Fund (the derivative payment) be paid to Earthstone to be used as determined by management, according to their fiduciary duties and business judgment, 45% of the Fund (the class payment) be paid to members of the class or current stockholders of Earthstone. The Company expects court approval of the Settlement Agreement and in addition estimates the insurance carriers and related affiliates to reimburse the Company in the amount of $2.8 million and $0.1 million, respectively. As described above, the Company expects to receive a portion of the derivative payment, however, the amount cannot be reasonably determined at this time.

Prior to September 30, 2020, due to uncertainty of reimbursement, the Company recorded and accrued litigation costs when incurred and recorded insurance reimbursements as an offset only when proceeds were received in Transactions costs. In light of the Settlement Agreement, insurance carrier agreement on allocation of defense costs and settlement payment combined with the history of reimbursements from insurance carriers and related affiliate, a high probability of reimbursement exists. Accordingly, the Company has accrued $3.75 million related to the Settlement Agreement and estimated final defense costs associated with this legal action included in Accrued expenses in the Condensed Consolidated Balance Sheets, offset by an accrued $5.7 million of estimated reimbursements from insurance carriers and the majority shareholder which are included in Accounts receivable: Joint interest billings and other, net in the Condensed Consolidated Balance Sheets, with the impact of both items included in Transaction costs in the Condensed Consolidated Statements of Operations.

Environmental and Regulatory

As of September 30, 2020, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2020, the Company recorded income tax expense of approximately $0.1 million which included (1) no income tax expense for Lynden US as a result of its share of the distributable income from EEH, (2) a deferred income tax benefit for Earthstone of $0.8 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, the Company recorded income tax expense of approximately $0.7 million which included (1) income tax benefit for Lynden US of $0.1 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $0.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2019.

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

A discounted future cash flow analysis of the properties to which the Goodwill was associated was performed based on commodity price futures as of March 31, 2020. The resulting fair value was lower than the net book value of the associated properties. Additionally, the Company’s enterprise value, calculated as the combined market capitalization of the Company’s equity and long-term debt, was lower than the book value of its assets, without allocating between the Company's two major properties, Midland properties and Eagle Ford properties. Accordingly, the entire $17.6 million balance of Goodwill was impaired on that date. No additional impairments have been recorded to Goodwill through September 30, 2020. The Company did not have any non-cash impairment charges to Goodwill for the three and nine months ended September 30, 2019.

Accumulated impairments to Goodwill as of September 30, 2020 and December 31, 2019 were $36.7 million and $19.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized under “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K and “Part II, Item 1A - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 that were filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of oil and natural gas, which has adversely affected our business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to it impact demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the period of such disruption continues, the greater the adverse impact will be on our business. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.

Operational Status

As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking mitigation efforts and steps to protect the health and safety of our employees. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues to date. Our non-field personnel had been working remotely, using information technology in which we previously invested. More recently, the majority of our non-field personal have been working at our corporate offices while adhering to County and CDC guidelines. Upon returning to work at our corporate offices, we implemented protocols that consist of required mask wearing zones, installed sanitization equipment in various locations and practice social distancing in gathering areas such as conference rooms. We have managed and conducted both field and non-field functions effectively thus far, including our day to day operations, our accounting and financial reporting systems and our internal control over financial reporting. We will continue to focus on the health and safety of our employees in conformity with the respective jurisdictional mitigation guidelines.

Commodity Market Challenges

The significant decline in commodity prices resulting from the COVID-19 pandemic has negatively impacted producers of oil, natural gas and NGLs in the U.S. and elsewhere. The COVID-19 pandemic resulted in global consumer demand contraction and the ensuing supply/demand imbalance is in turn having a disruptive impact on oil and gas exploration and production. In April 2020, WTI crude oil prices averaged $16.55/Bbl and briefly fell below $0/Bbl, closing at -$36.98/Bbl on April 20, 2020. In response, management began to voluntarily shut-in as much production as was feasible in an effort to preserve reserves to sell in the future. As prices returned to acceptable levels, management returned those wells to production as quickly as possible, beginning in late May and early June. Management estimates that total net production was curtailed by approximately 60% in May, with minimal volumes curtailed in April and June. Since early June, WTI crude oil prices have averaged over $40/Bbl and we have been operating at full production capacity.

While crude prices have recovered from recent lows, further recovery in demand and reductions in global oil inventories will be required to return oil prices to pre-pandemic and economic slowdown levels. Within the U.S., the combination of producer activity reduction and production curtailments was sufficient to reduce domestic supply below demand and prevent material infrastructure operational curtailments from occurring. However, with curtailed U.S. volumes returning, we may choose to curtail some or all of our estimated production due to future changes in supply and demand fundamentals.

Operational/Financial Challenges

It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. There is a range of possible outcomes, depending upon how quickly both economic activity and the demand for oil recovers which is a function of how quickly solutions are developed to overcome the effects of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. Assuming that oil prices stay depressed or worsen, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. We will have to manage the possibility of well shut-ins, both voluntary and involuntary, to preserve our assets and cash flows. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. Since the beginning of 2020, our borrowing base has been reduced from $325 million to $240 million. Further significant reductions in the borrowing base under our Credit Facility could create a borrowing base deficiency which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.

The ongoing effects of COVID-19, including a substantial decrease in economic activity, have contributed to equity market volatility and resulted in a global recession. Similar to other producers in our business, we experienced volatility and a decline in the price of our Class A common stock. While the price of our Class A common stock has recently stabilized somewhat, it remains historically low.

Liquidity

In March 2020, in response to the significant decrease in commodity prices, we significantly reduced our capital program for 2020 and halted all drilling and completion activity. In light of recent oil price recoveries and meaningful service cost reductions compared to earlier in the year, we have commenced completions of a six-well pad and currently expect total capital spending for 2020 to be in the range of $65 - $70 million. Additionally, we currently expect to begin completions of a five-well pad in January 2021. We expect to fund these completions with internally generated cash flows.

COVID-19 has adversely impacted our revenues in the three and nine months ended September 30, 2020 as a result of both low commodity prices and our voluntary shut-ins. However, due to our commodity hedging activities partially offsetting those reduced revenues, there has been no significant overall impact on our cash flows from producing activities.

Since the beginning of 2020, our borrowing base has been reduced through two sequential reductions from $325 million to $240 million. We continue remain in compliance with all covenants under our Credit Facility. If commodity prices continue to be depressed, we may experience future borrowing base reductions.

For further discussion of our liquidity as of September 30, 2020, see Liquidity and Capital Resources below.

Oil and Gas Reserves

In line with our borrowing base reductions, our oil and gas reserves have significantly been reduced primarily due to the significant decrease in commodity prices from year end. Further deterioration of commodity prices would further negatively impact our oil and gas reserves.

Impairments

The COVID-19 effects resulted in impairments in the first quarter on our proved developed properties and undeveloped properties in the amount of $25.3 million and $11.3 million, respectively. Further reductions in our oil and gas reserves and commodity prices may result in additional impairments on our oil and gas properties. Including impairments for certain acreage expirations, impairments on our proved developed properties and undeveloped properties for the nine months ended September 30, 2020 were $25.3 million and $19.7 million, respectively.

Government Assistance

Although management explored all assistance available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was not eligible for any of the programs therein with the exception of the deferral of employment tax deposits and payments which management has currently not elected to pursue.

Impact on Capital Program

In light of the current economic environment, we have reduced our 2020 capital program in order to preserve capital and cash flows. Our short-term strategy is to weather COVID-19 and be in a position, when the time comes, to execute our long-term business strategy to develop our properties efficiently, as well as being able to take advantage of growth opportunities as they arise. However, an extended period of severely depressed commodity prices and low demand may create more uncertainty in our ability to model and make plans to participate in any economic recovery.

Employee Reduction Measures

In June 2020, management completed a workforce reduction effort that reduced the number of full-time employees from 68 to 60 by month end, resulting in over a 10% decrease in aggregate salaries and wages going forward. Severance related costs associated with these reduction measures resulted in operating expenses of $0.4 million in June 2020. At this time, management has no future plans for further workforce reductions; however, if adverse industry conditions persist, further employee reduction measures may be necessary.

Outlook

We do not expect commodity prices to return to pre-pandemic levels in the short term. In the longer term, we believe the U.S. and world economies will recover and the demand for oil will return in the range of pre-COVID-19 levels as more developments occur in meeting and addressing COVID-19 business challenges. Our current financial focus is to maintain the health of our balance sheet and continue limited capital expenditures with our internally generated cash flows to enable us to be in a position to execute a business strategy as commodity prices return to pre-pandemic levels.

Recent Developments

Borrowing Base Redetermination

On September 28, 2020, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association as Administrative Agent (“Wells Fargo”), the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Amendment”) to the Credit Agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders (together with all amendments or other modifications, the “Credit Facility”). Among other things, the Amendment decreased the borrowing base from $275 million to $240 million, increased the interest rate on outstanding borrowings by 25 to 50 basis points, increased the flexibility to finance and make acquisitions, and added certain restrictions related to dividends and distributions.

As of September 30, 2020, we had outstanding borrowings under our Credit Facility of $130 million, which represents a reduction of 24% compared to the $170 million in outstanding borrowings as of December 31, 2019. Our only debt is borrowings under our Credit Facility.

Consolidation Focus

We believe that the current industry environment will move to more consolidations; however, execution may be hampered by producers with high debt levels and sellers unwilling to acknowledge persistent low commodity prices. We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the COVID-19 induced low oil price. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities with distressed assets or corporations that will be distressed in the near future which would provide us the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage that would allow for longer horizontal laterals that would provide for higher economic returns when commodity prices recover and we return to asset development. In short, we believe we are well qualified to be a consolidator which could increase the scale of our operations and add value to our shareholders.

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

As previously disclosed, we completed three wells in southeast Reagan County in late March and brought them online in April, prior to voluntarily shutting the wells in for the duration of the month of May. In May, approximately 60% of our total production was shut-in. As oil prices have improved since then, we have returned to full production capacity. We have experienced no adverse effects from this short-term curtailment and have incurred no significant costs in restoring production.

In late May, we concluded our 2020 drilling program and released our contracted rig operating in the Midland Basin. During the first half of the year, we drilled a total of five wells in our Hamman Upton project along with six wells in our Ratliff unit, all located in Upton County, Texas. We have commenced completions of the six-well pad in our Ratliff unit and expect to begin completions of the five-well Hamman Upton pad in January 2021.

Despite the disruption in the oil markets resulting from the COVID-19 pandemic, we continue to seek acreage trade and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020.

Results of Operations

Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019

	Three Months Ended
	September 30,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	839	646	30%
Natural gas (MMcf)	2,010	1,248	61%
Natural gas liquids (MBbl)	386	267	45%
Barrels of oil equivalent (MBOE)	1,560	1,121	39%
Average Daily Production (Boepd)	16,959	12,181	39%

Average prices:
Oil (per Bbl)	$39.50	$54.89	(28)%
Natural gas (per Mcf)	$1.31	$0.72	82%
Natural gas liquids (per Bbl)	$13.60	$10.71	27%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$49.34	$59.43	(17)%
Natural gas ($/Mcf)	$1.45	$1.34	8%
Natural gas liquids ($/Bbl)	$13.60	$10.71	27%

(In thousands)
Oil revenues	$33,158	$35,443	(6)%
Natural gas revenues	$2,642	$903	193%
Natural gas liquids revenues	$5,247	$2,858	84%

Lease operating expense	$7,044	$6,419	10%
Production and ad valorem taxes	$2,696	$2,698	(0)%
Impairment expense	$2,115	$—	NM
Depreciation, depletion and amortization	$28,538	$14,079	103%

General and administrative expense (excluding stock-based compensation)	$3,393	$3,850	(12)%
Stock-based compensation	$2,403	$2,207	9%
General and administrative expense	$5,796	$6,057	(4)%

Transaction costs	$(705)	$215	NM
Interest expense, net	$(1,186)	$(1,609)	(26)%

Unrealized (loss) gain on derivative contracts	$(14,543)	$15,021	NM
Realized gain on derivative contracts	$8,503	$3,705	NM
(Loss) gain on derivative contracts, net	$(6,040)	$18,726	NM

Income tax expense	$(130)	$(575)	NM

NM – Not Meaningful

Oil revenues

For the three months ended September 30, 2020, oil revenues decreased by $2.3 million or 6% relative to the comparable period in 2019. Of the decrease, $9.9 million was due to a decrease in our realized price, partially offset by $7.6 million attributable to an increase in volume. Our average realized price per Bbl decreased from $54.89 for the three months ended September 30, 2019 to $39.50 or 28% for the three months ended September 30, 2020. We had a net increase in the volume of oil sold of 194 MBbls or 30%, primarily due to new wells brought online in 2020.

Natural gas revenues

For the three months ended September 30, 2020, natural gas revenues increased by $1.7 million or 193% relative to the comparable period in 2019. Of the increase, $1.0 million was attributable to increased sales volume and $0.7 million was due to an increase in realized price. The total volume of natural gas produced and sold increased by 762 MMcf or 61% primarily due to new wells brought online in 2020. In the prior year's quarter, lack of sufficient pipeline transportation resulted in low natural gas prices, which have improved in the current year's quarter. Our average realized price per Mcf increased 82% from $0.72 for the three months ended September 30, 2019 to $1.31 for the three months ended September 30, 2020.

Natural gas liquids revenues

For the three months ended September 30, 2020, natural gas liquids revenues increased by $2.4 million or 84% relative to the comparable period in 2019. Of the increase, $1.6 million was due to increased volume and $0.8 million was attributable to an increase in our realized price. The volume of natural gas liquids produced and sold increased by 119 MBbls or 45%, primarily due to new wells brought online in 2020. Our average realized price per Bbl increased 27% from $10.71 for the three months ended September 30, 2019 to $13.60 for the three months ended September 30, 2020.

Lease operating expense (“LOE”)

LOE increased by $0.6 million or 10% for the three months ended September 30, 2020 relative to the comparable period in 2019, primarily due to new wells brought online, partially offset by lower workover project costs compared to the prior year period.

Production and ad valorem taxes

Production and ad valorem taxes for the three months ended September 30, 2020 were flat as compared to the prior year period as the impact of decreased oil prices was offset by increased production. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes remained flat as compared to the prior year.

Impairment expense

During the three months ended September 30, 2020, we recorded non-cash impairments totaling $2.1 million to unproved oil and natural gas properties as the result of certain acreage expirations. No such impairments were recorded during the three months ended September 30, 2019.

Depreciation, depletion and amortization (“DD&A”)

DD&A for the three months ended September 30, 2020 increased by $14.5 million, or 103% relative to the comparable period in 2019. The increase was primarily related to development and acquisition activity, partially offset by a first quarter 2020 impairment charge of $25.3 million, that resulted in increased costs subject to depletion. Other factors contributing to the increase were higher sales volumes and certain downward adjustments to estimated recoverable proved oil and natural gas reserves caused by lower commodity prices.

General and administrative expense (“G&A”)

G&A for the three months ended September 30, 2020 decreased by $0.3 million, or 4% relative to the comparable period in 2019, primarily due to lower cash-based incentive compensation expenses, including the impact of workforce reduction efforts in light of the drastic decline in commodity prices, partially offset by non-cash stock-based compensation expense related to awards granted in January 2020, employee severance costs and increased director and officer insurance premium costs.

Transaction costs

For the three months ended September 30, 2020, transaction costs decreased by $0.9 million primarily due to expected final defense costs and reimbursements from our major shareholder and insurance carrier associated with the anticipated settlement of litigation related to the Bold Transaction that closed on May 9, 2017. See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense decreased from $1.6 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020, primarily due to lower effective interest rates on borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

(Loss) gain on derivative contracts, net

For the three months ended September 30, 2020, we recorded a net loss on derivative contracts of $6.0 million, consisting of unrealized mark-to-market losses of $14.6 million related to our commodity hedges and unrealized gains of $0.1 million related to our interest rate swap, partially offset by net realized gains on settlements of our commodity hedges of $8.5 million. For the three months ended September 30, 2019, we recorded a net gain on derivative contracts of $18.7 million, consisting of unrealized mark-to-market gains of $15.0 million related to our commodity hedges and net realized gains on settlements of our commodity hedges of $3.7 million.

Income tax expense

For the three months ended September 30, 2020, we recorded an income tax expense of approximately $0.1 million which included (1) no income tax expense for Lynden US as a result of its share of the distributable income from EEH, (2) deferred income tax benefit for Earthstone of $0.9 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2020.

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

Nine Months Ended September 30, 2020, compared to the Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	2,520	2,027	24%
Natural gas (MMcf)	5,031	3,318	52%
Natural gas liquids (MBbl)	870	705	23%
Barrels of oil equivalent (MBOE)	4,229	3,285	29%
Average Daily Production (Boepd)	15,433	12,033	28%

Average prices:
Oil (per Bbl)	$36.92	$55.08	(33)%
Natural gas (per Mcf)	$0.96	$0.64	50%
Natural gas liquids (per Bbl)	$11.46	$15.17	(24)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)(1)	$55.14	$60.42	(9)%
Natural gas ($/Mcf)(1)	$1.31	$1.49	(12)%
Natural gas liquids ($/Bbl)	$11.46	$15.17	(24)%

(In thousands)
Oil revenues	$93,017	$111,657	(17)%
Natural gas revenues	$4,855	$2,126	128%
Natural gas liquids revenues	$9,976	$10,691	(7)%

Lease operating expense	$21,971	$20,485	7%
Production and ad valorem taxes	$7,198	$8,001	(10)%
Rig termination expense	$426	$—	NM
Impairment expense	$62,548	$—	NM
Depreciation, depletion and amortization	$76,096	$42,281	80%

General and administrative expense (excluding stock-based compensation)	$11,950	$13,268	(10)%
Stock-based compensation	$7,665	$6,680	15%
General and administrative expense	$19,615	$19,948	(2)%

Transaction costs	$(324)	$797	NM
Interest expense, net	$(4,207)	$(4,735)	(11)%

Unrealized gain (loss) on derivative contracts	$25,466	$(33,332)	NM
Realized gain on derivative contracts	$47,599	$13,660	NM
Gain (loss) on derivative contracts, net	$73,065	$(19,672)	NM

Income tax expense	$(112)	$(728)	NM

(1) Includes $5.7 million and $2.1 million of cash proceeds related to hedges unwound during the second quarter of 2020 and first quarter of 2019, respectively.

NM – Not Meaningful

Oil revenues

For the nine months ended September 30, 2020, oil revenues decreased by $18.6 million or 17% relative to the comparable period in 2019. Of the decrease, $36.8 million was attributable to a decrease in our realized price, partially offset by $18.2 million attributable to an increase in volume. Our average realized price per Bbl decreased from $55.08 for the nine months ended September 30, 2019 to $36.92 or 33% for the nine months ended September 30, 2020. We had a net increase in the volume of oil sold of 492 MBbls or 24%, primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.

Natural gas revenues

For the nine months ended September 30, 2020, natural gas revenues increased by $2.7 million or 128% relative to the comparable period in 2019. Of the increase, $1.6 million was due to increased sales volume and $1.1 million was attributable to an increase in realized price. Our average realized price per Mcf increased 50% from $0.64 for the nine months ended September 30, 2019 to $0.96 for the nine months ended September 30, 2020. In the prior year's period, lack of sufficient pipeline transportation resulted in low natural gas prices, which have improved in the current year period. The total volume of natural gas produced and sold increased 1,713 MMcf or 52% primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.

Natural gas liquids revenues

For the nine months ended September 30, 2020, natural gas liquids revenues decreased by $0.7 million or 7% relative to the comparable period in 2019. Of the decrease, $2.6 million was attributable to a decrease in our realized price, partially offset by $1.9 million attributable to increased volume. The volume of natural gas liquids produced and sold increased by 166 MBbls or 23%, primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.

Lease operating expense (“LOE”)

LOE increased by $1.5 million or 7% for the nine months ended September 30, 2020 relative to the comparable period in 2019, primarily due to additional producing wells brought online, which drove a 29% increase in production volume, offset by voluntary production shut-ins in May 2020, as well as a decrease in workover project costs as compared to the prior year period.

Production and ad valorem taxes

Production and ad valorem taxes for the nine months ended September 30, 2020 decreased by $0.8 million or 10% relative to the comparable period in 2019, as the impact of increased volume was more than offset by the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes declined slightly as compared to the prior year primarily due to lower realized commodity prices.

Rig termination expenses

During the nine months ended September 30, 2020, we concluded our 2020 drilling program and released our contracted drilling rig operating in the Midland Basin, recording rig termination expense of $0.4 million.

Impairment expense

During the nine months ended September 30, 2020, we recorded non-cash impairments totaling $62.5 million, which consisted of $25.3 million to proved oil and natural gas properties, $19.7 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the nine months ended September 30, 2019.

Depreciation, depletion and amortization (“DD&A”)

DD&A for the nine months ended September 30, 2020 increased by $33.8 million, or 80% relative to the comparable period in 2019. The increase was primarily related to development and acquisition activity, partially offset by a first quarter 2020 impairment charge of $25.3 million, that resulted in increased costs subject to depletion. Other factors contributing to the increase were higher sales volumes and certain downward adjustments to estimated recoverable proved oil and natural gas reserves caused by lower commodity prices.

General and administrative expense (“G&A”)

G&A for the nine months ended September 30, 2020 decreased by $0.3 million, or 2% relative to the comparable period in 2019, as a reduction in cash-based compensation expenses was almost entirely offset by non-cash stock-based compensation expense related to awards granted in January 2020, employee severance costs and increased director and officer insurance premium costs.

Transaction costs

For the nine months ended September 30, 2020, transaction costs decreased by $1.1 million primarily due to expected final defense costs and reimbursements from our major shareholder and insurance carrier associated with the anticipated settlement of litigation related to the Bold Transaction that closed on May 9, 2017. See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest expense, net

Interest expense decreased from $4.7 million for the nine months ended September 30, 2019 to $4.2 million for the nine months ended September 30, 2020, primarily due to lower effective interest rates on borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.

Gain (loss) on derivative contracts, net

For the nine months ended September 30, 2020, we recorded a net gain on derivative contracts of $73.1 million, consisting of unrealized mark-to-market gains of $25.9 million related to our commodity hedges, unrealized mark-to-market losses of $0.4 million related to our interest rate swap and net realized gains on settlements of our commodity hedges of $47.6 million. For the nine months ended September 30, 2019, we recorded a net loss on derivative contracts of $19.7 million, consisting of unrealized mark-to-market losses of $33.3 million related to our commodity hedges, partially offset by net realized gains on settlements of our commodity hedges of $13.7 million.

Income tax expense

For the nine months ended September 30, 2020, we recorded an income tax expense of approximately $0.1 million which included (1) no income tax expense for Lynden US as a result of its share of the distributable income from EEH, (2) a deferred income tax benefit for Earthstone of $0.8 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

Our primary needs for capital are for working capital obligations with respect to operating our properties and for the development of our oil and natural gas assets. At September 30, 2020, we had approximately $5.3 million in cash and approximately $110.0 million in unused borrowing capacity under our Credit Facility (discussed below) for a total of approximately $115.3 million in funds available for operational and capital funding.

We have no material long-term contracts, relatively low leverage, and a strong hedge position, which affords us the flexibility to adjust our capital plan. In March 2020, we took action to significantly reduce our capital program for 2020 and made a decision to halt all drilling and completion activity. In light of recent oil price recoveries and meaningful service cost reductions compared to earlier in the year, we have commenced completions of a six-well pad and currently expect total capital spending for 2020 to be in the range of $65 - $70 million. Additionally, we currently expect to begin completions of a five-well pad in January 2021. We expect to fund this completion activity with internally generated funds.

COVID-19 has adversely impacted our revenues for the nine months ended September 30, 2020 as a result of both low commodity prices and voluntary shut-ins of our production. However, due to our commodity hedging activities offsetting those reduced revenues, there has been no significant overall impact on our cash flows.

Since the beginning of 2020, our borrowing base has been reduced from $325 million to $240 million. Despite two sequential reductions in our borrowing base, we remain in compliance with all covenants under our Credit Facility. During the nine months ended September 30, 2020, we have reduced our outstanding bank debt by $40 million. Based on our production profile, cost structure, minimal capital program and the hedge positions we have in place, we expect to generate adequate cash flows provided by operating activities to fund the completion activity for the six wells in progress and reduce debt, although not at the same levels as in the third quarter, for the remainder of 2020. As a result, we believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Facility to meet our cash requirements for the next 12 months.

Working Capital

Working capital (presented below) was $5.5 million as of September 30, 2020, compared to a working capital deficit of $39.9 million as of December 31, 2019, representing an increase of $45.4 million. This increase consisted of a $22.1 million net increase in the fair value of our derivative contracts expected to settle in the 12 months subsequent to September 30, 2020 resulting from low oil price futures as of September 30, 2020 and a $23.3 million reduction of other net current items resulting primarily from reduced drilling activity.

The components of working capital are presented below:

	September 30,	December 31,
	2020	2019
Current assets:
Cash	$5,311	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	12,097	29,047
Joint interest billings and other, net of allowance of $80 and $83 at September 30, 2020 and December 31, 2019, respectively	11,548	6,672
Derivative asset	25,097	8,860
Prepaid expenses and other current assets	1,560	1,867
Total current assets	55,613	60,268

Current liabilities:
Accounts payable	$6,910	25,284
Revenues and royalties payable	28,047	35,815
Accrued expenses	12,844	19,538
Asset retirement obligation	308	308
Derivative liability	1,040	6,889
Advances	93	11,505
Operating lease liabilities	768	570
Finance lease liabilities	96	206
Other current liabilities	11	43
Total current liabilities	50,117	100,158

Working Capital	$5,496	$(39,890)

Cash Flows from Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2020 increased to $104.7 million compared to $85.7 million for the nine months ended September 30, 2019, primarily due to changes in timing of payments and receipts in addition to an increase in sales volumes and our settlements of derivative contracts as compared to the prior year period.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2020 decreased to $72.6 million from $121.1 million for the nine months ended September 30, 2019, primarily due to decreased drilling and completion activity as compared to the prior year period in light of the current commodity price conditions.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased to $40.7 million for the nine months ended September 30, 2020 as compared to cash flows provided by financing activities of $44.8 million for the nine months ended September 30, 2019, primarily due to higher repayments and lower borrowings under the Credit Facility (as defined below) in the current year period.

Capital Expenditures

Our accrual basis capital expenditures for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Drilling and completions	$1,329	$46,303
Leasehold costs	49	139
Total capital expenditures	$1,378	$46,442

Credit Facility

On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo, as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders entered into a credit agreement (the “Credit Facility”), which replaced the Company’s prior credit agreement, which was terminated on November 21, 2019.

On March 27, 2020, in connection with the regularly scheduled redetermination of the borrowing base under the Credit Facility, the borrowing base was set at $275 million, representing a 15% decrease from the previous borrowing base of $325 million.

On September 28, 2020, Earthstone, EEH, Wells Fargo, the guarantors party thereto, and the Lenders entered into the Amendment to the Credit Facility. Among other things, the Amendment decreased the borrowing base from $275 million to $240 million, increased the interest rate on outstanding borrowings by 25 to 50 basis points, increased the flexibility to finance and make acquisitions, and added certain restrictions related to dividends and distributions.

The next regularly scheduled redetermination of the borrowing base is on or around April 1, 2021.

As of September 30, 2020, $130.0 million of borrowings were outstanding, bearing annual interest of 2.658%, resulting in an additional $110.0 million of borrowing base availability under the Credit Facility.

Hedging Activities

The following table sets forth our outstanding derivative contracts at September 30, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

		Volume	Price
Period	Commodity	(Bbls / MMBtu)	($/Bbl / $/MMBtu)
Q4 2020	Crude Oil	552,000	$ 60.65
Q1 - Q4 2021	Crude Oil	1,460,000	$ 55.16
Q4 2020	Crude Oil Basis Swap (1)	598,000	$ (1.50)
Q4 2020	Crude Oil Basis Swap (2)	92,000	$ 2.55
Q4 2020	Crude Oil Roll Swap (3)	552,000	$ (1.79)
Q1 - Q4 2021	Crude Oil Basis Swap (1)	1,825,000	$ 1.05
Q4 2020	Natural Gas	644,000	$ 2.85
Q1 - Q4 2021	Natural Gas	4,380,000	$ 2.76
Q4 2020	Natural Gas Basis Swap (4)	644,000	$ (1.07)
Q1 - Q4 2021	Natural Gas Basis Swap (4)	4,380,000	$ (0.45)

(1)	The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)	The basis differential price is between WTI Houston and the WTI NYMEX.
(3)	The swap is between WTI Roll and the WTI NYMEX.
(4)	The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2020, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.

See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2020.

Repurchase of Equity Securities

The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2020	—	$—	—	—
August 2020	—	—	—	—
September 2020	54,268	$2.74	—	—

(1)	All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.

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

EARTHSTONE ENERGY, INC.

Date:	November 4, 2020	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration