Form 10-K
period 2020-12-31
EARTHSTONE ENERGY INC
filed 2021-03-10
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price of $2.84 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $64,727,959.
As of March 4, 2021, 43,646,391 shares of the registrant’s Class A Common Stock and 34,443,898 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report are forward-looking statements. These forward-looking statements can generally be identified by the use of words such as “may,” “will,” “could,” “should,” “project,” “intends,” “plans,” “pursue,” “target,” “continue,” “believes,” “anticipates,” “expects,” “estimates,” “guidance,” “predicts,” or “potential,” the negative of such terms or variations thereon, or other comparable terminology. Statements that describe our future plans, strategies, intentions, expectations, objectives, goals, potential acquisitions or mergers or prospects are also forward-looking statements. Actual results could differ materially from those anticipated in this filing or these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:
•continued volatility and weakness in commodity prices for oil, natural gas and natural gas liquids and the effect of prices set or influenced by action of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil and natural gas producing countries;
•the effect of existing and future laws, governmental regulations and the political and economic climates of the United States particularly with respect to climate change, alternative energy and similar topical movements;
•substantial changes in estimates of our proved reserves;
•substantial declines in the estimated values of our proved oil and natural gas reserves;
•our ability to replace our oil and natural gas reserves;
•impacts of world health events, including the coronavirus (“COVID-19”) pandemic;
•the risk of the actual presence or recoverability of oil and natural gas reserves and that future production rates will be less than estimated;
•the potential for production decline rates and associated production costs for our wells to be greater than we forecast;
•the timing and extent of our success in acquiring, discovering, developing and producing oil and natural gas reserves;
•the financial ability and willingness of our partners under our joint operating agreements to join in our plans for future exploration, development and production activities;
•our ability to acquire additional mineral leases;
•the cost and availability of high-quality equipment and services with fully trained and adequate personnel, such as contract drilling rigs and completion equipment on a timely basis and at reasonable prices;
•risks in connection with potential acquisitions and the integration of significant acquisitions or assets acquired through merger or otherwise;
•the possibility that acquisitions and divestitures may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits;
•the possibility that potential divestitures may not occur or could be burdened with unforeseen costs;
•unanticipated reductions in the borrowing base under the credit agreement we are party to;
•risks incidental to the drilling and operation of oil and natural gas wells including mechanical failures;
•our dependence on the availability, use and disposal of water in our drilling, completion and production operations;
•the availability of sufficient pipeline and other transportation facilities to carry our production to market and the impact of these facilities on realized prices;
•significant competition for oil and natural gas acreage and acquisitions;
•our ability to retain key members of senior management and key technical and financial employees;
•changes in environmental laws and the regulation and enforcement related to those laws;

•the identification of and severity of adverse environmental events and governmental responses to these or other environmental events;
•legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulations, derivatives reform, and changes in federal and state income taxes;
•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we conduct business, may be less favorable than expected, including the possibility that economic conditions in the United States could deteriorate and that capital markets for equity and debt could be disrupted or unavailable;
•social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States and acts of terrorism or sabotage;
•our insurance coverage may not adequately cover all losses that may be sustained in connection with our business activities;
•other economic, competitive, governmental, regulatory, legislative, including federal, state and tribal regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
•the effect of our oil and natural gas derivative activities;
•title to the properties in which we have an interest may be impaired by title defects;
•our dependency on the skill, ability and decisions of third-party operators of oil and natural gas properties in which we have non-operated working interests; and
•possible adverse results from litigation and the use of financial resources to defend ourselves.
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
Proved reserves – Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (“LKH”), as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil (“HKO”), elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-

the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
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
WTI – West Texas Intermediate light sweet crude oil, a benchmark in crude oil pricing.

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
IRM Acquisition
On January 7, 2021, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH” and collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated December 17, 2020 (the “Purchase Agreement”) that was previously reported on Form 8-K. The Seller was unaffiliated with the Company. At the closing of the Purchase Agreement, among other things, EEH acquired (the “IRM Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager (collectively, the “Acquired Entities”) for aggregate consideration consisting of the following: (i) an aggregate amount of cash from EEH equal to approximately $131.2 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A common stock, $0.001 par value per share (“Class A Common Stock”), issued to Independence (such shares, the “Acquisition Shares,” and such issuance, the “Stock Issuance”). As a result of the Stock Issuance, Earthstone is no longer considered a controlled company within the meaning of the NYSE rules.
Amendment to Credit Agreement - In preparation for the IRM Acquisition, on December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). The Amendment was effective upon the closing of the IRM Acquisition on January 7, 2021. Among other things, the Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.
Registration Rights Agreement - On January 7, 2021, in connection with the closing of the Purchase Agreement, Earthstone and Independence entered into a registration rights agreement (the “Registration Rights Agreement”) relating to the IRM Acquisition Shares and the shares of Class A Common Stock that Independence acquired from EnCap Investments L.P. and its affiliates (“EnCap”) on January 7, 2021 (collectively, the “Registrable Securities”). The Registration Rights Agreement provides that Earthstone will file a registration statement to permit the public resale of the Registrable Securities. Earthstone shall cause the registration statement to be continuously effective from its effective date until all of the Registrable Securities have been disposed of in the manner set forth in the registration statement or under Rule 144 of the Securities Act, until the distribution of the Class A Common Stock does not require registration under the Securities Act, or until there are no longer any Registrable Securities outstanding.
Voting Agreement - On January 7, 2021, in connection with the closing of the Purchase Agreement, Warburg Pincus Private Equity (E&P) XI – A, L.P. (“WPXI-A”), Warburg Pincus XI (E&P) Partners – A, L.P. (“WPPXI”), WP IRH Holdings, L.P. (“WPIRH”), Warburg Pincus XI (E&P) Partners – B IRH, LLC (“WPXI-B”), Warburg Pincus Energy (E&P)-A, LP (“WPE-A”), Warburg Pincus Energy (E&P) Partners-A, LP (“WPEP-A”), Warburg Pincus Energy (E&P) Partners-B IRH, LLC (“WPEP-B”), WP Energy Partners IRH Holdings, L.P. (“WPEPIRH”), and WP Energy IRH Holdings, L.P. (“WPEIRH” and collectively with WPXI-A, WPPXI, WPIRH, WPXI-B, WPE-A, WPEP-A, WPEP-B and WPEPIRH, the “Warburg Parties”), EnCap and Earthstone entered into a voting agreement (the “Voting Agreement”) containing provisions by which the Warburg Parties will have the right to appoint one director to the Board of Directors (the “Board”) of Earthstone. The Warburg Parties’ right to appoint one director will terminate when the Warburg Parties, in the aggregate, no longer own: (i) 8% of the outstanding Class A Common Stock; or (ii) 10% or more of the outstanding Class A Common Stock as a result of a sale by the

Warburg Parties. The Warburg Parties nominated David S. Habachy and the Board appointed Mr. Habachy as a Class II director who will hold office until Earthstone’s annual meeting of stockholders in 2023.
Lock-Up Agreement - In connection with the closing of the Purchase Agreement, on January 7, 2021, Earthstone entered into a Lock-up Agreement (the “Lock-up Agreement”) with the Warburg Parties, pursuant to which the Warburg Parties are restricted for a period of 120 days (the “Lock-up Period”) after January 7, 2021 from offering, pledging, selling, contracting to sell, selling any option or contract to purchase, purchasing any option or contract to sell, granting any option, right or warrant to purchase, lending or otherwise transferring or disposing of any shares of Class A Common Stock or any other class of Earthstone’s capital stock (collectively, “Capital Stock”), or enter into any swap or other agreement, arrangement or transaction that transfers to another any of the economic consequence of ownership of any Capital Stock or any securities convertible into or exercisable or exchangeable for any Capital Stock. The foregoing restrictions will not apply to certain other transfers customarily excepted and any shares of Class A Common Stock acquired by the Warburg Parties in the open market after January 7, 2021.
Our Properties
With 407 potential gross horizontal drilling locations (262 operated / 145 non-operated) in the Midland Basin as of December 31, 2020, we are focused on developmental drilling and completion operations in the area. As a result of the IRM Acquisition, we added 43,400 additional net acres with 750 gross / 738.5 net operated producing wells and 2 gross / 1.0 net non-operated wells. The acquisition includes 4,900 net core acres located in Midland and Ector counties with 70 additional gross drilling locations. The remaining acreage is located primarily in Irion and Sterling Counties.
We continue to pursue acreage trades or bolt-on acreage acquisitions in the Midland Basin with the intent of increasing our operated acreage and drilling inventory, drilling and completing longer laterals and realizing greater operating efficiencies.
As of December 31, 2020, we had approximately 27,900 net acres in the core of the Midland Basin that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 78% is operated and 22% is non-operated. We hold an approximate 93% working interest in our operated acreage and an approximate 40% working interest in our non-operated acreage. Our operated acreage in the Midland Basin is primarily located in Reagan, Upton and Midland counties which includes 88 gross / 77.3 net producing wells. Our non-operated acreage in the Midland Basin is located primarily in Howard, Glasscock, Martin, Midland and Reagan counties which includes 140 gross / 48.4 net producing wells.
As of December 31, 2020, we had approximately 12,500 net leasehold acres in the Eagle Ford Trend, primarily in the crude oil window in Fayette, Gonzales and Karnes counties which include 115 gross / 51.4 net operated producing wells and 6 gross / 1.1 net non-operated wells.
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
As of December 31, 2020, our estimated proved oil and natural gas reserves were approximately 78,875 MBOE based on the reserve report prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), our independent petroleum engineers. Based on this report, at December 31, 2020, our estimated proved reserve quantities were approximately 51% oil, 24% natural gas and 26% NGLs with 49% of those reserves classified as proved developed.
As a result of the IRM Acquisition, we added an estimated 16,300 MBoe of proved developed producing reserves which were approximately 60% oil, 18% natural gas and 23% NGLs.
Our Business Strategy
We believe that the current industry environment will result in more consolidations; however, execution may be hampered by the high debt levels of many producers. We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the volatility in commodity prices experienced over the past several years. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations, without materially altering our debt metrics in relation to our cash flows and capital. In addition, we believe the current industry environment presents unique opportunities to acquire distressed assets or corporations that will be financially distressed in the near future which should provide us the potential for further consolidation based on our financial strength. At the same time, we will seek to block up acreage in the Midland Basin that would allow for longer horizontal laterals and should therefore provide for higher economic returns. In summary, we believe we are well qualified to be a consolidator which would increase the scale of our operations and add value to our shareholders.
Our current business strategy is to focus on the economic development of our existing acreage, increase our acreage and horizontal well locations in the Midland Basin and increase stockholder value through the following:
•developing our acreage and profitably growing our production while seeking to achieve Free Cash Flow (defined in “Non-GAAP Measures” below);
•operating our properties efficiently and continuing to improve our operating margins;
•deploying capital efficiently by drilling multi-well pads, reducing drilling times and increasing completions per day;
•operating our assets in a safe and environmentally sensitive manner;
•continuing to hedge commodity prices as opportunities arise;
•pursuing value-accretive acquisition and corporate merger opportunities, which could increase the scale of our operations;
•maximizing operating margins and corporate level cash flows by minimizing operating and overhead costs;
•expanding our acreage positions and drilling inventory in our primary areas of interest through acquisitions and farm-in opportunities, with an emphasis on operated positions;
•blocking up acreage to allow for longer horizontal lateral drilling locations which provide higher economic returns; and
•maintaining a strong balance sheet and financial flexibility.
Our Strengths
We believe that the following strengths are beneficial in achieving our business goals:
•extensive horizontal development potential in one of the most oil rich basins of the United States;
•experienced management team with substantial technical and operational expertise;
•ability to attract technical personnel with experience in our core area of operations;
•history of successful acquisition and merger transactions;
•operating control over the majority of our production and development activities;
•financial discipline;
•conservative balance sheet;
•commitment to cost efficient operations; and
•a management team that is well known and respected throughout the industry.
2020 Highlights
The following are highlights of our 2020 activities compared to activity in 2019:
•Signed Purchase and Sale Agreement on the IRM Acquisition on December 17, 2020 which was closed on January 7, 2021 (see below)
•Full year 2020 average daily sales volumes of 15,276 Boepd exceeded our production goals and increased 14%
•Reduced outstanding long-term debt in 2020 by 32%, from $170.0 million to $115.0 million
•Realized $56.0 million from our hedge positions thereby mitigating commodity price volatility
•Strong balance sheet and liquidity position with $125.0 million of undrawn capacity on a $240.0 million senior revolving credit facility and a cash balance of $1.5 million as of December 31, 2020
•Advanced our business strategy despite the impact of COVID-19 on commodity prices and the industry.
Commodity Price Recovery

As oil prices have recovered recently from their 2020 lows, we are preparing to resume drilling operations with the deployment of a rig late in the first quarter of 2021 and we expect to spend $90-$100 million in total capital expenditures during 2021 based on our current 2021 capital spending plan.
Officer Appointments
Effective April 1, 2020, our former Chairman and Chief Executive Officer, Mr. Frank A. Lodzinski, was appointed Executive Chairman and our President, Mr. Robert J. Anderson, was appointed President and Chief Executive Officer.
COVID-19
Despite the recent recoveries in commodity prices, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial and commodity markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been significant volatility in demand for and prices of oil and natural gas. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to its impact on demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the duration of any such disruption, the greater the adverse impact may be on our business. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on the U.S. and world economies, the U.S. capital markets and market conditions, and how quickly and to what extent normal economic and operating conditions can resume.
Operational Status
As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking mitigation efforts and steps to protect the health and safety of our employees. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues to date. Our non-field personnel had been working remotely, using information technology in which we previously invested. More recently, the majority of our non-field personal have been working at our corporate offices while adhering to local county and CDC guidelines. Upon returning to work at our corporate offices, we implemented protocols that consist of required mask wearing zones, use of installed sanitization equipment in various locations and practice social distancing in gathering areas such as conference rooms. We have managed and conducted both field and non-field functions effectively thus far, including our day-to-day operations, our accounting and financial reporting systems and our internal control over financial reporting. We will continue to focus on the health and safety of our employees in conformity with the applicable jurisdictional mitigation guidelines.
Commodity Market Challenges
The significant decline in commodity prices resulting from the COVID-19 pandemic negatively impacted producers of oil, natural gas and NGLs in the U.S. and elsewhere. The COVID-19 pandemic resulted in global consumer demand contraction and the ensuing supply/demand imbalance has had a disruptive impact on oil and gas exploration and production. In April 2020, WTI crude oil prices averaged $16.55/Bbl and briefly fell below $0/Bbl, closing at -$36.98/Bbl on April 20, 2020. In response, management began to voluntarily shut-in as much production as was feasible in an effort to preserve reserves to sell in the future. As prices returned to economic levels, management returned those wells to production as quickly as possible, beginning in late May and early June. Management estimates that total net production was curtailed by approximately 60% in May, with minimal volumes curtailed in April and June. Since June 2020, we have returned to operating at full production capacity as oil prices have continued to recover. Additionally, based on the current recovered commodity price levels, we plan to commence a drilling program late in the first quarter of 2021.
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. If oil prices decline due to a resurgence of COVID-19, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. We will have to manage the possibility of well shut-ins, both voluntary and involuntary, to preserve our assets and cash flows. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. If a resurgence of COVID-19 triggers additional volatility in our business or global economies, our borrowing base, currently set at $360 million, could be reduced. Significant reductions in the borrowing base under our Credit Agreement could create a borrowing base deficiency depending on or loans then outstanding which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
The effects of COVID-19, including a substantial decrease in economic activity, have contributed to significant credit, debt and equity market volatility. Similar to other producers in our business, we experienced volatility in the price of our Class A common stock.
Impairments
We recorded impairments in the first quarter of 2020 resulting, in part, from the effects of COVID-19 (in thousands):

	Eagle Ford Trend	Midland Basin	Corporate	Total
Proved properties	$25,252	$—	$—	$25,252
Unproved properties	11,311	—	—	11,311
Acreage expirations (1)	394	5,794	—	6,188
Goodwill	—	—	17,620	17,620
	$36,957	$5,794	$17,620	$60,371
(1)Impairments in unproved properties resulting from acreage deemed expired (not planned to be renewed)
Government Assistance
Although management explored all assistance available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company was not eligible for any of the programs therein with the exception of the deferral of employment tax deposits and payments which management has currently not elected to pursue.
Employee Reduction Measures
In June 2020, management completed a workforce reduction effort that reduced the number of full-time employees from 68 to 60 by month end, resulting in over a 10% decrease in aggregate salaries and wages. Severance related costs associated with these reduction measures resulted in operating expenses of $0.4 million in June 2020. At this time, management has no future plans for further workforce reductions; however, if adverse industry conditions occur, further employee reduction measures may be necessary.
Organizational Structure
Earthstone is the sole managing member of EEH, with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA, Inc. (“Lynden US”) and also a member of EEH, consolidates the financial results of EEH and records a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US. Additionally, on January 7, 2021, upon closing of the IRM Acquisition, IRM became a wholly owned subsidiary of EEH.
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
We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2020, three purchasers accounted for 32%, 15% and 12%, respectively, of our revenue during the period. For the year ended December 31, 2019, three purchasers accounted for 30%, 14% and 12%, respectively, of our revenue during the period. No other customer accounted for more than 10% of our revenue during these periods. If a major customer stopped purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed. However, we believe that the loss of any one or all of our major purchasers would not have a materially adverse effect on our financial condition or results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
Transportation
During the planning stage of our prospective and productive units and acreage, we consider required flow-lines, gathering and delivery infrastructure. Our oil is transported from the wellhead to our tank batteries or delivery points through our flow-lines or gathering systems. Purchasers of our oil take delivery at (i) our tank batteries and transport the oil by truck, or (ii) at a pipeline delivery point. Our natural gas is transported from the wellhead to the purchaser’s meter and pipeline interconnection point through our gathering systems. We have implemented a Leak Detection and Repair program, or LDAR, to locate and repair leaking components including valves, pumps and connectors in order to minimize the emission of fugitive volatile organic compounds and hazardous air pollutants. In addition, we install vapor recovery units in our newer tank batteries which also reduces emissions.
We are party to a buy/sell arrangement for a certain portion of our oil production that effects a change in location with required repurchase of oil at a delivery point. This activity is recorded on a net basis and the residual transportation fee is included in Lease operating expenses in the Consolidated Statements of Operations. Arrangements such as this not only reduce our transportation costs by eliminating truck transportation but also provide additional flexibility in delivery points for our product. The decrease in transportation by truck also translates into reduced truck emissions.
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
Title to Properties
We believe that the title to our oil and natural gas properties is good and defensible in accordance with standards generally accepted in the oil and natural gas industry, subject to such exceptions which, in our opinion, are not so material as to detract substantially from the use or value of our oil and natural gas properties. Our oil and natural gas properties are typically subject, in one degree or another, to one or more of the following:
•royalties and other burdens and obligations, express or implied, under oil and natural gas leases;
•overriding royalties and other burdens created by us or our predecessors in title;
•a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, participation agreements, production sales contracts and other agreements that may affect the properties or their titles;
•back-ins and reversionary interests existing under various agreements and leasehold assignments;
•liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements;

•pooling, unitization and other agreements, declarations and orders; and
•easements, restrictions, rights-of-way and other matters that commonly affect property.
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
Water Discharges

The federal Clean Water Act and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, the EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over Waters of the United States (the “WOTUS rule”) became effective. Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. For example, on January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. However, both this and prior rulemakings regarding the definition of WOTUS are currently subject to litigation, and it is possible that the Biden Administration could propose a broader interpretation of the Clean Water Act’s applicability. As a result of these developments, the scope of jurisdiction under the Clean Water Act is uncertain at this time.
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
Our oil and natural gas production also generates salt water, which we dispose of by underground injection. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program, and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state for administering. In Texas, the Texas Railroad Commission (“RRC”) regulates the disposal of produced water by injection well.  Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In response to recent seismic events near underground injection wells used for the disposal of oil and natural gas-related waste waters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or placed volumetric injection limits on existing wells or imposed moratoria on the use of such injection wells. In response to concerns related to induced seismicity, regulators in some states have already adopted or are considering additional requirements related to seismic safety. For example, the RRC has adopted rules for injection wells to address these seismic activity concerns in Texas. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. More stringent regulation of injection wells could lead to reduced construction or the capacity of such wells, which could in turn impact the availability of injection wells for disposal of wastewater from our operations. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability. The costs associated with the disposal of proposed water are commonly incurred by all oil and natural gas producers, however, and we do not believe that these costs will have a material adverse effect on our operations. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.
Hydraulic Fracturing
Our completion operations are subject to regulation, which may increase in the short- or long-term. In particular, the well completion technique known as hydraulic fracturing which is used to stimulate production of oil and natural gas has come under increased scrutiny by the environmental community, and many local, state and federal regulators. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations in order to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with substantially all of the wells for which we are the operator.
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
From time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. On January 28, 2020, Senate Bill 3247 was introduced and if enacted as proposed, would ban hydraulic fracturing nationwide by 2025.
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

In 2012 and 2016, the EPA issued New Source Performance Standards to regulate emissions of sources of volatile organic compounds (“VOCs”), sulfur dioxide, air toxics and methane from various oil and natural gas exploration, production, processing and transportation facilities. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rule making to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified, and existing oil and gas facilities. Given the long-term trend toward increasing regulation, future federal Greenhouse Gas (“GHG”) regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.
In October 2015, the EPA announced that it was lowering the primary National Ambient Air Quality Standards (“NAAQS”) for ozone from 75 parts per billion to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion rather than lower them further. However, as discussed above, that action could be subject to reversal following the Biden Administration’s January 2021 executive order. Reclassification of areas of state implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
While the State of Texas has not formally conducted a recent rulemaking related to air emissions, scrutiny of oil and natural gas operations and the rules affecting them have increased in recent years. For example, the EPA and environmental non-governmental organizations have conducted flyovers with optical gas imaging cameras to survey emissions from oil and natural gas production facilities and transmission infrastructure. In addition, the Texas Railroad Commission has increased oversight related to flaring, with reporting reviews and site inspections. While none of these activities increases our compliance obligations, they signal the potential for increased enforcement and possible rulemaking in the future.
Climate Change
In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. President Biden pledged the renewed participation of the United States on his first day in office. Although it is not possible at this time to predict how legislation or new regulations that may be adopted in the Paris Agreement to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations.
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

State Regulation
Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas and natural gas liquids production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure our stockholders that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.
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
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2020, nor do we anticipate that such expenditures will be material in 2021.
Employees
As of December 31, 2020, we had 61 full-time employees, of which 10 are management, 17 are technical personnel, 15 are administrative personnel and 19 are field operations employees. Our employees are not covered under a collective bargaining agreement nor are any employees represented by a union. We consider all relations with our employees to be satisfactory.
Subsequent to the completion of the IRM Acquisition, we added 18 full-time employees, of which two are administrative personnel and 16 are field operations employees all of whom were former employees of IRM.
Office Leases
As of December 31, 2020, we leased office space as set forth in the following table:

Location	Approximate Size	Lease Expiration Date	Intended Use
The Woodlands, Texas	19,600 sq. ft.	March 31, 2025	Office
Midland, Texas	9,200 sq. ft.	June 30, 2022	Office
During 2020, aggregate rental payments for our office facilities totaled approximately $0.8 million.
On January 7, 2021, upon closing of the IRM Acquisition, EEH became party to an office lease with an effective termination date of May 31, 2021, for which the remaining obligation is approximately $0.26 million.
Information about our Executive Officers
The following table sets forth, as of March 1, 2021, certain information regarding the executive officers of Earthstone:

Name	Age	Position
Frank A. Lodzinski	71	Executive Chairman of the Board
Robert J. Anderson	59	President and Chief Executive Officer
Tony Oviedo	67	Executive Vice President, Accounting and Administration
Mark Lumpkin, Jr.	47	Executive Vice President and Chief Financial Officer
Steven C. Collins	56	Executive Vice President, Completions and Operations
Timothy D. Merrifield	65	Executive Vice President, Geological and Geophysical

The following biographies describe the business experience of our executive officers:

Frank A. Lodzinski has served as our Chairman since December 2014 and as Executive Chairman since April 1, 2020. He served as our Chief Executive Officer from December 2014 through March 2020. He also served as our President from December 2014 through April 2018. Previously, he served as President and Chief Executive Officer of Oak Valley Resources, LLC (“Oak Valley”) from its formation in December 2012 until the closing of its strategic combination with Earthstone in December 2014. Prior to his service with Oak Valley, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley. He has over 47 years of oil and gas industry experience. In 1984, he formed Energy Resource Associates, Inc., which acquired management and controlling interests in oil and gas limited partnerships, joint ventures and producing properties. Certain partnerships were exchanged for common shares of Hampton Resources Corporation in 1992, which Mr. Lodzinski joined as a director and President. Hampton was sold in 1995 to Bellwether Exploration Company. In 1996, he formed Cliffwood Oil & Gas Corp. and in 1997, Cliffwood shareholders acquired a controlling interest in Texoil, Inc., where Mr. Lodzinski served as Chief Executive Officer and President. In 2001, Mr. Lodzinski was appointed Chief Executive Officer and President of AROC, Inc., to direct the restructuring and ultimate liquidation of that company. In 2003, AROC completed a monetization of oil and gas assets with an institutional investor and began a plan of liquidation in 2004. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC, the general partner of Southern Bay Oil & Gas, L.P., which acquired the residual assets of AROC, Inc., and he served as President of Southern Bay Energy, LLC upon its formation. The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski has served as a director and member of the nominating and governance committee, audit committee and compensation committee of Yuma Energy, Inc. (“Yuma”) since April 2019 and previously served on its audit committee from September 2014 to October 2016 and its compensation committee from October 2016 to April 2019. On April 15, 2020, Yuma, together with its subsidiaries, filed voluntary Chapter 11 petitions for relief under the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. On October 20, 2020 the Bankruptcy Court issued an order to convert the Cases to a Chapter 7 liquidation. Mr. Lodzinski holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

Robert J. Anderson has served as our President and Chief Executive Officer since April 2020, having previously served as President since April 2018. From December 2014 through April 2018, he served as our Executive Vice President, Corporate Development and Engineering. Previously, he served in a similar capacity with Oak Valley from March 2013 until the closing of its strategic combination with the Company in December 2014. Prior to joining Oak Valley, he served from August 2012 to February 2013 as Executive Vice President and Chief Operating Officer of Halcón. Mr. Anderson was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012, ultimately serving as a director and Executive Vice President, Chief Operating Officer - Northern Region. He was involved in the formation of Southern Bay Energy in September 2004 as Vice President, Acquisitions until its merger with GeoResources in April 2007. From March 2004 to August 2004, Mr. Anderson was employed by AROC, a predecessor company to Southern Bay Energy, as Vice President, Acquisitions and Divestitures. Prior to March 2004 he was employed in technical and supervisory roles with Anadarko Petroleum Corporation, major oil companies including ARCO International/Vastar Resources, and independent oil companies, including Hugoton Energy, Hunt Oil and Pacific Enterprises Oil Company. His professional experience of over 30 years includes acquisition evaluation, reservoir and production engineering, field development, project economics, budgeting and planning, and capital markets. Mr. Anderson has a B.S. degree in Petroleum Engineering from the University of Wyoming and an MBA from the University of Denver.

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
Mark Lumpkin, Jr. has over 23 years of experience including over 16 years of oil and gas finance experience. He has served as our Executive Vice President and Chief Financial Officer since August 2017. Immediately prior to joining Earthstone, he served as Managing Director at RBC Capital Markets in the Oil and Gas Corporate Banking group, beginning in 2011 with a focus on upstream and midstream debt financing. From 2006 until 2011, he was employed by The Royal Bank of Scotland (“RBS”) in the Oil and Gas group within the Corporate and Investment Banking division, focusing primarily on the upstream subsector. Prior to RBS, he spent two years focused on capital markets and mergers and acquisitions primarily in the upstream sector at a boutique investment bank. Mr. Lumpkin graduated with a B.A. degree in Economics from Louisiana State University and graduated with a Master of Business Administration degree with a Finance concentration from Tulane University.

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
Our business and operations have been and will likely continue to be adversely affected by the ongoing COVID-19 pandemic.
The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economies, including contributing to the reduced global and domestic demand for oil and natural gas, which has had and will likely continue to have an adverse effect on our business, financial condition and results of operations. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 continues to spread or the response to contain or mitigate the COVID-19 pandemic through the development and availability of effective treatments and vaccines, including the vaccines recently approved by the FDA for emergency use in the U.S., is unsuccessful, we could continue to experience material adverse effects on our business, financial condition and results of operations. Due to the rapid development and fluidity of this situation, we cannot make any prediction as to the ultimate material adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.
Oil, natural gas and natural gas liquids prices are volatile. Their prices at times since 2014 have adversely affected, and in the future may adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments. Volatile and lower prices may also negatively impact our stock price.
The prices we receive for our oil, natural gas and natural gas liquids production heavily influence our revenues, profitability, access to capital and future rate of growth. These hydrocarbons are commodities, and therefore, their prices may be subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil, natural gas and natural gas liquids has been volatile. For example, during the period from January 1, 2014 through December 31, 2020, the WTI spot price for oil declined from a high of $107.95 per Bbl in June 2014 to -$36.98 per Bbl in April 2020. The Henry Hub spot price for natural gas has declined from a high of $8.15 per MMBtu in February 2014 to a low of $1.33 per MMBtu in September 2020. During 2020, WTI spot prices ranged from -$36.98 to $63.27 per Bbl and the Henry Hub spot price of natural gas ranged from $1.33 to $3.14 per MMBtu. Likewise, natural gas liquids, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have experienced significant declines in realized prices since the fall of 2014. The prices we receive for oil, natural gas and natural gas liquids we produce and our production levels depend on numerous factors beyond our control, including:
•worldwide, regional and local economic and financial conditions impacting supply and demand;
•the level of global exploration, development and production;
•the level of global supplies, in particular due to supply growth from the United States;
•the price and quantity of oil, natural gas and NGLs imports to and exports from the U.S.;
•political conditions in or affecting other oil, natural gas and natural gas liquids producing countries and regions, including the current conflicts in the Middle East, Asia and Eastern Europe;
•actions of the OPEC and state-controlled oil companies relating to production and price controls;
•the extent to which U.S. shale producers become swing producers adding or subtracting to the world supply totals;
•future regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells;
•current and future regulations regarding well spacing;
•prevailing prices and pricing differentials on local oil, natural gas and natural gas liquids price indices in the areas in which we operate;
•localized and global supply and demand fundamentals and transportation, gathering and processing availability;
•weather conditions;
•technological advances affecting fuel economy, energy supply and energy consumption;
•the effect of energy conservation measures, alternative fuel requirements and increasing demand for alternatives to oil and natural gas;
•global or national health concerns, including health epidemics such as the COVID-19 pandemic at the beginning of 2020;
•the price and availability of alternative fuels; and
•domestic, local and foreign governmental regulation and taxes.
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
Any significant reduction in our borrowing base under our Credit Agreement may negatively impact our liquidity and, consequently, our ability to fund our operations, including capital expenditures, and we may not have sufficient funds to repay borrowings under our Credit Agreement or any other obligation if required as a result of a borrowing base redetermination.
Availability under the Credit Agreement is currently subject to a borrowing base of $360.0 million, as increased with the closing of the IRM Acquisition on January 7, 2021. The borrowing base is subject to scheduled semiannual redeterminations (on or about May 1 and November 1), as well as other lender-elective borrowing base redeterminations. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Agreement. Reductions in estimates of our oil, natural gas and natural gas liquids reserves may result in a reduction in our borrowing base under the Credit Agreement (if prices are kept constant). Reductions in our borrowing base under the Credit Agreement could also arise from other factors, including but not limited to:
•lower commodity prices or production;
•increased leverage ratios;
•inability to drill or unfavorable drilling results;
•changes in oil, natural gas and natural gas liquids reserve engineering techniques;
•increased operating and/or capital costs;
•the lenders’ inability to agree to an adequate borrowing base; or
•adverse changes in the lenders’ practices (including required regulatory changes) regarding estimation of reserves.
As of December 31, 2020, we had $115.0 million of borrowings outstanding under the Credit Agreement with a borrowing base of $240 million. When adjusted to include the IRM Acquisition on January 7, 2021, we had $260 million of long-term debt outstanding under the Credit Agreement with a borrowing base of $360 million. We may make further borrowings under the Credit Agreement in the future. Any significant reduction in our borrowing base under the Credit Agreement as a result of borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operations and cash flows. Further, if the outstanding borrowings under the Credit Agreement were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess.
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
At December 31, 2020, approximately 51% of our estimated proved reserves were classified as proved undeveloped. The development of our estimated proved undeveloped reserves of 40,577 MBOE will require an estimated $285.1 million of development capital over the next five years. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on successful drilling and completion results, future commodity prices, costs and economic assumptions that align with our internal forecasts, as well as access to liquidity sources, such as the capital markets, the Credit Agreement and derivative contracts. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. Moreover, under the SEC regulations, we may be required to write down our proved undeveloped reserves if we do not drill or have a development plan to drill wells within a prescribed five-year period. The estimated reserve data assumes that we will make specified capital expenditures to timely develop our reserves. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures may vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.
The standardized measure of discounted future net cash flows from our estimated proved reserves may not be the same as the current market value of our estimated oil and natural gas reserves.
You should not assume that the standardized measure of discounted future net cash flows from our estimated proved reserves set forth in this report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2020 and 2019, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas unweighted arithmetic average prices without giving effect to derivative transactions and costs in effect as of the date of the estimate, holding prices and costs constant through the life of the properties. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as: the actual prices we receive for oil and natural gas; the actual cost of development and production expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation.

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
The unavailability or high cost of equipment, supplies, personnel and oilfield services used to drill and complete wells could adversely affect our ability to execute our development plans within our budget and on a timely basis.
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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition and development of oil and natural gas reserves. We expect to fund our 2021 capital expenditures with cash on hand, cash generated by operations, borrowings under the Credit Agreement and possibly through additional capital market transactions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil and natural gas prices, actual drilling results, the availability of high-quality drilling rigs and other services and equipment and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
Our cash flow from operations and access to capital are subject to a number of variables, including: our proved reserves; the level of hydrocarbons we are able to produce from existing wells; the prices at which our production is sold; our ability to acquire, locate and produce reserves; and our ability to borrow under the Credit Agreement.
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
Derivative instruments can expose us to the risk of financial loss in varying circumstances, including, but not limited to, when: production is less than the volume covered by the derivative instruments; the counter-party to the derivative instrument defaults on its contractual obligations; there is an increase in the differential between the underlying price stated in the derivative instrument contract and actual prices received; or there are issues with regard to legal enforceability of such instruments.
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
Oil and natural gas exploration, development and production activities are subject to numerous significant operating risks, including the possibility of:
•unanticipated, abnormally pressured formations;
•significant mechanical difficulties, such as stuck drilling and service tools and casing collapses;
•blowouts, fires and explosions;
•personal injuries and death;
•uninsured or underinsured losses; and
•environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination.
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
Our operations involving the exploration, development and production of hydrocarbons are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment as well as protection of the environment, operational safety, and related employee health and safety matters. Laws and regulations applicable to us include those relating but not limited to the following: land use restrictions; delivery of our oil and natural gas to market; drilling bonds and other financial responsibility requirements; spacing of wells; air emissions; property unitization and pooling; habitat and endangered species protection, reclamation and remediation; containment and disposal of hazardous substances, oil field waste and other waste materials; drilling permits; use of saltwater injection wells, which affects the disposal of saltwater from our wells; safety precautions; prevention of oil spills; operational reporting; and taxation and royalties.
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
Our exploitation and development activities and equipment could be adversely affected by extreme weather conditions, such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.
The adoption of climate change legislation or regulations restricting emission of greenhouse gases, investor pressure concerning climate-related disclosures, and lawsuits could result in increased operating costs and reduced demand for the oil and gas we produce as well as reductions in the availability of capital.
Studies have found that emission of certain gases, commonly referred to as greenhouse gases (“GHGs”), impact the earth’s climate. The U.S. Congress and various states have been evaluating, and in some cases implementing, climate-related legislation and other regulatory initiatives that restrict emissions of GHGs. On January 20, 2021, President Biden’s first day in office, he signed an executive order on climate action and reconvened an interagency working group to establish interim and final social costs of three GHGs: carbon dioxide, nitrous oxide, and methane. Carbon dioxide is released during the combustion of fossil fuels, including oil, natural gas, and NGLs, and methane is a primary component of natural gas. The Biden administration stated it will use updated social cost figures to inform federal regulations and major agency actions and to justify aggressive climate action as the United States moves toward a “100% clean energy” economy with net-zero GHG emissions. These actions could result in increased costs and reduced demand for our products.
In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the Federal Clean Air Act that establish Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD and/or Title V permits under EPA’s GHG Tailoring Rule for their GHG emissions also may be required to meet “Best Available Control Technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations. In recent proposed rulemaking, the EPA is widening the scope of annual GHG reporting to include not only activities associated with completion and workover of natural gas wells with hydraulic fracturing and activities associated with oil and natural gas production operations, but also completions and workovers of oil wells with hydraulic fracturing, gathering and boosting systems, and transmission pipelines.
While the U.S. Congress has considered legislation to reduce emissions of GHGs in recent years, it has not adopted any significant GHG legislation. This is expected to change with the Democratic Party now in control of the House of Representatives, the Senate, and the office of the President. In the absence of federal GHG legislation, a number of state and regional efforts have emerged, aimed at tracking and/or reducing GHG emissions through cap-and-trade programs, which typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting GHGs. Any future laws or regulations that require reporting of, or otherwise limit emissions of, GHGs from our equipment and operations could require us to both develop and implement new practices aimed at reducing GHG emissions, such as emissions control technologies, and monitor and report GHG emissions associated with our operations, any of which could increase our operating costs and could adversely affect demand for the oil and natural gas that we produce. At this time, it is not possible to quantify the impact of such future laws and regulations on our business.
Several policy makers and political candidates have made, or expressed support for, a variety of more comprehensive proposals, such as cap-and-trade or carbon tax programs, as well as the more sweeping “green new deal” resolutions the U.S. Congress introduced in early 2019. As generally proposed, the “green new deal” includes (i) a cap-and-trade program capping overall GHG emissions on an economy-wide basis and requiring major sources of GHG emissions or major fuel producers to acquire and surrender emission allowances and (ii) a carbon tax, which would impose taxes based on emissions from our operations and the downstream uses of our products. The “green new deal” calls for a 10-year national mobilization effort to, among other things, transition 100% of the U.S. power demand to zero-emission sources and overhaul the U.S. transportation systems so that GHG emissions are eliminated as much as is technologically feasible. The enactment of any such legislation would have a material adverse effect on our business and operations.
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
Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect our operations and cash flows.
In past years, federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key federal and state income tax provisions currently available to oil and natural gas exploration and development companies. For example, President Biden has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations and (ii) the elimination of tax subsidies for fossil fuels. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in federal income tax laws or the imposition of new or increased taxes or fees on oil and natural gas extraction could adversely affect our operations and cash flows.
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
Our ability to exercise influence over operations and costs for the properties we do not operate is limited. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to acquisition, exploration or development activities. The success and timing of development, exploitation or exploration activities on properties operated by others depend upon a number of factors that may be outside our control, including but not limited to: the timing and amount of capital expenditures; the operator’s expertise and financial resources; the approval of other participants in drilling wells; and the selection of technology.
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
Our principal stockholders hold substantial voting power of our Class A Common Stock and Class B Common Stock.
Holders of Class A Common Stock and our Class B Common Stock, $0.001 par value per share (“Class B Common Stock”), will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our Third Amended and Restated Certificate of Incorporation. Subsequent to the IRM Acquisition, EnCap and Warburg Parties may be deemed to beneficially own approximately 49.4% and 17.0%, respectively, of our voting interests and, along with their affiliates, could limit the ability of our other stockholders to approve transactions they may deem to be in the best interests of our Company or delaying or preventing changes in control or changes in our management.
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
Bold Holdings (controlled by EnCap) and its permitted transferees have the right to exchange their EEH Units and shares of Class B Common Stock for our Class A Common Stock pursuant to the terms of the EEH LLC Agreement.
As of March 1, 2021, there were approximately 34.4 million shares of our Class A Common Stock that are issuable upon redemption or exchange of EEH Units and shares of Class B Common Stock that are held by Bold Holdings, a fund managed by EnCap, or its permitted transferees. Pursuant to the First Amended and Restated Limited Liability Company Agreement of EEH (the “EEH LLC Agreement”), subject to certain restrictions therein, holders of EEH Units and our Class B Common Stock are entitled to exchange such EEH Units and shares of Class B Common Stock for shares of our Class A Common Stock at any time. If so exercised, EnCap would own more than 50% of our Class A Common Stock and would therefore have the ability to control our Company.
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
Under our Third Amended and Restated Certificate of Incorporation, our Board is authorized to cause Earthstone to issue up to 20,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this report. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares. If the Board causes shares of preferred stock to be issued, the rights of the holders of our Class A Common Stock and Class B Common Stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. The Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock or otherwise seek to acquire us. Shares of preferred stock issued by us could include voting rights, or even super voting rights, which could shift the ability to control Earthstone to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of Class A Common Stock at a discount to the market price of the Class A Common Stock which could negatively affect the market for our Class A Common Stock. In addition, preferred stock could have preference in the event of liquidation of Earthstone, which means that the holders of preferred stock would be entitled to receive the net assets of Earthstone distributed in liquidation before the Class A common stockholders receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.
The price of our Class A Common Stock may fluctuate significantly, which could negatively affect us and holders of our Class A Common Stock.
The trading price of our Class A Common Stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. Adverse events including changes in production volumes, worldwide demand and prices for crude oil and natural gas, regulatory developments, and changes in securities analysts’ estimates of our financial performance could negatively impact the market price of our Class A Common Stock. General market conditions, including the level of, and fluctuations in, the trading prices of stocks generally could also have a similar negative impact. The stock markets regularly experience price and volume volatility that affects many companies’ stock prices without regard to the operating performance of those companies. Volatility of this type may affect the trading price of our Class A Common Stock.
Anti-takeover provisions could make a third-party acquisition difficult.
Our Third Amended and Restated Certificate of Incorporation provides for a classified board of directors, with each member serving a three-year term. Provisions in our Third Amended and Restated Certificate of Incorporation could make it more difficult for a third-party to acquire us without the approval of our Board. In addition, the Delaware corporate statutes also contain certain provisions that could make an acquisition by a third-party more difficult.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Summary of Oil and Gas Properties
Midland Basin
As of December 31, 2020, we had approximately 27,900 net acres in the core of the Midland Basin that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 78% is operated and 22% is non-operated. We hold an approximate 93% working interest in our operated acreage and an approximate 40% working interest in our non-operated acreage. Our operated acreage in the Midland Basin, consisting of approximately 21,800 net acres, is primarily located in Reagan, Upton and Midland counties. Our non-operated acreage in the Midland Basin, consisting of approximately 6,100 net acres, is located primarily in Howard, Glasscock, Martin, Midland and Reagan counties.
With 407 potential gross operated horizontal drilling locations, largely de-risked, the vast majority of which are in various benches of the Wolfcamp and the Spraberry formations, in the Midland Basin as of December 31, 2020, we are focused on developmental drilling and completion operations in the area. As a result of the IRM Acquisition, we added 43,400 additional net acres in the Midland Basin of which 99% is operated and 1% is non-operated, as well as adding 70 potential gross horizontal drilling locations on core acreage located in Midland and Ector counties. We continue to pursue acreage trades or bolt-on acreage acquisitions in the Midland Basin with the intent of increasing our operated acreage and drilling inventory, drilling and completing longer laterals and realizing greater operating efficiencies.
During 2020, we completed and began producing from 9 gross / 9 net operated wells and 15 gross / 3.5 net non-operated wells. We exited 2020 with 5 gross / 3.7 net wells that were drilled and awaiting completion. We recently completed these wells and anticipate turning them to sales before the end of March 2021.
We recently commenced our 2021 drilling program with the deployment of a rig in Midland County. After drilling on a three-well pad in the Hamman project, we expect to drill a four-well pad on the recently acquired IRM Spanish Pearl project. We anticipate moving the rig to Upton County and drilling 10-11 wells. Consistent with previously released guidance, we anticipate drilling 16 gross / 14.8 net operated wells and spudding an additional 5 gross / 3.7 net operated wells during 2021.
Eagle Ford Trend
As of December 31, 2020, we held approximately 26,400 gross (12,500 net) leasehold acres primarily in Fayette, Gonzales and Karnes counties, Texas. The acreage is located in the crude oil window of the Eagle Ford shale trend of south Texas and is prospective for the Eagle Ford, Austin Chalk and Upper Eagle Ford formations. Our working interests range from approximately 12% to 67%.
As of December 31, 2020, we operated 103 gross Eagle Ford wells and 12 gross Austin Chalk wells and had non-operated interests in five gross producing Eagle Ford wells and one gross producing Austin Chalk wells. We have identified a total of 26 potential gross Eagle Ford drilling locations in this acreage. In addition, because our acreage position is prospective for the Austin Chalk and Upper Eagle Ford formations, we may have additional future economic locations. The majority of our acreage is covered by an approximately 173 square mile 3-D seismic survey.
Oil and Natural Gas Reserves
As of December 31, 2020, all of our oil and natural gas reserves were located in the state of Texas. We expect to further develop these properties through additional drilling and completion operations. Our reserve estimates have been prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), an independent petroleum engineering firm. The scope and results of CG&A’s procedures are summarized in a letter which is included as an exhibit to this report. For further information on estimated reserves, including information on estimated future net cash flows and the standardized measure of discounted future net cash flows, please refer to the Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited) in Part II, Item 8 of the Notes to Consolidated Financial Statements of this report.
As of December 31, 2020, our estimated proved reserves totaled 78,875 MBOE and had a PV-10 value of approximately $473.4 million (reconciled in “Non-GAAP Measures” below) and a Standardized Measure of Discounted Future Net Cash Flows of approximately $460.9 million, all of which relate to our properties in Texas. We incurred approximately $66.8 million in capital expenditures, primarily drilling and completion costs, during 2020. We expect to further develop our properties through additional drilling.
2020 Activity in Proved Reserves
From January 1, 2020 to December 31, 2020, our total estimated proved reserves decreased 16% from 94,336 MBOE to 78,875 MBOE. Of that, estimated proved developed reserves increased 21% from 31,521 MBOE to 38,298 MBOE and estimated proved undeveloped reserves decreased 35% from 62,815 MBOE to 40,577 MBOE. The overall proved reserve decreases were primarily attributable to negative revisions due to price which included the reclassification of 11,913 MBOE of reserves from proved undeveloped to non-proved due to the five-year development rule.
Proved Reserves as of December 31, 2020
The below table sets forth a summary of our estimated crude oil, natural gas and natural gas liquids reserves as of December 31, 2020, based on the annual reserve estimate prepared by CG&A. In preparing this reserve report, CG&A evaluated 100% of our properties at December 31, 2020. The prices used in estimating proved reserves are based on the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.
Our proved reserve categories as of December 31, 2020 are summarized in the table below:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)(2)	% of Total Proved	Undiscounted Future Net Cash Flows ($ in thousands)	PV-10 ($ in thousands)	Standardized Measure of Discounted Future Net Cash Flows ($ in thousands)	Future Capital Expenditures ($ in thousands)
PDP	18,876	55,752	10,123	38,291	49%	$557,361	$329,362	$320,627	$—
PUD	21,212	55,450	10,123	40,577	51%	426,340	144,047	140,226	285,088
Total proved (1)	40,088	111,202	20,246	78,868	100%	$983,701	$473,409	$460,853	$285,088
(1)Includes 21.5 MMBbl of oil, 59.6 Bcf of natural gas and 10.8 MMBbl of NGLs reserves attributable to noncontrolling interests.  Additionally, $253.6 million of PV-10 and $246.9 million of standardized measure of discounted future net cash flows were attributable to noncontrolling interests.
(2)Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
Non-GAAP Measures
PV-10
PV-10 is a non-GAAP measure that differs from a measure under the accounting principles generally accepted in the United States (“GAAP”) known as “standardized measure of discounted future net cash flows” in that PV-10 is calculated without including future income taxes. Management believes that the presentation of the PV-10 value of its oil and natural gas properties is relevant and useful to investors because it presents the estimated discounted future net cash flows attributable to our estimated proved reserves independent of our income tax attributes, thereby isolating the intrinsic value of the estimated future cash flows attributable to our reserves. We believe the use of a pre-tax measure provides greater comparability of assets when evaluating companies because the timing and quantification of future income taxes is dependent on company-specific factors, many of which are difficult to determine. For these reasons, management uses and believes that the industry generally uses the PV-10 measure in evaluating and comparing acquisition candidates and assessing the potential rate of return on investments in oil and natural gas properties. PV-10 does not necessarily represent the fair market value of oil and natural gas properties. PV-10 is not a measure of financial or operational performance under GAAP, nor should it be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows (in thousands):

Present value of estimated future net revenues (PV-10) (1)	$473,409
Future income taxes, discounted at 10%	(12,556)
Standardized measure of discounted future net cash flows (2)	$460,853
(1)Includes $253.6 million attributable to noncontrolling interests.
(2)Includes $246.9 million attributable to noncontrolling interests.

Free Cash Flow
Free cash flow is a measure that we use as an indicator of our ability to fund our development activities. We define free cash flow as Adjusted EBITDAX (defined below), less interest expense, less accrual-based capital expenditures.
Adjusted EBITDAX
The non-GAAP financial measure of Adjusted EBITDAX, as calculated by us below, is intended to provide readers with meaningful information that supplements our financial statements prepared in accordance with GAAP. Further, this non-GAAP measure should only be considered in conjunction with financial statements and disclosures prepared in accordance with GAAP and should not be considered in isolation or as a substitute for GAAP measures, such as net income or loss, operating income or loss or any other GAAP measure of financial position or results of operations. Adjusted EBITDAX is presented herein and reconciled from the GAAP measure of net income because of its wide acceptance by the investment community as a financial indicator.

We define “Adjusted EBITDAX” as net income plus, when applicable, accretion of asset retirement obligations; impairment expense; depletion, depreciation and amortization; interest expense, net; transaction costs; (gain) on sale of oil and gas properties, net; exploration expense; unrealized loss (gain) on derivative contracts; stock-based compensation (non-cash); and income tax benefit.

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
Reserve Quantity Information
The following table illustrates our estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil prices as of December 31, 2020 and 2019, are based on the respective 12-month unweighted average of the first of the month prices of the WTI spot prices which equates to $39.57 per barrel and $55.69 per barrel, respectively. The natural gas prices as of December 31, 2020 and 2019 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $1.99 per MMBtu and $2.58 per MMBtu, respectively. The natural gas liquids prices used to value reserves as of December 31, 2020 and 2019 averaged $11.61 per barrel and $16.17 per barrel, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquids reserves as of December 31, 2020 being valued using prices of $38.90 per barrel, $0.97 per MMBtu and $11.61 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.
A summary of our changes in quantities of proved oil, natural gas and NGLs reserves for the years ended December 31, 2020 and 2019 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Balance - December 31, 2018	59,034	113,217	20,943	98,847
Extensions and discoveries	3,598	4,476	721	5,065
Sales of minerals in place	(31)	(4)	(1)	(32)
Production	(3,086)	(4,760)	(1,022)	(4,902)
Revision to previous estimates	(6,865)	(4,939)	3,047	(4,642)
Balance - December 31, 2019	52,650	107,990	23,688	94,336
Extensions and discoveries	420	1,258	230	860
Production	(3,180)	(7,282)	(1,237)	(5,630)
Revision to previous estimates	(9,800)	9,249	(2,432)	(10,691)
Balance - December 31, 2020	40,090	111,215	20,249	78,875
Proved developed reserves:
December 31, 2018	14,325	26,110	4,969	23,646
December 31, 2019	18,220	35,120	7,447	31,521
December 31, 2020	18,878	55,764	10,125	38,298
Proved undeveloped reserves:
December 31, 2018	44,709	87,107	15,974	75,201
December 31, 2019	34,430	72,870	16,241	62,815
December 31, 2020	21,212	55,450	10,123	40,577

The table below presents the quantities of proved oil, natural gas and NGLs reserves attributable to noncontrolling interests as of December 31, 2020 and 2019:

As of December 31, 2020	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	10,113	29,873	5,424	20,516
Proved undeveloped	11,363	29,704	5,423	21,737
Total proved	21,476	59,577	10,847	42,253

As of December 31, 2019	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	9,933	19,146	4,060	17,183
Proved undeveloped	18,769	39,724	8,853	34,243
Total proved	28,702	58,870	12,913	51,426
Notable changes in proved reserves for the year ended December 31, 2020 included the following:
•Extensions and discoveries. In 2020, total extensions and discoveries of 860.0 MBOE was the result of successful drilling results and well performance primarily related to the Midland Basin.
•Revision to previous estimates. In 2020, the downward revisions of prior reserves of 10.7 MMBOE were primarily attributable to negative revisions due to price which included the reclassification of 11.9 MMBOE of reserves from proved undeveloped to non-proved due to the five-year development rule.
Notable changes in proved reserves for the year ended December 31, 2019 included the following:
•Extensions and discoveries. In 2019, total extensions and discoveries of 5.1 MMBOE was a result of successful drilling results and well performance primarily related to the Midland Basin.
•Sales of minerals in place. Sales of minerals in place totaled 32.0 MBOE during 2019, resulting from the disposition of certain non-operated properties in the Midland Basin. See Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
•Revision to previous estimates. In 2019, the downward revisions of prior reserves of 4.6 MMBOE were primarily due to reduced commodity prices.
Proved Undeveloped Reserves
Proved undeveloped reserves (“PUDs”) decreased from 62,815 MBOE to 40,577 MBOE or 35%, as of December 31, 2020 compared to December 31, 2019. PUDs represent 51% of our total proved reserves. Certain previously booked PUDs were reclassified as proved developed reserves due to successful drilling efforts. Revisions of prior estimates include certain PUDs that were reclassified to unproved categories due to development plan changes and increased well spacing. In accordance with our December 31, 2020 year-end independent engineering reserve report, we plan to drill all of our individual PUD drilling locations within the five years of original classification.
Changes in our PUD reserves for the years ended December 31, 2020 and 2019 were as follows (in MBOE):

Proved undeveloped reserves at December 31, 2018(1)	75,201
Conversions to developed	(10,254)
Extensions and discoveries	1,230
Revision to previous estimates	(3,362)

Proved undeveloped reserves at December 31, 2019 (2)	62,815
Conversions to developed	(8,200)
Revision to previous estimates	(14,038)
Proved undeveloped reserves at December 31, 2020 (3)	40,577
(1)Includes 41,560 MBOE attributable to noncontrolling interests.
(2)Includes 34,243 MBOE attributable to noncontrolling interests.
(3)Includes 21,737 MBOE attributable to noncontrolling interests.

2020 Changes in Proved Undeveloped Reserves
Conversions to developed. In our year-end 2019 plan to develop its PUDs within five years, we estimated that $111.1 million of capital would be expended in 2020 for the conversion of 28 gross / 17.6 net PUDs to add 11.3 MMBOE. In 2020, due to unforeseeable conditions described above, we spent $67.8 million to convert 18 gross / 10.3 net PUDs adding 8.2 MMBOE to developed reserves.
Revision to previous estimates. We maintain a five-year development plan, reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. In response to lower commodity prices, we reduced the pace of activity in our five-year development plan. This resulted in the reclassification of 11.9 MMBOE of reserves from proved undeveloped to non-proved during the year ended December 31, 2020 due to the five-year development rule. Based on our then-current acreage position, strip prices, anticipated well economics, and our development plans at the time these reserves were classified as proved, we believe the previous classification of these locations as proved undeveloped was appropriate. The remaining revisions of 2.1 MMBOE were primarily due to reduced commodity prices.
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
Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2020 ($ in thousands):

Years Ended December 31, (1)	Future Production (MBOE) (2)	Future Cash Inflows (3)	Future Production Costs	Future Development Costs	Future Net Cash Flows
2021	419	$13,310	$2,217	$41,120	$(30,027)
2022	2,484	77,303	12,361	106,245	(41,303)
2023	4,099	118,811	20,597	101,700	(3,486)
2024	4,587	124,723	23,295	36,023	65,405
2025	3,189	80,363	16,777	—	63,586
Thereafter	25,799	580,758	208,593	—	372,165
Total	40,577	$995,268	$283,840	$285,088	$426,340
(1)Beginning in 2021 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years. These production volumes, inflows, expenses, development costs and cash flows are limited to the PUD reserves and do not include any production or cash flows from the Proved Developed category which will also help to fund our capital program.
(2)Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
(3)Computation is based on SEC pricing of (i) $38.90 per Bbl (WTI-Cushing oil spot prices, adjusted for differentials), (ii) $0.97 per Mcf (Henry Hub spot natural gas price), as adjusted for location and quality by property and (iii) $11.61 per Bbl for natural gas liquids.
PUD reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where additional capital expenditures are required, such as from drilled but uncompleted (DUC) wells. Our development plan contemplates production to commence from all these wells by 2024.
Historically, our drilling programs have been substantially funded from our cash flow and borrowings under our Credit Agreement. Based on current commodity prices and our current expectations over the next five years of our cash flows and drilling programs, which includes drilling of proved undeveloped and unproven locations, we believe that we can continue to substantially fund our drilling activities from our cash flow and with borrowings under the Credit Agreement.
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
Geoffrey A. Vernon, our Vice President of Reservoir Engineering and A&D, is responsible for reservoir engineering, is a qualified reserve estimator and auditor and is primarily responsible for overseeing CG&A during the preparation of our annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Chemical Engineering from Texas Tech University in 2007; a Master of Business Administration degree from Rice University in 2014; member of the Society of Petroleum Engineers since 2007; and more than 13 years of practical experience in estimating and evaluating reserve information with more than nine of those years being in charge of estimating and evaluating reserves.
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

Net Oil, Natural Gas and Natural Gas Liquids Production, Average Price and Average Production Cost
The net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2020 and 2019, the average sales price per unit sold (excluding hedges) and the average production cost per unit are presented below:

	Years Ended December 31,
	2020	2019
Sales Volumes:
Oil (MBbl)	3,180	3,086
Natural gas (MMcf)	7,282	4,760
Natural gas liquids (MBbl)	1,198	1,022
Barrels of oil equivalent (MBOE)*	5,591	4,902
Average daily production (BOE per day)	15,276	13,429
Average prices realized:**
Oil (per Bbl)	$37.85	$55.71
Natural gas (per Mcf)	$1.18	$0.82
Natural gas liquids (per Bbl)	$13.03	$15.09
Barrels of oil equivalent (per BOE)	$25.85	$39.02
Production cost per BOE	$5.21	$5.85
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives for 2020 and 2019 have been marked-to-market in our Consolidated Statements of Operations and both the realized and unrealized amounts are reported as other income/expense.
The following tables summarize the net quantities of oil, natural gas and natural gas liquids produced and sold by us, the average sales price per unit sold (excluding hedges) and the average production cost per unit for each of our core areas for the years ended December 31, 2020 and 2019.

Midland Basin

	Years Ended December 31,
	2020	2019
Sales Volumes:
Oil (MBbl)	2,687	2,599
Natural gas (MMcf)	7,079	4,558
Natural gas liquids (MBbl)	1,141	965
Barrels of oil equivalent (MBOE)*	5,007	4,324
Average daily production (BOE per day)	13,681	11,846
Average prices realized:**
Oil (per Bbl)	$37.68	$55.05
Natural gas (per Mcf)	$1.15	$0.75
Natural gas liquids (per Bbl)	$13.08	$15.07
Barrels of oil equivalent (per BOE)	$24.83	$37.25
Production cost per BOE	$4.81	$5.22
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Eagle Ford Trend

	Years Ended December 31,
	2020	2019
Sales Volumes:
Oil (MBbl)	493	487
Natural gas (MMcf)	204	202
Natural gas liquids (MBbl)	57	57
Barrels of oil equivalent (MBOE)*	584	578
Average daily production (BOE per day)	1,595	1,583
Average prices realized:**
Oil (per Bbl)	$38.82	$59.20
Natural gas (per Mcf)	$1.95	$2.43
Natural gas liquids (per Bbl)	$11.96	$15.41
Barrels of oil equivalent (per BOE)	$34.62	$52.29
Production cost per BOE	$8.61	$10.58
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (BOE).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Gross and Net Productive Wells
The following table summarizes our gross and net productive oil and natural gas wells by area as of December 31, 2020.  A net well represents our percentage of ownership of a gross well.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	226	125	2	1	228	126
Eagle Ford Trend	121	52	—	—	121	52
Acreage
The following table summarizes our gross and net developed and undeveloped acreage by area and state as of December 31, 2020. Net acreage represents our percentage ownership of gross acreage.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	8,450	5,188	30,325	22,713	38,775	27,901
Eagle Ford Trend	23,537	10,451	2,882	2,025	26,419	12,476
Texas	31,987	15,639	33,207	24,738	65,194	40,377

The following table summarizes, as of December 31, 2020, the portion of our gross and net acreage subject to expiration over the next three years if not successfully developed or renewed.

	Expiring Acreage
	2021		2022		2023		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	121	10	721	495	—	—	842	505
Eagle Ford Trend	926	421	4,036	1,471	49	41	5,011	1,933
Total	1,047	431	4,757	1,966	49	41	5,853	2,438

Approximately 97% of the Midland Basin net acreage is held by production and approximately 84% of the Eagle Ford net acreage is held by production. On a combined basis, our total net acreage is approximately 93% held by production.

Drilling Activities
The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed in the periods indicated.

	Years Ended December 31,
	2020		2019
	Gross	Net	Gross	Net
Development wells:
Productive	24	13	42	21
Dry(1)	—	—	1	—
Exploratory wells:
Productive	—	—	—	—
Dry	—	—	—	—
Total wells:
Productive	24	13	42	21
Dry	—	—	1	—
Total	24	13	43	21

(1)The dry hole category includes one gross (0.2 net) non-operated well that was unsuccessful due to mechanical issues.
The figures in the table above do not include 5 gross wells (3.7 net) that were drilled and uncompleted or in the process of being completed at December 31, 2020, all of which are classified as PUDs as of that date and are expected to begin producing in the first quarter of 2021.
Item 3.  Legal Proceedings
In the ordinary course of business, we may be involved in litigation and claims arising out of our operations. As of December 31, 2020, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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

Holders
As of March 1, 2021, there were approximately 3,900 holders of record of our Class A Common Stock and 13 holders of record of our Class B Common Stock. There is no public market for our Class B Common Stock.
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
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2020	—	—	—	—
November 2020	—	—	—	—
December 2020	56,151	$5.42	—	—
(1)All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
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
Overview
We are a growth-oriented independent oil and gas company engaged in the economic acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our assets are located in the Midland Basin of west Texas and the Eagle Ford Trend of south Texas.
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
Midland Basin Acquisition
On January 7, 2021, Earthstone Energy, Inc. (“Earthstone” or the “Company”), Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH” and collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated December 17, 2020 (the “Purchase Agreement”) that was previously reported on Form 8-K filed with the SEC on December 22, 2020. The Seller was unaffiliated with the Company. At the closing of the Purchase Agreement, among other things, EEH acquired (the “Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager (collectively, the “Acquired Entities”) for aggregate consideration consisting of the following: (i) an aggregate amount of cash from EEH equal to approximately $131.2 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A Common Stock issued to Independence (such shares, the “Acquisition Shares,” and such issuance, the “Stock Issuance”). As a result of the Stock Issuance, Earthstone is no longer considered a controlled company within the meaning of the NYSE rules.
Amendment to Credit Agreement - In preparation for the IRM Acquisition, on December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). The Amendment was effective upon the closing of the IRM Acquisition. Among other things, the Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.
Liquidity Update
As of March 1, 2021, we had $10.1 million in cash and $227.5 million of long-term debt outstanding under our Credit Agreement, as amended, with a borrowing base of $360 million. With the $132.5 million of undrawn borrowing base capacity and $10.1 million in cash, we had total liquidity of approximately $142.6 million.
Areas of Operation
At present, our primary efforts are concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource basin that provides us with multiple horizontal targets, extensive production histories, long-lived reserves and historically high drilling success rates.
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
During 2020, we completed and began producing from 9 gross / 9 net operated wells and 15 gross / 3.5 net non-operated wells. We exited 2020 with 5 gross / 3.7 net wells that were drilled and awaiting completion. We recently completed these wells and anticipate turning them to sales before the end of March 2021.
We recently commenced our 2021 drilling program with the deployment of a rig in Midland County. After drilling on a three-well pad in the Hamman project, we expect to drill a four-well pad on the recently acquired IRM Spanish Pearl project. We anticipate moving the rig to Upton County and drilling 10-11 wells. Consistent with previously released guidance, we anticipate drilling 16 gross / 14.8 net operated wells and spudding an additional 5 gross / 3.7 net operated wells during 2021.
Additionally, we are focused on efficiently integrating the recently acquired IRM assets into our operations. As a result of the IRM Acquisition, we added 43,400 additional net acres in the Midland Basin of which 99% is operated and 1% is non-operated, as well as adding 70 potential gross horizontal drilling locations on core acreage located in Midland and Ector counties.
Impairments
We recorded impairments in 2020 as follows:

($ in thousands)	Eagle Ford Trend	Midland Basin	Corporate	Total
Proved properties	$25,252	$—	$—	$25,252
Unproved properties	11,311	—	—	11,311
Acreage expirations (1)	2,400	7,915	—	10,315
Goodwill	—	—	17,620	17,620
	$38,963	$7,915	$17,620	$64,498
(1)Impairments in unproved properties resulting from acreage deemed expired (not planned to be renewed).

Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019

	Years Ended December 31,
	2020	2019	Change
Sales volumes:
Oil (MBbl)	3,180	3,086	3%
Natural gas (MMcf)	7,282	4,760	53%
Natural gas liquids (MBbl)	1,198	1,022	17%
Barrels of oil equivalent (MBOE) (1)	5,591	4,902	14%
Average daily production (BOE per day)	15,276	13,429	14%

Average prices realized:
Oil (per Bbl)	$37.85	$55.71	(32)%
Natural gas (per Mcf)	$1.18	$0.82	44%
Natural gas liquids (per Bbl)	$13.03	$15.09	(14)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$54.95	$59.82	(8)%
Natural gas ($/Mcf)	$1.42	$1.49	(5)%
Natural gas liquids ($/Bbl)	$13.03	$15.09	(14)%

(In thousands)
Oil revenues	$120,355	$171,925	(30)%
Natural gas revenues	8,567	3,913	119%
Natural gas liquids revenues	15,601	15,424	1%
Total revenues	$144,523	$191,262	(24)%

Lease operating expense	$29,131	$28,683	2%
Production and ad valorem taxes	$9,411	$11,871	(21)%
Impairment expense	$64,498	$—	NM
Depreciation, depletion and amortization	$96,414	$69,243	39%

General and administrative expense (excluding stock-based compensation)	$18,179	$18,963	(4)%
Stock-based compensation	$10,054	$8,648	16%
General and administrative expense	$28,233	$27,611	2%

Transaction costs	$622	$1,077	(42)%
Gain on sale of oil and gas properties, net	$204	$3,222	(94)%
Interest expense, net	$(5,232)	$(6,566)	(20)%
Write-off of deferred financing costs	$—	$(1,242)	NM

Unrealized gain (loss) on derivative contracts	$3,855	$(59,849)	(106)%
Realized gain on derivative contracts	$56,044	$15,866	253%
Gain (loss) on derivative contracts, net	$59,899	$(43,983)	(236)%

Income tax benefit (expense)	$112	$(1,665)	(107)%

(1)Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (BOE).

NM – Not meaningful
Oil revenues
For the year ended December 31, 2020, oil revenues decreased by approximately $51.6 million or 30% compared to 2019. Of the decrease, $55.1 million was attributable to lower realized prices, partially offset by $3.5 million due to increased sales volumes. Our average realized price per Bbl decreased from $55.71 for the year ended December 31, 2019 to $37.85 or 32% for the year ended December 31, 2020. We had a net increase in the volume of oil sold of 93 MBbls or 3%, primarily due to new wells brought online offset by production shut-ins we initiated in May 2020 due to the domestic collapse of oil prices.
Natural gas revenues
For the year ended December 31, 2020, natural gas revenues increased by $4.7 million or 119% compared to 2019. Of the increase, $3.0 million was attributable to increased sales volumes and $1.7 million was due to higher realized prices. Our average realized price per Mcf increased 43% from $0.82 for the year ended December 31, 2019 to $1.18 for the year ended December 31, 2020. In the prior year, lack of sufficient pipeline transportation resulted in low natural gas prices, which improved in 2020. The total volume of natural gas produced and sold increased 2,522 MMcf or 53% primarily due to new wells brought online offset by the production shut-ins we initiated in May 2020.
Natural gas liquids revenues
For the year ended December 31, 2020, natural gas liquids revenues were relatively flat as compared to 2019 as a $2.3 million increase attributable to higher sales volumes was mostly offset by a $2.1 million decrease due to lower realized prices. The volume of natural gas liquids produced and sold increased by 176 MBbls or 17%, primarily due to new wells brought online offset by voluntary production shut-ins in May 2020.
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
LOE remained relatively flat, increasing by $0.4 million or 2% for the year ended December 31, 2020 compared to 2019, primarily due to costs reduction efforts implemented during 2020, offset by increased production in 2020.
Production and ad valorem taxes
Production and ad valorem taxes for the year ended December 31, 2020 decreased by $2.5 million or 21% compared to 2019, as the impact of increased volume was more than offset by the impact of decreased commodity prices. As a percentage of revenues from oil, natural gas, and natural gas liquids, production taxes remained relatively flat in 2020 compared to the prior year.
Impairment
During the year ended December 31, 2020, we recorded non-cash impairments totaling $64.5 million which consisted of $25.3 million to proved oil and natural gas properties, $21.6 million to unproved oil and natural gas properties and $17.6 million to goodwill. No impairments were recorded during the year ended December 31, 2019. See Note 7. Oil and Natural Gas Properties in the Notes to Consolidated Financial Statements for a discussion of how impairments are measured.
Depreciation, depletion and amortization (“DD&A”)

DD&A increased for the year ended December 31, 2020 by $27.2 million, or 39% compared to 2019, primarily due to reserve reductions resulting from depressed commodity prices (lower reserve quantities leads to higher DD&A per Boe), partially offset by a first quarter 2020 impairment charge of $25.3 million which resulted in a decreased depletable oil and natural gas properties base.
General and administrative expense (“G&A”)
These expenses consist primarily of employee remuneration, professional and consulting fees and other overhead expenses. G&A increased by $0.6 million for the year ended December 31, 2020 relative to the comparable period in 2019, primarily due to a $1.4 million increase in non-cash stock-based compensation expense related to awards granted in January 2020, offset by $0.8 million in reductions in cash-based expenses resulting from cost reduction efforts implemented in 2020.

Transaction costs
During the year ended December 31, 2020, we recorded transaction costs primarily due to legal, consulting and other fees of approximately $1.0 million related to the business combination which was consummated on January 7, 2021 and $0.3 million related to other potential transactions, offset by net reimbursements of $0.7 million related to the business combination (the “Bold Transaction”) pursuant to the Bold Contribution Agreement (as defined below) which closed on May 9, 2017. During the year ended December 31, 2019, the Company recorded transaction costs totaling approximately $1.1 million primarily due to the Bold Transaction.
Gain on sale of oil and gas properties, net
During the years ended December 31, 2020 and 2019, we sold certain oil and gas properties located in the Midland Basin, recording gains totaling $0.2 million and $3.6 million, respectively. See Note 3. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Interest expense, net
Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense decreased from $6.6 million for the year ended December 31, 2019, to $5.2 million for the year ended December 31, 2020 primarily due to lower effective interest rates, as well as lower outstanding borrowings compared to the prior year. See Note 13. Long-Term Debt in the Notes to Consolidated Financial Statements.
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
Gain (loss) on derivative contracts, net
For the year ended December 31, 2020, we recorded a net gain on derivative contracts of $59.9 million, consisting of net realized gains on settlements of $56.0 million and unrealized mark-to-market gains of $3.9 million. For the year ended December 31, 2019, we recorded a net loss on derivative contracts of $44.0 million, consisting of unrealized mark-to-market losses of $59.8 million, partially offset by net realized gains on settlements of $15.9 million.
Income tax benefit (expense)
During the year ended December 31, 2020, the Company recorded total income tax benefit of $0.11 million which included (1) deferred income tax expense for Lynden US of $0.15 million as a result of its share of the distributable income from EEH, (2) deferred income tax benefit for Earthstone of $0.61 million as a result of its share of the distributable loss from EEH, which was offset by a valuation allowance as future realization of the net deferred tax asset cannot be assured and (3) current income tax expense of $0.55 million, offset by deferred income tax benefit of $0.51 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2020.
During the year ended December 31, 2019, the Company recorded a total income tax expense of $1.7 million which included (1) deferred income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.4 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $1.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2019.
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. As of December 31, 2020, we had $1.5 million in cash and $115 million of long-term debt outstanding under our Credit Agreement with a borrowing base of $240 million. With the $125 million of undrawn borrowing base capacity and $1.5 million in cash, we had total liquidity of approximately $126.5 million. Subsequent to year-end, Earthstone closed on its previously announced acquisition of IRM and amended the Credit Agreement. As of March 1, 2021, we had $10.1 million in cash and $227.5 million of long-term debt outstanding under our Credit Agreement, as amended, with a borrowing base of $360 million. With the $132.5 million of undrawn borrowing base capacity and $10.1 million in cash, we had total liquidity of approximately $142.6 million.

As oil prices have recovered recently from their 2020 lows, we are preparing to resume drilling operations with the deployment of a rig late in the first quarter of 2021 and we expect to spend $90-$100 million based on our current 2021 drilling plan. We believe we will have sufficient liquidity with cash flows from operations and borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.
Working Capital
Working Capital (presented below) was a deficit of $20.8 million as of December 31, 2020 compared to a deficit of $39.9 million as of December 31, 2019, representing an improvement of $19.2 million. The improvement was primarily due to the reduction of liabilities resulting from reduced drilling activity. The components of working capital are presented below:

	December 31,
	2020	2019
Current assets:
Cash	$1,494	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	16,255	29,047
Joint interest billings and other, net of allowance of $19 and $83 at December 31, 2020 and 2019, respectively	7,966	6,672
Derivative asset	7,509	8,860
Prepaid expenses and other current assets	1,509	1,867
Total current assets	34,733	60,268

Current liabilities:
Accounts payable	$6,232	$25,284
Revenues and royalties payable	27,492	35,815
Accrued expenses	16,504	19,538
Asset retirement obligation	447	308
Derivative liability	1,135	6,889
Advances	2,277	11,505
Operating lease liability	773	570
Finance lease liability	69	206
Other current liabilities	565	43
Total current liabilities	55,494	100,158

Working Capital	$(20,761)	$(39,890)
We expect that changes in receivables and payables related to our pace of development, production volumes, changes in our hedging activities, realized commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
We expect to finance future development activities with cash flows from operating activities, borrowings under the Credit Agreement and, various means of corporate and project financing. Additionally, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.
In July 2019, we entered into a Wellbore Development Agreement (“WDA”) with a non-affiliated industry partner. This WDA reduced our working interest in certain wells in Reagan County. The industry partner paid a promoted (proportionately higher) share of the capital expenditures on eight wells, to earn 35% of the working interest in these wells.
Capital Expenditures

Our accrual basis capital expenditures for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	(In thousands)
	2020	2019
Drilling and completions	$66,580	$202,332
Leasehold costs	208	8,098
Total capital expenditures	$66,788	$210,430
Hedging Activities
The following table sets forth our outstanding derivative contracts at December 31, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2021	Crude Oil Swap	2,294,000	$51.17
2021	Crude Oil Basis Swap (1)	1,825,000	$1.05
2022	Crude Oil Swap	365,000	$47.70
2021	Natural Gas Swap	4,380,000	$2.76
2021	Natural Gas Basis Swap (2)	4,380,000	$(0.45)
(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

On January 7, 2021, upon closing of the IRM Acquisition, IRM had hedges in place for approximately 1,008,950 Bbls of oil at $41.07/Bbl.

Hedging Update
The following table sets forth our outstanding derivative contracts at March 4, 2021. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2021	Crude Oil Swap	3,326,750	$48.04
2021	Crude Oil Basis Swap (1)	2,857,750	$0.79
2021	Crude Oil Basis Swap (2)	1,032,750	$(0.26)
2022	Crude Oil Swap	1,458,500	$52.96
2022	Crude Oil Basis Swap (1)	1,368,750	$0.74
2021	Natural Gas Swap	6,912,000	$2.81
2021	Natural Gas Basis Swap (3)	6,912,000	$(0.37)
Q1 2022	Natural Gas Swap	450,000	$2.97
Q1 2022	Natural Gas Basis Swap (3)	450,000	$(0.23)
(1)    The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)    The swap is between WTI Roll and the WTI NYMEX.
(3)    The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

Obligations and Commitments
We had the following contractual obligations and commitments as of December 31, 2020:

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Debt (1)	$349	$—	$—	$115,000	$—	$—
Derivative liabilities	1,135	173	—	—	—	—
Asset retirement obligations	447	125	364	—	—	2,091
Gas contracts (2)	680	—	—	—	—	—
Office leases	791	696	595	605	152	—
Automobile leases	75	5	—	—	—	—
Total	$3,477	$999	$959	$115,605	$152	$2,091

(1)2021 amount represents interest payable under the Credit Agreement as of December 31, 2020.
(2)We have a non-cancelable fixed cost agreement of $0.7 million per year through May 2021 to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing related to certain Eagle Ford assets in south Texas. As the operator of the properties dedicated to this contract, the gross amount of obligation is provided; however, our net share is approximately 31%.

On January 7, 2021, upon closing of the IRM Acquisition, EEH became party to an office lease with an effective termination date of May 31, 2021, for which the remaining obligation is approximately $0.26 million.
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

Oil and Natural Gas Reserve Quantities
Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion, impairment of our oil and natural gas properties, and asset retirement obligations. Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). The accuracy of our reserve estimates is a function of:
•The quality and quantity of available data;
•The interpretation of that data;
•The accuracy of various mandated economic assumptions; and
•The judgments of the persons preparing the estimates.
Our proved reserves information included in this report is based on estimates prepared by our independent petroleum engineers, CG&A. The independent petroleum engineers evaluated 100% of our estimated proved reserve quantities and their related future net cash flows as of December 31, 2020. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We make revisions to reserve estimates throughout the year as additional information becomes available. We make changes to depletion rates, impairment calculations, and asset retirement obligations in the same period that changes to reserve estimates are made.
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
Income Taxes and Uncertain Tax Positions
We are a U.S. company operating in Texas, as of December 31, 2020, as well as one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, our tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions.
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
On January 7, 2021, upon closing of the IRM Acquisition, the acquired entity, Independence Resources Management, LLC (along with its wholly owned subsidiaries, collectively “IRM”), became a wholly owned subsidiary of EEH. IRM’s results will be reported on the U.S. Return of Partnership Income (Form 1065) and will flow to EEH through Schedule K-1 (Form 1065). As IRM is treated as a Partnership, for federal and state income tax purposes, it is not subject to income taxes at the federal level. At the state level, IRM only operates in Texas and is subject to the Texas Margin Tax.
Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in our Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020 and 2019, we recorded a valuation allowance for our deferred tax assets in the Consolidated Balance Sheets.
We apply the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. Our tax positions related to our pass-through status and state income tax liability, including deductibility of expenses, have been reviewed by our management and they believe those positions would more likely than not be sustained upon examination. Accordingly, we have not recorded an income tax liability for uncertain tax positions at December 31, 2020 or 2019.
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
We account for noncontrolling interest in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of Net (loss) income, as well as a noncontrolling interest component within equity. Noncontrolling interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheet as of December 31, 2020 and 2019, as well as an adjustment to Net (loss) income in the Consolidated Statement of Operations for the years ended December 31, 2020 and 2019.
As of December 31, 2020, Earthstone and Lynden US held 46.4% of the outstanding membership interests in EEH while Bold Holdings, the noncontrolling party, held the remaining 53.6%. See further discussion in Note 9. Noncontrolling Interest in the Notes to Consolidated Financial Statements.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2020.
Our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included herein.
(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Earthstone Energy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 10, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Moss Adams LLP

Houston, Texas
March 10, 2021

We have served as the Company’s auditor since 2018.

Item 9B.  Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
See list of “Information about our Executive Officers” under Item 1 of this report, which is incorporated herein by reference.
The other information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

PART IV
Item 15.  Exhibit and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
2.1(a)	First Amendment to the Contribution Agreement dated March 21, 2017, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	March 23, 2017
2.2	Purchase and Sale Agreement dated as of December 17, 2020, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Independence Resources Holdings, LLC and Independence Resources Manager, LLC	8-K	001-35049	2.1	December 22, 2020
3.1	Third Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated May 9, 2017.	8-A	001-35049	3.1	May 9, 2017
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 3, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
4.1	Specimen Class A Common Stock Certificate of Earthstone Energy, Inc.	8-K	001-35049	4.1	May 15, 2017
4.2	Description of Earthstone Energy, Inc.’s Class A Common Stock.	10-K	001-35049	4.2	March 11, 2020
10.1†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.1(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.1(b)†	Second Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated May 9, 2017.	8-K	001-35049	10.6	May 15, 2017
10.2	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.3†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.1	June 2, 2016
10.4†	Form of Restricted Stock Unit Agreement (Employee).	8-K	001-35049	10.2	June 2, 2016
10.5	First Amended and Restated Limited Liability Company Agreement of Earthstone Energy Holdings, LLC dated May 9, 2017.	8-K	001-35049	10.1	May 15, 2017

10.6	Registration Rights Agreement dated May 9, 2017 between Earthstone Energy, Inc. and Bold Energy Holdings, LLC.	8-K	001-35049	10.3	May 15, 2017
10.7	Voting Agreement dated May 9, 2017 by and among Earthstone Energy, Inc., EnCap Investments L.P., Oak Valley Resources, LLC and Bold Energy Holdings, LLC.	8-K	001-35049	10.4	May 15, 2017
10.7(a)	First Amendment to the Voting Agreement dated April 22, 2020, by and among Earthstone Energy, Inc., EnCap Investments L.P., and Bold Energy Holdings, LLC	8-K	001-35049	10.1	April 24, 2020
10.8†	Performance Unit Award Agreement (Executive Management).	8-K	001-35049	10.2	March 2, 2018
10.9†	Amended and Restated 2014 Long Term Incentive Plan dated June 6, 2018.	8-K	001-35049	10.1	June 6, 2018
10.9(a)	First Amendment to the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan dated June 3, 2020.	8-K	001-35049	10.1	June 5, 2020
10.10†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.2	February 1, 2019
10.11†	Earthstone Energy, Inc. Amended and Restated Change in Control and Severance Benefit Plan.	8-K	001-35049	10.1	January 29, 2021
10.12	Credit Agreement dated November 21, 2019, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Lenders party thereto.	8-K	001-35049	10.1	November 22, 2019
10.12(a)	First Amendment to Credit Agreement dated September 28, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto	8-K	001-35049	10.1	October 1, 2020
10.12(b)	Second Amendment to Credit Agreement dated December 17, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto	8-K	001-35049	10.1	December 22, 2020
10.13†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 31, 2020
10.14†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.2	January 31, 2020
10.15†	Form of Restricted Stock Unit Agreement (Director).	8-K	001-35049	10.3	January 31, 2020
10.16	Registration Rights Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., Independence Resources Holdings, LLC and the Persons identified on Schedule I thereto	8-K	001-35049	10.1	January 13, 2021

10.17	Voting Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., EnCap Investments L.P., Warburg Pincus Private Equity (E&P) XI – A, L.P., Warburg Pincus XI (E&P) Partners – A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners – B IRH, LLC, Warburg Pincus Energy (E&P)-A, LP, Warburg Pincus Energy (E&P) Partners-A, LP, Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., and WP Energy IRH Holdings, L.P.	8-K	001-35049	10.2	January 13, 2021
10.18	Lock-up Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., Warburg Pincus Private Equity (E&P) XI – A, L.P., Warburg Pincus XI (E&P) Partners – A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners – B IRH, LLC, Warburg Pincus Energy (E&P)-A, LP, Warburg Pincus Energy (E&P) Partners-A, LP, Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., and WP Energy IRH Holdings, L.P.	8-K	001-35049	10.3	January 13, 2021
10.19†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 29, 2021
14.1	Code of Business Conduct and Ethics.	8-K	001-35049	14	January 13, 2021
21.1	List of Subsidiaries.					X
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X
23.2	Consent of Moss Adams LLP.					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.						X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act.						X
99.1	Report of Cawley, Gillespie & Associates, Inc.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
†	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

		By:	/s/ Robert J. Anderson
		Name:	Robert J. Anderson
Date:	March 10, 2021	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2021
Robert J. Anderson

/s/ Tony Oviedo	Executive Vice President, Accounting and Administration (Principal Financial Officer and Principal Accounting Officer)	March 10, 2021
Tony Oviedo

/s/ Frank A. Lodzinski	Executive Chairman	March 10, 2021
Frank A. Lodzinski

/s/ David S. Habachy	Director	March 10, 2021
David S. Habachy

/s/ Jay F. Joliat	Director	March 10, 2021
Jay F. Joliat

/s/ Phil D. Kramer	Director	March 10, 2021
Phil D. Kramer

/s/ Ray Singleton	Director	March 10, 2021
Ray Singleton

/s/ Wynne M. Snoots, Jr.	Director	March 10, 2021
Wynne M. Snoots, Jr.

/s/ Brad A. Thielemann	Director	March 10, 2021
Brad A. Thielemann

/s/ Zachary G. Urban	Director	March 10, 2021
Zachary G. Urban

/s/ Robert L. Zorich	Director	March 10, 2021
Robert L. Zorich

EARTHSTONE ENERGY, INC.
Index to Consolidated Financial Statements and Supplementary Information

1

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Estimated Proved Oil and Gas Reserves on the Determination of Depreciation, Depletion and Amortization Expense related to Proved Oil and Natural Gas Properties and Impairment of Proved Oil and Natural Gas Properties
The Company’s net proved oil and natural gas properties balance was $731.7 million as of December 31, 2020, and the associated depreciation, depletion and amortization (DD&A) expense and impairment expense for the year ended December 31, 2020 was $95.9 million and $25.3 million, respectively. As described in Note 7 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and natural gas properties. The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total estimated proved oil and natural gas reserves and estimated proved developed oil and natural gas reserves, respectively. Proved oil and natural gas properties are reviewed for impairment on a nonrecurring basis. The impairment charge reduces the carrying values to their estimated fair values. These fair value measurements are classified as Level 3 measurements and include many unobservable inputs. Fair value is calculated as the estimated discounted future
2

net cash flows attributable to the assets. The Company’s primary assumptions in preparing the estimated discounted future net cash flows to be recovered from oil and natural gas properties are based on (i) proved reserves, (ii) forward commodity prices and assumptions as to costs and expenses, and (iii) the estimated discount rate that would be used by potential purchasers to determine the fair value of the assets.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on proved net oil and natural gas properties is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions used in developing those estimates, including future production, future oil and natural gas prices, future pricing differentials, and future development costs.

The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves, the calculation of DD&A expense, and the impairment assessment of proved oil and natural gas properties.
•Evaluating the significant assumptions used by management in developing these estimates, including future production, future oil and gas prices, future pricing differentials, and future development costs.
•Utilizing the work of management’s specialists to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were assessed, as well as the reasonableness of methods and assumptions used by the specialists. The procedures performed also included testing the data used by the specialists and evaluating the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.
•Testing management’s impairment assessment of proved oil and natural gas properties. This included evaluating management’s cash flow analysis related to the proved oil and natural gas properties. In addition, we involved internal valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
•Testing the inputs of and recalculating management’s DD&A calculation.

/s/ Moss Adams LLP

Houston, Texas
March 10, 2021

We have served as the Company’s auditor since 2018.

3

EARTHSTONE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2020	2019
Current assets:
Cash	$1,494	$13,822
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	16,255	29,047
Joint interest billings and other, net of allowance of $19 and $83 at December 31, 2020 and 2019, respectively	7,966	6,672
Derivative asset	7,509	8,860
Prepaid expenses and other current assets	1,509	1,867
Total current assets	34,733	60,268

Oil and gas properties, successful efforts method:
Proved properties	1,017,496	970,808
Unproved properties	233,767	260,271
Land	5,382	5,382
Total oil and gas properties	1,256,645	1,236,461
Accumulated depreciation, depletion and amortization	(291,213)	(195,567)
Net oil and gas properties	965,432	1,040,894

Other noncurrent assets:
Goodwill	—	17,620
Office and other equipment, net of accumulated depreciation of $3,675 and $3,180 at December 31, 2020 and 2019, respectively	931	1,311
Derivative asset	396	770
Operating lease right-of-use assets	2,450	3,108
Other noncurrent assets	1,315	1,572
TOTAL ASSETS	$1,005,257	$1,125,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,232	$25,284
Revenues and royalties payable	27,492	35,815
Accrued expenses	16,504	19,538
Asset retirement obligation	447	308
Derivative liability	1,135	6,889
Advances	2,277	11,505
Operating lease liability	773	570
Finance lease liability	69	206
Other current liabilities	565	43
Total current liabilities	55,494	100,158

Noncurrent liabilities:
Long-term debt	115,000	170,000
Asset retirement obligation	2,580	1,856
Derivative liability	173	—
Deferred tax liability	14,497	15,154
Operating lease liability	1,840	2,539
Finance lease liability	5	85
Other noncurrent liabilities	132	—
Total noncurrent liabilities	134,227	189,634

Commitments and Contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 30,343,421 and 29,421,131 issued and outstanding at December 31, 2020 and 2019, respectively	30	29
4

Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 35,009,371 and 35,260,680 issued and outstanding at December 31, 2020 and 2019, respectively	35	35
Additional paid-in capital	540,074	527,246
Accumulated deficit	(195,258)	(181,711)
Total Earthstone Energy, Inc. equity	344,881	345,599
Noncontrolling interest	470,655	490,152
Total equity	815,536	835,751

TOTAL LIABILITIES AND EQUITY	$1,005,257	$1,125,543
The accompanying notes are an integral part of these consolidated financial statements.
5

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
REVENUES
Oil	$120,355	$171,925
Natural gas	8,567	3,913
Natural gas liquids	15,601	15,424
Total revenues	144,523	191,262
OPERATING COSTS AND EXPENSES
Lease operating expense	29,131	28,683
Production and ad valorem taxes	9,411	11,871
Rig idle and termination expense	426	—
Impairment expense	64,498	—
Depreciation, depletion and amortization	96,414	69,243
General and administrative expense	28,233	27,611
Transaction costs	622	1,077
Accretion of asset retirement obligation	307	214
Exploration expense	298	653
Total operating costs and expenses	229,340	139,352
Gain on sale of oil and gas properties, net	204	3,222
(Loss) income from operations	(84,613)	55,132
OTHER INCOME (EXPENSE)
Interest expense, net	(5,232)	(6,566)
Write-off of deferred financing costs	—	(1,242)
Gain (loss) on derivative contracts, net	59,899	(43,983)
Other income (expense), net	400	(96)
Total other income (expense)	55,067	(51,887)
(Loss) income before income taxes	(29,546)	3,245
Income tax benefit (expense)	112	(1,665)
Net (loss) income	(29,434)	1,580
Less: Net (loss) income attributable to noncontrolling interest	(15,887)	861
Net (loss) income attributable to Earthstone Energy, Inc.	$(13,547)	$719
Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.45)	$0.02
Diluted	$(0.45)	$0.02
Weighted average common shares outstanding:
Basic	29,911,625	28,983,354
Diluted	29,911,625	29,360,885

The accompanying notes are an integral part of these consolidated financial statements.
6

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At January 1, 2019	28,696,321	35,452,178	$29	$35	$517,073	$(182,497)	$334,640	$491,852	$826,492
ASC 842 implementation	—	—	—	—	—	67	67	99	166
Stock-based compensation expense	—	—	—	—	8,648	—	8,648	—	8,648
Vesting of restricted stock units, net of taxes paid	533,312	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	203,394	—	—	—	(1,135)	—	(1,135)	—	(1,135)
Cancellation of treasury shares	(203,394)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	191,498	(191,498)	—	—	2,660	—	2,660	(2,660)	—
Net income	—	—	—	—	—	719	719	861	1,580
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	10,054	—	10,054	—	10,054
Vesting of restricted stock units, net of taxes paid	670,981	—	1	—	(1)	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	243,924	—	—	—	(835)	—	(835)	—	(835)
Cancellation of treasury shares	(243,924)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	251,309	(251,309)	—	—	3,610	—	3,610	(3,610)	—
Net loss	—	—	—	—	—	(13,547)	(13,547)	(15,887)	(29,434)
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536

The accompanying notes are an integral part of these consolidated financial statements.
7

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(29,434)	$1,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	46,878	—
Depreciation, depletion and amortization	96,414	69,243
Accretion of asset retirement obligations	307	214
Impairment of goodwill	17,620	—
Gain on sale of oil and gas properties, net	(204)	(3,222)
Settlement of asset retirement obligations	(195)	(374)
Total (gain) loss on derivative contracts, net	(59,899)	43,983
Operating portion of net cash received in settlement of derivative contracts	56,044	15,866
Stock-based compensation	10,054	8,648
Deferred income taxes	(657)	1,665
Write-off of deferred financing costs	—	1,242
Amortization of deferred financing costs	322	412
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	11,914	(18,035)
(Increase) decrease in prepaid expenses and other current assets	(203)	66
Increase (decrease) in accounts payable and accrued expenses	481	(10,438)
Increase (decrease) in revenues and royalties payable	(8,323)	7,067
Increase (decrease) in advances	(9,617)	8,331
Net cash provided by operating activities	131,502	126,248
Cash flows from investing activities:
Additions to oil and gas properties	(88,097)	(204,268)
Additions to office and other equipment	(114)	(527)
Proceeds from sale of oil and gas properties	414	4,184
Net cash used in investing activities	(87,797)	(200,611)
Cash flows from financing activities:
Proceeds from borrowings	136,056	234,680
Repayments of borrowings	(191,056)	(143,508)
Cash paid related to the exchange and cancellation of Class A Common Stock	(836)	(1,135)
Cash paid for finance leases	(130)	(392)
Deferred financing costs	(67)	(1,836)
Net cash (used in) provided by financing activities	(56,033)	87,809
Net increase (decrease) in cash	(12,328)	13,446
Cash at beginning of period	13,822	376
Cash at end of period	$1,494	$13,822
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,588	$6,405
Non-cash investing and financing activities:
Accrued capital expenditures	$7,328	$28,356
Lease asset additions - ASC 842	$—	$3,722
Asset retirement obligations	$762	$105

The accompanying notes are an integral part of these consolidated financial statements.
8

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
Estimated quantities of crude oil, natural gas and natural gas liquids reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the Consolidated Financial Statements, as well as included in Note 21. Supplemental Information On Oil And Gas Exploration And Production Activities (Unaudited), are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and natural gas liquids. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and natural gas liquids reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and natural gas liquids that are ultimately recovered.
Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property, plant and equipment, goodwill, asset retirement obligations, valuation allowances for deferred income tax assets, valuation of derivative instruments and valuation of certain performance-based restricted stock unit awards. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. See Note 21. Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited).
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
9

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. Accounts deemed uncollectible are charged to the allowance.
Provisions for bad debts and recoveries on accounts previously charged off are added to the allowance. The Company routinely assesses the recoverability of all material trade receivables and other receivables to determine their collectability. Allowance for uncollectible accounts receivable was $0.02 million and $0.1 million at December 31, 2020 and 2019, respectively.
Derivative Instruments
The Company utilizes derivative instruments in order to manage exposure to risks associated with fluctuating commodity prices and interest rates. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings. The Company has elected to not designate any of its positions under the hedge accounting rules. Accordingly, these derivative contracts are mark-to-market and any changes in the estimated values of derivative contracts held at the balance sheet date are recognized in Gain (loss) on derivative contracts, net in the Consolidated Statements of Operations as unrealized gains or losses on derivative contracts.  Realized gains or losses on derivative contracts are also recognized in Gain (loss) on derivative contracts, net in the Consolidated Statements of Operations.
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
A discounted future cash flow analysis of the properties to which the Goodwill was associated was performed based on commodity price futures as of March 31, 2020. The resulting fair value was lower than the net book value of the associated properties. Additionally, the Company’s enterprise value, calculated as the combined market capitalization of the Company’s equity and long-term debt, was lower than the book value of its assets, without allocating between the Company's two major properties, Midland properties and Eagle Ford properties. Accordingly, the entire $17.6 million balance of Goodwill was impaired on that date, resulting in no remaining amounts subject to impairment. There were no impairments to Goodwill recorded in the year ended December 31, 2019. For further discussion, see Note 8. Goodwill.
Office and Other Equipment
Office and other equipment primarily includes leasehold improvements, vehicles, computer equipment and software, office furniture and fixtures and field equipment. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two years to 10 years. The Company had office and other equipment of $0.9 million and $1.3 million, net of accumulated depreciation and amortization of $3.7 million and $3.2 million, at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $0.5 million and $0.7 million, respectively. See separate finance lease disclosures in Note 19. Leases.
Noncontrolling Interest
Noncontrolling Interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheet as of December 31, 2020 and 2019, as well as an adjustment to Net income in the Consolidated Statement of Operations for the years ended December 31, 2020 and 2019. As of December 31, 2020, Earthstone and Lynden US owned a 46.4% membership interest in EEH while Bold Energy Holdings, LLC (“Bold Holdings”), the noncontrolling third-party, owned the remaining 53.6%. See further discussion in Note 9. Noncontrolling Interest.
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
10

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in “Accounts receivable: oil, natural gas, and natural gas liquids revenues” in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, amounts receivable from contracts with customers were $16.3 million and $29.0 million, respectively. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from such revenues in the Consolidated Statements of Operations.
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
11

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Imbalances
The Company recognizes revenue for all oil, natural gas and NGL sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil, NGL and natural gas reserves. The Company is also subject to natural gas pipeline imbalances, which are recorded as accounts receivable or payable at values consistent with contractual arrangements with the owner of the pipeline. The Company had no imbalances as of December 31, 2020 or 2019.
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
Prior-Period Performance Obligations
The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Concentration of Credit Risk
Credit risk represents the actual or perceived financial loss that the Company would record if its purchasers, operators, or counterparties failed to perform pursuant to contractual terms.
The purchasers of the Company’s oil, natural gas, and natural gas liquids production consist primarily of independent marketers, major oil and natural gas companies and natural gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. In the year ended December 31, 2020, three purchasers accounted for 32%, 15% and 12%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues.  In the year ended December 31, 2019, three purchasers accounted for 30%, 14% and 12%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids revenues during the years ended December 31, 2020 and 2019. Additionally, at December 31, 2020, three purchasers accounted for 18%, 17% and 16%, respectively, of the Company’s oil, natural gas and natural gas liquids receivables. At December 31, 2019, three purchasers accounted for 46%, 14% and 10%, respectively, of the Company’s oil,
12

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

natural gas, and natural gas liquids receivables. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids receivables at December 31, 2020 or 2019.
The Company holds working interests in oil and natural gas properties for which a third-party serves as operator. The operator sells the oil, natural gas, and NGLs to the purchaser, collects the cash, and distributes the cash to the Company. In the year ended December 31, 2020, one operator distributed 15% of the Company’s oil, natural gas and natural gas liquids revenues. In the year ended December 31, 2019, no operator distributed 10% or more of the Company’s oil, natural gas and natural gas liquids revenues.
The derivative instruments of the Company are with a small number of counterparties and, from time-to-time, may represent material assets in the Consolidated Balance Sheets. At December 31, 2020, the Company had a net derivative asset position of $6.6 million. At December 31, 2019, the Company had $2.7 million of derivative contracts that were in a material asset position.
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
Income Taxes
The Company is a U.S. company operating in Texas, as of December 31, 2020, as well as one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, the Company’s tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which its operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. The Company’s effective tax rate for financial statement purposes will continue to fluctuate from year to year as its operations are conducted in different taxing jurisdictions.
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
The Company’s deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in the Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020 and 2019, the Company has recorded a valuation allowance for its deferred tax assets in the Consolidated Balance Sheets.
The Company applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. It requires that the Company recognize in the Consolidated Financial Statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. The Company’s tax positions related to its pass-through status and state income tax liability, including deductibility of expenses, have been reviewed by the Company’s management and they believe those positions would more likely than not be sustained upon
13

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

examination. Accordingly, the Company has not recorded an income tax liability for uncertain tax positions at December 31, 2020 or 2019.
Recently Issued Accounting Standards
Intangibles – Goodwill and Other – In January 2017, the FASB issued updated guidance simplifying the test for goodwill impairment. The update eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over its fair value and will be limited to the carrying value of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements. See further discussion of goodwill in Note 8. Goodwill.
Fair Value Measurements – In August 2018, the FASB issued an update which modifies the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted the update effective January 1, 2020 and the impact was not material to the Consolidated Financial Statements.
Income Taxes - In December 2019, the FASB issued an update that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company adopted the update effective January 1, 2021 and the impact was not material to the Consolidated Financial Statements.
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
Midland Basin Acquisition
On January 7, 2021, the Company completed an acquisition as described in Note 20. Subsequent Event.
Divestitures
During the year ended December 31, 2019, the Company sold certain non-core properties for approximately $4.2 million in cash, resulting in a gain of approximately $3.6 million recorded in Gain on sale of oil and gas properties, net in the Consolidated Statements of Operations. There were no material divestitures during the year ended December 31, 2020.
Note 4. Transaction Costs
During the year ended December 31, 2020, the Company recorded transaction costs primarily due to legal, consulting and other fees of approximately $1.0 million related to the acquisition noted above and $0.3 million related to other potential transactions, offset by net reimbursements of $0.7 million related to the business combination (the “Bold Transaction”) pursuant to the Bold Contribution Agreement (as defined below) which closed on May 9, 2017.
14

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2019, the Company recorded transaction costs totaling approximately $1.1 million primarily due to the Bold Transaction.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended December 31, 2020.
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
15

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset- current	$—	$7,509	$—	$7,509
Derivative asset- noncurrent	—	396	—	396
Total financial assets	$—	$7,905	$—	$7,905
Financial liabilities
Derivative liability - current	$—	$1,135	$—	$1,135
Derivative liability - noncurrent	—	173	—	173
Total financial liabilities	$—	$1,308	$—	$1,308
December 31, 2019
Financial assets
Derivative asset- current	$—	$8,860	$—	$8,860
Derivative asset- noncurrent	—	770	—	770
Total financial assets	$—	$9,630	$—	$9,630
Financial liabilities
Derivative liability - current	$—	$6,889	$—	$6,889
Derivative liability - noncurrent	—	—	—	—
Total financial liabilities	$—	$6,889	$—	$6,889
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
Performance Units
Among other things, the Earthstone Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”) allows for the grant of performance units. The Company accounts for these awards as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. See Note 12. Stock-Based Compensation.
Goodwill
Goodwill represents the excess of the purchase price of assets acquired over the fair value of those assets and is tested for impairment annually, or more frequently if events or changes in circumstances dictate that the fair value of goodwill may be less than its carrying amount. Such test includes an assessment of qualitative and quantitative factors. See Note 8. Goodwill.
Business Combinations
16

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Commodity Derivative Instruments
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
The following table sets forth the Company’s outstanding derivative contracts at December 31, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2021	Crude Oil Swap	2,294,000	$51.17
2021	Crude Oil Basis Swap (1)	1,825,000	$1.05
2022	Crude Oil Swap	365,000	$47.70
2021	Natural Gas Swap	4,380,000	$2.76
2021	Natural Gas Basis Swap (2)	4,380,000	$(0.45)
(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

17

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Consolidated Balance Sheets (in thousands):

		December 31, 2020			December 31, 2019
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$11,071	$(3,562)	$7,509	$13,321	$(4,461)	$8,860
Commodity contracts	Derivative liability - current	$4,492	$(3,562)	$930	$11,350	$(4,461)	$6,889
Interest rate swaps	Derivative liability - current	$205	$—	$205	$—	$—	$—
Commodity contracts	Derivative asset - noncurrent	$396	$—	$396	$1,031	$(261)	$770
Commodity contracts	Derivative liability - noncurrent	$—	$—	$—	$261	$(261)	$—
Interest rate swaps	Derivative liability - noncurrent	$173	$—	$173	$—	$—	$—

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Years Ended December 31,
	Statement of Cash Flows Location	Statement of Operations Location	2020	2019
Unrealized gain (loss)	Not presented separately	Not presented separately	$3,855	$(59,849)
Realized gain	Operating portion of net cash received in settlement of derivative contracts	Not presented separately	56,044	15,866
	Total (gain) loss on derivative contracts, net	Gain (loss) on derivative contracts, net	$59,899	$(43,983)

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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. Depletion expense for oil and natural gas producing property and related equipment was $95.9 million and $68.5 million for the years ended December 31, 2020 and 2019, respectively.
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
18

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Impairments to Oil and Natural Gas Properties
During the year ended December 31, 2020, primarily as a result of the decline in crude oil price futures, the Company recorded non-cash impairment charges of $25.3 million to its proved oil and natural gas properties and $13.2 million to its unproved oil and natural gas properties, located in the Eagle Ford Trend. As a result of certain acreage expirations, the Company recorded non-cash impairment charges of $8.4 million to its unproved oil and natural gas properties during the year ended December 31, 2020.
The Company recorded no non-cash asset impairment charges for the year ended December 31, 2019.
Accumulated impairments to proved and unproved oil and natural gas properties as of December 31, 2020 and 2019 were $168.0 million and $121.1 million, respectively.
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
A discounted future cash flow analysis of the properties to which the Goodwill was associated was performed based on commodity price futures as of March 31, 2020. The resulting fair value was lower than the net book value of the associated properties. Additionally, the Company’s enterprise value, calculated as the combined market capitalization of the Company’s equity and long-term debt, was lower than the book value of its assets, without allocating between the Company's two major properties, Midland properties and Eagle Ford properties. Accordingly, the entire $17.6 million balance of Goodwill was impaired on that date, resulting in no remaining amounts subject to impairment. The goodwill impairment charge is included in Impairment expense in the Consolidated Statement of Operations for the year ended December 31, 2020. The Company did not have any non-cash impairment charges to Goodwill for the year ended December 31, 2019.
Accumulated impairments to Goodwill as of December 31, 2020 and 2019 were $36.7 million and $19.1 million, respectively.
Note 9. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries, and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Consolidated Statements of Operations for the year ended December 31, 2020 represents the portion of net income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2020 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.
The following table presents the changes in noncontrolling interest for the year ended December 31, 2020:
19

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2019	29,421,131	45.5%	35,260,680	54.5%	64,681,811
EEH Units issued in connection with the vesting of restricted stock units	670,981		—		670,981
EEH Units and Class B Common Stock converted to Class A Common Stock	251,309		(251,309)		—
As of December 31, 2020	30,343,421	46.4%	35,009,371	53.6%	65,352,792
Note 10. Net (Loss) Income Per Common Share
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
A reconciliation of Net (loss) income per common share is as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2020	2019
Net (loss) income attributable to Earthstone Energy, Inc.	$(13,547)	$719
Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.45)	$0.02
Diluted	$(0.45)	$0.02
Weighted average common shares outstanding
Basic	29,911,625	28,983,354
Add potentially dilutive securities:
Unvested restricted stock units	—	—
Unvested performance units	—	377,531
Diluted weighted average common shares outstanding	29,911,625	29,360,885
The Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and Net loss attributable to noncontrolling interest of $15.9 million for the year ended December 31, 2020 and Net income attributable to noncontrolling interest of $0.9 million for the year ended December 31, 2019 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the years then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.
Note 11. Common Stock
Class A Common Stock
At December 31, 2020 and 2019, there were 30,343,421 and 29,421,131 shares of Class A Common Stock issued and outstanding, respectively. During the years ended December 31, 2020 and 2019, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 914,905 and 736,706 shares of Class A Common Stock, respectively, of which 243,924 and 203,394 shares of Class A Common Stock, respectively, were retained as treasury stock and canceled to satisfy the related employee income tax liability.
Class B Common Stock
At December 31, 2020 and 2019, there were 35,009,371 and 35,260,680 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the years ended December 31, 2020 and 2019, 251,309 and 191,498 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
20

Note 12. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan allows, among other things, for the grant of restricted stock units (“RSUs”). As of December 31, 2020, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 9.4 million shares.
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
The table below summarizes unvested RSU activity for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2019	1,107,796	$6.60
Granted	859,100	$5.07
Forfeited	(1,083)	$5.19
Vested	(914,905)	$6.37
Unvested RSUs at December 31, 2020	1,050,908	$5.55
During the year ended December 31, 2020, Earthstone granted 744,700 RSUs to employees and 114,400 RSUs to certain members of the Board with vesting periods ranging from 12 to 36 months. The total grant date fair value of the RSUs granted during the years ended December 31, 2020 and 2019 were $4.4 million and $6.5 million, respectively, with a weighted average grant date fair value per share of $5.07 and $6.04, respectively. The total vesting date fair value of the RSUs that vested during 2020 and 2019 was $3.0 million and $4.2 million, respectively. As of December 31, 2020, there was approximately $5.7 million of total unrecognized stock-based compensation expense related to unvested RSUs, which will be amortized over the remaining vesting periods. The weighted average remaining vesting period of the unrecognized compensation expense is 0.98 years.
For the years ended December 31, 2020 and 2019, stock-based compensation related to RSUs was $5.4 million and $5.9 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2019	835,625	$10.51
Granted	1,043,800	$5.36
Unvested PSUs at December 31, 2020	1,879,425	$7.65

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
21

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
As of December 31, 2020, there was $6.1 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 0.88 years.
For the years ended December 31, 2020 and 2019, stock-based compensation related to the PSUs was approximately $4.6 million and $2.7 million, respectively.
Note 13. Long-Term Debt
Credit Agreement
On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (the “Credit Agreement”), which replaced the Prior Credit Agreement (as defined below), which was terminated on November 21, 2019.
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
On March 27, 2020, in connection with a redetermination of the borrowing base under the Credit Agreement, the borrowing base was set at $275 million, representing a 15% decrease from the previous borrowing base of $325 million.
On September 28, 2020, Earthstone, EEH, Wells Fargo, the guarantors party thereto, and the Lenders entered into an amendment (the “Amendment”) to the Credit Agreement. Among other things, the Amendment decreased the borrowing base from $275 million to $240 million, increased the interest rate on outstanding borrowings by 25 to 50 basis points, increased the flexibility to finance and make acquisitions, and added certain restrictions related to dividends and distributions.
The next regularly scheduled redetermination of the borrowing base is on or around April 1, 2021. Subsequent redeterminations will occur on or about each November 1st and May 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 2.00% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.00% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
In addition, the Credit Agreement requires EEH to maintain the following financial covenants: a current ratio of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which was calculated as EBITDAX for the four consecutive fiscal quarters ending on such date. The term “EBITDAX” means, for any period, the sum of consolidated net income for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv)
22

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income, the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. At December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.
As of December 31, 2020, the Company had a $240.0 million borrowing base under the Credit Agreement, of which $115.0 million was outstanding, bearing annual interest of 2.400%, resulting in an additional $125.0 million of borrowing base availability under the Credit Agreement. At December 31, 2019, there were $170.0 million of borrowings outstanding under the Credit Agreement.
For the year ended December 31, 2020, the Company had borrowings of $136.1 million and $191.1 million in repayments of borrowings.
For the years ended December 31, 2020 and 2019, interest on all outstanding debt averaged 2.83% and 4.42% per annum, respectively, which excluded commitment fees of $0.6 million and $0.7 million for each period ended, respectively, and amortization of deferred financing costs of $0.3 million and $0.4 million for each period ended, respectively.
No costs associated with the Credit Agreement were capitalized during the year ended December 31, 2020. The Company capitalized $1.6 million of costs associated with the Credit Agreement for the year ended December 31, 2019. These capitalized costs are included in Other noncurrent assets in the Consolidated Balance Sheets. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.
Amendment to the Credit Agreement
On December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment was effective upon the closing of the acquisition described in Note 20. Subsequent Event. Among other things, the Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.
Note 14. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and natural gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning asset retirement obligations	$2,164	$2,229
Liabilities incurred	106	105
Property dispositions	(10)	(10)
Liabilities settled	(195)	(374)
Accretion expense	307	214
Revision of estimates	655	—
Ending asset retirement obligations	$3,027	$2,164
Note 15. Related Party Transactions
23

FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Earthstone's significant shareholder consists of various investment funds managed by a private equity firm who may manage other investments in entities with which the Company interacts in the normal course of business. On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of Earthstone’s significant shareholder (not under common control) for cash consideration of approximately $0.4 million.
In connection with the Olenik v. Lodzinski et al. lawsuit described below in Note 16. Commitments and Contingencies, Earthstone’s significant shareholder was also named in the lawsuit. As a result of the Settlement Agreement (defined below), the Company has concluded negotiations with its insurance carrier regarding an allocation of defense costs and settlement contributions above its deductible for all the parties named in the lawsuit.
Note 16. Commitments and Contingencies
Contractual Commitments
Future minimum contractual commitments as of December 31, 2020 under non-cancelable agreements having initial or remaining terms in excess of one year are as follows:

	2021	2022	2023	2024	2025	Thereafter
Gas contract	$680	$—	$—	$—	$—	$—
Office leases	791	696	595	605	152	—
Automobile leases	75	5	—	—	—	—
Total	$1,546	$701	$595	$605	$152	$—
The Company has a non-cancelable fixed cost agreement of $1.6 million per year through May 2021 to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing related to certain Eagle Ford assets in south Texas. As the operator of the properties dedicated to this contract, the gross amount of obligation is provided; however, the Company’s net share is approximately 31%.
Additionally, the Company leases corporate office space in The Woodlands, Texas and Midland, Texas. Rent expense was approximately $0.8 million and $0.8 million, for the years ended December 31, 2020 and 2019, respectively.  Minimum lease payments under the terms of non-cancelable operating leases as of December 31, 2020 are shown in the table above.
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
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleges that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserts that the directors negotiated the business combination pursuant
24

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit seeks unspecified damages and purports to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. After engaging in extensive pre-trial discovery, the parties engaged in a mediation process that resulted in a non-binding settlement term sheet on September 21, 2020. On January 4, 2021, the parties executed and filed a Stipulation of Settlement (the “Settlement Agreement”) with the Delaware Court of Chancery. The principal terms of the Settlement Agreement are as follows: (i) a $3.5 million all-in cash settlement payment (the “Fund”) to be funded by defendants and/or their insurers into an escrow account, (ii) a bi-lateral complete and full release of all claims against defendants and plaintiffs, and (iii) that 55% of the Fund (the derivative payment) be paid to Earthstone to be used as determined by management, according to their fiduciary duties and business judgment, 45% of the Fund (the class payment) be paid to members of the class or current stockholders of Earthstone. The Company expects court approval of the Settlement Agreement and in addition estimates the insurance carriers and related affiliates to reimburse the Company in the amount of $2.8 million and $0.1 million, respectively. There is no assurance, however, that the court will approve the settlement. As described above, the Company expects to receive a portion of the derivative payment, however, the amount cannot be reasonably determined at this time.
Through December 31, 2020, due to uncertainty of reimbursement, the Company recorded and accrued litigation costs when incurred and recorded insurance reimbursements as an offset only when proceeds were received in Transactions costs. In light of the Settlement Agreement, insurance carrier agreement on allocation of defense costs and settlement payment combined with the history of reimbursements from insurance carriers and related affiliate, a high probability of reimbursement exists. Accordingly, the Company has accrued $3.5 million related to the Settlement Agreement and estimated final defense costs associated with this legal action included in Accrued expenses in the Consolidated Balance Sheets, offset by an accrued $3.1 million of estimated reimbursements from insurance carriers and the majority shareholder which are included in Accounts receivable: Joint interest billings and other, net in the Consolidated Balance Sheets, with the impact of both items included in Transaction costs in the Consolidated Statements of Operations.
Note 17. Income Taxes
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
The following table shows the components of the Company’s income tax provision for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	(545)	—
Total current	(545)	—
Deferred:
Federal	147	(95)
State	510	(1,570)
Total deferred	657	(1,665)
Total income tax benefit (expense)	$112	$(1,665)

Effective Tax Rate
25

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the effective tax rate to the statutory rate for the years ended December 31, 2020 and 2019 is as follows (in thousands, except percentages):

	Years Ended December 31,
	2020			2019
	U.S.	Canada	Total	U.S.	Canada	Total
Net income (loss) before income taxes	$(29,546)	$—	$(29,546)	$3,245	$—	$3,245
Statutory rate	21%	27%	21%	21%	27%	21%
Tax expense computed at statutory rate	(6,204)	—	(6,204)	681	—	681
Noncontrolling interest	3,349	—	3,349	(374)	—	(374)
Non-deductible general and administrative expenses	1,943	—	1,943	230	—	230
State return to accrual	157	—	157	286	—	286
Refundable tax credits	—	—	—	—	—	—
State income taxes, net of Federal benefit	35	—	35	1,285	—	1,285
Valuation allowance	608	—	608	(443)	—	(443)
State rate change	—	—	—	—	—	—
Total income tax (benefit) expense	$(112)	$—	$(112)	$1,665	$—	$1,665
Effective tax rate	0.4%	—%	0.4%	51.3%	—%	51.3%

During the year ended December 31, 2020, the Company recorded total income tax benefit of $0.11 million which included (1) deferred income tax benefit for Lynden US of $0.15 million as a result of its share of the distributable income from EEH, (2) deferred income tax benefit for Earthstone of $0.61 million as a result of its share of the distributable loss from EEH, which was offset by a valuation allowance as future realization of the net deferred tax asset cannot be assured and (3) current income tax expense of $0.55 million, offset by deferred income tax benefit of $0.51 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2020.
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
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting.  Significant components of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred noncurrent income tax assets (liabilities):
Oil & gas properties	$18,929	$20,633
Basis difference in subsidiary obligation	(2,211)	(2,211)
Investment in Partnerships	(25,760)	(31,722)
Federal net operating loss carryforward	11,590	14,597
Net deferred noncurrent tax assets	2,548	1,297
Valuation allowance	(17,044)	(16,451)
Net deferred tax liability	$(14,496)	$(15,154)

As of December 31, 2020, the Company had a valuation allowance recorded against its deferred tax assets of $17.0 million which is in excess of its net deferred noncurrent tax assets of $2.5 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal corporate income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2020, the deferred tax assets and liabilities related to the two U.S.
26

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Federal corporate income tax returns, one Canadian income tax return and one related to the Texas Margin Tax are a $13.3 million deferred tax asset, a $9.6 million deferred tax liability, a $3.8 million deferred tax asset and a $4.8 million deferred tax liability, respectively, before considering the valuation allowance of $17.0 million.
As of December 31, 2019, the Company had a valuation allowance recorded against its deferred tax assets of $16.5 million which is in excess of its Net deferred noncurrent tax assets of $1.3 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2019, the deferred tax assets and liabilities related to the two U.S. Federal income tax returns, one Canadian income tax and one related to the Texas Margin Tax were a $12.7 million deferred tax asset, a $9.7 million deferred tax liability, a $3.8 million deferred tax asset and a $5.5 million deferred tax liability, respectively, before considering the valuation allowance of $16.5 million.
As of December 31, 2020, the Company had estimated U.S. net operating loss carryforwards of $42.4 million, the first expiring in 2034 and the last in 2040, and estimated Canadian net operating loss carryforwards of $10.0 million, the first expiring in 2024 and the last in 2037. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an ownership change for the purposes of Section 382 (“Sec 382”) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company has an additional estimated U.S. net operating loss carryforward of $28.2 million limited by Sec 382 resulting from the Lynden Arrangement. The Company continues to evaluate the impact, if any, of potential Sec 382 limitations.
The Company’s tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. Generally, the Company’s income tax years 2014 through 2019 remain open and subject to examination by the Internal Revenue Service or state tax jurisdictions where it conducts operations. In certain jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination.
Uncertain Tax Positions
FASB ASC Topic 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, the Company had no material uncertain tax positions. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position.
The Company files two Federal income tax returns, one Canadian income tax return and various combined and separate filings in several state and local jurisdictions. The Company’s practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statement of Operations. As of December 31, 2020, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities.
Note 18. Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees, which was initiated in April 2017. Eligible employees may make contributions to the 401(k) Plan by electing to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of 100% of employee contributions, not to exceed six percent of the employee’s annual eligible compensation. The Company’s matching contributions vest immediately. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2020 and 2019 were $0.5 million and $0.5 million, respectively.
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
The following table shows the classification and location of the Company’s leases on the Consolidated Balance Sheets (in thousands):
27

		December 31,
Leases	Balance Sheet Location	2020	2019
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$2,450	$3,108
Finance	Office and other equipment, net of accumulated depreciation and amortization	74	614
Total lease assets		$2,524	$3,722

Liabilities
Current:
Operating	Operating lease liabilities	$773	$570
Finance	Finance lease liabilities	69	206
Noncurrent:
Operating	Operating lease liabilities	1,840	2,539
Finance	Finance lease liabilities	5	85
Total lease liabilities		$2,687	$3,400

The following table shows the classification and location of the Company’s lease costs on the Consolidated Statements of Operations (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2020	2019
Operating lease expense	General and administrative expense	$786	$754
Finance lease expense:
Amortization of right-of-use assets	Depreciation, depletion and amortization	$217	$298
Interest on lease liability	Interest expense, net	13	33
Total lease expense		$1,016	$1,085

Additionally, the Company capitalized as part of oil and gas properties $2.9 million and $11.4 million of short-term lease costs related to drilling rig contracts during the years ended December 31, 2020 and 2019. All of the Company’s drilling rig contracts have enforceable terms of less than one year.
Minimum contractual obligations for the Company’s leases (undiscounted) as of December 31, 2020 were as follows (in thousands):

	Operating	Finance
2021	$791	$72
2022	696	5
2023	595	—
2024	605	—
2025	152	—
Thereafter	—	—
Total lease payments	$2,839	$77
Less imputed interest	(226)	(3)
Total lease liability	$2,613	$74

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	3.9	1.0	4.8	1.4
Weighted-average discount rate (1)	4.35%	6.71%	4.35%	6.75%

28

(1)The discount rate used for operating leases is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modifications to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.
The following table includes other quantitative information for the Company’s leases (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases	$632	$824
Cash payments for finance leases	130	392
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,182

Note 20. Subsequent Event
Midland Basin Acquisition
On January 7, 2021, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH” and collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in a Purchase and Sale Agreement dated December 17, 2020 (the “Purchase Agreement”). The Seller was unaffiliated with the Company. At the closing of the Purchase Agreement, among other things, EEH acquired (the “IRM Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager (collectively, the “Acquired Entities”) for aggregate consideration consisting of the following: (i) an aggregate amount of cash from EEH equal to approximately $131.2 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A Common Stock issued to Independence.
Acquisition costs of $1.0 million related to the IRM Acquisition are included in Transaction costs in the Company's consolidated statements of operations for the year ended December 31, 2020. The acquisition will be accounted for as a business combination, with the fair value of consideration allocated to the acquisition date fair value of assets and liabilities acquired. The Company’s post-acquisition date results of operations of the Acquired Entities will be incorporated into the Company's interim condensed consolidated financial statements for the three months ended March 31, 2021.
Note 21. Supplemental Information On Oil And Gas Exploration And Production Activities (Unaudited)
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
The Company’s oil and natural gas activities for 2020 and 2019 were entirely within the United States of America. Costs incurred in oil and natural gas producing activities were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Acquisition cost (1):
Proved	$—	$(141)
Unproved	—	(125)
Exploration costs:
Abandonment costs	—	653
Geological and geophysical	298	—
Development costs	67,550	210,520
Total additions	$67,848	$210,907
(1)Acquisition costs incurred during 2019 consisted primarily of purchase price adjustments related to 2018 acquisitions.
29

During the years ended December 31, 2020 and 2019, additions to oil and natural gas properties of $0.8 million and $0.1 million, respectively, were recorded for estimated costs of future abandonment related to new wells drilled or acquired.
During the years ended December 31, 2020 and 2019, the Company had no capitalized exploratory well costs, nor costs related to share-based compensation, general corporate overhead or similar activities.
Capitalized Costs
Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties producing activities, all of which are conducted within the continental United States as of December 31, 2020 and 2019, are summarized below (in thousands):

	December 31,
	2020	2019
Oil and gas properties, successful efforts method:
Proved properties	$1,118,148	$1,046,208
Accumulated impairment to proved properties	(100,652)	(75,400)
Proved properties, net of accumulated impairments	1,017,496	970,808
Unproved properties	301,083	305,961
Accumulated impairment to Unproved properties	(67,316)	(45,690)
Unproved properties, net of accumulated impairments	233,767	260,271
Land	5,382	5,382
Total oil and gas properties, net of accumulated impairments	1,256,645	1,236,461
Accumulated depreciation, depletion and amortization	(291,213)	(195,567)
Net oil and gas properties	$965,432	$1,040,894
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
The proved reserves estimates shown herein for the years ended December 31, 2020 and 2019 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
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
The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil prices as of December 31, 2020 and 2019 are based on the
30

respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate (“WTI”) spot prices which equates to $39.57 per barrel and $55.69 per barrel, respectively. The natural gas prices as of December 31, 2020 and 2019 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $1.99 per MMBtu and $2.58 per MMBtu, respectively. Natural gas liquids are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics. The natural gas liquids prices used to value reserves as of December 31, 2020 and 2019 averaged $11.61 per barrel and $16.17 per barrel, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquids reserves as of December 31, 2020 being valued using prices of $38.90 per barrel, $0.97 per MMBtu and $11.61 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.
A summary of the Company’s changes in quantities of proved oil, natural gas and NGLs reserves for the years ended December 31, 2020 and 2019 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Balance - December 31, 2018	59,034	113,217	20,943	98,847
Extensions and discoveries	3,598	4,476	721	5,065
Sales of minerals in place	(31)	(4)	(1)	(32)
Production	(3,086)	(4,760)	(1,022)	(4,902)
Revision to previous estimates	(6,865)	(4,939)	3,047	(4,642)
Balance - December 31, 2019	52,650	107,990	23,688	94,336
Extensions and discoveries	420	1,258	230	860
Production	(3,180)	(7,282)	(1,237)	(5,630)
Revision to previous estimates	(9,800)	9,249	(2,432)	(10,691)
Balance - December 31, 2020	40,090	111,215	20,249	78,875
Proved developed reserves:
December 31, 2018	14,325	26,110	4,969	23,646
December 31, 2019	18,220	35,120	7,447	31,521
December 31, 2020	18,878	55,764	10,125	38,298
Proved undeveloped reserves:
December 31, 2018	44,709	87,107	15,974	75,201
December 31, 2019	34,430	72,870	16,241	62,815
December 31, 2020	21,212	55,450	10,123	40,577

The table below presents the quantities of proved oil, natural gas and NGLs reserves attributable to noncontrolling interests as of December 31, 2020 and 2019:

As of December 31, 2020	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	10,113	29,873	5,424	20,516
Proved undeveloped	11,363	29,704	5,423	21,737
Total proved	21,476	59,577	10,847	42,253

As of December 31, 2019	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBOE)
Proved developed	9,933	19,146	4,060	17,183
Proved undeveloped	18,769	39,724	8,853	34,243
Total proved	28,702	58,870	12,913	51,426

Notable changes in proved reserves for the year ended December 31, 2020 included the following:
•Extensions and discoveries. In 2020, total extensions and discoveries of 860.0 MBOE was the result of successful drilling results and well performance primarily related to the Midland Basin.
31

•Revision to previous estimates. In 2020, the downward revisions of prior reserves of 10.7 MMBOE were primarily due to negative revisions due to price which included the reclassification of 11.9 MMBOE of reserves from proved undeveloped to non-proved due to the five-year development rule.
Notable changes in proved reserves for the year ended December 31, 2019 included the following:
•Extensions and discoveries. In 2019, total extensions and discoveries of 5.1 MMBOE was a result of successful drilling results and well performance primarily related to the Midland Basin.
•Sales of minerals in place. Sales of minerals in place totaled 32.0 MBOE during 2019, resulting from the disposition of certain non-operated properties in the Midland Basin. See Note 3. Acquisitions and Divestitures.
•Revision to previous estimates. In 2019, the downward revisions of prior reserves of 4.6 MMBOE were primarily due to reduced commodity prices.
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
Changes in PUD reserves for the years ended December 31, 2020 and 2019 were as follows (in MBOE):

Proved undeveloped reserves at December 31, 2018 (1)	75,201
Conversions to developed	(10,254)
Extensions and discoveries	1,230
Revision to previous estimates	(3,362)
Proved undeveloped reserves at December 31, 2019 (2)	62,815
Conversions to developed	(8,200)
Revision to previous estimates	(14,038)
Proved undeveloped reserves at December 31, 2020 (3)	40,577
(1)Includes 41,560 MBOE attributable to noncontrolling interests.
(2)Includes 34,243 MBOE attributable to noncontrolling interests.
(3)Includes 21,737 MBOE attributable to noncontrolling interests.
2020 Changes in Proved Undeveloped Reserves
Conversions to developed. In our year-end 2019 plan to develop its PUDs within five years, we estimated that $111.1 million of capital would be expended in 2020 for the conversion of 28 gross / 17.6 net PUDs to add 11.3 MMBOE. In 2020, due to unforeseeable conditions previously described, we spent $67.8 million to convert 18 gross / 10.3 net PUDs adding 8.2 MMBOE to developed.
Revision to previous estimates. We maintain a five-year development plan, reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. In response to lower commodity prices, we reduced the pace of activity in our five-year development plan. This resulted in the reclassification of 11.9 MMBOE of reserves from proved undeveloped to non-proved during the year ended December 31, 2020 due to the five-year development rule. Based on our then-current acreage position, strip prices, anticipated well economics, and our development plans at the time these reserves were classified as proved, we believe the previous classification of these locations as proved undeveloped was appropriate. The remaining revisions of 2.1 MMBOE were primarily due to reduced commodity prices.
2019 Changes in Proved Undeveloped Reserves
Conversions to developed. In the Company’s year-end 2018 plan to develop its PUDs within five years, the Company estimated that $103.8 million of capital would be expended in 2019 for the conversion of 30 gross / 12.30 net PUDs to add 9.9 MMBOE,
32

which was consistent with the $111.5 million actually spent to convert 32 gross / 13.4 net PUDs adding 10.3 MMBOE to developed.
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
The Company believes that the following factors should be taken into account when reviewing the following information:
•Future costs and commodity prices will probably differ from those required to be used in these calculations;
•Due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;
•A 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and
•Future net revenues may be subject to different rates of income taxation.
At December 31, 2020 and 2019, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Prices used to estimate reserves are included in Oil and Natural Gas Reserves above. Future production costs include per-well overhead expenses allowed under joint operating agreements, abandonment costs (net of salvage value), and a non-cancelable fixed cost agreement to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.
The Standardized Measure is as follows (in thousands):

	December 31,
	2020	2019
Future cash inflows	$1,902,073	$3,250,868
Future production costs	(633,248)	(1,027,464)
Future development costs	(285,088)	(628,692)
Future income tax expense	(35,557)	(58,824)
Future net cash flows	948,180	1,535,888
10% annual discount for estimated timing of cash flows	(487,327)	(746,311)
Standardized measure of discounted future net cash flows (1)	$460,853	$789,577
(1)At December 31, 2020 and 2019, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $246.9 million and $430.4 million, respectively.
33

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two-year period ended December 31, 2020 (in thousands):

	December 31,
	2020	2019
Beginning of year	$789,577	$959,452
Sales of oil and gas produced, net of production costs	(105,555)	(150,708)
Sales of minerals in place	14	(458)
Net changes in prices and production costs	(381,769)	(565,240)
Extensions, discoveries, and improved recoveries	14,644	127,182
Changes in income taxes, net	17,826	12,697
Previously estimated development costs incurred during the period	66,788	210,520
Net changes in future development costs	258,741	118,348
Revisions of previous quantity estimates	(273,781)	(35,588)
Accretion of discount	81,999	107,432
Changes in timing of estimated cash flows and other	(7,631)	5,940
End of year (1)	$460,853	$789,577
(1)At December 31, 2020 and 2019, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $246.9 million and $430.4 million, respectively.
34