Form 10-K/A
period 2020-12-31
EARTHSTONE ENERGY INC
filed 2021-04-09
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
1400 Woodloch Forest Drive, Suite 300
The Woodlands, Texas 77380
(Address of principal executive offices and zip code)
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
As of March 4, 2021, 43,646,391 shares of the registrant’s Class A Common Stock and 34,443,898 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Earthstone Energy, Inc.’s (“Earthstone” and together with our consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms) Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filings of these new certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and Item 15 of Part IV. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
See list of executive officers in “Information about our Executive Officers” under Item 1 of the Original 10-K, which is incorporated herein by reference.
Board of Directors of the Company

Name	Director Since	Age	Position	Expiration of Term
Frank A. Lodzinski	December 2014	71	Executive Chairman of the Board	2022
David S. Habachy	January 2021	45	Director	2023
Jay F. Joliat (1)(2)	December 2014	62	Director	2021
Phil D. Kramer (1)(2)(3)	October 2016	65	Director	2021
Ray Singleton (3)	July 1989	70	Director	2022
Wynne M. Snoots, Jr.	May 2017	60	Director	2022
Brad A. Thielemann (2)	December 2014	44	Director	2023
Zachary G. Urban (1)(3)	December 2014	43	Director	2023
Robert L. Zorich	December 2014	71	Director	2021
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.

Frank A. Lodzinski has over 48 years of oil and gas industry experience and served as our Chairman since December 2014 and as Executive Chairman since April 1, 2020. He served as our Chief Executive Officer from December 2014 through March 2020. He also served as our President from December 2014 through April 2018. Previously, he served as President and Chief Executive Officer of Oak Valley Resources, LLC (“Oak Valley”) from its formation in December 2012 until the closing of its strategic combination with Earthstone in December 2014. Prior to his service with Oak Valley, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley. From 1984 to 2004, he formed, acquired and/or managed several entities that were ultimately sold or merged into larger companies or were otherwise monetized for the benefit of shareholders. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC (“Southern Bay”) and served as its President. Through an affiliated Limited Partnership Southern Bay acquired oil and gas assets. The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski has served as a director and member of various Board Committees of Yuma Energy, Inc. (“Yuma”) from September 2014 to October 2020. Yuma, together with its subsidiaries, filed voluntary Chapter 11 petitions for relief under the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas on April 15, 2020 and on October 19, 2020 the cases were converted to a Chapter 7 liquidation. In connection therewith Mr. Lodzinski resigned from Yuma’s Board. Mr. Lodzinski holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.

The Board of Directors (the “Board”), in reviewing and assessing the contributions of Mr. Lodzinski to the Board, determined that his leadership and intimate knowledge of the oil and gas industry, our structure, and our operations, provide the Board with company-specific experience and expertise.

David S. Habachy has served as a director since January 2021. He has been a Managing Director on the Energy team of Warburg Pincus, LLC since 2017. Previously, Mr. Habachy served as Managing Director and member of the Investment Committee of the Kayne Anderson Energy Funds. Additionally, while at Kayne Anderson, Mr. Habachy served on numerous boards of oil and gas upstream E&P and midstream companies in the U.S. and Canada from 2008 to 2017. Prior to entering into Private Equity in 2008, Mr. Habachy spent 10 years in asset management, operations and consulting in the upstream E&P business. He started his Petroleum Engineering career at Arco/Vastar in 1998. Mr. Habachy serves as a Director of Ridge Runner Resources, LLC, Stronghold Energy II Holdings, LLC, Tall City Exploration III LLC, and Trident Energy GP, Ltd.  Meanwhile, Mr. Habachy currently serves on the Investment Committee Board for Memorial Hermann Health System and is a Board member of the Houston Producers’ Forum. Mr. Habachy holds a B.S. in Chemical Engineering and an M.B.A degree with George Kozmetsky highest honors distinction from The University of Texas at Austin.

The Board of Directors, in reviewing and assessing the contributions of Mr. Habachy to the Board, determined that his extensive experience in the oil and gas industry, including serving on the boards of private oil and gas exploration and production companies provides significant contributions to the Board. As a managing director at Warburg Pincus, LLC, Mr. Habachy is uniquely positioned to provide the Board with insight and advice on a full range of strategic, financial and governance matters.

Jay F. Joliat has served as a director since December 2014. For more than the past 35 years, Mr. Joliat has been an independent investor and developer in commercial, industrial and apartment real estate, residential home building, restaurant ownership and management. He has had direct and extensive experience in placement of venture private equity in generic pharmaceuticals, medical devices or procedures, and for over 30 years, oil and gas E&P in particular. He has been the CEO and CIO of Joliat & Company, Inc. since October 1988. He has been the CEO of Joliat Ventures, LLC since January 1998. Since January 1981, Mr. Joliat has served as Treasurer of Beefcarver Restaurants, Inc., and has been its CEO since 1989. He formed and managed his own registered investment management company early in his career after having held VP and/or SVP positions at E.F. Hutton, Dean Witter Reynolds, and LPL Financial. He holds a Bachelor’s Degree in Management and Finance from Oakland University (1982) and became a Certified Investment Management Analyst (CIMA) in 1983 after completing the requisite IMCA curriculum from the Wharton School of Business at the University of Pennsylvania. From 1996 through 2003, Mr. Joliat served on the Board of Directors of Caraco Pharmaceutical Laboratories Ltd., and served in various capacities on its audit, executive and compensation committees. From 2007 through August 2012, Mr. Joliat served on the Board of Directors of GeoResources, Inc., and served in various capacities on the audit, nominating and compensation committees until its merger with Halcón in August 2012.

The Board of Directors, in reviewing and assessing the contributions of Mr. Joliat to the Board, determined that his business experience in management and investments, as well as previously serving on the boards of directors of SEC-reporting companies, brings a unique perspective as an outside investor in oil and gas entities. His management skills, understanding of public and private capital markets, and financial acumen provide the Board with a valuable resource for planning corporate strategy.

Phil D. Kramer has served as a director since October 2016. He served as an Executive Vice President of Plains All American Pipeline, L.P. (“PAA”), an energy infrastructure and logistics company based in Houston, Texas, from November 2008 until February 2017. He also served as Executive Vice President and Chief Financial Officer of PAA from 1998 until 2008. He was a director and chairman of the audit committee of PetroLogistics GP, the general partner of PetroLogistics LP, from July 2012 until its sale in July 2014. Mr. Kramer has served on the board of directors of Oasis Midstream Partners since their initial public offering in September 2017. He graduated from the University of Oklahoma in 1978 with a degree in accounting and was previously a Certified Public Accountant. He is currently on the board of advisors of Price College of Business at the University of Oklahoma.

The Board of Directors, in reviewing and assessing the contributions of Mr. Kramer to the Board, determined that his management experience, understanding of public and private capital markets, and financial background provide the Board with a valuable resource for planning corporate strategy.

Ray Singleton has been one of our directors since July 1989. From December 2014 through June 2018, he served as our Executive Vice President - Northern Region. Previously, he served as our President and Chief Executive Officer from March 1993 until the closing of our strategic combination with Oak Valley Resources, LLC in December 2014. Mr. Singleton joined us in 1988 as a Production Manager/Petroleum Engineer. From 1983 until 1988, he owned and operated an engineering consulting firm serving the needs of 40 small oil and gas clients. During this period, he was engaged by the Company on various projects in south Texas and the Rocky Mountain region. Mr. Singleton began his career with Amoco Production Company in 1973 as a production engineer. He was subsequently employed by Champlin Petroleum as a drilling, completion, and production engineer from 1980 to 1983. Mr. Singleton is a petroleum engineer with over 40 years of experience in the oil and gas industry. His professional experience includes acquisition evaluation and economics, along with drilling, completion and production engineering in both Texas and the Rocky Mountain region. In addition, he possesses over 25 years of C-suite experience. Mr. Singleton received a B.S. degree in Petroleum Engineering from Texas A&M University in 1973 and received an MBA from Colorado State University’s Executive MBA Program in 1992. He is a member of the Society of Petroleum Engineers and was recently recognized by the National Association of Corporate Directors (NACD) as a Board Leadership Fellow, NACD’s Gold Standard Director Credential. Mr. Singleton is of Hispanic origin.

The Board of Directors, in reviewing and assessing Mr. Singleton’s qualifications to serve on the Board, considered, among other things, his experience and expertise in the oil and gas industry, including the operating, management or executive positions he has held with the Company and other oil and gas companies, and his extensive knowledge of the Company’s business, all of which has proven to be beneficial to us.

Wynne M. Snoots, Jr. has served as a director since May 2017. Mr. Snoots was previously a Partner at EnCap and was employed at EnCap from January 2001 through December 2020. Prior to joining EnCap, he was one of three partners of Paradigm Development & Trade, Inc., a private company focused on generating and monetizing exploration prospects located along the Gulf Coast of Louisiana. For the two years prior to his involvement in Paradigm, Mr. Snoots served as President of Magellan Exploration, LLC, a private portfolio company. He previously spent seven years with Enron Capital & Trade Resources in the Producer Finance Group, most recently as a Vice President. Mr. Snoots began his career as a petroleum engineer with Texas Oil and Gas Corporation. He received a Master of Business Administration from the University of Texas at Austin and holds a B.S. in Petroleum Engineering from the University of Oklahoma. Mr. Snoots is a member of the Independent Petroleum Association of America and the Houston Producers' Forum.

The Board of Directors, in reviewing and assessing the contributions of Mr. Snoots to the Board, determined that his extensive experience in the oil and gas exploration and production industry, including managing and serving on the boards of numerous oil and gas companies provides significant contributions to the Board.

Brad A. Thielemann has served as a director since December 2014. He is a Partner at EnCap. Prior to joining EnCap in 2006, he worked in the Investor Relations and Strategic Planning Groups at Plains All American Pipeline, L.P. Prior to that, he was an Associate at EnCap from 2000 to 2003 and a Treasury Analyst at Dynegy. Mr. Thielemann holds an M.B.A. from Duke University and a B.A. in Business Administration from the University of Texas at Austin. He serves on the boards of several EnCap portfolio companies, previously served on the board of the Houston Producers’ Forum and is a member of the Independent Petroleum Association of America.

The Board of Directors, in reviewing and assessing the contributions of Mr. Thielemann to the Board, determined that his extensive experience in the oil and gas industry, including serving on the boards of private oil and gas exploration and production companies provides significant contributions to the Board. As a partner at EnCap, Mr. Thielemann is uniquely positioned to provide the Board with insight and advice on a full range of strategic, financial and governance matters.

Zachary G. Urban has served as a director since December 2014. Since August, 2019, Mr. Urban has served as Principal at RHV Capital, an investment company that invests in privately held operating businesses. From January 2014 to July 2019, Mr. Urban served as CEO at the Vlasic Group, which is a private investment company with holdings in a wide variety of asset classes. Prior to being named CEO, Mr. Urban held the position of Managing Director of Investments at Vlasic Group from 2011 through 2013. At Vlasic Group, Mr. Urban has responsibility for a full spectrum of investment disciplines, including asset allocation, investment strategy, direct investments, manager selection, due diligence, and performance measurement. From

2001 to 2011, Mr. Urban worked at Donnelly Penman & Partners (“DP&P”), a regional investment bank. At DP&P, Mr. Urban specialized in merger and acquisition transactions, business valuations, financial advisory, due diligence services, and capital raising for middle market public and private clients. Prior to his time at DP&P, Mr. Urban also worked in the Corporate Value Consulting practice of PricewaterhouseCoopers LLP, where he focused on business valuation services, strategic consulting, and corporate finance consulting for public and private companies, including multinational and Fortune 500 clients. Mr. Urban holds the Chartered Financial Analyst (CFA) designation and graduated from the Honors College of Michigan State University with a B.A. degree in Finance with High Honor.

The Board of Directors, in reviewing and assessing the contributions of Mr. Urban to the Board, determined that his extensive investment experience across diverse industries provides significant contributions to the Board. In addition, his prior experience as an investment banker will enable Mr. Urban to provide the Board with insight and advice on a full range of general business and financial matters.

Robert L. Zorich has served as a director since December 2014. Mr. Zorich is a Managing Partner and co-founder of EnCap. He serves on the firm’s upstream investment and management committees and has been actively involved in all aspects of the firm’s management and growth since its inception in 1988. EnCap is a leading private equity firm focused on the upstream and midstream sectors of the oil and gas industry in North America, having raised 19 institutional oil and gas investment funds, totaling in excess of $27 billion of capital. Over its history, the firm has created over 220 oil and gas companies and currently manages capital on behalf of more than 250 U.S. and international investors, including public and private pension funds, insurance companies, sovereign wealth funds, university endowments and foundations. Prior to the formation of EnCap, Mr. Zorich was a Senior Vice President in charge of the Houston office of Trust Company of the West, then a large, privately-held pension manager. Previously, Mr. Zorich co-founded MAZE Exploration, Inc., a private oil and gas company headquartered in Denver. For the first seven years of his career, Mr. Zorich was employed by Republic Bank as a Vice President and Division Manager in the energy group. Mr. Zorich serves on the boards of several EnCap portfolio companies and previously served on the Board of Directors of Montage Resources Corporation (formerly Eclipse Resources Corporation) and Oasis Petroleum Inc. In addition, he serves on the investment committee of EnCap Flatrock Midstream. Mr. Zorich’s community involvement includes serving as a member of the Leadership Cabinet of Texas Children’s Hospital, as well as serving on the boards of the Workfaith Connection and the Memorial Assistance Ministries Endowment. He is a member of the Independent Petroleum Association of America, the Houston Producers’ Forum and Texas Independent Producers and Royalty Owners Association. Mr. Zorich holds a B.A. in Economics from the University of California at Santa Barbara and a Master’s Degree in International Management (with distinction) from the American Graduate School of International Management in Phoenix, Arizona.

The Board of Directors, in reviewing and assessing the contributions of Mr. Zorich to the Board, determined that his significant experience with financing, forming, and guiding numerous oil and gas companies while serving as a co-founder and managing partner of EnCap provides significant contributions to the Board. His insights and relationships have proven valuable towards guiding corporate strategies and pursuing growth opportunities.

Audit Committee

We have an Audit Committee of the Board. The Audit Committee provides oversight of the Company’s accounting policies, internal controls, financial reporting practices and legal and regulatory compliance, including approval of the Company’s Code of Ethics and any related party transactions. Among other things, the Audit Committee appoints our independent auditor and evaluates its independence and performance; maintains a line of communication between the Board, our management and the independent auditor; and oversees compliance with the Company’s policies for conducting business, including ethical business standards. The Audit Committee also provides oversight for the Company’s Covered Transaction Policy which includes the review of prospective transactions or approval of Covered Transactions, as defined in the policy.

The Board has determined that Mr. Joliat is an “audit committee financial expert” as that term is defined in the listing standards of the NYSE and applicable rules of the SEC. Each member of the Audit and Compensation Committees has been determined by the Board to be “independent” for purposes of the listing standards of the NYSE and the rules of the SEC, including the heightened “independence” standard required for members of the Audit Committee.

Covered Transactions Policy

Our Board adopted the Covered Transactions Policy (the “Covered Transactions Policy”) which addresses the reporting, review and approval or ratification of Covered Transactions. A “Covered Transaction” is defined as any actual or potential M&A transaction (asset acquisitions or business combinations) that is (a) between (1) the Company and EnCap Investments L.P.

(“EnCap”), or (2) the Company and any entity in which EnCap or its funds own more than 50% of the outstanding equity; and (b) if consummated, would need to be disclosed in a Current Report on Form 8-K or other similar SEC filing pursuant to applicable SEC rules. The Audit Committee has been delegated authority with respect to the Covered Transactions Policy. The Covered Transactions Policy is publicly available on our website (https://www.earthstoneenergy.com/sustainability/governance/).

Corporate Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code of Ethics provides that:

•we will comply with all laws, rules and regulations;
•our directors, officers, and employees are to avoid conflicts of interest and are prohibited from competing with the Company or personally exploiting our corporate opportunities;
•our directors, officers, and employees are to protect our assets and maintain our confidentiality;
•we are committed to promoting values of integrity and fair dealing; and
•we are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our SEC periodic reports and our tax returns.

Our Code of Ethics also contains procedures for employees to report, anonymously or otherwise, violations of the Code of Ethics.

The Code of Ethics is publicly available on our website (https://www.earthstoneenergy.com/sustainability/governance/).
Item 11. Executive Compensation
Overview

The following discussion provides information about the compensation program for our principal executive officer and certain other highly-compensated executive officers identified in the “Summary Compensation Table” below (collectively, the “named executive officers” or “NEOs”), and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This discussion provides a general description of the material elements of our compensation program and specific information about its various components.

Compensation Philosophy and Objectives

We operate in a highly competitive and challenging environment and must retain, attract and motivate talented individuals with the requisite technical and managerial skills to successfully pursue our business strategy. The objectives of our compensation program are to:

•Encourage growth in our oil and natural gas reserves and production;
•Encourage growth in cash flow and profitability;
•Survive and preserve value and upside potential for shareholders during industry and economic downturns, including present conditions related to both;
•Mitigate risks in our business related to compensation by balancing fixed compensation with short-term and long-term incentive compensation; and
•Enhance total stockholder returns through a compensation program that attracts and retains highly qualified executive officers.

Elements of our Executive Compensation Program

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

Annual Incentive Payments. Annual incentive payments (“AIP”) are the short-term portion of our compensation program. The AIP award is determined by the Compensation Committee based on performance factors in relation to the stated operating goals for the year and strategic factors which are based on longer-term corporate objectives. The Compensation Committee has historically reviewed performance objectives in the first quarter of each year. The objective of these incentives is to reward our named executive officers based on the performance of the Company as a whole and the contributions of the individual named executive officer in relation to our success.

Long-Term Incentives. Long-term incentives (“LTIP”) are equity-based awards granted under the Earthstone Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”). Under our 2014 Plan, the Compensation Committee has the flexibility to choose among a number of forms of long-term incentive compensation, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, performance bonuses, or other incentive awards. In the past, the Company has granted restricted stock unit (“RSU”) awards and performance stock unit (“Performance Unit”) awards to employees and RSU awards to non-employee directors under our 2014 Plan. A majority of long-term incentives for named executive officers are awarded through Performance Units which are tied to absolute shareholder performance over a three-year time frame.

Other Benefits. All employees may participate in our 401(k) Retirement Savings Plan (“401(k) Plan”). Each employee may make before-tax contributions in accordance with the limits established by the Internal Revenue Service. We provide our 401(k) Plan to help our employees attain financial security by providing them with a program to save a portion of their cash compensation for retirement in a tax efficient manner. Our matching contribution is an amount equal to 100% of the employee’s elective deferral contribution not to exceed 6% of the employee’s base compensation. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Roles of our Executives and the Compensation Committee

The Compensation Committee is comprised solely of independent directors and has overall responsibility for the compensation of our named executive officers. The Compensation Committee monitors our director and named executive officer compensation and benefit plans, policies and programs to ensure that they are market competitive and consistent with our compensation philosophy and objectives, along with our corporate governance guidelines. Generally, through December 31, 2020, our Executive Chairman, Mr. Lodzinski, and our President and Chief Executive Officer, Mr. Anderson, have made recommendations to the Compensation Committee regarding the base salary, AIP and long-term incentive compensation with respect to the named executive officers based on analysis and assessment of competitive markets and their performance. The Compensation Committee, in its sole discretion, may accept, modify or reject any or all such recommendations. The Compensation Committee will consider such recommendations and independently consider compensatory matters related to all of the named executive officers.

Factors Considered in Setting Executive Compensation

To achieve the objectives of our compensation program, the Compensation Committee believes that the compensation of each of our named executive officers should reflect the performance of the Company as a whole and the contributions of the individual named executive officer in relation to our success. In other words, our compensation program is based on the idea of pay for performance. Additionally, when evaluating our executive compensation, the Compensation Committee considers the results of the Company’s most recent Say-on-Pay advisory vote.

Other Compensation Practices

Accounting and Tax Considerations. Our Compensation Committee reviews and takes into account current tax, accounting and securities regulations as they relate to the design of our compensation programs and related decisions.

Stock Ownership Guidelines, Hedging Prohibitions and Pledging Limitations. We do not currently have ownership requirements or a stock retention policy for our named executive officers or non-employee directors. The Board has adopted a policy that effectively prohibits directors, officers and employees, including named executive officers, and contractors from engaging in hedging transactions, by prohibiting such persons from purchasing or selling put or call options, short sales, prepaid variable forward contracts, equity swaps, collars and exchange funds put or call options, and collars. The Board has adopted a policy requiring our named executive officers and members of the Board to obtain Board approval prior to pledging, or using as collateral, our common stock in order to secure personal loans or other obligations, which includes holding shares of our common stock in a margin account.

We will continue to review periodically best practices in this area and re-evaluate our position with respect to stock ownership guidelines, hedging restrictions and pledging limitations.

Summary Compensation Table

The following table presents, for the years ended December 31, 2020 and 2019, the compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) (2)($)	All Other Compensation ($)	Total ($)
Frank A. Lodzinski	2020	$312,500	$—	$294,065	$—	$606,565
Chief Executive Officer (through April 1, 2020)	2019	$498,333	$400,000	$2,893,118	$—	$3,791,451
(also Principal Executive Officer through April 1, 2020)

Robert J. Anderson	2020	$420,000	$294,000	$1,922,000	$19,200	$2,655,200
President (through April 1, 2020) (Principal Executive Officer commencing April 1, 2020)	2019	$414,167	$350,000	$1,928,745	$16,800	$2,709,712

Steven C. Collins	2020	$320,000	$192,000	$1,098,065	$19,200	$1,629,265
Executive Vice President, Completions and Operations	2019	$316,667	$275,000	$1,060,928	$28,300	$1,680,895

Mark Lumpkin, Jr.	2020	$320,000	$192,000	$1,098,065	$19,200	$1,629,265
Executive Vice President and Chief Financial Officer

Timothy D. Merrifield	2020	$320,000	$192,000	$1,098,065	$19,200	$1,629,265
Executive Vice President, Geological and Geophysical

Tony Oviedo	2020	$320,000	$192,000	$1,098,065	$19,200	$1,629,265
Executive Vice President, Accounting and Administration
(1)    Reflects the full grant date fair value of the RSU awards and Performance Unit awards granted pursuant to the 2014 Plan calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12. Stock Based Compensation, in the Notes to Consolidated Financial Statements. These amounts were calculated based on the closing market price for our shares on the NYSE on the date of grant.
(2)    The following table provides information about time-vested RSU awards and Performance Unit awards granted under the 2014 Plan to our named executive officers during the years presented. Each RSU represents a contingent right to receive one share of our Class A Common Stock. RSUs are generally settled and shares of Class A Common Stock are issued on a quarterly basis shortly after the end of each calendar quarter. The Performance Units are generally settled in shares of Class A Common Stock based upon the achievement by the Company of performance criteria established by the Compensation Committee. The number of shares of Class A Common Stock that may be issued will be determined by multiplying the number of Performance Units granted by the relative total shareholder return percentage (0% to 200%). Thus, the number of shares of Class A Common Stock that may be issued upon settlement of the Performance Unit awards may vary from 0% to 200% of the number of Performance Units granted.

2020 Awards	Restricted Stock Unit Awards		Performance Stock Unit Awards		Total Awards
Name	Granted (#)	Value ($)(a)	Granted (#)	Value ($)(a)	Value ($)
Frank A. Lodzinski	57,100	294,065	—	—	294,065
Robert J. Anderson	100,000	515,000	262,500	1,407,000	1,922,000
Steven C. Collins	57,100	294,065	150,000	804,000	1,098,065
Mark Lumpkin, Jr.	57,100	294,065	150,000	804,000	1,098,065
Timothy D. Merrifield	57,100	294,065	150,000	804,000	1,098,065
Tony Oviedo	57,100	294,065	150,000	804,000	1,098,065

2019 Awards	Restricted Stock Unit Awards		Performance Stock Unit Awards		Total Awards
Name	Granted (#)	Value ($)(a)	Granted (#)	Value ($)(a)	Value ($)
Frank A. Lodzinski	184,275	1,179,360	184,275	1,713,758	2,893,118
Robert J. Anderson	122,850	786,240	122,850	1,142,505	1,928,745
Steven C. Collins	67,575	432,480	67,575	628,448	1,060,928

(a)     Amount shown represents the fair value of the time-vested RSUs and Performance Units based on the closing market price of our shares of Class A Common Stock on the NYSE on, the respective grant date (performance-based valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award), multiplied by the number of time-vested RSUs and Performance Units, respectively.

Outstanding Equity Awards at Year-End

The following table provides information concerning unvested RSU awards, unearned Performance Unit awards and equity incentive plan awards for our named executive officers that were outstanding as of December 31, 2020.

Outstanding Equity Awards at 2020 Fiscal Year-End

	Restricted Stock Unit Awards		Performance Stock Unit Awards
Name	Number of shares or units that have not vested	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Frank A. Lodzinski	67,675	360,708	259,275	1,381,936
Robert J. Anderson	111,576	594,700	432,850	2,307,091
Steven C. Collins	62,676	334,063	242,575	1,292,925
Mark Lumpkin, Jr.	62,883	335,166	245,075	1,306,250
Timothy D. Merrifield	60,833	324,240	238,925	1,273,470
Tony Oviedo	62,676	334,063	242,575	1,292,925
(1)Amount shown represents the fair value of the shares of RSUs and Performance Units based on the closing market price of our shares of Class A Common Stock on the NYSE on December 31, 2020, the last trading day of our 2020 fiscal year, which was $5.33, multiplied by the number of unvested RSUs and Performance Units.
(2)The following table shows the vesting dates for the respective unvested RSUs listed in the above Outstanding Equity Awards at Year-End table:

Vesting Date	Mr. Lodzinski	Mr. Anderson	Mr. Collins	Mr. Lumpkin	Mr. Merrifield	Mr. Oviedo
March 31, 2021	21,606	22,529	12,473	12,680	12,168	12,473
June 30, 2021	15,356	18,572	10,390	10,390	9,878	10,390
September 30, 2021	15,356	18,570	10,389	10,389	9,876	10,389
December 31, 2021	15,357	18,571	10,390	10,390	9,877	10,390
March 31, 2022	—	8,333	4,758	4,758	4,758	4,758
June 30, 2022	—	8,334	4,759	4,759	4,759	4,759
September 30, 2022	—	8,333	4,758	4,758	4,758	4,758
December 31, 2022	—	8,334	4,759	4,759	4,759	4,759
(3)The unearned Performance Units listed in the above Outstanding Equity Awards at Year-End table vest as follows:

Vesting Date	Mr. Lodzinski	Mr. Anderson	Mr. Collins	Mr. Lumpkin	Mr. Merrifield	Mr. Oviedo
February 28, 2021	75,000	47,500	25,000	27,500	27,500	25,000
January 31, 2022	184,275	122,850	67,575	67,575	61,425	67,575
January 31, 2023	—	262,500	150,000	150,000	150,000	150,000

Employment Contracts and Potential Payments Upon a Termination of Employment or a Change in Control

We do not have any employment agreements with any of our named executive officers. The RSU agreements and Performance Unit agreements under which we have granted RSU awards and Performance Unit awards under the 2014 Plan contain provisions providing for accelerated vesting upon the death or disability of the named executive officer, upon termination of employment by the Company without cause or termination of employment by the named executive officer for “good reason” and upon a change in control of the Company.

In order to encourage our officers to consider and pursue all reasonable opportunities to improve stockholder value, including but not limited to a merger or sale of the Company, we adopted a Change in Control and Severance Benefit Plan, as amended and restated (the “CIC Plan”), which provides for severance benefits to the Company’s named executive officers (and certain other officers and key employees). Pursuant to the CIC Plan, following a change in control and during the “protection period,” which period extends from the date of the change in control until the date 18 months following the occurrence of a change in control, if the named executive officer’s employment is terminated by the Company without cause or by the named executive officer for a CIC good reason (i.e. a double-trigger), the named executive officer is entitled to (1) 200% of the executive’s annual base salary; (2) 200% of the greatest of (i) the executive’s annual bonus during the prior year, (ii) the executive’s annual bonus two years prior to termination date, and (iii) the executive’s current target bonus (the “AIP Amount”); and (3) reimbursement of 18 months of health benefits.

Pursuant to the CIC Plan, in the event the named executive officer’s employment is terminated for death or disability, the named executive officer is entitled to (1) 150% of the executive’s annual base salary; (2) 150% of the AIP Amount; and (3) reimbursement of 18 months of health benefits for his or her estate.

Pursuant to the CIC Plan, if the named executive officer’s employment with the Company is terminated by the Company without cause or by the named executive officer for a good reason and not during the protection period, the named executive officer is entitled to receive (1) 100% of the executive’s annual base salary, (2) 100% of the executive’s pro-rated AIP Amount (based on the number of days employed during the year of termination), and (3) reimbursement of 12 months of health benefits.

COMPENSATION OF DIRECTORS
Directors who are employees of the Company, as well as directors who are employed by EnCap or Warburg, receive no additional compensation for serving on the Board. The following describes our compensation program for four of the non-employee members of the Board, Jay F. Joliat, Phillip D. Kramer, Zachary G. Urban and Ray Singleton: (i) an annual cash retainer of $75,000, (ii) an annual equity grant in the equivalent of approximately $150,000 per year that vests in four equal quarterly installments, (iii) the chairperson of the Audit Committee receives an additional annual cash retainer of $20,000, and (iv) the chairperson of the Compensation Committee receives an additional annual cash retainer of $15,000. The Nominating and Corporate Governance Committee was established in January 2021 and the chairperson of this committee will receive an annual cash retainer of $15,000.

Director Compensation in 2020

The following table sets forth the aggregate compensation paid to our non-employee directors related to their services for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
Jay F. Joliat (3)	95,000	147,290	242,290
Phillip D. Kramer (4)	90,000	147,290	237,290
Ray Singleton	75,000	147,290	222,290
Wynne M. Snoots, Jr.	—	—	—
Douglas E. Swanson, Jr. (5)	—	—	—
Brad A. Thielemann	—	—	—
Zachary G. Urban	75,000	147,290	222,290
Robert L. Zorich	—	—	—
(1)Reflects the full grant date fair value of the RSU awards granted in 2020 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12. Stock-Based Compensation, in the Notes to Consolidated Financial Statements. The RSU awards each vested in four equal installments on March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020.
(2)No Directors had any unvested RSU awards outstanding at December 31, 2020.
(3)Mr. Joliat’s compensation includes an annual cash retainer of $20,000 to serve as the chairman of the Audit Committee.
(4)Mr. Kramer’s compensation includes an annual cash retainer of $15,000 to serve as the chairman of the Compensation Committee.
(5)Mr. Swanson did not seek re-election to the Board in 2020. His term of office expired on June 3, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table includes all holdings of our Class A Common Stock and Class B Common Stock, as of April 1, 2021, of our directors and our named executive officers, our directors and named executive officers as a group, and all those known by us to be beneficial owners of more than five percent of our outstanding shares of Class A Common Stock or Class B Common

Stock. Unless otherwise noted, the mailing address of each person or entity named below is 1400 Woodloch Forest Drive, Suite 300, The Woodlands, Texas 77380.

	Shares Beneficially Owned by Certain Beneficial Owners and Management (1)(2)
	Class A Common Stock		Class B Common Stock		Combined Voting Power (3)
Name	Number	Percent of Class (4)	Number	Percent of Class (5)	Number	Percent
Named Executive Officers:
Frank A. Lodzinski (6)	596,798	1.4%	—	—	596,798	*
Robert J. Anderson	331,822	*	—	—	331,822	*
Steven C. Collins	195,939	*	—	—	195,939	*
Tony Oviedo	107,595	*	—	—	107,595	*
Mark Lumpkin, Jr.	120,293	*	—	—	120,293	*
Timothy D. Merrifield	271,400	*	—	—	271,400	*

Non-Employee Directors:
David S. Habachy	—	—	—	—	—	—
Jay F. Joliat	189,001	*	—	—	189,001	*
Phillip D. Kramer	76,550	*	—	—	76,550	*
Ray Singleton	581,260	1.3%	—	—	581,260	*
Wynne M. Snoots, Jr.	—	—	—	—	—	—
Brad A. Thielemann (7)	—	—	—	—	—	—
Zachary G. Urban	39,515	*	—	—	39,515	*
Robert L. Zorich (7)	4,611,808	10.5%	33,956,524	98.6%	38,568,332	49.1%

Officers and Directors as a Group (14 persons):	7,121,981	16.1%	33,956,524	98.6%	41,078,505	52.3%

Beneficial Owners of More than Five Percent:
EnCap Investments L.P. (7)	4,611,808	10.5%	33,956,524	98.6%	38,568,332	49.1%
Warburg Pincus, LLC (8)	13,238,110	30.0%	—	—	13,238,110	16.9%
*    Less than one percent.
(1)    Subject to the terms of the First Amended and Restated Limited Liability Company Agreement (the “EEH LLC Agreement”) of Earthstone Energy Holdings, LLC (“EEH”), holders (“EEH Unit Holders”) of limited liability company interests of EEH (“EEH Units”) will have the right to exchange all or a portion of its EEH Units (together with a corresponding number of shares of Class B Common Stock) for Class A Common Stock (or the cash option) at an exchange ratio of one share of Class A Common Stock for each EEH Unit (and corresponding share of Class B Common Stock) exchanged. Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days. The Company has the option to deliver cash in lieu of shares of Class A Common Stock upon exercise by EEH Unit Holders of their exchange right. As a result, beneficial ownership of Class B Common Stock and EEH Units is not reflected as beneficial ownership of shares of our Class A Common Stock for which such units and stock may be exchanged.
(2)    This table lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. None of the shares are pledged as security by the named person.
(3)    Represents the percentage of voting power of our Class A Common Stock and Class B Common Stock voting together as a single class. Each share of Class B Common Stock has no economic rights, but entitles the holder thereof to one vote for each EEH Unit held by such holder.
(4)    The percentage is based upon 44,104,541 shares of Class A Common Stock issued and outstanding as of April 1, 2021.
(5)    The percentage is based upon 34,443,898 shares of Class B Common Stock issued and outstanding as of April 1, 2021.

(6)    462,369 shares are held in the name of Azure Energy, LLC (“Azure”). Mr. Lodzinski disclaims beneficial ownership of the shares held by Azure, except to the extent of his pecuniary interests therein.
(7)    Two affiliated investment funds (the “EnCap Funds”), specifically EnCap Energy Capital Fund VII, L.P. (“EnCap Fund VII”) holds 4,611,808 shares of Class A Common Stock and EnCap Energy Capital Fund IX, L.P. (“EnCap Fund IX”) beneficially holds 33,956,524 shares of Class B Common Stock, which are owned by its wholly-owned subsidiary Bold Holdings. EnCap Partners GP, LLC (“EnCap Partners GP”) is the sole general partner of EnCap Partners, LP (“EnCap Partners”), which is the managing member of EnCap Investments Holdings, LLC (“EnCap Holdings”), which is the sole member of EnCap Investments Blocker, LLC (“EnCap Investments Holdings”). EnCap Investments Holdings is (i) the sole member of EnCap Investments GP, L.L.C. (“EnCap Investments GP”), which is the sole general partner of EnCap, and (ii) the sole limited partner of EnCap. EnCap is the sole general partner of each of EnCap Equity Fund VII GP, L.P. (“EnCap Fund VII GP”) and EnCap Equity Fund IX GP, L.P. (“EnCap Fund IX GP”). EnCap Fund VII GP is the general partner of EnCap Fund VII. EnCap Fund IX GP is the general partner of EnCap Fund IX. Therefore, EnCap Partners GP, EnCap Partners, EnCap Holdings, EnCap Investments Holdings, EnCap Investments GP, EnCap, EnCap Fund VII GP and EnCap Fund IX GP may be deemed to beneficially own the listed securities. Messrs. Thielemann and Zorich do not have the sole or shared power to vote or dispose of the Class A Common Stock or Class B Common Stock held by the EnCap Funds. Mr. Zorich is a managing partner of EnCap Partners and may be deemed to beneficially own the reported securities held by the EnCap Funds. Mr. Thielemann is a partner at EnCap Partners. Mr. Zorich disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The address for the EnCap entities listed above is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.
(8)    Based solely on a Schedule 13D filed with the SEC on January 19, 2021 by the Warburg Entities: the Warburg Pincus LLC shareholders (the “WP Shareholders”) are: (i) Warburg Pincus Private Equity (E&P) XI – A, L.P. (“WP E&P XI A”) which holds 2,123,393 shares of Class A Common Stock, (ii) Warburg Pincus XI (E&P) Partners – A, L.P. (“WP XI E&P Partners A”) which holds 163,270 shares of Class A Common Stock, (iii) WP IRH Holdings, L.P. (“WP IRH Holdings”) which holds 2,068,675 shares of Class A Common Stock, (iv) Warburg Pincus XI (E&P) Partners-B IRH, LLC (“WP XI E&P Partners B IRH”) which holds 57,365 shares of Class A Common Stock, (v) WP Energy IRH Holdings, L.P. (“WPE IRH Holdings”) which holds 3,179,794 shares of Class A Common Stock, (vi) WP Energy Partners IRH Holdings, L.P. (“WPE Partners IRH Holdings”) which holds 260,350 shares of Class A Common Stock, (vii) Warburg Pincus Energy (E&P) Partners-B IRH, LLC (“WPE E&P Partners B IRH”) which holds 101,492 shares of Class A Common Stock, (viii) Warburg Pincus Energy (E&P) Partners-A, L.P. (“WPE E&P Partners A”) which holds 300,946 shares of Class A Common Stock, and (ix) Warburg Pincus Energy (E&P)-A, L.P. (“WPE E&P A”) which holds 4,982,825 shares of Class A Common Stock. Warburg Pincus XI (E&P) Partners – B, L.P. (“WP XI E&P Partners B”) is the general partner of WP XI E&P Partners B IRH. Warburg Pincus (E&P) XI, L.P. (“WP XI E&P GP”) is the general partner of WP E&P XI A, WP XI E&P Partners A, WP IRH Holdings, and WP XI E&P Partners B. Warburg Pincus (E&P) XI LLC (“WP XI E&P GP LLC”) is the general partner of WP XI E&P GP. Warburg Pincus Partners (E&P) XI LLC (“WPP E&P XI”) is the managing member of WP XI E&P GP LLC. Warburg Pincus Energy (E&P) Partners-B, L.P. (“WPE E&P Partners B”) is the general partner of WPE E&P Partners B IRH. Warburg Pincus (E&P) Energy GP, L.P. (“WPE E&P GP”) is the general partner of WPE IRH Holdings, WPE Partners IRH Holdings, WPE E&P Partners B, WPE E&P Partners A, and WPE E&P A. Warburg Pincus (E&P) Energy LLC (“WPE E&P GP LLC”) is the general partner of WPE E&P GP. Warburg Pincus Partners II (US), L.P. (“WPP II US”) is the managing member of WPP E&P XI and WPE E&P GP LLC. Warburg Pincus & Company US, LLC (“WP & Co. US LLC”) is the general partner of WPP II US. Warburg Pincus LLC (“WP LLC” and collectively, with WP XI E&P Partners B, WP XI E&P GP, WP XI E&P GP LLC, WPP E&P XI, WPE E&P Partners B, WPE E&P GP, WPE E&P GP LLC, WPP II US, WP & Co. US LLC and the WP Shareholders, the “Warburg Entities”) is a registered investment adviser, and the manager of WP E&P XI A, WP XI E&P Partners A, WPE E&P Partners A, and WPE E&P A. Each of WP XI E&P GP, WP XI E&P GP LLC and WPP E&P XI may be deemed to share beneficial ownership of the shares held of record by each of WP E&P XI A, WP XI E&P Partners A, WP IRH Holdings, WP XI E&P Partners B IRH and WP XI E&P Partners B. WP XI E&P Partners B may be deemed to share beneficial ownership of the shares held of record by WP XI E&P Partners B IRH. Each of WPE E&P GP, WPE E&P GP LLC, WPP II US and WP & Co. US LLC may be deemed to share beneficial ownership of the shares held of record by each of WPE IRH Holdings, WPE Partners IRH Holdings, WPE E&P Partners B IRH, WPE E&P Partners B, WPE E&P Partners A and WPE E&P A. WPE E&P Partners B may be deemed to share beneficial ownership of the shares held of record by WPE E&P Partners B IRH. Each of WPP II US and WP & Co. US LLC may be deemed to share beneficial ownership of the shares held of record by the WP Shareholders. WP & Co. US LLC may be deemed to share beneficial ownership of the shares held of record by each of WP E&P XI A, WP XI E&P Partners A, WPE E&P Partners A, and WPE E&P A. Each of the Warburg Entities disclaims any such beneficial ownership. The address of the Warburg Entities is 450 Lexington Avenue, New York, New York 10017.

Equity Compensation Plan Information

The following table provides information related to our Class A Common Stock which may be issued under our existing equity compensation plans as of December 31, 2020, including the 2014 Plan:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders: (1)	3,575,710	(1)	$—	(2)	327,955
Equity compensation plans not approved by security holders:	—		—		—
Total	3,575,710		$—	(2)	327,955

(1)
Represents the number of shares of Class A Common Stock underlying outstanding time-vested RSU awards and performance-based Performance Unit awards and assumes a 100% issuance related to the Performance Units which have a range of 0% to 200% based on the results of the performance criteria of the award.

(2)	The outstanding RSU awards do not have an exercise price.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Warburg Pincus, LLC

Warburg Pincus, LLC and its affiliates (“Warburg”) beneficially own approximately 16.9% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock as of April 1, 2021. Warburg has various investment funds that it manages. Those investment funds make investments in entities with which the Company may interact in the normal course of business.

Warburg Registration Rights Agreement

At the closing of the Purchase and Sale Agreement dated December 17, 2020 (the “Independence Purchase Agreement”), by and among Earthstone, EEH, Independence Resources Holdings, LLC (“Independence”) and Independence Resources Manager, LLC, Earthstone and Independence entered into a registration rights agreement (the “Warburg Registration Rights Agreement”) relating to the shares of Class A Common Stock that Independence acquired pursuant to the Independence Purchase Agreement (the “IRM Acquisition Shares”) and the shares of Class A Common Stock that Independence acquired from EnCap Investments L.P. and its affiliates (“EnCap”) on January 7, 2021 (collectively, the “Registrable Securities”).

Warburg Voting Agreement

On January 7, 2021, in connection with the closing of the Independence Purchase Agreement, the WP Shareholders, EnCap and Earthstone entered into a voting agreement (the “Warburg Voting Agreement”) containing provisions by which the Warburg Parties will have the right to appoint one director to the Board. The WP Shareholders’ right to appoint one director will terminate when the WP Shareholders, in the aggregate, no longer own: (i) 8% of the outstanding Class A Common Stock or (ii) 10% or more of the outstanding Class A Common Stock as a result of a sale by the WP Shareholders. The WP Shareholders nominated David S. Habachy and the Board appointed Mr. Habachy as a Class II director who will hold office until Earthstone’s annual meeting of stockholders in 2023.

EnCap Investments L.P.

EnCap and its affiliates beneficially own approximately 49.1% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock as of April 1, 2021. EnCap has various investment funds that it manages. Those investment funds make investments in entities with which the Company interacts in the normal course of business.

The discussion included in Note 16. Commitments and Contingencies, in the Notes to Consolidated Financial Statements related to the Olenik v. Lodzinski et al. lawsuit is incorporated herein by reference.

Registration Rights Agreement

Pursuant to the terms of the Bold Contribution Agreement, at the closing of the Bold Contribution Agreement, Earthstone, Bold Holdings, and the unitholders of Bold Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) relating to the shares of Class A Common Stock issuable upon the exchange of the EEH Units and Class B Common Stock held by Bold Holdings or its unitholders. In accordance with the Registration Rights Agreement, we filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC to permit the public resale of the shares of Class A Common Stock issued by the Company to Bold Holdings or its unitholders in connection with the exchange of Class B Common Stock and EEH Units in accordance with the terms of the EEH LLC Agreement. On October 18, 2017, the Registration Statement was declared effective by the SEC.

Voting Agreement

On May 9, 2017, in connection with the closing of the Bold Contribution Agreement, Earthstone, EnCap and Bold Holdings entered into a voting agreement (the “Voting Agreement”), pursuant to which EnCap and Bold Holdings agreed not to vote any shares of Class A Common Stock or Class B Common Stock held by them in favor of any action, or take any action that would in any way alter the composition of the Board from its composition immediately following the closing of the Bold Contribution Agreement as long as the Voting Agreement is in effect. Immediately following the closing of the Bold Contribution Agreement, the Board was increased to nine members from eight members, four of which were designated by EnCap, three of which are independent, and two of which are members of management, including our Chief Executive Officer. On April 22, 2020, Earthstone entered into an amendment to the Voting Agreement (the “VA Amendment”) providing the size of the Board would be reduced by one member to eight members and at any time prior to the termination of the Voting Agreement, EnCap would have the ability to cause Earthstone to increase the size of the Board by one member and would have the ability to designate such additional member. At any time during the effectiveness of the Voting Agreement during which EnCap’s collective ownership of Earthstone exceeds 50% of the total issued and outstanding voting stock, EnCap may remove and replace one director that was not originally designated by EnCap, and his or her successors. Any such removal and replacement will be conducted in accordance with the provisions of Earthstone’s Certificate of Incorporation and Bylaws then in effect. The Voting Agreement terminates on the earlier of (i) May 9, 2022 and (ii) the date upon which EnCap and Bold Holdings collectively own, of record and beneficially, less than 20% of Earthstone’s outstanding voting stock. On January 7, 2021, EnCap agreed to waive its right to nominate a fourth director in order to allow Warburg to nominate a director pursuant to the Warburg Voting Agreement.

Exchange Right

In accordance with the terms of the EEH LLC Agreement, the EEH Unit Holders generally have the right to exchange their EEH Units (and a corresponding number of shares of our Class B Common Stock), for shares of our Class A Common Stock (the “Exchange Right”) at an exchange ratio of one share of Class A Common Stock for each EEH Unit (and a corresponding share of Class B Common Stock) exchanged (subject to conversion rate adjustments for stock splits, stock dividends and reclassifications) or cash (pursuant to the cash option). As an EEH Unit Holder exchanges its EEH Units, our interest in EEH will be correspondingly increased.

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

Director Independence

On January 7, 2021, as a result of the closing the Independence Purchase Agreement, our Board determined that we were no longer a “controlled company” as defined under the listing standards of the NYSE, which allowed Earthstone to rely on exemptions from certain corporate governance requirements. Pursuant to such exemption, a majority of the members of Board are not independent and Earthstone did not have a Nominating and Corporate Governance Committee. On January 7, 2021, the Board established a Nominating and Corporate Governance Committee; however, one of the three members is not currently independent pursuant to the listing standards of the NYSE. Earthstone intends to have a majority of the members of its Board be independent and have a fully independent Nominating and Corporate Governance Committee within the one-year transition period set forth by the NYSE.

The current Board consists of nine directors. In March 2020, the Board conducted an annual review and affirmatively determined that certain non-employee directors (Messrs. Joliat, Kramer, Thielemann and Urban) were “independent” as that term is defined in the listing standards of the NYSE. The Board made a subjective determination as to each independent director that no relationship exists, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided with regard to each director’s business and personal activities as they may relate to the Company and its management. Further, the Board determined that Mr. Lodzinski is not independent because, in 2020, he served as the Chief Executive Officer of the Company through April 1, 2020 and the Executive Chairman through the remainder of 2020 and into 2021. Mr. Singleton is not independent since he was employed by the Company within the past three years. The Board determined that, as of March 2020, Mr. Snoots was not independent because he was a member of the Board of Managers of Bold Holdings, which holds 33,956,524 shares of Class B Common Stock. The Board determined that Mr. Zorich and Mr. Swanson (a director through June 3, 2020) were not independent because they are managing partners of EnCap, and thus, may be deemed to beneficially own our Class A Common Stock and Class B Common Stock that is beneficially owned by EnCap (approximately 49.1% of the outstanding Class A Common Stock on a fully-diluted as-converted basis). In conjunction with the closing of the IRM Acquisition on January 7, 2021, Mr. David S. Habachy was appointed to the Board as a Class II director who will hold office until Earthstone’s annual meeting of stockholders in 2023. The Board determined that Mr. Habachy is not independent because he is a managing director of Warburg, and thus, may be deemed to beneficially own our Class A Common Stock that is beneficially owned by Warburg (approximately 16.9% of the outstanding Class A Common Stock on a fully-diluted as-converted basis). See “Security Ownership of Management and Certain Beneficial Owners.”

The Board has determined that all of the members of the Audit Committee and Compensation Committee, and two of the three members of the Nominating and Corporate Governance Committee are independent pursuant to the independence standards for the applicable committee set forth in the listing standards of the NYSE. Mr. Singleton, a member of the Nominating and Corporate Governance Committee, is not independent because he was employed by the Company within the past three years.

Item 14. Principal Accountant Fees and Services

Fees Paid to Moss Adams LLP

The following is a summary and description of fees for services provided by Moss Adams LLP in 2020 and 2019 to the Company.

Services	2020	2019
Audit Fees (1)	$610,250	$736,050
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$610,250	$736,050

(1)
Audit Fees include professional services for the audit of our annual financial statements, reviews of the financial statements included in our Form 10-Q filings, and services normally provided in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of our independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditors, 100% were approved by the Audit Committee.

PART IV
Item 15.  Exhibit and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
2.1(a)	First Amendment to the Contribution Agreement dated March 21, 2017, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	March 23, 2017
2.2	Purchase and Sale Agreement dated as of December 17, 2020, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Independence Resources Holdings, LLC and Independence Resources Manager, LLC	8-K	001-35049	2.1	December 22, 2020
3.1	Third Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated May 9, 2017.	8-A	001-35049	3.1	May 9, 2017
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 3, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
4.1	Specimen Class A Common Stock Certificate of Earthstone Energy, Inc.	8-K	001-35049	4.1	May 15, 2017
4.2	Description of Earthstone Energy, Inc.’s Class A Common Stock.	10-K	001-35049	4.2	March 11, 2020
10.1†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.1(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.1(b)†	Second Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated May 9, 2017.	8-K	001-35049	10.6	May 15, 2017
10.2	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.3†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.1	June 2, 2016
10.4†	Form of Restricted Stock Unit Agreement (Employee).	8-K	001-35049	10.2	June 2, 2016
10.5	First Amended and Restated Limited Liability Company Agreement of Earthstone Energy Holdings, LLC dated May 9, 2017.	8-K	001-35049	10.1	May 15, 2017

10.6	Registration Rights Agreement dated May 9, 2017 between Earthstone Energy, Inc. and Bold Energy Holdings, LLC.	8-K	001-35049	10.3	May 15, 2017
10.7	Voting Agreement dated May 9, 2017 by and among Earthstone Energy, Inc., EnCap Investments L.P., Oak Valley Resources, LLC and Bold Energy Holdings, LLC.	8-K	001-35049	10.4	May 15, 2017
10.7(a)	First Amendment to the Voting Agreement dated April 22, 2020, by and among Earthstone Energy, Inc., EnCap Investments L.P., and Bold Energy Holdings, LLC	8-K	001-35049	10.1	April 24, 2020
10.8†	Performance Unit Award Agreement (Executive Management).	8-K	001-35049	10.2	March 2, 2018
10.9†	Amended and Restated 2014 Long Term Incentive Plan dated June 6, 2018.	8-K	001-35049	10.1	June 6, 2018
10.9(a)	First Amendment to the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan dated June 3, 2020.	8-K	001-35049	10.1	June 5, 2020
10.10†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.2	February 1, 2019
10.11†	Earthstone Energy, Inc. Amended and Restated Change in Control and Severance Benefit Plan.	8-K	001-35049	10.1	January 29, 2021
10.12	Credit Agreement dated November 21, 2019, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Lenders party thereto.	8-K	001-35049	10.1	November 22, 2019
10.12(a)	First Amendment to Credit Agreement dated September 28, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto	8-K	001-35049	10.1	October 1, 2020
10.12(b)	Second Amendment to Credit Agreement dated December 17, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto	8-K	001-35049	10.1	December 22, 2020
10.13†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 31, 2020
10.14†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.2	January 31, 2020
10.15†	Form of Restricted Stock Unit Agreement (Director).	8-K	001-35049	10.3	January 31, 2020
10.16	Registration Rights Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., Independence Resources Holdings, LLC and the Persons identified on Schedule I thereto	8-K	001-35049	10.1	January 13, 2021

10.17	Voting Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., EnCap Investments L.P., Warburg Pincus Private Equity (E&P) XI – A, L.P., Warburg Pincus XI (E&P) Partners – A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners – B IRH, LLC, Warburg Pincus Energy (E&P)-A, LP, Warburg Pincus Energy (E&P) Partners-A, LP, Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., and WP Energy IRH Holdings, L.P.	8-K	001-35049	10.2	January 13, 2021
10.18	Lock-up Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., Warburg Pincus Private Equity (E&P) XI – A, L.P., Warburg Pincus XI (E&P) Partners – A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners – B IRH, LLC, Warburg Pincus Energy (E&P)-A, LP, Warburg Pincus Energy (E&P) Partners-A, LP, Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., and WP Energy IRH Holdings, L.P.	8-K	001-35049	10.3	January 13, 2021
10.19†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 29, 2021
14.1	Code of Business Conduct and Ethics.	8-K	001-35049	14	January 13, 2021
21.1	List of Subsidiaries.	10-K	001-35049	21.1	March 10, 2021
23.1	Consent of Cawley, Gillespie & Associates, Inc.	10-K	001-35049	23.1	March 10, 2021
23.2	Consent of Moss Adams LLP.	10-K	001-35049	23.2	March 10, 2021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.1	March 10, 2021
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	10-K	001-35049	31.2	March 10, 2021
31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.1	March 10, 2021
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act.	10-K	001-35049	32.2	March 10, 2021
99.1	Report of Cawley, Gillespie & Associates, Inc.	10-K	001-35049	99.1	March 10, 2021
101.INS	XBRL Instance Document.	10-K	001-35049	101.INS	March 10, 2021
101.SCH	XBRL Schema Document.	10-K	001-35049	101.SCH	March 10, 2021
101.CAL	XBRL Calculation Linkbase Document.	10-K	001-35049	101.CAL	March 10, 2021
101.DEF	XBRL Definition Linkbase Document.	10-K	001-35049	101.DEF	March 10, 2021
101.LAB	XBRL Label Linkbase Document.	10-K	001-35049	101.LAB	March 10, 2021

101.PRE	XBRL Presentation Linkbase Document.	10-K	001-35049	101.PRE	March 10, 2021
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	10-K	001-35049	104	March 10, 2021
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

		By:	/s/ Robert J. Anderson
		Name:	Robert J. Anderson
Date:	April 9, 2021	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	April 9, 2021
Robert J. Anderson

/s/ Tony Oviedo	Executive Vice President, Accounting and Administration (Principal Financial Officer and Principal Accounting Officer)	April 9, 2021
Tony Oviedo

/s/ Frank A. Lodzinski	Executive Chairman	April 9, 2021
Frank A. Lodzinski

/s/ David S. Habachy	Director	April 9, 2021
David S. Habachy

/s/ Jay F. Joliat	Director	April 9, 2021
Jay F. Joliat

/s/ Phil D. Kramer	Director	April 9, 2021
Phil D. Kramer

/s/ Ray Singleton	Director	April 9, 2021
Ray Singleton

/s/ Wynne M. Snoots, Jr.	Director	April 9, 2021
Wynne M. Snoots, Jr.

/s/ Brad A. Thielemann	Director	April 9, 2021
Brad A. Thielemann

/s/ Zachary G. Urban	Director	April 9, 2021
Zachary G. Urban

/s/ Robert L. Zorich	Director	April 9, 2021
Robert L. Zorich