Form 10-Q
period 2021-03-31
EARTHSTONE ENERGY INC
filed 2021-05-05
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 29, 2021, 44,106,541 shares of Class A Common Stock, $0.001 par value per share, and 34,429,340 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$1,447	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	33,134	16,255
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2021 and December 31, 2020, respectively	6,497	7,966
Derivative asset	196	7,509
Prepaid expenses and other current assets	3,204	1,509
Total current assets	44,478	34,733

Oil and gas properties, successful efforts method:
Proved properties	1,253,689	1,017,496
Unproved properties	233,767	233,767
Land	5,382	5,382
Total oil and gas properties	1,492,838	1,256,645

Accumulated depreciation, depletion and amortization	(315,460)	(291,213)
Net oil and gas properties	1,177,378	965,432

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $4,392 and $3,675 at March 31, 2021 and December 31, 2020, respectively	1,249	931
Derivative asset	1,495	396
Operating lease right-of-use assets	2,289	2,450
Other noncurrent assets	2,064	1,315
TOTAL ASSETS	$1,228,953	$1,005,257
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,891	$6,232
Revenues and royalties payable	25,522	27,492
Accrued expenses	18,688	16,504
Asset retirement obligation	568	447
Derivative liability	25,063	1,135
Advances	2,246	2,277
Operating lease liabilities	777	773
Finance lease liabilities	54	69
Other current liabilities	912	565
Total current liabilities	90,721	55,494

Noncurrent liabilities:
Long-term debt	223,424	115,000
Deferred tax liability	14,189	14,497
Asset retirement obligation	13,448	2,580
Derivative liability	2,566	173

Operating lease liabilities	1,674	1,840
Finance lease liabilities	—	5
Other noncurrent liabilities	854	132
Total noncurrent liabilities	256,155	134,227

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 44,104,541 and 30,343,421 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	44	30
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,431,340 and 35,009,371 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	34	35
Additional paid-in capital	624,916	540,074
Accumulated deficit	(201,091)	(195,258)
Total Earthstone Energy, Inc. equity	423,903	344,881
Noncontrolling interest	458,174	470,655
Total equity	882,077	815,536

TOTAL LIABILITIES AND EQUITY	$1,228,953	$1,005,257
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
REVENUES
Oil	$60,819	$41,012
Natural gas	5,852	1,086
Natural gas liquids	8,901	3,040
Total revenues	75,572	45,138

OPERATING COSTS AND EXPENSES
Lease operating expense	10,849	9,339
Production and ad valorem taxes	5,027	3,023
Depreciation, depletion and amortization	24,407	24,656
Impairment expense	—	60,371
General and administrative expense	8,380	7,132
Transaction costs	2,106	844
Accretion of asset retirement obligation	290	44
Exploration expense	—	301
Total operating costs and expenses	51,059	105,710

Gain on sale of oil and gas properties	—	204

Income (loss) from operations	24,513	(60,368)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,217)	(1,736)
(Loss) gain on derivative contracts, net	(33,263)	99,784
Other income, net	103	126
Total other (expense) income	(35,377)	98,174

(Loss) income before income taxes	(10,864)	37,806
Income tax benefit (expense)	308	(1,092)
Net (loss) income	(10,556)	36,714

Less: Net (loss) income attributable to noncontrolling interest	(4,723)	20,006

Net (loss) income attributable to Earthstone Energy, Inc.	$(5,833)	$16,708

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.14)	$0.57
Diluted	$(0.14)	$0.57

Weighted average common shares outstanding:
Basic	42,778,916	29,497,428
Diluted	42,778,916	29,497,428

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605		2,605
Shares issued in connection with IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(10,556)	$36,714
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,407	24,656
Impairment of proved and unproved oil and gas properties	—	42,751
Impairment of goodwill	—	17,620
Accretion of asset retirement obligations	290	44
Settlement of asset retirement obligations	(15)	—
(Gain) on sale of oil and gas properties	—	(204)
Total loss (gain) on derivative contracts, net	33,263	(99,784)
Operating portion of net cash (paid) received in settlement of derivative contracts	(10,905)	9,739
Stock-based compensation	3,329	2,694
Deferred income taxes	(308)	1,092
Amortization of deferred financing costs	141	80
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,379)	13,780
(Increase) decrease in prepaid expenses and other current assets	367	(312)
Increase (decrease) in accounts payable and accrued expenses	5,389	2,846
Increase (decrease) in revenues and royalties payable	(2,081)	5,640
Increase (decrease) in advances	358	(8,814)
Net cash provided by operating activities	38,300	48,542
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(134,641)	—
Additions to oil and gas properties	(8,913)	(39,299)
Additions to office and other equipment	(226)	(87)
Proceeds from sales of oil and gas properties	—	409
Net cash used in investing activities	(143,780)	(38,977)
Cash flows from financing activities:
Proceeds from borrowings	177,114	17,500
Repayments of borrowings	(68,690)	(35,500)
Cash paid related to the exchange and cancellation of Class A Common Stock	(2,080)	(214)
Cash paid for finance leases	(20)	(72)
Deferred financing costs	(891)	—
Net cash provided by (used in) financing activities	105,433	(18,286)
Net decrease in cash	(47)	(8,721)
Cash at beginning of period	1,494	13,822
Cash at end of period	$1,447	$5,101
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,922	$1,676
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$76,572	$—
Accrued capital expenditures	$7,775	$31,011
Asset retirement obligations	$427	$21
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
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2020 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The Company’s Condensed Consolidated Balance Sheet at December 31, 2020 is derived from the audited Consolidated Financial Statements at that date.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Level 3 – Prices or valuations that require unobservable inputs that are both significant to the fair value measurement and unobservable. Valuation under Level 3 generally involves a significant degree of judgment from management.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2021.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

March 31, 2021	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$196	$—	$196
Derivative asset - noncurrent	—	1,495	—	1,495
Total financial assets	$—	$1,691	$—	$1,691

Financial liabilities
Derivative liability - current	$—	$25,063	$—	$25,063
Derivative liability - noncurrent	—	2,566	—	2,566
Total financial liabilities	$—	$27,629	$—	$27,629

December 31, 2020
Financial assets
Derivative asset - current	$—	$7,509	$—	$7,509
Derivative asset - noncurrent	—	396	—	396
Total financial assets	$—	$7,905	$—	$7,905

Financial liabilities
Derivative liability - current	$—	$1,135	$—	$1,135
Derivative liability - noncurrent	—	173	—	173
Total financial liabilities	$—	$1,308	$—	$1,308

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended March 31, 2020. No such triggering events that require further assessment were observed during the three months ended March 31, 2021. See further discussion in Note 5. Oil and Natural Gas Properties.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2022. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow.
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
The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2021:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2021	Crude Oil	2,389,910	$48.43
Q1 - Q4 2022	Crude Oil	1,458,500	$52.96
Q2 - Q4 2021	Crude Oil Basis Swap (1)	739,910	$0.32
Q2 - Q4 2021	Crude Oil Basis Swap (2)	1,375,000	$1.05
Q2 - Q4 2021	Crude Oil Roll Swap (3)	739,910	$(0.26)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	1,368,750	$0.74
Q2 - Q4 2021	Natural Gas	5,500,000	$2.81
Q1 - Q4 2022	Natural Gas	450,000	$2.97
Q2 - Q4 2021	Natural Gas Basis Swap (4)	5,500,000	$(0.37)
Q1 - Q4 2022	Natural Gas Basis Swap (4)	450,000	$(0.23)
(1)The basis differential price is between WTI Midland Crude TMA and the WTI NYMEX.
(2)The basis differential price is between WTI Midland Crude CMA and the WTI NYMEX.
(3)The swap is between WTI Roll and the WTI NYMEX.
(4)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Interest Rate Swaps

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.
The Company had the following interest rate swaps as of March 31, 2021:

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
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2021			December 31, 2020
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$990	$(794)	$196	$11,071	$(3,562)	$7,509
Commodity contracts	Derivative liability - current	$25,678	$(794)	$24,884	$4,492	$(3,562)	$930
Interest rate swaps	Derivative liability - current	$179	$—	$179	$205	$—	$205
Commodity contracts	Derivative asset - noncurrent	$1,152	$(117)	$1,035	$396	$—	$396
Commodity contracts	Derivative liability - noncurrent	$2,683	$(117)	$2,566	$—	$—	$—
Interest rate swaps	Derivative asset - noncurrent	$460	—	460	$—	$—	$—
Interest rate swaps	Derivative liability - noncurrent	$—	$—	$—	$173	$—	$173
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended March 31,
	Statement of Cash Flows Location	Statement of Operations Location	2021	2020
Unrealized (loss) gain	Not separately presented	Not separately presented	$(22,358)	$90,045
Realized (loss) gain	Operating portion of net cash (paid) received in settlement of derivative contracts	Not separately presented	(10,905)	9,739
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(33,263)	$99,784

Included in Accounts receivable under the subheading of Joint interest billings and other in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are $0.01 million and $2.3 million, respectively, related to commodity hedge contracts settled as of that date for which the cash has not been received.
Note 4. Acquisitions
IRM Acquisition
As part of the execution of its growth strategy to further increase its scale, on January 7, 2021, the Company completed the acquisition (the “IRM Acquisition”) of all of the issued and outstanding limited liability company interests in Independence Resources Management, LLC (“IRM”) and certain wholly owned subsidiaries for consideration consisting of the following: (i) net cash of approximately $134.3 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
common stock, $0.001 par value per share (“Class A Common Stock”), issued to Independence Resources Holdings, LLC. The fair value of each share of Class A Common Stock was determined using the closing price of $6.02 per share on January 7, 2021. The purchase agreement contains customary representations and warranties for transactions of this nature. The Company has obtained representation and warranty insurance to provide coverage in the event of certain breaches of representations and warranties of the seller contained in the purchase agreement, which will be subject to various exclusions, deductibles and other terms and conditions set forth therein.
The IRM Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The preliminary allocation of the total purchase price in the IRM Acquisition is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s oil and natural gas properties. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Earthstone Class A Common Stock issued	12,719,594
Earthstone Class A Common Stock price as of January 7, 2021	$6.02
Class A Common Stock consideration	76,572
Cash consideration (1)	137,302

Total consideration transferred	$213,874

Fair value of assets acquired:
Cash	$2,992
Other current assets	10,925
Oil and gas properties	225,905
Other non-current assets	258
Amount attributable to assets acquired	$240,080

Fair value of liabilities assumed:
Derivative liability - current	$10,177
Other current liabilities	5,742
Asset retirement obligation - noncurrent	10,287
Amount attributable to liabilities assumed	$26,206
(1)Net cash consideration of $134.3 million consists of $137.3 million gross cash remitted at closing less $3.0 million of cash acquired.
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the IRM Acquisition had been completed as of January 1, 2020. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for IRM and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Revenue	$77,268	$65,533
Loss before taxes	(12,506)	148,296
Net loss	(12,188)	146,791
Less: Net loss attributable to noncontrolling interest	(5,453)	66,294
Net loss attributable to Earthstone Energy, Inc.	(6,735)	80,497
Pro forma net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$(0.14)	$1.91

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $20.3 million and operating expenses of $13.5 million for the period January 7, 2021 to March 31, 2021 related to the IRM Acquisition. During the three months ended March 31, 2021, the Company recorded $3.3 million of legal and professional fees, and employee severance costs related to the IRM Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations.
The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation.
Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, and (vi) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.
Other Acquisitions
On March 31, 2021, Earthstone, EEH, Tracker Resource Development III, LLC, a Delaware limited liability company (“Tracker”), and TRD III Royalty Holdings (TX), LP, a Delaware limited partnership (“RoyaltyCo”), entered into a purchase and sale agreement (the “Tracker Agreement”), which provides that EEH will acquire (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”). It is expected that, upon closing the Tracker Acquisition, Tracker would receive $29.6 million in cash and 4.7 million shares of the Company’s Class A Common Stock. Also on March 31, 2021, Earthstone, EEH, SEG-TRD LLC, a Delaware limited liability company (“SEG-I”), and SEG-TRD II LLC, a Delaware limited liability company (“SEG-II” and collectively with SEG-I, “Sequel”) entered into a purchase and sale agreement (the “Sequel Agreement” and collectively with the Tracker Agreement, the “Tracker/Sequel Purchase Agreements”), which provides that EEH will acquire (the “Sequel Acquisition” and collectively with the Tracker Acquisition, the “Acquisitions”) certain well-bore interests and related equipment for a purchase price of $52.0 million in cash and 1.5 million shares of the Company’s Class A Common Stock. The Tracker/Sequel Purchase Agreements contain customary representations and warranties for transactions of this nature. The Acquisitions are subject to shareholder approval.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2021, depletion expense for oil and gas producing property and related equipment was $24.2 million. For the three months ended March 31, 2020, depletion expense for oil and gas producing property and related equipment was $24.5 million.
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
Impairments to Oil and Natural Gas Properties
During the three months ended March 31, 2021, the Company did not record any impairments to its oil and natural gas properties.
During the three months ended March 31, 2020, as a result of the decline in crude oil price futures at the time, the Company recorded the following non-cash impairment charges:

(In thousands)	Eagle Ford Trend	Midland Basin	Corporate	Total
Proved properties	$25,252	$—	$—	$25,252
Unproved properties	11,311	—	—	11,311
Acreage expirations (1)	394	5,794	—	6,188
Goodwill	—	—	17,620	17,620
	$36,957	$5,794	$17,620	$60,371
(1)Impairments in unproved properties resulting from acreage deemed expired (not planned to be renewed).
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net (loss) income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 represents the portion of net (loss) income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in noncontrolling interest for the three months ended March 31, 2021:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2020	30,343,421	46.4%	35,009,371	53.6%	65,352,792
EEH Units issued in connection with the IRM Acquisition	12,719,594		—		12,719,594
EEH Units and Class B Common Stock converted to Class A Common Stock	578,031		(578,031)		—
EEH Units issued in connection with the vesting of restricted stock units	463,495		—		463,495
As of March 31, 2021	44,104,541	56.2%	34,431,340	43.8%	78,535,881

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
A reconciliation of Net (loss) income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Net (loss) income attributable to Earthstone Energy, Inc.	$(5,833)	$16,708

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.14)	$0.57
Diluted	$(0.14)	$0.57

Weighted average common shares outstanding
Basic	42,778,916	29,497,428
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—
Unvested performance units (1)	—	—
Diluted weighted average common shares outstanding	42,778,916	29,497,428

(1)For the three months ended March 31, 2021, the Company had no dilutive effect related to unvested restricted stock units or performance units due to the loss for the period. For the three months ended March 31, 2020, the Company had no dilutive effect related to unvested restricted stock units or performance units as, under the treasury stock method, the proceeds from the average unrecognized expense for the period were in excess of the weighted average outstanding fair value for the unvested shares for the same period.
The Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $4.7 million for the three months ended March 31, 2021 and net income attributable to noncontrolling interest of $20.0 million for the three months ended March 31, 2020 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8. Common Stock
Class A Common Stock
At March 31, 2021 and December 31, 2020, there were 44,104,541 and 30,343,421 shares of Class A Common Stock issued and outstanding, respectively. In connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximated $76.6 million on that date. During the three months ended March 31, 2021, as a result of the vesting and settlement of restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 721,259 shares of Class A Common Stock, of which 257,764 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three months ended March 31, 2020, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 307,529 shares of Class A Common Stock, of which 75,695 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. Additionally, as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.
Class B Common Stock
At March 31, 2021 and December 31, 2020, there were 34,431,340 and 35,009,371 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three months ended March 31, 2021, 578,031 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three months ended March 31, 2020, 199,993 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of March 31, 2021, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 9.4 million shares.
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
The table below summarizes RSU award activity for the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	1,050,908	$5.55
Granted	546,600	$5.33
Vested	(266,259)	$5.99
Unvested RSUs at March 31, 2021	1,331,249	$5.38

As of March 31, 2021, there was $7.1 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.99 years.
For the three months ended March 31, 2021 and 2020, Stock-based compensation related to RSUs was $1.5 million and $1.7 million, respectively.
Performance Units

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below summarizes performance unit (“PSU”) activity for the three months ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	1,879,425	$7.65
Granted	1,099,800	$10.85
Vested	(455,000)	$13.75
Unvested PSUs at March 31, 2021	2,524,225	$7.94

On January 27, 2021, the Board of Directors of Earthstone (the “Board”) granted 1,099,800 PSUs (the “2021 PSUs”) to certain officers pursuant to the 2014 Plan (the “2021 Grant”). The 2021 PSUs are payable in cash based upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 (the “Performance Period”) of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. All previous PSU grants will be settled in shares and are classified as equity awards.
The 2021 PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on February 1, 2021. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
20.5% or greater	2
14.5%	1
7.7%	0.5
Less than 7.7%	0
The Company accounts for these awards as market-based awards which are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2021 PSUs, assuming a risk-free rate of 0.3% and volatility of 86.0%, the Company calculated the weighted average grant date fair value per PSU to be $10.85. Based on the fair value of the 2021 PSUs, the Company recorded stock-based compensation expense of $0.7 million during the three months ended March 31, 2021. A corresponding liability of $0.7 million related to the 2021 PSUs is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2021.
As of March 31, 2021, there was $16.2 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 1.23 years.
For the three months ended March 31, 2021 and 2020, Stock-based compensation related to all PSUs was approximately $1.8 million and $1.0 million, respectively.
Note 10. Long-Term Debt
Credit Facility
On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (the “Credit Facility”), which replaced the prior credit facility, which was terminated on November 21, 2019.
On December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo, as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Second Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (collectively, the “Parties”) to the Credit Agreement. The Second Amendment was effective upon the closing of the IRM Acquisition described in Note 4. Acquisitions. Among other things, the Second Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 20, 2021, the Parties entered into an amendment (the “Third Amendment”) to the Credit Agreement under which the borrowing base has been increased from $360 million to $475 million in connection with its regularly scheduled redetermination. Further, the Third Amendment provides for an increase in the borrowing base from $475 million to $550 million upon closing of the Tracker/Sequel Purchase Agreements described in Note 4. Acquisitions.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around October 1, 2021. Subsequent redeterminations are expected to occur on or about each May 1st and November 1st thereafter. The amounts borrowed under the Credit Facility bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 2.50% to 3.75% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.50% to 2.75%, depending on the amount borrowed under the Credit Facility. Principal amounts outstanding under the Credit Facility are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Facility include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Facility, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2021, EEH was in compliance with the covenants under the Credit Facility.
As of March 31, 2021, $223.4 million of borrowings were outstanding, bearing annual interest of 3.384%, resulting in an additional $136.6 million of borrowing base availability under the Credit Facility. At December 31, 2020, there were $115.0 million of borrowings outstanding under the Credit Facility.
For the three months ended March 31, 2021, under the Credit Facility, the Company had borrowings of $177.1 million and $68.7 million in repayments of borrowings.
For the three months ended March 31, 2021, interest on borrowings under the Credit Facility averaged 3.19% per annum, which excluded commitment fees of $0.3 million and amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2020, interest on borrowings under the Credit Facility averaged 3.60% per annum, which excluded commitment fees of $0.2 million and amortization of deferred financing costs of $0.1 million.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, the Company capitalized $0.9 million of costs

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
associated with the Credit Facility. No costs associated with the Credit Facility were capitalized during the three months ended March 31, 2020.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, (in thousands):

2021
Beginning asset retirement obligations	$3,027
Liabilities incurred	427
Liabilities settled	(15)
Acquisitions	10,287
Accretion expense	290
Ending asset retirement obligations	$14,016

Note 12. Related Party Transactions
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Earthstone's significant shareholder consists of various investment funds managed by a private equity firm who may manage other investments in entities with which the Company interacts in the normal course of business (the “Significant Shareholder”). On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of the Significant Shareholder (not under common control) for cash consideration of approximately $0.4 million.
In connection with the Olenik v. Lodzinski et al. lawsuit described below in Note 13. Commitments and Contingencies, the significant shareholder was also named in the lawsuit. As a result of the Settlement Agreement (defined below), the Company has concluded negotiations with its insurance carrier regarding an allocation of defense costs and settlement contributions above its deductible for all the parties named in the lawsuit. In connection with the Court approved Settlement, the significant shareholder was billed approximately $1.1 million and this amount has been reimbursed as of March 31, 2021.
As discussed in Note 4. Acquisitions, on March 31, 2021, the Company entered into the Tracker/Sequel Purchase Agreements. Pursuant to the Tracker/Sequel Purchase Agreements, the Company will acquire the Tracker Assets for a purchase price of $29.6 million in cash and 4.7 million shares of the Company’s Class A Common Stock. The Significant Shareholder owns approximately 49% of Tracker and is expected to receive approximately 49% of the Tracker purchase price.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleged that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserted that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
disclosures in connection with the Bold Transaction. The suit sought unspecified damages and purported to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. After engaging in extensive pre-trial discovery, the parties engaged in a mediation process that resulted in a non-binding settlement term sheet on September 21, 2020. The term sheet was translated into a Stipulation and Agreement of Compromise, Settlement and Release Agreement (the “Settlement Agreement”) between the parties and was filed with the Delaware Court of Chancery for approval. The principal terms of the Settlement Agreement are as follows: (i) a $3.5 million all-in cash settlement payment (the “Fund”) to be funded by defendants and/or their insurers into an escrow account, (ii) a bi-lateral complete and full release of all claims against defendants and plaintiffs, and (iii) that 55% of the Fund (the derivative payment) be paid to Earthstone to be used as determined by management, according to their fiduciary duties and business judgment, 45% of the Fund (the class payment) be paid to members of the class or current stockholders of Earthstone. On March 31, 2021, the Court approved the Settlement Agreement and the Company paid the $3.5 million settlement shortly thereafter. The insurance carriers immediately reimbursed their agreed upon allocation of the settlement totaling $2.8 million and in addition, the Company has received $1.3 million from the derivative portion of the settlement, which is included as a reduction of Transaction costs in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.
Environmental and Regulatory
As of March 31, 2021, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
As of March 31, 2021 and December 31, 2020, a current liability of $0.9 million and $0.6 million, respectively, is included in Other current liabilities in the Condensed Consolidated Balance Sheets. The amounts represent the 2020 Texas Margin Tax payable in June 2021. The additional $0.3 million recorded in 2021 is IRM’s 2020 Texas Margin Tax liability acquired in the IRM Acquisition.
During the three months ended March 31, 2021, the Company recorded income tax expense of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, (2) no net income tax benefit for Earthstone as the $1.2 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2021.
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
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized under “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2020, which are included in our 2020 Annual Report on Form 10-K.
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
Recent Developments
IRM Acquisition
On January 7, 2021, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH” and collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated December 17, 2020 (the “IRM Purchase Agreement”) that was previously reported on our Current Report on Form 8-K filed with the SEC on December 22, 2020. The Seller was unaffiliated with the Company. At the closing of the IRM Purchase Agreement, among other things, EEH acquired (the “IRM Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager (collectively, the “Acquired Entities”) for aggregate consideration consisting of the following: (i) an aggregate amount of cash from EEH equal to approximately $134.3 million (the “Cash Consideration”) and (ii) 12,719,594 shares of Class A Common Stock issued to Independence (such shares, the “Acquisition Shares,” and such issuance, the “Stock Issuance”). As a result of the Stock Issuance, Earthstone is no longer considered a controlled company within the meaning of the listing standards of the NYSE.
In preparation for the IRM Acquisition, on December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Second Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (collectively, the “Parties”) (together with all amendments or other modifications, the “Credit Agreement”). The Second Amendment was effective upon the closing of the IRM Acquisition. Among other things, the Second Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.

Tracker/Sequel Proposed Acquisitions
On March 31, 2021, Earthstone, EEH, Tracker Resource Development III, LLC, a Delaware limited liability company (“Tracker”), and TRD III Royalty Holdings (TX), LP, a Delaware limited partnership (“RoyaltyCo”), entered into a purchase and sale agreement (the “Tracker Agreement”), which provides that EEH will acquire (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”). At the closing of the Tracker Acquisition, Tracker will receive (the “Tracker Purchase Price”) (i) $29.6 million in cash, subject to customary purchase price adjustments, and (ii) 4.7 million shares of Class A Common Stock (the “Tracker Shares”). Also, on March 31, 2021, Earthstone, EEH, SEG-TRD LLC, a Delaware limited liability company (“SEG-I”), and SEG-TRD II LLC, a Delaware limited liability company (“SEG-II” and collectively with SEG-I, “Sequel”), entered into a purchase and sale agreement (the “Sequel Agreement” and collectively with the Tracker Agreement, the “Tracker/Sequel Purchase Agreements”), which provides that EEH will acquire (the “Sequel Acquisition” and with the Tracker Acquisition, the “Transaction”) certain well-bore interests and related equipment held by Sequel that are part of a joint venture between Tracker and Sequel involving portions of the acreage covered by the Tracker Agreement (the “Sequel Assets” and collectively with the Tracker Assets, the “Assets”). At the closing of the Sequel Acquisition, Sequel will receive (the “Sequel Purchase Price”) (i) $52.0 million in cash, subject to customary purchase price adjustments, and (ii) 1.5 million shares of Class A Common Stock (the “Sequel Shares” and collectively with the Tracker Shares, the “Transaction Shares”). The Tracker/Sequel Purchase Agreements have an effective time of 12:01 a.m., Central Time, on March 1, 2021. As a result of the Tracker/Sequel Purchase Agreements, Earthstone expects to acquire approximately 20,300 net acres located in Irion County, Texas for an aggregate purchase price of approximately $126.5 million, consisting of $81.6 million in cash, subject to customary closing adjustments, and 6.2 million shares of Class A Common Stock.
A significant shareholder of Earthstone owns 49% of Tracker. As a result, this transaction is subject to the approval of a majority of the group of Earthstone’s shareholders that excludes both the aforementioned significant shareholder and the executive management team. A meeting of shareholders is expected to be held during the second quarter of 2021. Both Acquisitions are expected to close in the third quarter of 2021.
On April 20, 2021, the Parties entered into an amendment (the “Third Amendment”) to the Credit Agreement under which the borrowing base was increased from $360 million to $475 million in connection with its regularly scheduled redetermination. Further, in preparation for the anticipated closing of the Tracker/Sequel Purchase Agreements, the Third Amendment provides for an increase in the borrowing base from $475 million to $550 million upon closing of the Tracker Acquisition.
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
Commodity Market Impacts and Response
During the course of 2020, commodity prices declined significantly, negatively impacting producers of oil natural gas and NGLs. We significantly curtailed our capital expenditures in response and, in the spring of 2020, voluntarily curtailed up to 60% of total net production. In June 2020, we returned to operating at full production capacity as oil prices began to recover. Additionally, based on recovered commodity price levels in late 2020, we resumed our operated well completions activities in the fourth quarter of 2020 and commenced a drilling program late in the first quarter of 2021.
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. If oil prices decline due to a resurgence of COVID-19, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. We will have to manage the possibility of well shut-ins, both voluntary and involuntary, to preserve our assets and cash flows. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. If a resurgence of COVID-19 triggers additional volatility in our business or global economies, our borrowing base, recently increased to $475 million, could be reduced. Significant reductions in the borrowing base under our Credit Agreement could create a borrowing base deficiency depending on our loans then outstanding which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
The effects of COVID-19, including a substantial decrease in economic activity, have contributed to significant credit, debt and equity market volatility. Similar to other producers in our business, we experienced volatility in the price of our Class A Common Stock.
Consolidation Focus
We believe that the current industry environment will move to more consolidations; however, execution may be hampered by producers with high debt levels and sellers unwilling to acknowledge persistent low commodity prices. We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the COVID-19 induced volatility in oil price. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities with distressed assets or corporations that will be distressed in the near future which would provide us the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage that would allow for longer horizontal laterals that would provide for higher economic returns. In short, we believe we are well qualified to be a consolidator which could increase the scale of our operations and add value to our shareholders.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
We recently commenced our 2021 drilling program with the deployment of a rig in Midland County. After drilling on a three-well pad in the Hamman project, we expect to drill a four-well pad on the recently acquired IRM Spanish Pearl project. Thereafter, we anticipate moving the rig to Upton County and drilling 10-11 wells. Consistent with previously released guidance, we anticipate drilling 16 gross / 14.8 net operated wells and spudding an additional 5 gross / 3.7 net operated wells during 2021.
Despite the disruption in the oil markets resulting from the COVID-19 pandemic, we continue to seek acreage trades and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2021.

Results of Operations
Three Months Ended March 31, 2021, compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change
Sales volumes:
Oil (MBbl)	1,057	880	20%
Natural gas (MMcf)	2,445	1,670	46%
Natural gas liquids (MBbl)	365	276	32%
Barrels of oil equivalent (MBOE)	1,829	1,435	27%
Average Daily Production (Boepd)	20,321	15,767	29%

Average prices:
Oil (per Bbl)	$57.56	$46.59	24%
Natural gas (per Mcf)	$2.39	$0.65	268%
Natural gas liquids (per Bbl)	$24.40	$11.01	122%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$47.67	$56.62	(16)%
Natural gas ($/Mcf)	$2.23	$1.19	87%
Natural gas liquids ($/Bbl)	$24.40	$11.01	122%

(In thousands)
Oil revenues	$60,819	$41,012	48%
Natural gas revenues	$5,852	$1,086	439%
Natural gas liquids revenues	$8,901	$3,040	193%

Lease operating expense	$10,849	$9,339	16%
Production and ad valorem taxes	$5,027	$3,023	66%
Impairment expense	$—	$60,371	NM
Depreciation, depletion and amortization	$24,407	$24,656	(1)%

General and administrative expense (excluding stock-based compensation)	$5,051	$4,438	14%
Stock-based compensation	$3,329	$2,694	24%
General and administrative expense	$8,380	$7,132	17%

Transaction costs	$2,106	$844	NM
Interest expense, net	$(2,217)	$(1,736)	28%

Unrealized (loss) gain on derivative contracts	$(22,358)	$90,045	NM
Realized (loss) gain on derivative contracts	$(10,905)	$9,739	NM
(Loss) gain on derivative contracts, net	$(33,263)	$99,784	NM

Income tax benefit (expense)	$308	$(1,092)	NM
NM – Not Meaningful

Oil revenues
For the three months ended March 31, 2021, oil revenues increased by $19.8 million or 48% relative to the comparable period in 2020. Of the increase, $9.7 million was attributable to an increase in our realized price and $10.1 million was attributable to an increase in volume. Our average realized price per Bbl increased from $46.59 for the three months ended March 31, 2020 to $57.56 or 24% for the three months ended March 31, 2021. Additionally, we had a net increase in the volume of oil sold of 176 MBbls or 20%, primarily due to the wells acquired in the IRM Acquisition.
Natural gas revenues
For the three months ended March 31, 2021, natural gas revenues increased by $4.8 million or 439% relative to the comparable period in 2020. Of the increase, $1.9 million was due to increased sales volume and $2.9 million was attributable to an increase in realized price. Our average realized price per Mcf increased 268% from $0.65 for the three months ended March 31, 2020 to $2.39 for the three months ended March 31, 2021. In the prior year's period, lack of sufficient pipeline transportation resulted in low natural gas prices, which have improved in the current year period. The total volume of natural gas produced and sold increased 775 MMcf or 46% primarily due to the wells acquired in the IRM Acquisition.
Natural gas liquids revenues
For the three months ended March 31, 2021, natural gas liquids revenues increased by $5.9 million or 193% relative to the comparable period in 2020. Of the increase, $3.7 million was attributable to an increase in our realized price and $2.2 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 89 MBbls or 32%, primarily due to the wells acquired in the IRM Acquisition.
Lease operating expense (“LOE”)
LOE increased by $1.5 million or 16% for the three months ended March 31, 2021 relative to the comparable period in 2020, primarily due to increased number of properties as a result of the IRM Acquisition and operating expenses and workover project costs associated with wells acquired in the IRM Acquisition.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended March 31, 2021 increased by $2.0 million or 66% relative to the comparable period in 2020 due to improved commodity prices and increased volume resulting from wells acquired in the IRM Acquisition.
Impairment expense
During the prior year quarter, we recorded non-cash impairments totaling $60.4 million, which consisted of $25.3 million to proved oil and natural gas properties, $17.5 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the three months ended March 31, 2021.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended March 31, 2021 decreased by $0.2 million, or 1% relative to the comparable period in 2020. A decrease of $5.9 million was due to a combination of the increased depletable reserve base resulting from higher commodity prices and substantial non-cash impairment charges in the first quarter of 2020, offset by DD&A of $5.7 million for the three months ended March 31, 2021 related to the assets acquired in the IRM Acquisition.
General and administrative expense (“G&A”)
G&A for the three months ended March 31, 2021 increased by $1.2 million, or 17% relative to the comparable period in 2020, primarily due to non-cash stock-based compensation expense related to awards granted in January 2021 as well as the reinstatement of certain cash-based compensation expenses which were suspended in the prior year quarter.
Transaction costs
For the three months ended March 31, 2021, transaction costs increased by $1.3 million primarily due to a $2.6 million increase in legal and professional fees, and severance costs primarily associated with the IRM Acquisition, partially offset by $1.3 million in reimbursements received related to the Olenik litigation.
Interest expense, net

Interest expense increased from $1.7 million for the three months ended March 31, 2020 to $2.2 million for the three months ended March 31, 2021, primarily due to higher average borrowings outstanding compared to the prior year period. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the three months ended March 31, 2021, we recorded a net loss on derivative contracts of $33.3 million, consisting of unrealized mark-to-market losses of $23.0 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.7 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $10.9 million and net realized losses on our interest rate swap of $0.1 million. For the three months ended March 31, 2020, we recorded a net gain on derivative contracts of $99.8 million, consisting of unrealized mark-to-market gains of $90.0 million related to our commodity hedges, partially offset by net realized gains on settlements of our commodity hedges of $9.7 million.
Income tax benefit (expense)
For the three months ended March 31, 2021, the Company recorded income tax expense of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.2 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $1.2 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2021.
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
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. As of March 31, 2021, we had $1.4 million in cash and $223.4 million of long-term debt outstanding under our Credit Agreement with a borrowing base of $360.0 million. With the $136.6 million of undrawn borrowing base capacity and $1.4 million in cash, we had total liquidity of approximately $138.0 million.
As oil prices have recovered recently from their 2020 lows, we have resumed drilling operations with the deployment of a rig in the first quarter of 2021 and we expect to spend $90-$100 million based on our current 2021 drilling plan. We believe we will have sufficient liquidity with cash flows from operations and available borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $46.2 million as of March 31, 2021, compared to a working capital deficit of $20.8 million as of December 31, 2020, representing an increase in the deficit of $25.5 million. The $25.5 million increase in the deficit was primarily the result of a $31.2 million decrease in the net fair value of our derivative contracts expected to settle in the 12 months subsequent to March 31, 2021 resulting from increased oil price futures as of March 31, 2021.
The components of working capital are presented below:

	March 31,	December 31,
(In thousands)	2021	2020
Current assets:
Cash	$1,447	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	33,134	16,255
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2021 and December 31, 2020, respectively	6,497	7,966
Derivative asset	196	7,509
Prepaid expenses and other current assets	3,204	1,509
Total current assets	44,478	34,733

Current liabilities:
Accounts payable	$16,891	$6,232
Revenues and royalties payable	25,522	27,492
Accrued expenses	18,688	16,504
Asset retirement obligation	568	447
Derivative liability	25,063	1,135
Advances	2,246	2,277
Operating lease liabilities	777	773
Finance lease liabilities	54	69
Other current liabilities	912	565
Total current liabilities	90,721	55,494

Working Capital	$(46,243)	$(20,761)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2021 decreased to $38.3 million compared to $48.5 million for the three months ended March 31, 2020, primarily due to the settlements of derivative contracts as compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2021 decreased to $143.8 million from $39.0 million for the three months ended March 31, 2020, primarily due to the $134.3 million required to close the IRM Acquisition, partially offset by limited drilling activity in the period.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $105.4 million for the three months ended March 31, 2021 as compared to cash flows used in financing activities of $18.3 million for the three months ended March 31, 2020, primarily due to the $134.3 million required to close the IRM Acquisition, partially offset by limited drilling activity in the period.

Capital Expenditures
Our accrual basis capital expenditures for the three months ended March 31, 2021 were as follows (in thousands):

Three Months Ended March 31, 2021
Drilling and completions	$9,347
Leasehold costs	454
Total capital expenditures	$9,801
Credit Facility
On April 20, 2021, the Parties entered into an amendment (the “Third Amendment”) to the Credit Agreement under which the borrowing base has been increased from $360 million to $475 million in connection with its regularly scheduled redetermination. Further, the Third Amendment provides for an increase in the borrowing base from $475 million to $550 million upon closing of the Tracker/Sequel Purchase Agreements described above.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around October 1, 2021.
As of March 31, 2021, $223.4 million of borrowings were outstanding, bearing annual interest of 3.384%, resulting in an additional $136.6 million of borrowing base availability under the Credit Facility.
Hedging Activities
The following table sets forth our outstanding derivative contracts at March 31, 2021. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
Q2 - Q4 2021	Crude Oil	2,389,910	$48.43
Q1 - Q4 2022	Crude Oil	1,458,500	$52.96
Q2 - Q4 2021	Crude Oil Basis Swap (1)	739,910	$0.32
Q2 - Q4 2021	Crude Oil Basis Swap (2)	1,375,000	$1.05
Q2 - Q4 2021	Crude Oil Roll Swap (3)	739,910	$(0.26)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	1,368,750	$0.74
Q2 - Q4 2021	Natural Gas	5,500,000	$2.81
Q1 - Q4 2022	Natural Gas	450,000	$2.97
Q2 - Q4 2021	Natural Gas Basis Swap (4)	5,500,000	$(0.37)
Q1 - Q4 2022	Natural Gas Basis Swap (4)	450,000	$(0.23)
(1)The basis differential price is between WTI Midland Crude TMA and the WTI NYMEX.
(2)The basis differential price is between WTI Midland Crude CMA and the WTI NYMEX.
(3)The swap is between WTI Roll and the WTI NYMEX.
(4)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.
Obligations and Commitments
There have been no material changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K other than those described in Note 13. Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Environmental Regulations
Our operations are subject to risks normally associated with the drilling for and the production of oil and natural gas, including blowouts, fires, and environmental risks such as oil spills or natural gas leaks that could expose us to liabilities associated with these risks.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2021, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
Unregistered sales of equity securities during the three months ended March 31, 2021 were reported in our Current Report on Form 8-K filed with the SEC on January 13, 2021.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2021	—	$—	—	—
February 2021	—	—	—	—
March 2021	257,764	$8.07	—	—
(1)All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards and performance unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
In our Current Report on Form 8-K filed on April 29, 2021, Earthstone announced that it expected to hold its 2021 Annual Meeting of Stockholders (the “Annual Meeting”) on July 8, 2021 and set May 24, 2021 as the record date for the Annual Meeting. Because the date of the Annual Meeting has been changed by more than 30 days from the anniversary date of the 2020 Annual Meeting of Stockholders, Earthstone provided the due date for submission of any qualified stockholder proposal or qualified stockholder nominations. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act, the deadline for receipt of stockholder proposals or nominations for inclusion in Earthstone’s proxy statement for the Annual Meeting pursuant to Rule 14a-8 will be no later than 5:00 p.m., Central Time, May 10, 2021. Stockholder proposals must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, including Rule 14a-8 under the Exchange Act and Earthstone’s Bylaws.

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

EARTHSTONE ENERGY, INC.

Date:	May 5, 2021	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration