Form 10-Q
period 2021-06-30
EARTHSTONE ENERGY INC
filed 2021-08-04
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 29, 2021, 50,493,800 shares of Class A Common Stock, $0.001 par value per share, and 34,397,877 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$478	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	35,063	16,255
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2021 and December 31, 2020, respectively	4,843	7,966
Derivative asset	72	7,509
Prepaid expenses and other current assets	2,109	1,509
Total current assets	42,565	34,733

Oil and gas properties, successful efforts method:
Proved properties	1,321,064	1,017,496
Unproved properties	233,699	233,767
Land	5,382	5,382
Total oil and gas properties	1,560,145	1,256,645

Accumulated depreciation, depletion and amortization	(340,091)	(291,213)
Net oil and gas properties	1,220,054	965,432

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $4,286 and $3,675 at June 30, 2021 and December 31, 2020, respectively	1,364	931
Derivative asset	694	396
Operating lease right-of-use assets	2,130	2,450
Other noncurrent assets	10,854	1,315
TOTAL ASSETS	$1,277,661	$1,005,257
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,555	$6,232
Revenues and royalties payable	29,398	27,492
Accrued expenses	16,224	16,504
Asset retirement obligation	541	447
Derivative liability	57,957	1,135
Advances	330	2,277
Operating lease liabilities	782	773
Finance lease liabilities	4	69
Other current liabilities	498	565
Total current liabilities	131,289	55,494

Noncurrent liabilities:
Long-term debt	241,360	115,000
Deferred tax liability	13,316	14,497
Asset retirement obligation	14,016	2,580
Derivative liability	5,401	173

Operating lease liabilities	1,510	1,840
Finance lease liabilities	—	5
Other noncurrent liabilities	3,089	132
Total noncurrent liabilities	278,692	134,227

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 44,293,062 and 30,343,421 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	44	30
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,397,877 and 35,009,371 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	34	35
Additional paid-in capital	626,791	540,074
Accumulated deficit	(209,962)	(195,258)
Total Earthstone Energy, Inc. equity	416,907	344,881
Noncontrolling interest	450,773	470,655
Total equity	867,680	815,536

TOTAL LIABILITIES AND EQUITY	$1,277,661	$1,005,257
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Oil	$70,918	$18,847	$131,737	$59,859
Natural gas	6,690	1,127	12,542	2,213
Natural gas liquids	12,063	1,689	20,964	4,729
Total revenues	89,671	21,663	165,243	66,801

OPERATING COSTS AND EXPENSES
Lease operating expense	11,747	5,588	22,596	14,927
Production and ad valorem taxes	5,176	1,479	10,203	4,502
Rig termination expense	—	426	—	426
Depreciation, depletion and amortization	26,027	22,902	50,434	47,558
Impairment expense	—	62	—	60,433
General and administrative expense	9,170	6,687	17,550	13,819
Transaction costs	507	(463)	2,613	381
Accretion of asset retirement obligation	303	46	593	90
Exploration expense	30	(3)	30	298
Total operating costs and expenses	52,960	36,724	104,019	142,434

Gain on sale of oil and gas properties	348	(6)	348	198

Income (loss) from operations	37,059	(15,067)	61,572	(75,435)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,401)	(1,285)	(4,618)	(3,021)
(Loss) gain on derivative contracts, net	(51,175)	(20,679)	(84,438)	79,105
Other income, net	200	12	303	138
Total other (expense) income	(53,376)	(21,952)	(88,753)	76,222

(Loss) income before income taxes	(16,317)	(37,019)	(27,181)	787
Income tax benefit	486	1,110	794	18
Net (loss) income	(15,831)	(35,909)	(26,387)	805

Less: Net (loss) income attributable to noncontrolling interest	(6,960)	(19,570)	(11,683)	436

Net (loss) income attributable to Earthstone Energy, Inc.	$(8,871)	$(16,339)	$(14,704)	$369

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.20)	$(0.55)	$(0.34)	$0.01
Diluted	$(0.20)	$(0.55)	$(0.34)	$0.01

Weighted average common shares outstanding:
Basic	44,127,718	29,858,162	43,457,043	29,677,795
Diluted	44,127,718	29,858,162	43,457,043	29,677,795

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605		2,605
Shares issued in connection with the IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units and performance units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units and performance units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077
Stock-based compensation expense	—	—	—	—	2,175	—	2,175	—	2,175
Vesting of restricted stock units, net of taxes paid	155,058	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	66,343	—	—	—	(741)	—	(741)	—	(741)
Cancellation of treasury shares	(66,343)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	33,463	(33,463)	—	—	441	—	441	(441)	—
Net loss	—	—	—	—	—	(8,871)	(8,871)	(6,960)	(15,831)
At June 30, 2021	44,293,062	34,397,877	$44	$34	$626,791	$(209,962)	$416,907	$450,773	$867,680

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946
Stock-based compensation expense	—	—	—	—	2,568	—	2,568	—	2,568
Vesting of restricted stock units, net of taxes paid	165,399	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	57,810	—	—	—	(170)	—	(170)	—	(170)
Cancellation of treasury shares	(57,810)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	2,000	(2,000)	—	—	28	—	28	(28)	—
Net loss	—	—	—	—	—	(16,339)	(16,339)	(19,570)	(35,909)
At June 30, 2020	30,020,357	35,058,687	$30	$35	$535,049	$(181,342)	$353,772	$487,663	$841,435

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(26,387)	$805
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	50,434	47,558
Impairment of proved and unproved oil and gas properties	—	42,813
Impairment of goodwill	—	17,620
Accretion of asset retirement obligations	593	90
Settlement of asset retirement obligations	(53)	—
(Gain) on sale of oil and gas properties	(348)	(198)
(Gain) on sale of office and other equipment	(114)	—
Total loss (gain) on derivative contracts, net	84,438	(79,105)
Operating portion of net cash (paid) received in settlement of derivative contracts	(25,427)	39,096
Stock-based compensation	7,741	5,262
Deferred income taxes	(794)	(18)
Amortization of deferred financing costs	339	161
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,181)	15,060
(Increase) decrease in prepaid expenses and other current assets	(114)	(747)
Increase (decrease) in accounts payable and accrued expenses	8,352	(3,410)
Increase (decrease) in revenues and royalties payable	1,795	(16,491)
Increase (decrease) in advances	(2,830)	(11,412)
Net cash provided by operating activities	93,444	57,084
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(187,803)	—
Additions to oil and gas properties	(28,238)	(67,493)
Additions to office and other equipment	(370)	(108)
Proceeds from sales of oil and gas properties	200	409
Net cash used in investing activities	(216,211)	(67,192)
Cash flows from financing activities:
Proceeds from borrowings	360,078	69,906
Repayments of borrowings	(233,718)	(71,318)
Cash paid related to the exchange and cancellation of Class A Common Stock	(2,821)	(382)
Cash paid for finance leases	(70)	(110)
Deferred financing costs	(1,718)	—
Net cash provided by (used in) financing activities	121,751	(1,904)
Net decrease in cash	(1,016)	(12,012)
Cash at beginning of period	1,494	13,822
Cash at end of period	$478	$1,810
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,272	$2,659
Income taxes	$797	$—
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$76,572	$—
Accrued capital expenditures	$11,416	$6,220
Asset retirement obligations	$161	$43
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
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Any such adjustments are of a normal, recurring nature. The Company’s Condensed Consolidated Balance Sheet at December 31, 2020 is derived from the audited Consolidated Financial Statements at that date.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2021.
Fair Value on a Recurring Basis
Derivative financial instruments are carried at fair value and measured on a recurring basis. The derivative financial instruments consist of swaps and costless collars for crude oil and natural gas and interest rate swaps. The Company’s commodity price hedges and interest rate swaps are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves and published LIBOR forward curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$72	$—	$72
Derivative asset - noncurrent	—	694	—	694
Total financial assets	$—	$766	$—	$766

Financial liabilities
Derivative liability - current	$—	$57,957	$—	$57,957
Derivative liability - noncurrent	—	5,401	—	5,401
Total financial liabilities	$—	$63,358	$—	$63,358

December 31, 2020
Financial assets
Derivative asset - current	$—	$7,509	$—	$7,509
Derivative asset - noncurrent	—	396	—	396
Total financial assets	$—	$7,905	$—	$7,905

Financial liabilities
Derivative liability - current	$—	$1,135	$—	$1,135
Derivative liability - noncurrent	—	173	—	173
Total financial liabilities	$—	$1,308	$—	$1,308

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations, asset retirement obligations and performance

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
units. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended March 31, 2020. No such triggering events that require further assessment were observed during the six months ended June 30, 2021. See further discussion in Note 5. Oil and Natural Gas Properties.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2022. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.
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
The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2021:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2021	Crude Oil	1,693,400	$49.10
Q1 - Q4 2022	Crude Oil	1,732,250	$53.64
Q3 - Q4 2021	Crude Oil Basis Swap (1)	1,509,400	$0.80
Q3 - Q4 2021	Crude Oil Roll Swap (2)	474,650	$(0.26)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	2,007,500	$0.68
Q3 - Q4 2021	Natural Gas	4,904,000	$2.87
Q1 - Q4 2022	Natural Gas	4,295,000	$2.92
Q3 - Q4 2021	Natural Gas Basis Swap (3)	5,026,000	$(0.30)
Q1 - Q4 2022	Natural Gas Basis Swap (3)	7,725,000	$(0.24)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The swap is between WTI Roll and the WTI NYMEX.
(3)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q1 - Q4 2022	Crude Oil Costless Collar	365,000	$68.75	$55.00
Q3 - Q4 2021	Natural Gas Costless Collar	122,000	$4.10	$3.50
Q1 2022	Natural Gas Costless Collar	1,080,000	$3.75	$3.17
Interest Rate Swaps
At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.
The Company had the following interest rate swaps as of June 30, 2021:

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
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2021			December 31, 2020
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$2,127	$(2,055)	$72	$11,071	$(3,562)	$7,509
Commodity contracts	Derivative liability - current	$59,820	$(2,055)	$57,765	$4,492	$(3,562)	$930
Interest rate swaps	Derivative liability - current	$192	$—	$192	$205	$—	$205
Commodity contracts	Derivative asset - noncurrent	$856	$(617)	$239	$396	$—	$396
Commodity contracts	Derivative liability - noncurrent	$6,018	$(617)	$5,401	$—	$—	$—
Interest rate swaps	Derivative asset - noncurrent	$455	—	455	$—	$—	$—
Interest rate swaps	Derivative liability - noncurrent	$—	$—	$—	$173	$—	$173

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Cash Flows Location	Statement of Operations Location	2021	2020	2021	2020
Unrealized (loss) gain	Not separately presented	Not separately presented	$(36,653)	$(50,036)	$(59,011)	$40,009
Realized (loss) gain	Operating portion of net cash (paid) received in settlement of derivative contracts	Not separately presented	(14,522)	29,357	(25,427)	39,096
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(51,175)	$(20,679)	$(84,438)	$79,105

Included in Accounts receivable under the subheading of Joint interest billings and other in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are $0.03 million and $2.3 million, respectively, related to commodity hedge contracts settled as of that date for which the cash has not been received.
Note 4. Acquisitions
IRM Acquisition
As part of the execution of its growth strategy to further increase its scale, on January 7, 2021, the Company completed the acquisition (the “IRM Acquisition”) of all of the issued and outstanding limited liability company interests in Independence Resources Management, LLC (“IRM”) and certain wholly owned subsidiaries for consideration consisting of the following: (i) net cash of approximately $134.3 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A common stock, $0.001 par value per share (“Class A Common Stock”). The fair value of each share of Class A Common Stock was determined using the closing price of $6.02 per share on January 7, 2021. The purchase agreement contains customary representations and warranties for transactions of this nature. The Company has obtained representation and warranty insurance to provide coverage in the event of certain breaches of representations and warranties of the seller contained in the purchase agreement, which will be subject to various exclusions, deductibles and other terms and conditions set forth therein.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Earthstone Class A Common Stock issued	12,719,594
Earthstone Class A Common Stock price as of January 7, 2021	$6.02
Class A Common Stock consideration	76,572
Cash consideration (1)	137,302

Total consideration transferred	$213,874

Fair value of assets acquired:
Cash	$2,992
Other current assets	10,925
Oil and gas properties	226,148
Other non-current assets	258
Amount attributable to assets acquired	$240,323

Fair value of liabilities assumed:
Derivative liability - current	$10,177
Other current liabilities	5,985
Asset retirement obligation - noncurrent	10,287
Amount attributable to liabilities assumed	$26,449
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2021	2020
Revenue	$38,311	$166,939	$103,844
Loss before taxes	(47,272)	$(28,823)	41,494
Net loss	(46,083)	$(28,019)	41,178
Less: Net loss attributable to noncontrolling interest	(20,853)	$(12,413)	18,556
Net loss attributable to Earthstone Energy, Inc.	(25,230)	$(15,606)	22,622
Pro forma net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic and diluted	$(0.60)	$(0.34)	$0.53

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $24.0 million and operating expenses of $10.6 million for the three months ended June 30, 2021 and revenues of $44.3 million and operating expenses of $24.1 million for the period January 7, 2021 to June 30, 2021 related to the IRM Acquisition. During the three and six months ended June 30, 2021, the Company recorded $0.5 million and $3.8 million, respectively, of legal and professional fees, and

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
employee severance costs related to the IRM Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations.
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
Eagle Ford Acquisitions
In May and June 2021, the Company completed acquisitions of working interests in certain assets it operates located in southern Gonzales County, Texas (collectively, the “Eagle Ford Acquisitions”) from four separate sellers. The aggregate purchase price of the Eagle Ford Acquisitions was approximately $48.0 million. One of the four separate sellers was a related party. See Note 12. Related Party Transactions for further discussion.
Tracker/Sequel Acquisitions
On March 31, 2021, Earthstone, EEH, Tracker Resource Development III, LLC, a Delaware limited liability company (“Tracker”), and TRD III Royalty Holdings (TX), LP, a Delaware limited partnership (“RoyaltyCo” and collectively with Tracker, the “Seller”), entered into a purchase and sale agreement (the “Tracker Agreement”), which provided that EEH would acquire (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”). Also on March 31, 2021, Earthstone, EEH, SEG-TRD LLC, a Delaware limited liability company (“SEG-I”), and SEG-TRD II LLC, a Delaware limited liability company (“SEG-II” and collectively with SEG-I, “Sequel”) entered into a purchase and sale agreement (the “Sequel Agreement” and collectively with the Tracker Agreement, the “Tracker/Sequel Purchase Agreements”), which provided that EEH would acquire (the “Sequel Acquisition” and collectively with the Tracker Acquisition, the “Acquisitions”) certain well-bore interests and related equipment (the “Sequel Assets”). In April 2021, the Company paid approximately $8.2 million in earnest money deposits in connection with the Acquisitions. These deposits are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2021 and the cash outflows for these deposits are included in Acquisition of oil and gas properties, net of cash acquired in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021.
On July 20, 2021, Earthstone, EEH and the Seller consummated the transactions contemplated in the Tracker Agreement. At the closing of the Tracker Agreement, among other things, EEH acquired the Tracker Assets for aggregate consideration consisting of the following: (i) $22.5 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and the Seller, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH and Sequel consummated the transactions contemplated in the Sequel Agreement. At the closing of the Sequel Agreement, among other things, EEH acquired the Sequel Assets for aggregate consideration consisting of the following: (i) $45.3 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and the Seller, and (ii) 1.5 million shares of Class A Common Stock valued at $9.97 per share at the closing of the transaction. The Significant Shareholder, as described below, owned approximately 49% of Tracker as of the closing of the transaction. See Note 12. Related Party Transactions for further discussion.
The Acquisitions will be accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (referred to as “ASC 805”). The fair value of the consideration paid by the Company and allocation of that amount to the underlying Tracker Assets and Sequel Assets acquired, on a relative fair value basis, will be recorded as of July 20, 2021. Additionally, costs directly related to the Acquisitions will be capitalized as a component of the purchase price. The operating results of Tracker and Sequel will be incorporated into the Company's interim Condensed Consolidated Financial Statements for the three months ended September 30, 2021.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Costs incurred to maintain wells and related equipment, lease and well operating costs, and other exploration costs are charged to expense as incurred. Gains and losses arising from the sale of properties are included in Income from operations in the Condensed Consolidated Statements of Operations.
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and six months ended June 30, 2021, depletion expense for oil and gas producing property and related equipment was $25.9 million and $50.1 million, respectively. For the three and six months ended June 30, 2020, depletion expense for oil and gas producing property and related equipment was $22.8 million and $47.3 million, respectively.
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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three or six months ended June 30, 2021.
During the three months ended June 30, 2020, the Company recorded non-cash impairment charges of $0.1 million to its oil and natural gas properties due to acreage expirations. During the six months ended June 30, 2020, as a result of the decline in crude oil price futures at the time, the Company recorded the following non-cash impairment charges:

(In thousands)	Eagle Ford Trend	Midland Basin	Corporate	Total
Proved properties	$25,252	$—	$—	$25,252
Unproved properties	11,311	—	—	11,311
Acreage expirations (1)	431	5,819	—	6,250
Goodwill	—	—	17,620	17,620
	$36,994	$5,819	$17,620	$60,433
(1)Impairments in unproved properties resulting from acreage deemed expired (not planned to be renewed).
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net (loss) income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 represents the portion of net (loss) income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in noncontrolling interest for the six months ended June 30, 2021:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2020	30,343,421	46.4%	35,009,371	53.6%	65,352,792
EEH Units issued in connection with the IRM Acquisition	12,719,594		—		12,719,594
EEH Units and Class B Common Stock converted to Class A Common Stock	611,494		(611,494)		—
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	618,553		—		618,553
As of June 30, 2021	44,293,062	56.3%	34,397,877	43.7%	78,690,939

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
A reconciliation of Net (loss) income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net (loss) income attributable to Earthstone Energy, Inc.	$(8,871)	$(16,339)	$(14,704)	$369

Net (loss) income per common share attributable to Earthstone Energy, Inc.:
Basic	$(0.20)	$(0.55)	$(0.34)	$0.01
Diluted	$(0.20)	$(0.55)	$(0.34)	$0.01

Weighted average common shares outstanding
Basic	44,127,718	29,858,162	43,457,043	29,677,795
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—	—	—
Unvested performance units (1)	—	—	—	—
Diluted weighted average common shares outstanding	44,127,718	29,858,162	43,457,043	29,677,795

(1)For the three and six months ended June 30, 2021, the Company had no dilutive effect related to unvested restricted stock units or performance units due to the loss for the period. For the three and six months ended June 30, 2020, the Company had no dilutive effect related to unvested restricted stock units or performance units as, under the treasury stock method, the proceeds from the average unrecognized expense for the period were in excess of the weighted average outstanding fair value for the unvested shares for the same period.
The Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $7.0 million for the three months ended June 30, 2021 and net loss attributable to noncontrolling interest of $11.7 million for the six months ended June 30, 2021 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $19.6 million for the three months ended June 30, 2020 and net income attributable to noncontrolling interest of $0.4 million for the six months ended June 30, 2020 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At June 30, 2021 and December 31, 2020, there were 44,293,062 and 30,343,421 shares of Class A Common Stock issued and outstanding, respectively. In connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximated $76.6 million on that date. On March 18, 2021, as a result of the vesting and settlement of performance units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 455,000 shares of Class A Common Stock, of which 178,453 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and six months ended June 30, 2021, as a result of the vesting and settlement of restricted stock units and performance units under the 2014 Plan, Earthstone issued 221,401 and 487,660 shares, respectively, of Class A Common Stock, of which 66,343 and 145,654 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. During the three and six months ended June 30, 2020, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 223,209 and 530,738 shares, respectively, of Class A Common Stock, of which 57,810 and 133,505 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. Additionally, as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.
Class B Common Stock
At June 30, 2021 and December 31, 2020, there were 34,397,877 and 35,009,371 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2021, 33,463 and 611,494 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and six months ended June 30, 2020, 2,000 and 201,993 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of June 30, 2021, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 9.4 million shares. On July 20,2021, at Earthstone’s annual meeting of stockholders, Earthstone’s stockholders approved and adopted an amendment to the 2014 Plan which increased the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan to 12.0 million shares.
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
The table below summarizes RSU award activity for the six months ended June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	1,050,908	$5.55
Granted	548,100	$5.34
Vested	(487,660)	$5.81
Unvested RSUs at June 30, 2021	1,111,348	$5.34

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of June 30, 2021, there was $5.9 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.92 years.
For the three and six months ended June 30, 2021, Stock-based compensation related to RSUs was $1.2 million and $2.7 million, respectively. For the three and six months ended June 30, 2020, Stock-based compensation related to RSUs was $1.3 million and $3.0 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the six months ended June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	1,879,425	$7.65
Granted	1,099,800	$10.85
Vested	(227,500)	$13.75
Unvested PSUs at June 30, 2021	2,751,725	$8.42

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
The Company accounts for these awards as market-based awards which are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2021 PSUs, assuming a risk-free rate of 0.3% and volatility of 86.0%, the Company calculated the weighted average grant date fair value per PSU to be $10.85. Based on the fair value of the 2021 PSUs, the Company recorded stock-based compensation expense of $2.3 million and $3.0 million during the three and six months ended June 30, 2021, respectively. A corresponding liability of $3.0 million related to the 2021 PSUs is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2021.
On February 28, 2018, the Board granted 252,500 PSUs to certain named executive officers pursuant to the 2014 Plan. The PSUs were payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 28, 2018 and ending on February 28, 2021 of performance criteria established by the Board. On March 18, 2021, the Company settled the remaining 227,500, net of forfeitures, based on the achievement of the 200% target, resulting in the issuance of 455,000 shares of Class A Common Stock.
As of June 30, 2021, there was $21.4 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 1.18 years.
For the three and six months ended June 30, 2021, Stock-based compensation related to all PSUs was approximately $3.2 million and $5.0 million, respectively. For the three and six months ended June 30, 2020, Stock-based compensation related to all PSUs was approximately $1.3 million and $2.3 million, respectively.
Note 10. Long-Term Debt
Credit Facility

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On April 20, 2021, the Parties entered into an amendment (the “Third Amendment”) to the Credit Agreement under which the borrowing base increased from $360 million to $475 million in connection with its regularly scheduled redetermination. Further, the Third Amendment provided for an increase in the borrowing base from $475 million to $550 million which became effective on July 20, 2021 upon closing of the Tracker/Sequel Purchase Agreements described in Note 4. Acquisitions.
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
In addition, the Credit Facility requires EEH to maintain the following financial covenants: a current ratio, as defined, of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which was calculated as EBITDAX for the four consecutive fiscal quarters ending on such date. The term “EBITDAX” means, for any period, the sum of consolidated net income (loss) for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income (loss) in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income, the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.
The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2021, EEH was in compliance with the covenants under the Credit Facility.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2021, $241.4 million of borrowings were outstanding, bearing annual interest of 3.347%, resulting in an additional $233.6 million of borrowing base availability under the Credit Facility. At December 31, 2020, there were $115.0 million of borrowings outstanding under the Credit Facility.
For the six months ended June 30, 2021, under the Credit Facility, the Company had borrowings of $360.1 million and $233.7 million in repayments of borrowings.
For the three and six months ended June 30, 2021, interest on borrowings under the Credit Facility averaged 3.33% and 3.36% per annum, respectively, which excluded commitment fees of $0.2 million and $0.4 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2020, interest on borrowings under the Credit Facility averaged 2.55% and 3.07% per annum, respectively, which excluded commitment fees of $0.1 million and $0.3 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, the Company capitalized $0.8 million and $1.8 million, respectively, of costs associated with the Credit Facility. No costs associated with the Credit Facility were capitalized during the three and six months ended June 30, 2020.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, (in thousands):

2021
Beginning asset retirement obligations	$3,027
Liabilities incurred	57
Liabilities settled	(53)
Acquisitions	10,866
Accretion expense	593
Divestitures	(37)
Revision of estimates	104
Ending asset retirement obligations	$14,557

Note 12. Related Party Transactions
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Audit Committee of the Board of Directors of Earthstone independently reviews and approves all related party transactions.
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
In connection with the Olenik v. Lodzinski et al. lawsuit described below in Note 13. Commitments and Contingencies, the Significant Shareholder was also named in the lawsuit. As a result of the Settlement Agreement (defined below), the Company has concluded negotiations with its insurance carrier regarding an allocation of defense costs and settlement contributions above its deductible for all the parties named in the lawsuit. In connection with the Court approved Settlement, the Significant Shareholder was billed approximately $1.1 million and this amount has been reimbursed as of June 30, 2021.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As discussed in Note 4. Acquisitions, on March 31, 2021, the Company entered into the Tracker/Sequel Purchase Agreements. The transactions contemplated by the Tracker/Sequel Purchase Agreements, were consummated on July 20, 2021, whereby the Company acquired the Tracker Assets for a purchase price of $22.5 million in cash and 4.7 million shares of the Company’s Class A Common Stock. The Significant Shareholder owned approximately 49% of Tracker as of the closing of the Tracker Acquisition.
As discussed in Note 4. Acquisitions, during the second quarter of 2021, the Company completed the Eagle Ford Acquisitions. The aggregate purchase price of the Eagle Ford Acquisitions was approximately $48.0 million in cash. The Significant Shareholder controlled one of the four sellers. After participating in a competitive sales process, the Company acquired the aforementioned assets for $8.2 million from that related party entity.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinski et al.: On June 2, 2017, Nicholas Olenik filed a purported shareholder class and derivative action in the Delaware Court of Chancery against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold, Bold Holdings and Oak Valley Resources, LLC. The complaint alleged that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserted that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to benefit EnCap and its affiliates, failed to obtain adequate consideration for the Earthstone shareholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. The suit sought unspecified damages and purported to assert claims derivatively on behalf of Earthstone and as a class action on behalf of all persons who held common stock up to March 13, 2017, excluding defendants and their affiliates. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. After engaging in extensive pre-trial discovery, the parties engaged in a mediation process that resulted in a non-binding settlement term sheet on September 21, 2020. The term sheet was translated into a Stipulation and Agreement of Compromise, Settlement and Release Agreement (the “Settlement Agreement”) between the parties and was filed with the Delaware Court of Chancery for approval. The principal terms of the Settlement Agreement are as follows: (i) a $3.5 million all-in cash settlement payment (the “Fund”) to be funded by defendants and/or their insurers into an escrow account, (ii) a bi-lateral complete and full release of all claims against defendants and plaintiffs, and (iii) that 55% of the Fund (the derivative payment) be paid to Earthstone to be used as determined by management, according to their fiduciary duties and business judgment, 45% of the Fund (the class payment) be paid to members of the class or current stockholders of Earthstone. On March 31, 2021, the Court approved the Settlement Agreement and the Company paid the $3.5 million settlement shortly thereafter. The insurance carriers immediately reimbursed their agreed upon allocation of the settlement totaling $2.8 million and in addition, the Company has received $1.3 million from the derivative portion of the settlement, which is included as a reduction of Transaction costs in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.
Environmental and Regulatory
As of June 30, 2021, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of June 30, 2021 and December 31, 2020, a current liability of $0.5 million and $0.6 million, respectively, is included in Other current liabilities in the Condensed Consolidated Balance Sheets. The amounts represent current Texas Margin Tax payable.
During the six months ended June 30, 2021, the Company recorded income tax benefit of approximately $0.8 million which included (1) a deferred income tax benefit for Lynden US of $0.4 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $2.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.8 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2021.
During the six months ended June 30, 2020, the Company recorded income tax benefit of approximately $0.02 million which included (1) income tax benefit for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.06 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.01 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2020.

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
Recent Developments
IRM Acquisition
On January 7, 2021, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“EEH” and collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated December 17, 2020 (the “IRM Purchase Agreement”) that was previously reported in our Current Report on Form 8-K filed with the SEC on December 22, 2020. The Seller was unaffiliated with the Company. At the closing of the IRM Purchase Agreement, among other things, EEH acquired (the “IRM Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager (collectively, the “Acquired Entities”) for aggregate consideration consisting of the following: (i) an aggregate amount of cash from EEH equal to approximately $134.3 million (the “Cash Consideration”) and (ii) 12,719,594 shares of Class A Common Stock (such shares, the “Acquisition Shares,” and such issuance, the “Stock Issuance”). As a result of the Stock Issuance, Earthstone is no longer considered a controlled company within the meaning of the listing standards of the NYSE.
In order to fund the cash consideration for the IRM Acquisition, on December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Second Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (collectively, the “Parties”) (together with all amendments or other modifications, the “Credit Agreement”). The Second Amendment was effective upon the closing of the IRM Acquisition. Among other things, the Second Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.
Eagle Ford Acquisitions

During the second quarter of 2021, we acquired working interests in certain assets we operate located in southern Gonzales County, Texas (the “Eagle Ford Acquisitions”) from four separate sellers. The aggregate purchase price of the Eagle Ford Acquisitions was approximately $48.0 million in cash. We funded the Eagle Ford Acquisitions with cash on hand and borrowings under our senior secured revolving credit facility. The effective date of the Eagle Ford Acquisitions was April 1, 2021 and the closings occurred on May 14, May 24 and June 2, 2021. The largest of the acquisition components, comprised of working interests owned by two affiliates of Titanium Exploration Partners, LLC, constituted the majority of the total consideration. One of the four sellers was a related party entity at the time of the acquisition. See further discussion in Note 4. Acquisitions and Note 12. Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.
Tracker/Sequel Acquisitions
On July 20, 2021, Earthstone, EEH, Tracker Resource Development III, LLC (“Tracker”), and TRD III Royalty Holdings (TX), LP (“RoyaltyCo” and collectively with Tracker, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated March 31, 2021 by and among Earthstone, EEH and Seller (the “Tracker Agreement”) that was previously reported on Form 8-K filed on April 5, 2021. At the closing of the Tracker Agreement, among other things, EEH acquired (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”) for aggregate consideration consisting of the following (the “Tracker Purchase Price”): (i) $22.5 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between the Buyer and the Seller, and (ii) 4.7 million shares (the “Tracker Shares”) of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”). Also, on July 20, 2021, Earthstone, EEH, SEG-TRD LLC (“SEG-I”), and SEG-TRD II LLC (“SEG-II” and collectively with SEG-I, “Sequel”), consummated the transactions contemplated in the Purchase and Sale Agreement dated March 31, 2021 by and among Earthstone, EEH and Sequel (the “Sequel Agreement” and collectively with the Tracker Agreement, the “Purchase Agreements”) that was previously reported on Form 8-K filed on April 5, 2021. At the closing of the Sequel Agreement, among other things, EEH acquired (the “Sequel Acquisition” and with the Tracker Acquisition, the “Transaction”) certain well-bore interests and related equipment held by Sequel that were part of a joint development agreement between Tracker and Sequel involving portions of the acreage covered by the Tracker Agreement (the “Sequel Assets” and collectively with the Tracker Assets, the “Assets”) for aggregate consideration consisting of the following: (i) $45.3 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between the Buyer and Sequel, and (ii) 1.5 million shares of Class A Common Stock (the “Sequel Shares” and collectively with the Tracker Shares, the “Transaction Shares”). See further discussion in Note 4. Acquisitions and Note 12. Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.
Cash consideration for the Tracker/Sequel Acquisitions was funded by borrowings under our senior secured revolving credit facility which was increased from $475 million to $550 million on July 20, 2021.
Tracker Registration Rights Agreements – On July 20, 2021, in connection with the closing of the Tracker Agreement, Earthstone and the members of Tracker entered into a registration rights agreement (the “Tracker Registration Rights Agreement”) relating to the Tracker Shares. The Tracker Registration Rights Agreement provides that, within sixty days after the closing date of the Tracker Acquisition, Earthstone will prepare and file a registration statement to permit the public resale of the Tracker Shares. Earthstone shall cause the registration statement to be continuously effective from and after the date it is first declared or becomes effective until the earlier of (i) all such shares of Class A Common Stock have been disposed of in the manner set forth in the registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), until the distribution of the Class A Common Stock does not require registration under the Securities Act, or until there are no longer any such registrable shares of Class A Common Stock issued in connection with the Tracker Acquisition outstanding or (ii) four years after the closing of the Tracker Acquisition.
Sequel Registration Rights Agreements – On July 20, 2021, in connection with the closing of the Sequel Agreement, Earthstone and Sequel entered into a registration rights agreement (the “Sequel Registration Rights Agreement”) relating to the Sequel Shares. The Sequel Registration Rights Agreement provides that, within thirty days after the closing date of the Sequel Acquisition, Earthstone will prepare and file a registration statement to permit the public resale of the Sequel Shares. Earthstone shall cause the registration statement to be continuously effective from and after the date it is first declared or becomes effective until the earlier of (i) all such shares of Class A Common Stock have been disposed of in the manner set forth in the registration statement or under Rule 144 of the Securities Act, until the distribution of the Class A Common Stock does not require registration under the Securities Act, or until there are no longer any such registrable shares of Class A Common Stock issued in connection with the Sequel Acquisition outstanding or (ii) four years after the closing of the Sequel Acquisition.
Lock-Up Agreement – In connection with the closing of the Tracker Agreement, on July 20, 2021, Earthstone and EnCap Energy Capital Fund VIII, L.P. (“EnCap Fund VIII”), a member of Tracker, entered into a lock-up agreement (the “EnCap Lock-up Agreement”) providing that EnCap Fund VIII will not transfer any of the shares of Class A Common Stock that it received at the closing of the Tracker Acquisition for a period of 120 days after the closing of the Tracker Acquisition. Also, on

July 20, 2021, in connection with the closing of the Tracker Agreement, Earthstone and ZIP Ventures I, L.L.C. (“ZIP”), a member of Tracker, entered in a lock-up agreement (the “ZIP Lock-up Agreement”) providing that ZIP will not transfer any of the shares of Class A Common Stock that it received at the closing of the Tracker Acquisition for a period of 120 days after the closing of the Tracker Acquisition.
COVID-19
Despite the recoveries in commodity prices, recent surges from COVID-19 variants continue to negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to its impact on demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the duration of any such disruption, the greater the adverse impact may be on our business.
Operational Status
As a producer of oil, natural gas and NGLs, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking mitigation efforts and steps to protect the health and safety of our employees. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues to date. Our non-field personnel have returned to the office but we remain flexible to working remotely, using information technology in which we previously invested if needed. We have managed and conducted both field and non-field functions effectively thus far, including our day-to-day operations, our accounting and financial reporting systems and our internal control over financial reporting. We will continue to focus on the health and safety of our employees in conformity with the applicable jurisdictional mitigation guidelines. We will continue to monitor CDC guidelines and respond appropriately.
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
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. If oil prices decline due to a resurgence of COVID-19, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. If a resurgence of COVID-19 triggers additional volatility in our business or global economies, our borrowing base, recently increased to $550 million with the closing of the Tracker Acquisition, could be reduced. Significant reductions in the borrowing base under our Credit Agreement could create a borrowing base deficiency depending on our loans then outstanding which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
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
During the first quarter of 2021, we completed and turned to sales five gross (3.7 net) wells on the Hamman 30 pad in Upton County and commenced drilling three gross (2.1 net) wells on the Hamman 45 pad in Midland County. During the second quarter, we completed the aforementioned wells on the Hamman 45 pad in Midland County and drilled a four-well Pearl Jam pad (95% working interest) on the recently acquired IRM Spanish Pearl project which we expect to complete and turn to sales in late third quarter. After drilling the Pearl Jam pad, the rig was moved to western Reagan County in early July to drill a four-well pad, then is expected to move to Upton County to drill a four-well pad before being moved to Midland County late in 2021. We plan to deploy a second rig in early August, beginning in Upton County. Based on our revised capital budget, we anticipate spudding 30 gross / 26.2 net operated wells and bringing 20 gross / 16.1 net operated wells and 0.7 net non-operated wells online in 2021.
Despite the disruption in the oil markets resulting from the COVID-19 pandemic, we continue to seek acreage trades and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2021.

Results of Operations
Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	Change
Sales volumes:
Oil (MBbl)	1,083	800	35%
Natural gas (MMcf)	2,927	1,351	117%
Natural gas liquids (MBbl)	496	208	138%
Barrels of oil equivalent (MBOE)	2,067	1,233	68%
Average Daily Production (Boepd)	22,716	13,555	68%

Average prices:
Oil (per Bbl)	$65.47	$23.56	178%
Natural gas (per Mcf)	$2.29	$0.83	176%
Natural gas liquids (per Bbl)	$24.31	$8.10	200%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$52.39	$59.61	(12)%
Natural gas ($/Mcf)	$2.19	$1.23	78%
Natural gas liquids ($/Bbl)	$24.31	$8.10	200%

(In thousands)
Oil revenues	$70,918	$18,847	276%
Natural gas revenues	$6,690	$1,127	494%
Natural gas liquids revenues	$12,063	$1,689	614%

Lease operating expense	$11,747	$5,588	110%
Production and ad valorem taxes	$5,176	$1,479	250%
Depreciation, depletion and amortization	$26,027	$22,902	14%

General and administrative expense (excluding stock-based compensation)	$4,758	$4,119	16%
Stock-based compensation	$4,412	$2,568	72%
General and administrative expense	$9,170	$6,687	37%

Transaction costs	$507	$(463)	NM
Interest expense, net	$(2,401)	$(1,285)	87%

Unrealized loss on derivative contracts	$(36,653)	$(50,036)	(27)%
Realized (loss) gain on derivative contracts	$(14,522)	$29,357	(149)%
Loss on derivative contracts, net	$(51,175)	$(20,679)	147%

Income tax benefit	$486	$1,110	(56)%
NM – Not Meaningful

Results of Operations Highlights
The IRM Acquisition and Eagle Ford Acquisitions have had a significant and pervasive impact on our results of operations when compared to the prior corresponding periods, as well as diminished operating results in the corresponding prior year periods due to voluntary production shut-ins resulting from low and sometimes negative commodity prices. In addition, commodity prices have improved compared to the prior corresponding periods further impacting our results of operations. Below is a detailed discussion further highlighting the impact of our recent acquisitions.
Oil revenues
For the three months ended June 30, 2021, oil revenues increased by $52.1 million or 276% relative to the comparable period in 2020. Of the increase, $33.5 million was attributable to an increase in our realized price and $18.6 million was attributable to an increase in volume. Our average realized price per Bbl increased from $23.56 for the three months ended June 30, 2020 to $65.47 or 178% for the three months ended June 30, 2021. Additionally, we had a net increase in the volume of oil sold of 283 MBbls or 35%, which included an increase of 304 MBbls related to the wells acquired in the IRM Acquisition and an increase of 34 MBbls related to the Eagle Ford Acquisitions, offset by a decrease of 55 MBbls in our other wells primarily resulting from natural decline.
Natural gas revenues
For the three months ended June 30, 2021, natural gas revenues increased by $5.6 million or 494% relative to the comparable period in 2020. Of the increase, $3.6 million was due to increased sales volume and $2.0 million was attributable to an increase in realized price. Our average realized price per Mcf increased 176% from $0.83 for the three months ended June 30, 2020 to $2.29 for the three months ended June 30, 2021. The total volume of natural gas produced and sold increased 1,576 MMcf or 117% which included an increase of 600 MMcf related to the wells acquired in the IRM Acquisition, an increase of 10 MMcf related to the Eagle Ford Acquisitions and an increase of 966 MMcf in our other wells primarily resulting from a higher mix of natural gas from existing wells and the impact of voluntary production shut-ins in the prior year period.
Natural gas liquids revenues
For the three months ended June 30, 2021, natural gas liquids revenues increased by $10.4 million or 614% relative to the comparable period in 2020. Of the increase, $3.4 million was attributable to an increase in our realized price and $7.0 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 288 MBbls or 138%, which included an increase of 112 MMcf related to the wells acquired in the IRM Acquisition, an increase of 2 MBbls related to the Eagle Ford Acquisitions and an increase of 174 MBbls in our other wells primarily resulting from voluntary production shut-ins in the prior year period.
Lease operating expense (“LOE”)
LOE increased by $6.2 million or 110% for the three months ended June 30, 2021 relative to the comparable period in 2020, due to a $2.8 million increase resulting from the LOE of the properties acquired in the IRM Acquisition, an increase of $0.3 million related to the Eagle Ford Acquisitions and a $3.1 million increase resulting from higher production volumes when compared to the prior year period as the prior year period was impacted by voluntary production shut-ins.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended June 30, 2021 increased by $3.7 million or 250% relative to the comparable period in 2020 due to a $1.3 million increase resulting from the properties acquired in the IRM Acquisition, an increase of $0.1 million related to the Eagle Ford Acquisitions and a $2.3 million increase related to our other wells resulting from to improved commodity prices, as well as voluntary production shut-ins in the prior year period.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended June 30, 2021 increased by $3.1 million, or 14% relative to the comparable period in 2020, primarily due to $5.8 million increase in DD&A related to the assets acquired in the IRM Acquisition, partially offset by a $2.7 million decrease in DD&A related to our other wells primarily resulting from lower volumes from voluntary production shut-ins in the prior year period, as well as additional volumes added to the depletable base of our properties resulting from the impact of improved commodity prices on our estimated proved reserves.
General and administrative expense (“G&A”)
G&A for the three months ended June 30, 2021 increased by $2.5 million, or 37% relative to the comparable period in 2020, due to an increase of $1.8 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, as well as $0.7 million resulting from the reinstatement of certain cash-based compensation expenses which were suspended in the prior year period.
Transaction costs
For the three months ended June 30, 2021, transaction costs increased by $1.0 million primarily due to the impact of prior year reimbursements related to the Olenik litigation.
Interest expense, net
Interest expense increased from $1.3 million for the three months ended June 30, 2020 to $2.4 million for the three months ended June 30, 2021, due to higher average borrowings outstanding compared to the prior year period primarily resulting from the IRM Acquisition. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended June 30, 2021, we recorded a net loss on derivative contracts of $51.2 million, consisting of unrealized mark-to-market losses of $36.6 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $14.5 million and net realized losses on our interest rate swap of $0.1 million. For the three months ended June 30, 2020, we recorded a net loss on derivative contracts of $20.7 million, consisting of unrealized mark-to-market losses of $49.6 million related to our commodity hedges and $0.5 million related to our interest rate swaps, partially offset by net realized gains on settlements of our commodity hedges of $29.4 million.
Income tax benefit
For the three months ended June 30, 2021, we recorded income tax benefit of approximately $0.5 million which included (1) a deferred income tax benefit for Lynden USA Inc., a Utah corporation and wholly-owned subsidiary of Lynden Corp (“Lynden US”) of $0.2 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $1.4 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.7 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Energy Corp., a corporation organized under the laws of British Columbia and wholly-owned subsidiary of Earthstone (“Lynden Corp”), incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2021.
During the three months ended June 30, 2020, we recorded income tax expense of approximately $1.1 million which included (1) income tax expense for Lynden US of $0.7 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $2.8 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	Change
Sales volumes:
Oil (MBbl)	2,140	1,680	27%
Natural gas (MMcf)	5,372	3,021	78%
Natural gas liquids (MBbl)	861	485	78%
Barrels of oil equivalent (MBOE)	3,896	2,668	46%
Average Daily Production (Boepd)	21,525	14,661	47%

Average prices:
Oil (per Bbl)	$61.56	$35.63	73%
Natural gas (per Mcf)	$2.33	$0.73	219%
Natural gas liquids (per Bbl)	$24.35	$9.76	149%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$50.06	$58.04	(14)%
Natural gas ($/Mcf)	$2.20	$1.21	82%
Natural gas liquids ($/Bbl)	$24.35	$9.76	149%

(In thousands)
Oil revenues	$131,737	$59,859	120%
Natural gas revenues	$12,542	$2,213	467%
Natural gas liquids revenues	$20,964	$4,729	343%

Lease operating expense	$22,596	$14,927	51%
Production and ad valorem taxes	$10,203	$4,502	127%
Impairment expense	$—	$60,433	NM
Depreciation, depletion and amortization	$50,434	$47,558	6%

General and administrative expense (excluding stock-based compensation)	$9,809	$8,557	15%
Stock-based compensation	$7,741	$5,262	47%
General and administrative expense	$17,550	$13,819	27%

Transaction costs	$2,613	$381	NM
Interest expense, net	$(4,618)	$(3,021)	53%

Unrealized (loss) gain on derivative contracts	$(59,011)	$40,009	(247)%
Realized (loss) gain on derivative contracts	$(25,427)	$39,096	(165)%
(Loss) gain on derivative contracts, net	$(84,438)	$79,105	(207)%

Income tax benefit (expense)	$794	$18	NM
NM – Not Meaningful

Oil revenues
For the six months ended June 30, 2021, oil revenues increased by $71.9 million or 120% relative to the comparable period in 2020. Of the increase, $43.6 million was attributable to an increase in our realized price and $28.3 million was attributable to an increase in volume. Our average realized price per Bbl increased from $35.63 for the six months ended June 30, 2020 to $61.56 or 73% for the six months ended June 30, 2021. Additionally, we had a net increase in the volume of oil sold of 460 MBbls or 27%, which included an increase of 598 MBbls related to the wells acquired in the IRM Acquisition and an increase of 34 MBbls related to the Eagle Ford Acquisitions, offset by a decrease of 172 MBbls in our other wells primarily resulting from natural decline.
Natural gas revenues
For the six months ended June 30, 2021, natural gas revenues increased by $10.3 million or 467% relative to the comparable period in 2020. Of the increase, $5.5 million was due to increased sales volume and $4.8 million was attributable to an increase in realized price. Our average realized price per Mcf increased 219% from $0.73 for the six months ended June 30, 2020 to $2.33 for the six months ended June 30, 2021. The total volume of natural gas produced and sold increased 2,351 MMcf or 78% which included an increase of 1,160 MMcf related to the wells acquired in the IRM Acquisition, an increase of 10 MMcf related to the Eagle Ford Acquisitions and an increase of 1,181 MMcf in our other wells primarily resulting from a higher mix of natural gas in the wells brought on in the current year, as well as voluntary production shut-ins in the prior year period.
Natural gas liquids revenues
For the six months ended June 30, 2021, natural gas liquids revenues increased by $16.2 million or 343% relative to the comparable period in 2020. Of the increase, $7.1 million was attributable to an increase in our realized price and $9.1 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 376 MBbls or 78%, which included an increase of 212 MMcf related to the wells acquired in the IRM Acquisition, an increase of 2 MBbls related to the Eagle Ford Acquisitions and an increase of 162 MBbls in our other wells primarily resulting from voluntary production shut-ins in the prior year period.
Lease operating expense (“LOE”)
LOE increased by $7.7 million or 51% for the six months ended June 30, 2021 relative to the comparable period in 2020, due to a $6.7 million increase resulting from the LOE of the properties acquired in the IRM Acquisition, an increase of $0.3 million related to the Eagle Ford Acquisitions and a $0.7 million increase resulting from higher production volumes when compared to the prior year period as the prior year period was impacted by voluntary production shut-ins.
Production and ad valorem taxes
Production and ad valorem taxes for the six months ended June 30, 2021 increased by $5.7 million or 127% relative to the comparable period in 2020 due to a $2.8 million increase resulting from the properties acquired in the IRM Acquisition, an increase of $0.1 million related to the Eagle Ford Acquisitions and a $2.8 million increase related to our other wells resulting from to improved commodity prices, as well as voluntary production shut-ins in the prior year period.
Impairment expense
During the prior year period, we recorded non-cash impairments totaling $60.4 million, which consisted of $25.3 million to proved oil and natural gas properties, $17.6 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the three months ended June 30, 2021.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the six months ended June 30, 2021 increased by $2.9 million, or 6% relative to the comparable period in 2020 primarily due to an $11.6 million increase in DD&A related to the assets acquired in the IRM Acquisition, offset by a $8.7 million decrease in DD&A related to our other wells primarily resulting from lower volumes from voluntary production shut-ins in the prior year period, as well as additional volumes added to the depletable base of our properties resulting from the impact of improved commodity prices on our estimated proved reserves.
General and administrative expense (“G&A”)
G&A for the six months ended June 30, 2021 increased by $3.7 million, or 27% relative to the comparable period in 2020, due to an increase of $2.5 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, as well as $1.4 million resulting from the reinstatement of certain cash-based compensation expenses which were suspended in the prior year period, offset by $0.2 million decrease in employee-related costs resulting from efficiencies gained over the prior year period.
Transaction costs
For the six months ended June 30, 2021, transaction costs increased by $2.2 million primarily due to a $3.8 million increase in legal and professional fees, and severance costs primarily associated with the IRM Acquisition, partially offset by a decrease of $1.6 million primarily due to reimbursements received related to the Olenik litigation.
Interest expense, net
Interest expense increased from $3.0 million for the six months ended June 30, 2020 to $4.6 million for the six months ended June 30, 2021, due to higher average borrowings outstanding compared to the prior year period primarily resulting from the IRM Acquisition. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the six months ended June 30, 2021, we recorded a net loss on derivative contracts of $84.4 million, consisting of unrealized mark-to-market losses of $59.6 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.6 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $25.3 million and net realized losses on our interest rate swap of $0.1 million. For the six months ended June 30, 2020, we recorded a net gain on derivative contracts of $79.1 million, consisting of unrealized mark-to-market gains of $40.5 million related to our commodity hedges, unrealized mark-to-market losses of $0.5 million related to our interest rate swap and net realized gains on settlements of our commodity hedges of $39.1 million.
Income tax benefit (expense)
For the six months ended June 30, 2021, we recorded income tax benefit of approximately $0.8 million which included (1) a deferred income tax benefit for Lynden US of $0.4 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $2.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.8 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.4 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2021.
During the six months ended June 30, 2020, we recorded income tax benefit of approximately $0.02 million which included (1) income tax expense for Lynden US of $0.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $0.06 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.01 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2020.
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells, generally consisting of 7,500 to 12,000-foot lateral lengths, in the Midland Basin is capital intensive. As of June 30, 2021, we had $0.5 million in cash and $241.4 million of long-term debt outstanding under our Credit Agreement with a borrowing base of $475.0 million. With the $233.6 million of undrawn borrowing base capacity and $0.5 million in cash, we had total liquidity of approximately $234.1 million. Adjusted for the closing of the Tracker Acquisition on July 20, 2021, we had an estimated $0.5 million in cash and $301.0 million of long-term debt outstanding under our credit facility with a borrowing base of $550 million. With the $249.0 million of undrawn borrowing base capacity and $0.5 million in cash, we had total liquidity of approximately $249.5 million on a combined basis.
With improvement in oil prices during 2021, we have resumed drilling operations with the deployment of a rig in the first quarter of 2021 while adding a second rig in August and we expect to spend $130-$140 million based on our current 2021 drilling plan. We believe we will have sufficient liquidity with cash flows from operations and available borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $88.7 million as of June 30, 2021, compared to a working capital deficit of $20.8 million as of December 31, 2020, representing an increase in the deficit of $68.0 million. The $68.0 million increase in the deficit was primarily the result of a $64.3 million decrease in the net fair value of our derivative contracts expected to settle in the 12 months subsequent to June 30, 2021 resulting from increased oil price futures as of June 30, 2021.
The components of working capital are presented below:

	June 30,	December 31,
(In thousands)	2021	2020
Current assets:
Cash	$478	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	35,063	16,255
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2021 and December 31, 2020, respectively	4,843	7,966
Derivative asset	72	7,509
Prepaid expenses and other current assets	2,109	1,509
Total current assets	42,565	34,733

Current liabilities:
Accounts payable	$25,555	$6,232
Revenues and royalties payable	29,398	27,492
Accrued expenses	16,224	16,504
Asset retirement obligation	541	447
Derivative liability	57,957	1,135
Advances	330	2,277
Operating lease liabilities	782	773
Finance lease liabilities	4	69
Other current liabilities	498	565
Total current liabilities	131,289	55,494

Working Capital	$(88,724)	$(20,761)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2021 increased to $93.4 million compared to $57.1 million for the six months ended June 30, 2020, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts as compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2021 increased to $216.2 million from $67.2 million for the six months ended June 30, 2020, due to acquisitions of oil and gas properties partially offset by limited drilling activity in the period.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $121.8 million for the six months ended June 30, 2021 as compared to cash flows used in financing activities of $1.9 million for the six months ended June 30, 2020, primarily due to borrowings required to fund acquisitions of oil and gas properties, partially offset by limited drilling activity in the period.

Capital Expenditures
Our accrual basis capital expenditures for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Drilling and completions	$22,820	$32,167
Leasehold costs	—	454
Total capital expenditures	$22,820	$32,621

Credit Facility
On April 20, 2021, the Parties entered into an amendment (the “Third Amendment”) to the Credit Agreement under which the borrowing base increased from $360 million to $475 million in connection with its regularly scheduled redetermination. Further, the Third Amendment provided for an increase in the borrowing base from $475 million to $550 million which became effective on July 20, 2021 upon closing of the Tracker/Sequel Purchase Agreements described above.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around October 1, 2021.
As of June 30, 2021, $241.4 million of borrowings were outstanding, bearing annual interest of 3.347%, resulting in an additional $233.6 million of borrowing base availability under the Credit Facility.
Hedging Activities
The following table sets forth our outstanding derivative contracts at June 30, 2021. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2021	Crude Oil	1,693,400	$49.10
Q1 - Q4 2022	Crude Oil	1,732,250	$53.64
Q3 - Q4 2021	Crude Oil Basis Swap (1)	1,509,400	$0.80
Q3 - Q4 2021	Crude Oil Roll Swap (2)	474,650	$(0.26)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	2,007,500	$0.68
Q3 - Q4 2021	Natural Gas	4,904,000	$2.87
Q1 - Q4 2022	Natural Gas	4,295,000	$2.92
Q3 - Q4 2021	Natural Gas Basis Swap (3)	5,026,000	$(0.30)
Q1 - Q4 2022	Natural Gas Basis Swap (3)	7,725,000	$(0.24)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The swap is between WTI Roll and the WTI NYMEX.
(3)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q1 - Q4 2022	Crude Oil Costless Collar	365,000	$68.75	$55.00
Q3 - Q4 2021	Natural Gas Costless Collar	122,000	$4.10	$3.50
Q1 2022	Natural Gas Costless Collar	1,080,000	$3.75	$3.17
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2021, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2021.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2021	—	$—	—	—
May 2021	—	—	—	—
June 2021	66,343	$11.17	—	—
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

EARTHSTONE ENERGY, INC.

Date:	August 4, 2021	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration