Form 10-Q
period 2021-09-30
EARTHSTONE ENERGY INC
filed 2021-11-03
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2021, 53,305,168 shares of Class A Common Stock, $0.001 par value per share, and 34,351,995 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$441	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	45,076	16,255
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2021 and December 31, 2020, respectively	3,058	7,966
Derivative asset	17	7,509
Prepaid expenses and other current assets	1,565	1,509
Total current assets	50,157	34,733

Oil and gas properties, successful efforts method:
Proved properties	1,487,362	1,017,496
Unproved properties	235,232	233,767
Land	5,382	5,382
Total oil and gas properties	1,727,976	1,256,645

Accumulated depreciation, depletion and amortization	(367,000)	(291,213)
Net oil and gas properties	1,360,976	965,432

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $4,323 and $3,675 at September 30, 2021 and December 31, 2020, respectively	1,730	931
Derivative asset	453	396
Operating lease right-of-use assets	1,963	2,450
Other noncurrent assets	9,694	1,315
TOTAL ASSETS	$1,424,973	$1,005,257
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,602	$6,232
Revenues and royalties payable	30,139	27,492
Accrued expenses	20,620	16,504
Asset retirement obligation	543	447
Derivative liability	67,575	1,135
Advances	1,325	2,277
Operating lease liabilities	732	773
Finance lease liabilities	—	69
Other current liabilities	634	565
Total current liabilities	155,170	55,494

Noncurrent liabilities:
Long-term debt	278,253	115,000
Deferred tax liability	13,764	14,497
Asset retirement obligation	14,965	2,580
Derivative liability	7,730	173

Operating lease liabilities	1,394	1,840
Finance lease liabilities	—	5
Other noncurrent liabilities	3,803	132
Total noncurrent liabilities	319,909	134,227

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 50,692,057 and 30,343,421 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	51	30
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,353,995 and 35,009,371 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	34	35
Additional paid-in capital	690,739	540,074
Accumulated deficit	(199,544)	(195,258)
Total Earthstone Energy, Inc. equity	491,280	344,881
Noncontrolling interest	458,614	470,655
Total equity	949,894	815,536

TOTAL LIABILITIES AND EQUITY	$1,424,973	$1,005,257
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Oil	$74,051	$33,158	$205,788	$93,017
Natural gas	14,368	2,642	26,910	4,855
Natural gas liquids	21,965	5,247	42,929	9,976
Total revenues	110,384	41,047	275,627	107,848

OPERATING COSTS AND EXPENSES
Lease operating expense	12,983	7,044	35,579	21,971
Production and ad valorem taxes	7,225	2,696	17,428	7,198
Rig termination expense	—	—	—	426
Depreciation, depletion and amortization	27,059	28,538	77,493	76,096
Impairment expense	—	2,115	—	62,548
General and administrative expense	7,650	5,796	25,200	19,615
Transaction costs	293	(705)	2,906	(324)
Accretion of asset retirement obligation	323	47	916	137
Exploration expense	296	—	326	298
Total operating costs and expenses	55,829	45,531	159,848	187,965

Gain on sale of oil and gas properties	392	—	740	198

Income (loss) from operations	54,947	(4,484)	116,519	(79,919)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,050)	(1,186)	(7,668)	(4,207)
(Loss) gain on derivative contracts, net	(33,128)	(6,040)	(117,566)	73,065
Other income, net	520	(18)	823	120
Total other income (expense)	(35,658)	(7,244)	(124,411)	68,978

Income (loss) before income taxes	19,289	(11,728)	(7,892)	(10,941)
Income tax (expense) benefit	(451)	(130)	343	(112)
Net income (loss)	18,838	(11,858)	(7,549)	(11,053)

Less: Net income (loss) attributable to noncontrolling interest	8,420	(6,413)	(3,263)	(5,977)

Net income (loss) attributable to Earthstone Energy, Inc.	$10,418	$(5,445)	$(4,286)	$(5,076)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.21	$(0.18)	$(0.09)	$(0.17)
Diluted	$0.20	$(0.18)	$(0.09)	$(0.17)

Weighted average common shares outstanding:
Basic	49,243,185	30,073,635	45,406,952	29,810,705
Diluted	52,662,942	30,073,635	45,406,952	29,810,705

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605		2,605
Shares issued in connection with the IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units and performance units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units and performance units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077
Stock-based compensation expense	—	—	—	—	2,175	—	2,175	—	2,175
Vesting of restricted stock units, net of taxes paid	155,058	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	66,343	—	—	—	(741)	—	(741)	—	(741)
Cancellation of treasury shares	(66,343)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	33,463	(33,463)	—	—	441	—	441	(441)	—
Net loss	—	—	—	—	—	(8,871)	(8,871)	(6,960)	(15,831)
At June 30, 2021	44,293,062	34,397,877	$44	$34	$626,791	$(209,962)	$416,907	$450,773	$867,680
Stock-based compensation expense	—	—	—	—	2,161	—	2,161	—	2,161
Shares issued in connection with the Tracker/Sequel Acquisitions	6,200,000	—	6	—	61,808	—	61,814	—	61,814
Vesting of restricted stock units, net of taxes paid	155,113	—	1	—	(1)	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	65,106	—	—	—	(599)	—	(599)	—	(599)
Cancellation of treasury shares	(65,106)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	43,882	(43,882)	—	—	579	—	579	(579)	—
Net loss	—	—	—	—	—	10,418	10,418	8,420	18,838
At September 30, 2021	50,692,057	34,353,995	$51	$34	$690,739	$(199,544)	$491,280	$458,614	$949,894

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	29,421,131	35,260,680	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	2,694	—	2,694		2,694
Vesting of restricted stock units, net of taxes paid	231,834	—	1	—	—	—	1	—	1
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	75,695	—	—	—	(214)	—	(214)	—	(214)
Cancellation of treasury shares	(75,695)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	199,993	(199,993)	—	—	2,897	—	2,897	(2,897)	—
Net income	—	—	—	—	—	16,708	16,708	20,006	36,714
At March 31, 2020	29,852,958	35,060,687	$30	$35	$532,623	$(165,003)	$367,685	$507,261	$874,946
Stock-based compensation expense	—	—	—	—	2,568	—	2,568	—	2,568
Vesting of restricted stock units, net of taxes paid	165,399	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	57,810	—	—	—	(170)	—	(170)	—	(170)
Cancellation of treasury shares	(57,810)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	2,000	(2,000)	—	—	28	—	28	(28)	—
Net loss	—	—	—	—	—	(16,339)	(16,339)	(19,570)	(35,909)
At June 30, 2020	30,020,357	35,058,687	$30	$35	$535,049	$(181,342)	$353,772	$487,663	$841,435
Stock-based compensation expense	—	—	—	—	2,403	—	2,403	—	2,403
Vesting of restricted stock units, net of taxes paid	141,076	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	54,268	—	—	—	(147)	—	(147)	—	(147)
Cancellation of treasury shares	(54,268)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	49,316	(49,316)	—	—	685	—	685	(685)	—
Net loss	—	—	—	—	—	(5,445)	(5,445)	(6,413)	(11,858)
At September 30, 2020	30,210,749	35,009,371	$30	$35	$537,990	$(186,787)	$351,268	$480,565	$831,833

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,549)	$(11,053)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,493	76,096
Impairment of proved and unproved oil and gas properties	—	44,928
Impairment of goodwill	—	17,620
Accretion of asset retirement obligations	916	137
Settlement of asset retirement obligations	(103)	—
(Gain) on sale of oil and gas properties	(740)	(198)
(Gain) on sale of office and other equipment	(114)	—
Total loss (gain) on derivative contracts, net	117,566	(73,065)
Operating portion of net cash (paid) received in settlement of derivative contracts	(46,311)	47,599
Stock-based compensation	10,621	7,665
Deferred income taxes	(343)	112
Amortization of deferred financing costs	581	241
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,238)	12,102
(Increase) decrease in prepaid expenses and other current assets	900	(264)
Increase (decrease) in accounts payable and accrued expenses	6,090	1,976
Increase (decrease) in revenues and royalties payable	2,556	(7,768)
Increase (decrease) in advances	(2,015)	(11,412)
Net cash provided by operating activities	147,310	104,716
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(240,431)	—
Additions to oil and gas properties	(65,074)	(72,869)
Additions to office and other equipment	(886)	(111)
Proceeds from sales of oil and gas properties	975	409
Net cash used in investing activities	(305,416)	(72,571)
Cash flows from financing activities:
Proceeds from borrowings	503,734	93,923
Repayments of borrowings	(340,482)	(133,923)
Cash paid related to the exchange and cancellation of Class A Common Stock	(3,420)	(531)
Cash paid for finance leases	(70)	(125)
Deferred financing costs	(2,709)	—
Net cash provided by (used in) financing activities	157,053	(40,656)
Net decrease in cash	(1,053)	(8,511)
Cash at beginning of period	1,494	13,822
Cash at end of period	$441	$5,311
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,126	$3,613
Income taxes	$687	$—
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$76,572	$—
Class A Common Stock issued in Tracker/Sequel Acquisitions	$61,814	$—
Accrued capital expenditures	$18,971	$2,213
Asset retirement obligations	$242	$44
 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with its consolidated subsidiaries, the “Company”), is a growth-oriented independent oil and natural gas development and production company. In addition, the Company is active in corporate mergers and the acquisition of oil and natural gas properties that have production and future development opportunities. The Company's operations are all in the upstream segment of the oil and natural gas industry and all its properties are onshore in Texas.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2021.
Fair Value on a Recurring Basis
Derivative Financial Instruments
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
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2021.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$17	$—	$17
Derivative asset - noncurrent	—	453	—	453
Total financial assets	$—	$470	$—	$470

Financial liabilities
Derivative liability - current	$—	$67,575	$—	$67,575
Derivative liability - noncurrent	—	7,730	—	7,730
Share-based compensation liability - noncurrent	—	3,680	—	3,680
Total financial liabilities	$—	$78,985	$—	$78,985

December 31, 2020
Financial assets
Derivative asset - current	$—	$7,509	$—	$7,509
Derivative asset - noncurrent	—	396	—	396
Total financial assets	$—	$7,905	$—	$7,905

Financial liabilities
Derivative liability - current	$—	$1,135	$—	$1,135
Derivative liability - noncurrent	—	173	—	173
Total financial liabilities	$—	$1,308	$—	$1,308

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended March 31, 2020. Since then, commodity prices have recovered and no other such triggering events that require further assessment were observed during the nine months ended September 30, 2021. See further discussion in Note 5. Oil and Natural Gas Properties.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements and costless collars. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2022. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2021:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2021	Crude Oil	941,475	$50.63
Q1 - Q4 2022	Crude Oil	2,462,250	$56.31
Q4 2021	Crude Oil Basis Swap (1)	757,475	$0.80
Q4 2021	Crude Oil Roll Swap (2)	228,475	$(0.27)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	2,007,500	$0.68
Q4 2021	Natural Gas	2,576,000	$2.87
Q1 - Q4 2022	Natural Gas	4,295,000	$2.92
Q4 2021	Natural Gas Basis Swap (3)	2,698,000	$(0.29)
Q1 - Q4 2022	Natural Gas Basis Swap (3)	9,100,000	$(0.26)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The swap is between WTI Roll and the WTI NYMEX.
(3)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q1 - Q4 2022	Crude Oil Costless Collar	365,000	$68.75	$55.00
Q4 2021	Natural Gas Costless Collar	122,000	$4.10	$3.50
Q1 - Q4 2022	Natural Gas Costless Collar	2,905,000	$4.00	$3.06
Interest Rate Swaps
At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.
The Company had the following interest rate swaps as of September 30, 2021:

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2021			December 31, 2020
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$1,340	$(1,323)	$17	$11,071	$(3,562)	$7,509
Commodity contracts	Derivative liability - current	$68,707	$(1,323)	$67,384	$4,492	$(3,562)	$930
Interest rate swaps	Derivative liability - current	$191	$—	$191	$205	$—	$205
Commodity contracts	Derivative asset - noncurrent	$285	$(277)	$8	$396	$—	$396
Commodity contracts	Derivative liability - noncurrent	$8,007	$(277)	$7,730	$—	$—	$—
Interest rate swaps	Derivative asset - noncurrent	$445	—	445	$—	$—	$—
Interest rate swaps	Derivative liability - noncurrent	$—	$—	$—	$173	$—	$173
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Cash Flows Location	Statement of Operations Location	2021	2020	2021	2020
Unrealized (loss) gain	Not separately presented	Not separately presented	$(12,244)	$(14,543)	$(71,255)	$25,466
Realized (loss) gain	Operating portion of net cash (paid) received in settlement of derivative contracts	Not separately presented	(20,884)	8,503	(46,311)	47,599
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(33,128)	$(6,040)	$(117,566)	$73,065

Included in Accounts receivable under the subheading of Joint interest billings and other in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are $0.01 million and $2.3 million, respectively, related to commodity hedge contracts settled as of that date for which the cash has not been received.
Note 4. Acquisitions
IRM Acquisition
As part of the execution of its growth strategy to further increase its scale, on January 7, 2021, the Company completed the acquisition (the “IRM Acquisition”) of all of the issued and outstanding limited liability company interests in Independence Resources Management, LLC (“IRM”) and certain wholly owned subsidiaries for consideration consisting of the following: (i) net cash of approximately $140.4 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A common stock, $0.001 par value per share (“Class A Common Stock”). The fair value of each share of Class A Common Stock was determined using the closing price of $6.02 per share on January 7, 2021. The purchase agreement contains customary representations and warranties for transactions of this nature. The Company has obtained representation and warranty insurance to provide coverage in the event of certain breaches of representations and warranties of the seller contained in the purchase agreement, which will be subject to various exclusions, deductibles and other terms and conditions set forth therein.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The IRM Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The preliminary allocation of the total purchase price in the IRM Acquisition is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s estimates of the acquired oil and gas properties resulting in changes to the purchase price allocation. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Earthstone Class A Common Stock issued	12,719,594
Earthstone Class A Common Stock price as of January 7, 2021	$6.02
Class A Common Stock consideration	76,572
Cash consideration (1)	140,366

Total consideration transferred	$216,938

Fair value of assets acquired:
Cash	$4,763
Other current assets	11,524
Oil and gas properties	226,178
Other non-current assets	252
Amount attributable to assets acquired	$242,717

Fair value of liabilities assumed:
Derivative liability	$10,177
Other current liabilities	5,314
Asset retirement obligation - noncurrent	10,288
Amount attributable to liabilities assumed	$25,779
Tracker/Sequel Acquisitions
On March 31, 2021, Earthstone, EEH, Tracker Resource Development III, LLC, a Delaware limited liability company (“Tracker”), and TRD III Royalty Holdings (TX), LP, a Delaware limited partnership (“RoyaltyCo” and collectively with Tracker, the “Seller”), entered into a purchase and sale agreement (the “Tracker Agreement”), which provided that EEH would acquire (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”). Also on March 31, 2021, Earthstone, EEH, SEG-TRD LLC, a Delaware limited liability company (“SEG-I”), and SEG-TRD II LLC, a Delaware limited liability company (“SEG-II” and collectively with SEG-I, “Sequel”) entered into a purchase and sale agreement (the “Sequel Agreement” and collectively with the Tracker Agreement, the “Tracker/Sequel Purchase Agreements”), which provided that EEH would acquire (the “Sequel Acquisition” and collectively with the Tracker Acquisition, the “Tracker/Sequel Acquisitions”) certain well-bore interests and related equipment (the “Sequel Assets”).
On July 20, 2021, Earthstone, EEH and the Seller consummated the transactions contemplated in the Tracker Agreement. At the closing of the Tracker Agreement, among other things, EEH acquired the Tracker Assets for aggregate consideration consisting of: (i) $22.5 million in cash, net of preliminary and customary purchase price adjustments that remains subject to final post-closing settlement between EEH and the Seller, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH and Sequel consummated the transactions contemplated in the Sequel Agreement. At the closing of the Sequel Agreement, among other things, EEH acquired the Sequel Assets for aggregate consideration consisting of: (i) $45.3 million in cash, net of preliminary and customary purchase price adjustments that remains subject to final post-closing settlement between EEH and the Seller, and (ii) 1.5 million shares of Class A Common Stock valued at $9.97 per share at the closing of the transaction. The Significant Shareholder, as described below, owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. See Note 12. Related Party Transactions for further discussion.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Tracker/Sequel Acquisitions have been accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (referred to as “ASC 805”). The preliminary allocation of the total purchase price in the Tracker/Sequel Acquisitions is based upon management’s estimates of and assumptions related to the relative fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s oil and natural gas properties. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Total
Consideration:
Shares of Earthstone Class A Common Stock issued	6,200,000
Earthstone Class A Common Stock price as of July 20, 2021	$9.97
Class A Common Stock consideration	61,814
Cash consideration (1)	59,569
Direct transaction costs (2)	1,550
Total consideration transferred	$122,933

Fair value of assets acquired:
Oil and gas properties	$123,533
Amount attributable to assets acquired	$123,533

Fair value of liabilities assumed:
Noncurrent liabilities - ARO	600
Amount attributable to liabilities assumed	$600

(1)Includes customary purchase price adjustments.
(2)Represents $1.6 million of transaction costs associated with the Tracker Acquisition and the Sequel Acquisition that have been capitalized in accordance with ASC 805-50.
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the IRM Acquisition and Tracker/Sequel Acquisitions had been completed as of January 1, 2020. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for IRM, Tracker, Sequel and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$115,331	$79,345	$316,932	$215,504
Income (loss) before taxes	22,647	(2,656)	17,660	49,461
Net income (loss)	22,196	(2,840)	18,003	48,962
Less: Net income (loss) attributable to noncontrolling interest	9,921	(1,182)	7,782	20,372
Net income (loss) attributable to Earthstone Energy, Inc.	12,275	(1,658)	10,222	28,589
Pro forma net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.25	$(0.03)	$0.23	$0.59
Diluted	$0.23	$(0.03)	$0.23	$0.59

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $20.8 million and operating expenses of $9.6 million for the three months ended September 30, 2021 and revenues of $65.1 million and operating expenses of $33.7 million for the period January 7, 2021 to September 30, 2021 related to the IRM Acquisition. During the three and nine

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
months ended September 30, 2021, the Company recorded $0.1 million and $3.9 million, respectively, of legal and professional fees, and employee severance costs related to the IRM Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations.
Additionally, the Company has included in its Condensed Consolidated Statements of Operations, revenues of $16.6 million and operating expenses of $5.6 million for the period July 20, 2021 to September 30, 2021 related to the Tracker/Sequel Acquisitions.
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
Eagle Ford Acquisitions
In May and June 2021, the Company completed acquisitions of working interests in certain assets it operates located in southern Gonzales County, Texas (collectively, the “Eagle Ford Acquisitions”) from four separate sellers. The aggregate purchase price of the Eagle Ford Acquisitions was approximately $48.0 million. One of the four separate sellers was a related party. See Note 12. Related Party Transactions for further discussion. The Eagle Ford Acquisitions have been accounted for as asset acquisitions in accordance with ASC 805. The preliminary allocation of each purchase was based upon management’s estimates of and assumptions related to the relative fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s oil and natural gas properties. These amounts will be finalized no later than one year from the acquisition date.
Foreland Acquisition
On September 30, 2021, Earthstone and EEH, as buyer, and Foreland Investments LP, a Delaware limited partnership (“Foreland”), as seller, entered into a Purchase and Sale Agreement (the “Foreland Purchase Agreement”). Also, on September 30, 2021, Earthstone and EEH, as buyer, and BCC-Foreland LLC, a Delaware limited liability company (“BCC”), as seller, entered into a Purchase and Sale Agreement (the “BCC Purchase Agreement”)(collectively the “Foreland Acquisition”), subject to customary purchase price adjustments with an effective date of July 1, 2021.
A $6.1 million deposit related to the Foreland Acquisition became payable on September 30, 2021. As such, $6.1 million was recorded in both Other noncurrent assets and Accrued expenses in the Condensed Consolidated Balance Sheet as of September 30, 2021.
On November 2, 2021, the Foreland Acquisition was consummated. Among other things, EEH acquired interests in oil and gas leases and related property located in Irion County and Crockett County, Texas, including certain well-bore interests and related equipment held under a joint development agreement, for a collective purchase price of $49.2 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Foreland or BCC, as applicable, and 2,611,111 shares of Class A Common Stock valued at $10.77 per share at the closing of the transaction.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
the three and nine months ended September 30, 2021, depletion expense for oil and gas producing property and related equipment was $26.9 million and $77.0 million, respectively. For the three and nine months ended September 30, 2020, depletion expense for oil and gas producing property and related equipment was $28.4 million and $75.7 million, respectively.
Our accrual basis capital expenditures for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Drilling and completions	$42,179	$74,346
Leasehold costs	1,990	2,444
Total capital expenditures	$44,169	$76,790

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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three and nine months ended September 30, 2021.
During the three months ended September 30, 2020, the Company recorded non-cash impairment charges of $2.1 million to its oil and natural gas properties due to acreage expirations. During the nine months ended September 30, 2020, as a result of the decline in crude oil price futures at the time, the Company recorded the following non-cash impairment charges:

(In thousands)	Eagle Ford Trend	Midland Basin	Corporate	Total
Proved properties	$25,252	$—	$—	$25,252
Unproved properties	11,311	—	—	11,311
Acreage expirations (1)	450	7,915	—	8,365
Goodwill	—	—	17,620	17,620
	$37,013	$7,915	$17,620	$62,548
(1)Impairments in unproved properties resulting from acreage deemed expired (not planned to be renewed).
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 represents the portion of net income (loss) attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2021:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2020	30,343,421	46.4%	35,009,371	53.6%	65,352,792
EEH Units issued in connection with the IRM Acquisition	12,719,594		—		12,719,594
EEH Units issued in connection with the Tracker/Sequel Acquisitions	6,200,000		—		6,200,000
EEH Units and Class B Common Stock converted to Class A Common Stock	655,376		(655,376)		—
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	773,666		—		773,666
As of September 30, 2021	50,692,057	59.6%	34,353,995	40.4%	85,046,052

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
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to Earthstone Energy, Inc.	$10,418	$(5,445)	$(4,286)	$(5,076)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.21	$(0.18)	$(0.09)	$(0.17)
Diluted	$0.20	$(0.18)	$(0.09)	$(0.17)

Weighted average common shares outstanding
Basic	49,243,185	30,073,635	45,406,952	29,810,705
Add potentially dilutive securities:
Unvested restricted stock units (1)	525,475	—	—	—
Unvested performance units (1)	2,894,282	—	—	—
Diluted weighted average common shares outstanding	52,662,942	30,073,635	45,406,952	29,810,705

(1)For the three months ended September 30, 2021, the 1,099,800 performance units granted on January 27, 2021 were excluded due to an assumed settlement in cash and the liability treatment described in Note 9. Stock-Based Compensation. For the nine months ended September 30, 2021, there was no dilutive effect related to unvested restricted stock units or performance units due to the loss for the period. For the three and nine months ended September 30, 2020, there was no dilutive effect related to unvested restricted stock units or performance units due to the loss for the period.
The Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $8.4 million for the three months ended September 30, 2021 and net loss attributable to noncontrolling interest of $3.3 million for the nine months

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended September 30, 2021 would be added back to Net income (loss) attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $6.4 million for the three months ended September 30, 2020 and net income attributable to noncontrolling interest of $6.0 million for the nine months ended September 30, 2020 would be added back to Net (loss) income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net (loss) income per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At September 30, 2021 and December 31, 2020, there were 50,692,057 and 30,343,421 shares of Class A Common Stock issued and outstanding, respectively. In connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximately $76.6 million on that date. Additionally, in connection with the Tracker/Sequel Acquisitions, on July 20, 2021, Earthstone issued 6,200,000 shares of Class A Common Stock valued at approximately $61.8 million on that date.
During the three and nine months ended September 30, 2021, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone 220,219 and 1,162,879 shares, respectively, of Class A Common Stock, of which 65,106 and 389,213 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation.
During the three and nine months ended September 30, 2020, as a result of the vesting and settlement of restricted stock units under the 2014 Plan, Earthstone issued 195,344 and 726,082 shares, respectively, of Class A Common Stock, of which 54,268 and 187,773 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. Additionally, as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.
Class B Common Stock
At September 30, 2021 and December 31, 2020, there were 34,353,995 and 35,009,371 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and nine months ended September 30, 2021, 43,882 and 655,376 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and nine months ended September 30, 2020, 49,316 and 251,309 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of September 30, 2021, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below summarizes RSU award activity for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2020	1,050,908	$5.55
Granted	553,100	$5.38
Forfeited	(15,333)	$5.13
Vested	(707,879)	$5.75
Unvested RSUs at September 30, 2021	880,796	$5.30

As of September 30, 2021, there was $4.6 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.87 years.
For the three and nine months ended September 30, 2021, Stock-based compensation related to RSUs was $1.2 million and $3.9 million, respectively. For the three and nine months ended September 30, 2020, Stock-based compensation related to RSUs was $1.2 million and $4.2 million, respectively.
Performance Units
The table below summarizes PSU activity for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2020	1,879,425	$7.65
Granted	1,099,800	$10.85
Vested	(227,500)	$13.75
Unvested PSUs at September 30, 2021	2,751,725	$8.42

On January 27, 2021, the Board of Directors of Earthstone (the “Board”) granted 1,099,800 PSUs (the “2021 PSUs”) to certain officers pursuant to the 2014 Plan (the “2021 Grant”). The 2021 PSUs are payable in cash or shares of Class A Common Stock upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 (the “Performance Period”) of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. All previous PSU grants will be settled in shares and are classified as equity awards.
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
The Company accounts for these awards as market-based awards which are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2021 PSUs, assuming a risk-free rate of 0.3% and volatility of 86.0%, the Company calculated the weighted average grant date fair value per PSU to be $10.85. Based on the fair value of the 2021 PSUs, the Company recorded stock-based compensation expense of $0.7 million and $3.7 million during the three and nine months ended September 30, 2021, respectively. A corresponding liability of $3.7 million related to the 2021 PSUs is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2021.
On February 28, 2018, the Board granted 252,500 PSUs to certain named executive officers pursuant to the 2014 Plan. The PSUs were payable in shares of Class A Common Stock based upon the achievement by the Company over a period commencing on February 28, 2018 and ending on February 28, 2021 of performance criteria established by the Board. On March 18, 2021, the Company settled the remaining 227,500 PSUs, net of forfeitures, based on the achievement of the 200% target, resulting in the issuance of 455,000 shares of Class A Common Stock.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of September 30, 2021, there was $15.3 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 1.05 years.
For the three and nine months ended September 30, 2021, Stock-based compensation related to all PSUs was approximately $1.7 million and $6.7 million, respectively. For the three and nine months ended September 30, 2020, Stock-based compensation related to all PSUs was approximately $1.2 million and $3.5 million, respectively.
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
On September 17, 2021, Earthstone, EEH, as Borrower, Wells Fargo as Administrative Agent and Issuing Bank, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment increased the borrowing base from $550 million to $650 million in connection with its regularly scheduled semi-annual redetermination, added provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate, made certain changes to the lenders under the Credit Agreement, and made certain other administrative changes to the Credit Agreement.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around May 1, 2022. Subsequent redeterminations are expected to occur on or about each November 1st and May 1st thereafter. The amounts borrowed under the Credit Facility bear annual interest rates at either (a) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus 2.50% to 3.75% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted LIBO Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.50% to 2.75%, depending on the amount borrowed under the Credit Facility. Principal amounts outstanding under the Credit Facility are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Facility, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Facility include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Facility, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
In addition, the Credit Facility requires EEH to maintain the following financial covenants: a current ratio, (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
of the fiscal quarter to (ii) EBITDAX for the applicable period, which was calculated as EBITDAX for the four consecutive fiscal quarters ending on such date. The term “EBITDAX” means, for any period, the sum of consolidated net income (loss) for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income (loss) in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income (loss) in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income (loss), the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.
The Credit Facility contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2021, EEH was in compliance with the covenants under the Credit Facility.
As of September 30, 2021, $278.3 million of borrowings were outstanding, bearing annual interest of 3.153%, resulting in an additional $371.7 million of borrowing base availability under the Credit Facility. At December 31, 2020, there were $115.0 million of borrowings outstanding under the Credit Facility.
For the nine months ended September 30, 2021, under the Credit Facility, the Company had borrowings of $503.7 million and $340.5 million in repayments of borrowings.
For the three and nine months ended September 30, 2021, interest on borrowings under the Credit Facility averaged 3.66% and 3.47% per annum, respectively, which excluded commitment fees of $0.2 million and $0.6 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2020, interest on borrowings under the Credit Facility averaged 2.48% and 2.89% per annum, respectively, which excluded commitment fees of $0.2 million and $0.5 million, respectively, and amortization of deferred financing costs of $0.1 million and $0.2 million, respectively.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021, the Company capitalized $1.0 million and $2.8 million, respectively, of costs associated with the Credit Facility. No costs associated with the Credit Facility were capitalized during the three and nine months ended September 30, 2020.
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
The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, (in thousands):

2021
Beginning asset retirement obligations	$3,027
Liabilities incurred	103
Liabilities settled	(103)
Acquisitions	11,466
Accretion expense	916
Divestitures	(41)
Revision of estimates	140
Ending asset retirement obligations	$15,508

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Earthstone has two significant shareholders that consist of various investment funds managed by each of the two private equity firms who may manage other investments in entities with which the Company interacts in the normal course of business. On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in an arm’s length transaction to a portfolio company of one of the aforementioned shareholder (not under common control) (the “Significant Shareholder”) for cash consideration of approximately $0.4 million.
In connection with the Olenik v. Lodzinski et al. lawsuit described below in Note 13. Commitments and Contingencies, the Significant Shareholder was also named in the lawsuit. As a result of a settlement agreement relating to the lawsuit, the Company agreed with its insurance carrier regarding an allocation of defense costs and settlement contributions above its deductible for all the parties named in the lawsuit. In connection with the Court approved settlement, the Significant Shareholder was billed approximately $1.1 million in fiscal 2020 and all amounts have been received.
As discussed in Note 4. Acquisitions, on March 31, 2021, the Company entered into the Tracker/Sequel Purchase Agreements. The Tracker/Sequel Acquisitions were consummated on July 20, 2021, whereby the Company acquired the Tracker Assets for a purchase price of $22.5 million in cash and 4.7 million shares of Earthstone’s Class A Common Stock. The Significant Shareholder owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. A majority of the non-affiliated stockholders of Earthstone approved the issuance of 6.2 million shares of Class A Common Stock in connection with the closing of the Tracker/Sequel Purchase Agreements at Earthstone’s Annual Meeting of Stockholders held on July 20, 2021.
As discussed in Note 4. Acquisitions, during the second quarter of 2021, the Company completed the Eagle Ford Acquisitions for a purchase price of approximately $48.0 million in cash. The Significant Shareholder controlled one of the four sellers. After participating in a competitive sales process, the Company acquired the aforementioned assets for $8.2 million in cash from that related party entity.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Olenik v. Lodzinski et al.: On June 2, 2017, a purported shareholder class and derivative action in the Delaware Court of Chancery was filed against Earthstone’s Chief Executive Officer, along with other members of the Board, EnCap Investments L.P. (“EnCap”), Bold Energy Holdings, LLC (“Bold Holdings”), and Bold Energy III LLC (“Bold”) and Oak Valley Resources, LLC. The complaint alleged that Earthstone’s directors breached their fiduciary duties in connection with the contribution agreement dated as of November 7, 2016 and as amended on March 21, 2017 (the “Bold Contribution Agreement”), by and among Earthstone, EEH, Lynden US, Lynden USA Operating, LLC, Bold Holdings and Bold. The Plaintiff asserted that the directors negotiated the business combination pursuant to the Bold Contribution Agreement (the “Bold Transaction”) to the detriment of the Earthstone stockholders who were not affiliated with EnCap or Earthstone management, did not follow an adequate process in negotiating and approving the Bold Transaction and made materially misleading or incomplete proxy disclosures in connection with the Bold Transaction. On July 20, 2018, the Delaware Court of Chancery granted the defendants’ motion to dismiss and entered an order dismissing the action in its entirety with prejudice. The Plaintiff filed an appeal with the Delaware Supreme Court. On April 5, 2019, the Delaware Supreme Court affirmed the Delaware Court of Chancery’s dismissal of the proxy disclosure claims but reversed the Delaware Court of Chancery’s dismissal of the other claims, holding that the allegations with respect to those claims were sufficient for pleading purposes. After engaging in extensive pre-trial discovery, the parties entered into a settlement agreement that was approved by the Delaware Court of Chancery on March 31, 2021. The principal terms of the settlement agreement are: (i) a $3.5 million all-in cash settlement payment (the “Fund”) to be funded by defendants and/or their insurers into an escrow account, (ii) a bi-lateral complete and full release of all claims against defendants and plaintiffs, and (iii) 55% of the Fund (the derivative payment) be paid to Earthstone to be used as determined by management, 45% of the Fund (the class payment) be paid to members of the class or current stockholders of Earthstone. Earthstone paid the $3.5 million settlement in April 2021 and the insurance carriers reimbursed their agreed upon allocation of the settlement totaling $2.8 million. In addition, Earthstone has received $1.3 million from the derivative portion of the settlement, which was included as a reduction of Transaction costs in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Environmental and Regulatory
As of September 30, 2021, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
As of September 30, 2021 and December 31, 2020, a current liability of $0.6 million and $0.6 million, respectively, is included in Other current liabilities in the Condensed Consolidated Balance Sheets. The amounts represent current Texas Margin Tax payable.
During the nine months ended September 30, 2021, the Company recorded income tax benefit of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.1 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $0.8 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.8 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2021.
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
Recent Developments
Foreland Acquisition
On September 30, 2021, Earthstone Energy, Inc. (“Earthstone”), Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“EEH”), as buyer, and Foreland Investments LP, a Delaware limited partnership (“Foreland”), as seller, entered into a Purchase and Sale Agreement (the “Foreland Purchase Agreement”). Also, on September 30, 2021, Earthstone and EEH, as buyer, and BCC-Foreland LLC, a Delaware limited liability company (“BCC”), as seller, entered into a Purchase and Sale Agreement (the “BCC Purchase Agreement”).
On November 2, 2021, Earthstone, EEH and Foreland consummated the transactions contemplated by the Foreland Purchase Agreement, whereby EEH acquired (the “Foreland Acquisition”) interests in oil and gas leases and related property of Foreland located in Irion County and Crockett County, Texas, for a purchase price (the “Foreland Purchase Price”) of: (i) $23.5 million in cash, net of preliminary and customary purchase price adjustments that remains subject to final post-closing settlement between EEH and Foreland, and (ii) 2,611,111 shares (the “Foreland Shares”) of Class A common stock of Earthstone (the “Class A Common Stock”) valued at $10.77 per share at the closing of the transaction. The cash portion of the Foreland Purchase Price is subject to customary purchase price adjustments with an effective date of July 1, 2021.
On November 2, 2021, Earthstone, EEH and BCC consummated the transactions contemplated by the BCC Purchase Agreement, whereby EEH acquired (the “BCC Acquisition” and with the Foreland Acquisition, the “Foreland-BCC Acquisition”) certain well-bore interests and related equipment held by BCC that are part of a joint development agreement between Foreland, Foreland Operating, LLC, and BCC involving portions of the acreage covered by the Foreland Purchase Agreement for a purchase price (the “BCC Purchase Price”) of $25.7 million in cash, net of preliminary and customary purchase price adjustments that remains subject to final post-closing settlement between EEH and BCC, with an effective date of July 1, 2021.
In connection with the closing of the Foreland Purchase Agreement, Earthstone entered into a customary registration rights agreement with Foreland and their equity holders containing provisions under which Earthstone will, among other things, file a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) providing for the registration of the Foreland Shares and cooperate in certain as yet undetermined underwritten offerings thereof.
In connection with the closing of the Foreland Purchase Agreement, Earthstone entered into a customary lock-up agreement with Foreland and its equity holders providing that such holders will not transfer a portion of the Foreland Shares for 60 days after the closing of the Foreland Acquisition (25% of the Foreland Shares), a portion of the Foreland Shares for 90 days after the closing of the Foreland Acquisition (25% of the Foreland Shares), and a portion of the Foreland Shares for 120 days after the closing of the Foreland Acquisition (50% of the Foreland Shares).
Fourth Amendment to Credit Agreement
On September 17, 2021, Earthstone and EEH (collectively the “Borrower”), Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Issuing Bank, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Fourth Amendment”) to the Credit Agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Fourth Amendment increased the borrowing base from $550 million to $650 million, added provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate, made certain changes to the lenders under the Credit Agreement, and made certain other administrative changes to the Credit Agreement.
IRM Acquisition
On January 7, 2021, Earthstone and EEH (collectively with Earthstone, the “Buyer”), Independence Resources Holdings, LLC (“Independence”), and Independence Resources Manager, LLC (“Independence Manager” and collectively with Independence, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated December 17, 2020 (the “IRM Purchase Agreement”) that was previously reported in our Current Report on Form 8-K filed with the SEC on December 22, 2020. The Seller was unaffiliated with the Company. At the closing of the IRM Purchase Agreement, EEH acquired (the “IRM Acquisition”) all of the issued and outstanding limited liability company interests in certain wholly owned subsidiaries of Independence and Independence Manager for aggregate consideration consisting of: (i) cash of approximately $140.4 million (the “Cash Consideration”) and (ii) 12,719,594 shares of Class A Common Stock (such shares, the “Acquisition Shares,” and such issuance, the “Stock Issuance”). As a result of the Stock Issuance, Earthstone is no longer considered a controlled company within the meaning of the listing standards of the NYSE.
In order to fund the cash consideration for the IRM Acquisition, on December 17, 2020, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the guarantors party thereto, and the lenders party thereto (the “Lenders”) entered into an amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment was effective upon the closing of the IRM Acquisition. Among other things, the Second Amendment (i) joined certain financial institutions as additional lenders, increased the borrowing base from $240.0 million to $360.0 million, (ii) increased the interest rate on outstanding borrowings; and (iii) adjusted some of the financial covenants.
Eagle Ford Acquisitions
During the second quarter of 2021, we acquired working interests in certain assets we operate in southern Gonzales County, Texas (the “Eagle Ford Acquisitions”) from four separate sellers for approximately $48.0 million in cash. We funded the Eagle Ford Acquisitions with cash on hand and borrowings under our senior secured revolving credit facility. The effective date of the Eagle Ford Acquisitions was April 1, 2021. One of the four sellers is a related party entity. See further discussion in Note 4. Acquisitions and Note 12. Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.
Tracker/Sequel Acquisitions
On July 20, 2021, Earthstone, EEH, Tracker Resource Development III, LLC (“Tracker”), and TRD III Royalty Holdings (TX), LP (“RoyaltyCo” and collectively with Tracker, the “Seller”) consummated the transactions contemplated in the Purchase and Sale Agreement dated March 31, 2021 by and among Earthstone, EEH and Seller (the “Tracker Agreement”) that was previously reported on Form 8-K filed on April 5, 2021. At the closing of the Tracker Agreement, EEH acquired (the “Tracker Acquisition”) interests in oil and gas leases and related property of Tracker located in Irion County, Texas (the “Tracker Assets”) for aggregate consideration consisting of: (i) $22.5 million in cash, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH, SEG-TRD LLC (“SEG-I”), and SEG-TRD II LLC (“SEG-II” and collectively with SEG-I, “Sequel”), consummated the transactions contemplated in the Purchase and Sale Agreement dated March 31, 2021 by and among Earthstone, EEH and Sequel that was previously reported on Form 8-K filed on April 5, 2021. At the closing of the Sequel Agreement, EEH acquired certain well-bore interests and related equipment held by Sequel that were part of a joint development agreement between Tracker and Sequel involving portions of the acreage covered by the Tracker Agreement for aggregate consideration consisting of: (i) $45.3 million in cash, and (ii) 1.5 million shares of Class A Common Stock. See further discussion in Note 4. Acquisitions and Note 12. Related Party Transactions in the Notes to Unaudited Condensed Consolidated Financial Statements.
Cash consideration for the Tracker/Sequel Acquisitions was funded by borrowings under our senior secured revolving credit facility whose borrowing base was increased from $475 million to $550 million on July 20, 2021.
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
Commodity Market Impacts and Response
During the course of 2020, commodity prices declined significantly, negatively impacting producers of oil, natural gas and NGLs. We significantly curtailed our capital expenditures in response and, in the spring of 2020, voluntarily curtailed up to 60% of total net production. In June 2020, we returned to operating at full production capacity as oil prices began to recover. Additionally, based on recovered commodity price levels in late 2020, we resumed our operated well completions activities in the fourth quarter of 2020 and commenced a drilling program late in the first quarter of 2021. As commodity prices have continued to increase in 2021, we have enhanced our drilling program in the third quarter of 2021 to include a second drilling rig.
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices. If oil prices decline due to a resurgence of COVID-19, we believe we can continue to operate and produce our properties at a minimum in a cash flow neutral position for the next 12 months. A significant driver in the future may be the financial institutions’ view on commodity prices with respect to borrowing base redeterminations. If a resurgence of COVID-19 triggers additional volatility in our business or global economies, our borrowing base, recently increased to $650 million in September 2021, could be reduced. Significant reductions in the borrowing base under our Credit Agreement could create a borrowing base deficiency depending on our loans then outstanding which may lead to a default. We believe global, as well as national, mitigation efforts currently being implemented to fight COVID-19 have had, and may continue to have, a material impact on commodity prices and may continue to present significant challenges to our industry.
The effects of COVID-19, including a substantial decrease in economic activity, have contributed to significant credit, debt and equity market volatility. Similar to other producers in our business, we experienced volatility in the price of our Class A Common Stock.
Consolidation Focus
We believe that the current industry environment will move to more consolidations; however, execution may be hampered by producers with high debt levels. We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the COVID-19 induced volatility in oil price. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities which could provide us the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage that would allow for longer horizontal laterals that would provide for higher economic returns. In short, we believe we are well qualified to continue to be a consolidator which could increase the scale of our operations and add value to our shareholders.
Areas of Operation
Our primary focus is concentrated in the Midland Basin of west Texas, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
During the first quarter of 2021, we completed and turned to sales five gross (3.7 net) wells on the Hamman 30 pad in Upton County and commenced drilling three gross (2.1 net) wells on the Hamman 45 pad in Midland County. During the second quarter, we completed the wells on the Hamman 45 pad in Midland County and drilled four gross (3.8 net) wells on the Pearl Jam pad on the recently acquired IRM Spanish Pearl project. During the third quarter, we completed the wells on the four-well Pearl Jam pad and moved the rig to western Reagan County where we drilled four gross (3.5 net) wells on the Hartgrove West pad before moving to Upton County to drill five gross (5.0 net) wells on the Nickel Saloon pad. Completions are currently underway on the four-well Hartgrove West pad and we expect to have these wells online in November. Additionally, we expect to be in the process of completing the five-well Nickel Saloon pad around year-end and expect those wells to be online early in the first quarter of 2022.
We have operated one drilling rig in the Midland Basin since the first quarter of 2021 and added a second drilling rig in the third quarter. Currently both rigs are drilling in Upton County, Texas. One rig is on our Nickel Saloon five-well pad where we have 100% working interest and will average approximately 10,000-foot laterals. The other rig is on our Benedum six-well pad where we hold 100% working interest and will average 7,500-foot laterals. We expect to spud one additional pad before year-end with one of these rigs which will bring our operated program spudding to 29 gross (25.4 net) wells for the year. We expect to bring our final pad online near year-end which will be three gross (2.3 net) wells from our Hamman 30 pad in Upton County bringing our total completed wells brought online for the year to 19 gross (15.4 net).
Despite the commodity price volatility, we continue to seek acreage trades and acquisition opportunities in the Midland Basin which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021.

Results of Operations
Three Months Ended September 30, 2021, compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	Change
Sales volumes:
Oil (MBbl)	1,055	839	26%
Natural gas (MMcf)	4,119	2,010	105%
Natural gas liquids (MBbl)	636	386	65%
Barrels of oil equivalent (MBoe)	2,377	1,560	52%
Average Daily Production (Boepd)	25,836	16,959	52%

Average prices:
Oil (per Bbl)	$70.20	$39.50	78%
Natural gas (per Mcf)	$3.49	$1.31	166%
Natural gas liquids (per Bbl)	$34.56	$13.60	154%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$52.94	$49.34	7%
Natural gas ($/Mcf)	$2.85	$1.45	97%
Natural gas liquids ($/Bbl)	$34.56	$13.60	154%

(In thousands)
Oil revenues	$74,051	$33,158	123%
Natural gas revenues	$14,368	$2,642	444%
Natural gas liquids revenues	$21,965	$5,247	319%

Lease operating expense	$12,983	$7,044	84%
Production and ad valorem taxes	$7,225	$2,696	168%
Depreciation, depletion and amortization	$27,059	$28,538	(5)%

General and administrative expense (excluding stock-based compensation)	$4,770	$3,393	41%
Stock-based compensation	$2,880	$2,403	20%
General and administrative expense	$7,650	$5,796	32%

Transaction costs	$293	$(705)	NM
Interest expense, net	$(3,050)	$(1,186)	157%

Unrealized loss on derivative contracts	$(12,244)	$(14,543)	(16)%
Realized (loss) gain on derivative contracts	$(20,884)	$8,503	(346)%
Loss on derivative contracts, net	$(33,128)	$(6,040)	448%

Income tax expense	$(451)	$(130)	247%
NM – Not Meaningful

Results of Operations Highlights
The IRM Acquisition, the Eagle Ford Acquisitions and the Tracker/Sequel Acquisitions (collectively, the “Acquisitions”) have had a significant and pervasive impact on our results of operations when compared to the prior year corresponding periods and, as it relates to the nine months ended September 30, 2020, diminished operating results due to voluntary production shut-ins resulting from low commodity prices. In addition, commodity prices have improved compared to the prior corresponding periods further impacting our results of operations. Below is a detailed discussion further highlighting the impact of our recent acquisitions.
Oil revenues
For the three months ended September 30, 2021, oil revenues increased by $40.9 million or 123% relative to the comparable period in 2020. Of the increase, $25.8 million was attributable to an increase in our realized price and $15.1 million was attributable to an increase in sales volume. Our average realized price per Bbl increased from $39.50 for the three months ended September 30, 2020 to $70.20 or 78% for the three months ended September 30, 2021. Additionally, we had a net increase in the volume of oil sold of 216 MBbls or 26%, which included an increase of 397 MBbls related to the wells acquired in the Acquisitions, offset by a decrease of 181 MBbls in our other wells primarily resulting from natural declines, partially offset by new wells coming online related to our 2021 drilling program.
Natural gas revenues
For the three months ended September 30, 2021, natural gas revenues increased by $11.7 million or 444% relative to the comparable period in 2020. Of the increase, $7.3 million was due to increased sales volume and $4.4 million was attributable to an increase in realized price. Our average realized price per Mcf increased 166% from $1.31 for the three months ended September 30, 2020 to $3.49 for the three months ended September 30, 2021. The total volume of natural gas produced and sold increased 2,108 MMcf or 105% which included an increase of 1,852 MMcf related to the wells acquired in the Acquisitions and an increase of 256 MMcf in our other wells primarily resulting from a higher mix of natural gas from existing wells and new wells coming online related to our 2021 drilling program.
Natural gas liquids revenues
For the three months ended September 30, 2021, natural gas liquids revenues increased by $16.7 million or 319% relative to the comparable period in 2020. Of the increase, $8.1 million was attributable to an increase in our realized price and $8.6 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 250 MBbls or 65%, which included an increase of 263 MMcf related to the wells acquired in the Acquisitions, offset by a decrease of 13 MBbls in our other wells primarily resulting from natural declines, partially offset by new wells coming online related to our 2021 drilling program.
Lease operating expense (“LOE”)
LOE increased by $5.9 million or 84% for the three months ended September 30, 2021 relative to the comparable period in 2020, due to a $5.7 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $0.2 million increase primarily resulting from workovers.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended September 30, 2021 increased by $4.5 million or 168% relative to the comparable period in 2020 due to a $3.0 million increase resulting from the properties acquired in the Acquisitions and a $1.5 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended September 30, 2021 decreased by $1.5 million, or 5% relative to the comparable period in 2020, primarily due to a $7.6 million increase in DD&A related to the assets acquired in the Acquisitions, offset by a $9.1 million decrease in DD&A related to our other wells primarily resulting from additional volumes added to the depletable base of our properties resulting from the impact of improved commodity prices on our estimated proved reserves.
General and administrative expense (“G&A”)
G&A for the three months ended September 30, 2021 increased by $1.9 million, or 32% relative to the comparable period in 2020, primarily due to an increase of $0.5 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, an increase of $0.7 million resulting from the reinstatement of certain cash-based compensation expenses which were suspended in the prior year period and an increase of $0.2 million related to professional fees and lower administrative overhead reimbursements.
Transaction costs
For the three months ended September 30, 2021, there were no material transaction costs. For the three months ended September 30, 2020, transaction costs were a benefit resulting from reimbursements associated with the anticipated settlement of the Olenik litigation.
Interest expense, net
Interest expense increased from $1.2 million for the three months ended September 30, 2020 to $3.1 million for the three months ended September 30, 2021, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended September 30, 2021, we recorded a net loss on derivative contracts of $33.1 million, consisting of unrealized mark-to-market losses of $12.2 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $20.8 million and net realized losses on our interest rate swap of $0.1 million. For the three months ended September 30, 2020, we recorded a net loss on derivative contracts of $6.0 million, consisting of unrealized mark-to-market losses of $14.6 million related to our commodity hedges and unrealized gains of $0.1 million related to our interest rate swap, partially offset by net realized gains on settlements of our commodity hedges of $8.5 million.
Income tax expense
For the three months ended September 30, 2021, we recorded income tax expense of approximately $0.5 million which included (1) a deferred income tax expense for one of our subsidiaries, Lynden USA Inc. (“Lynden US”), of $0.3 million as a result of its share of the distributable loss from EEH, (2) no net income tax expense for Earthstone as the $1.8 million income tax expense resulting from its share of the distributable income from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) a current income tax expense of $0.2 million related to the Texas Margin Tax. One of our subsidiaries, Lynden Energy Corp. (“Lynden Corp”), incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2021.
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

Nine Months Ended September 30, 2021, compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	Change
Sales volumes:
Oil (MBbl)	3,195	2,520	27%
Natural gas (MMcf)	9,490	5,031	89%
Natural gas liquids (MBbl)	1,497	870	72%
Barrels of oil equivalent (MBoe)	6,273	4,229	48%
Average Daily Production (Boepd)	22,978	15,433	49%

Average prices:
Oil (per Bbl)	$64.42	$36.92	74%
Natural gas (per Mcf)	$2.84	$0.96	196%
Natural gas liquids (per Bbl)	$28.69	$11.46	150%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$51.01	$55.14	(7)%
Natural gas ($/Mcf)	$2.49	$1.31	90%
Natural gas liquids ($/Bbl)	$28.69	$11.46	150%

(In thousands)
Oil revenues	$205,788	$93,017	121%
Natural gas revenues	$26,910	$4,855	454%
Natural gas liquids revenues	$42,929	$9,976	330%

Lease operating expense	$35,579	$21,971	62%
Production and ad valorem taxes	$17,428	$7,198	142%
Impairment expense	$—	$62,548	NM
Depreciation, depletion and amortization	$77,493	$76,096	2%

General and administrative expense (excluding stock-based compensation)	$14,579	$11,950	22%
Stock-based compensation	$10,621	$7,665	39%
General and administrative expense	$25,200	$19,615	28%

Transaction costs	$2,906	$(324)	NM
Interest expense, net	$(7,668)	$(4,207)	82%

Unrealized (loss) gain on derivative contracts	$(71,255)	$25,466	(380)%
Realized (loss) gain on derivative contracts	$(46,311)	$47,599	(197)%
(Loss) gain on derivative contracts, net	$(117,566)	$73,065	(261)%

Income tax benefit (expense)	$343	$(112)	NM
NM – Not Meaningful

Oil revenues
For the nine months ended September 30, 2021, oil revenues increased by $112.8 million or 121% relative to the comparable period in 2020. Of the increase, $69.3 million was attributable to an increase in our realized price and $43.5 million was attributable to an increase in volume. Our average realized price per Bbl increased from $36.92 for the nine months ended September 30, 2020 to $64.42 or 74% for the nine months ended September 30, 2021. Additionally, we had a net increase in the volume of oil sold of 675 MBbls or 27%, which included an increase of 1,029 MBbls related to the wells acquired in the Acquisitions, offset by a decrease of 354 MBbls in our other wells primarily resulting from natural declines, partially offset by new wells coming online related to our 2021 drilling program.
Natural gas revenues
For the nine months ended September 30, 2021, natural gas revenues increased by $22.1 million or 454% relative to the comparable period in 2020. Of the increase, $12.6 million was due to increased sales volume and $9.4 million was attributable to an increase in realized price. Our average realized price per Mcf increased 196% from $0.96 for the nine months ended September 30, 2020 to $2.84 for the nine months ended September 30, 2021. The total volume of natural gas produced and sold increased 4,459 MMcf or 89% which included an increase of 3,022 MMcf related to the wells acquired in the Acquisitions and an increase of 1,437 MMcf in our other wells primarily resulting from a higher mix of natural gas in the wells brought on in the current year, as well as prior year period volumes being impacted by voluntary production shut-ins.
Natural gas liquids revenues
For the nine months ended September 30, 2021, natural gas liquids revenues increased by $33.0 million or 330% relative to the comparable period in 2020. Of the increase, $15.0 million was attributable to an increase in our realized price and $18.0 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 626 MBbls or 72%, which included an increase of 477 MMcf related to the wells acquired in the Acquisitions and an increase of 149 MBbls in our other wells primarily resulting from new wells coming online related to our 2021 drilling program, as well as prior year period volumes being impacted by voluntary production shut-ins.
Lease operating expense (“LOE”)
LOE increased by $13.6 million or 62% for the nine months ended September 30, 2021 relative to the comparable period in 2020, due to a $12.5 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $1.1 million increase resulting from higher production volumes from new wells coming online related to our 2021 drilling program, as well as prior year period volumes being impacted by voluntary production shut-ins.
Production and ad valorem taxes
Production and ad valorem taxes for the nine months ended September 30, 2021 increased by $10.2 million or 142% relative to the comparable period in 2020 due to a $5.9 million increase resulting from the properties acquired in the Acquisitions and a $4.3 million increase related to our other wells resulting from improved commodity prices, as well as prior year period volumes being impacted by voluntary production shut-ins.
Impairment expense
During the prior year period, we recorded non-cash impairments totaling $62.5 million, which consisted of $25.3 million to proved oil and natural gas properties, $19.7 million to unproved oil and natural gas properties and $17.6 million to goodwill. No such impairments were recorded during the nine months ended September 30, 2021.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the nine months ended September 30, 2021 increased by $1.4 million, or 2% relative to the comparable period in 2020 primarily due to a $19.2 million increase in DD&A related to the assets acquired in the Acquisitions, offset by a $17.8 million decrease in DD&A related to our other wells primarily resulting from lower prior year period volumes due to the impact of voluntary production shut-ins, as well as additional volumes added to the depletable base of our properties resulting from the impact of improved commodity prices on our estimated proved reserves.
General and administrative expense (“G&A”)
G&A for the nine months ended September 30, 2021 increased by $5.6 million, or 28% relative to the comparable period in 2020, primarily due to an increase of $3.0 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, an increase of $2.1 million resulting from the reinstatement of certain cash-based compensation expenses which were suspended in the prior year period and an increase of $0.5 million related to professional fees and lower administrative overhead reimbursements.
Transaction costs
For the nine months ended September 30, 2021, transaction costs increased by $3.2 million primarily due to a $3.9 million increase in legal and professional fees, and severance costs primarily associated with the Acquisitions, partially offset by a decrease of $1.2 million primarily due to reimbursements received related to the Olenik litigation.
Interest expense, net
Interest expense increased from $4.2 million for the nine months ended September 30, 2020 to $7.7 million for the nine months ended September 30, 2021, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
(Loss) gain on derivative contracts, net
For the nine months ended September 30, 2021, we recorded a net loss on derivative contracts of $117.6 million, consisting of unrealized mark-to-market losses of $71.9 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.6 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $46.1 million and net realized losses on our interest rate swap of $0.2 million. For the nine months ended September 30, 2020, we recorded a net gain on derivative contracts of $73.1 million, consisting of unrealized mark-to-market gains of $25.9 million related to our commodity hedges, unrealized mark-to-market losses of $0.4 million related to our interest rate swap and net realized gains on settlements of our commodity hedges of $47.6 million.
Income tax benefit (expense)
For the nine months ended September 30, 2021, we recorded income tax benefit of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.1 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $0.8 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) a deferred income tax benefit of $0.8 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2021.
For the nine months ended September 30, 2020, we recorded income tax expense of approximately $0.1 million which included (1) no income tax expense for Lynden US as a result of its share of the distributable income from EEH, (2) a deferred income tax benefit for Earthstone of $0.8 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset which was previously recorded as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax expense of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2020.
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells in the Midland Basin, generally consisting of 7,500 to 12,000-foot lateral lengths, is capital intensive. As of September 30, 2021, we had $0.4 million in cash and $278.3 million of long-term debt outstanding under our Credit Agreement with a borrowing base of $650.0 million. With the $371.7 million of undrawn borrowing base capacity and $0.4 million in cash, we had total liquidity of approximately $372.2 million.
With improvement in oil prices during 2021, we resumed drilling operations with the deployment of a drilling rig in the first quarter of 2021 while adding a second drilling rig in August. We expect to spend $130-$140 million based on our current 2021 drilling plan. We believe we will have sufficient liquidity with cash flows from operations and available borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $105.0 million as of September 30, 2021, compared to a working capital deficit of $20.8 million as of December 31, 2020, representing an increase in the deficit of $84.3 million. Of the $84.3 million increase in the working capital deficit $73.9 million resulted from a decrease in the net fair value of our derivative contracts expected to settle in the 12 months subsequent to September 30, 2021 resulting from increased oil price futures as of September 30, 2021. The remaining decrease of $10.4 million primarily resulted from increased drilling in the current year. The components of working capital are presented below:

	September 30,	December 31,
(In thousands)	2021	2020
Current assets:
Cash	$441	$1,494
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	45,076	16,255
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2021 and December 31, 2020, respectively	3,058	7,966
Derivative asset	17	7,509
Prepaid expenses and other current assets	1,565	1,509
Total current assets	50,157	34,733

Current liabilities:
Accounts payable	$33,602	$6,232
Revenues and royalties payable	30,139	27,492
Accrued expenses	20,620	16,504
Asset retirement obligation	543	447
Derivative liability	67,575	1,135
Advances	1,325	2,277
Operating lease liabilities	732	773
Finance lease liabilities	—	69
Other current liabilities	634	565
Total current liabilities	155,170	55,494

Working Capital	$(105,013)	$(20,761)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2021 increased to $147.3 million compared to $104.7 million for the nine months ended September 30, 2020, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts as compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2021 increased to $305.4 million from $72.6 million for the nine months ended September 30, 2020, primarily due to acquisitions of oil and gas properties.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $157.1 million for the nine months ended September 30, 2021 as compared to cash flows used in financing activities of $40.7 million for the nine months ended September 30, 2020, primarily due to borrowings required to fund acquisitions of oil and gas properties.

Capital Expenditures
Our accrual basis capital expenditures for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Drilling and completions	$42,179	$74,346
Leasehold costs	1,990	2,444
Total capital expenditures	$44,169	$76,790

Credit Facility
On September 17, 2021, the parties entered into an amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment increased the borrowing base from $550 million to $650 million in connection with its regularly scheduled semi-annual redetermination, added provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate, made certain changes to the lenders, and made certain other administrative changes to the Credit Agreement. The increase in our borrowing base is primarily the result of the previously discussed Acquisitions and improved commodity prices.
The next regularly scheduled redetermination of our borrowing base is expected to occur on or around May 1, 2022.
As of September 30, 2021, $278.3 million of borrowings were outstanding, bearing annual interest of 3.153%, resulting in an additional $371.7 million of borrowing base availability under the Credit Facility. As of December 31, 2020, the Company had a $240.0 million borrowing base under the Credit Agreement, of which $115.0 million was outstanding, bearing annual interest of 2.400%, resulting in an additional $125.0 million of borrowing base availability under the Credit Agreement. The increase in our borrowing base is a result of acquisitions, our drilling program in 2021 and an improvement in commodity prices.
Commodity Prices
There has been continued improvement in commodity prices compared to 2020, mostly resulting from improvements in oil demand as COVID-19 began to abate and actions taken by OPEC to reduce the worldwide supply of oil through production cuts. We can provide no assurances as to when or to what extent economic disruptions resulting from COVID-19 and the corresponding decrease in oil demand may continue to improve. Prices for natural gas and NGLs have also improved compared to 2020.
Hedging Activities
The following table sets forth our outstanding derivative contracts at September 30, 2021. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2021	Crude Oil	941,475	$50.63
Q1 - Q4 2022	Crude Oil	2,462,250	$56.31
Q4 2021	Crude Oil Basis Swap (1)	757,475	$0.80
Q4 2021	Crude Oil Roll Swap (2)	228,475	$(0.27)
Q1 - Q4 2022	Crude Oil Basis Swap (1)	2,007,500	$0.68
Q4 2021	Natural Gas	2,576,000	$2.87
Q1 - Q4 2022	Natural Gas	4,295,000	$2.92
Q4 2021	Natural Gas Basis Swap (3)	2,698,000	$(0.29)
Q1 - Q4 2022	Natural Gas Basis Swap (3)	9,100,000	$(0.26)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The swap is between WTI Roll and the WTI NYMEX.
(3)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q1 - Q4 2022	Crude Oil Costless Collar	365,000	$68.75	$55.00
Q4 2021	Natural Gas Costless Collar	122,000	$4.10	$3.50
Q1 - Q4 2022	Natural Gas Costless Collar	2,905,000	$4.00	$3.06
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2021, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
Unregistered sales of equity securities during the three months ended September 30, 2021 were reported in our Current Report on Form 8-K filed with the SEC on July 23, 2021, which report is incorporated herein by reference.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2021	—	$—	—	—
August 2021	—	—	—	—
September 2021	65,106	$9.19	—	—
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

EARTHSTONE ENERGY, INC.

Date:	November 3, 2021	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration