Form 10-Q
period 2022-03-31
EARTHSTONE ENERGY INC
filed 2022-05-04
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 28, 2022, 79,091,777 shares of Class A Common Stock, $0.001 par value per share, and 34,271,766 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2022	2021
Current assets:
Cash	$482	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	98,182	50,575
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2022 and December 31, 2021, respectively	11,980	2,930
Derivative asset	1,849	1,348
Prepaid expenses and other current assets	4,440	2,549
Total current assets	116,933	61,415

Oil and gas properties, successful efforts method:
Proved properties	2,278,496	1,625,367
Unproved properties	280,805	222,025
Land	5,382	5,382
Total oil and gas properties	2,564,683	1,852,774

Accumulated depreciation, depletion and amortization	(429,743)	(395,625)
Net oil and gas properties	2,134,940	1,457,149

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $4,636 and $4,547 at March 31, 2022 and December 31, 2021, respectively	2,389	1,986
Derivative asset	5,810	157
Operating lease right-of-use assets	2,310	1,795
Other noncurrent assets	58,889	33,865
TOTAL ASSETS	$2,321,271	$1,556,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,749	$31,397
Revenues and royalties payable	52,167	36,189
Accrued expenses	39,179	31,704
Deferred acquisition payment - Chisholm	70,000	—
Asset retirement obligation	609	395
Derivative liability	150,055	45,310
Advances	2,447	4,088
Operating lease liabilities	747	681
Other current liabilities	630	851
Total current liabilities	385,583	150,615

Noncurrent liabilities:
Long-term debt	624,229	320,000
Deferred tax liability	14,404	15,731
Asset retirement obligation	21,509	15,471
Derivative liability	21,775	571

Operating lease liabilities	1,725	1,276
Other noncurrent liabilities	9,744	6,442
Total noncurrent liabilities	693,386	359,491

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 73,440,800 and 53,467,307 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	73	53
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,271,766 and 34,344,532 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	967,093	718,181
Accumulated deficit	(193,252)	(159,774)
Total Earthstone Energy, Inc. equity	773,948	558,494
Noncontrolling interest	468,354	487,767
Total equity	1,242,302	1,046,261

TOTAL LIABILITIES AND EQUITY	$2,321,271	$1,556,367
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
REVENUES
Oil	$137,752	$60,819
Natural gas	22,958	5,852
Natural gas liquids	35,440	8,901
Total revenues	196,150	75,572

OPERATING COSTS AND EXPENSES
Lease operating expense	21,631	10,849
Production and ad valorem taxes	13,315	5,027
Depreciation, depletion and amortization	34,326	24,407
General and administrative expense	12,306	8,380
Transaction costs	10,742	2,106
Accretion of asset retirement obligation	397	290
Exploration expense	92	—
Total operating costs and expenses	92,809	51,059

Income from operations	103,341	24,513

OTHER INCOME (EXPENSE)
Interest expense, net	(5,318)	(2,217)
Loss on derivative contracts, net	(151,480)	(33,263)
Other income, net	47	103
Total other expense	(156,751)	(35,377)

Loss before income taxes	(53,410)	(10,864)
Income tax benefit	1,533	308
Net loss	(51,877)	(10,556)

Less: Net loss attributable to noncontrolling interest	(18,399)	(4,723)

Net loss attributable to Earthstone Energy, Inc.	$(33,478)	$(5,833)

Net loss per common share attributable to Earthstone Energy, Inc.:
Basic and Diluted	$(0.53)	$(0.14)

Weighted average common shares outstanding:
Basic and Diluted	63,445,649	42,778,916

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	53,467,307	34,344,532	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	19,417,476	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	483,251	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	286,892	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	(286,892)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	72,766	(72,766)	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	73,440,800	34,271,766	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605	—	2,605
Shares issued in connection with the IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units and performance units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units and performance units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,877)	$(10,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	34,326	24,407
Accretion of asset retirement obligations	397	290
Settlement of asset retirement obligations	(201)	(15)
Gain on sale of office and other equipment	(22)	—
Total loss on derivative contracts, net	151,480	33,263
Operating portion of net cash paid in settlement of derivative contracts	(31,686)	(10,905)
Stock-based compensation - equity portion	2,301	3,329
Deferred income taxes	(1,327)	(308)
Amortization of deferred financing costs	627	141
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(48,735)	(5,379)
(Increase) decrease in prepaid expenses and other current assets	(1,896)	367
Increase (decrease) in accounts payable and accrued expenses	21,783	5,389
Increase (decrease) in revenues and royalties payable	14,932	(2,081)
Increase (decrease) in advances	(7,100)	358
Net cash provided by operating activities	83,002	38,300
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(324,198)	(134,641)
Additions to oil and gas properties	(55,925)	(8,913)
Additions to office and other equipment	(590)	(226)
Net cash used in investing activities	(380,713)	(143,780)
Cash flows from financing activities:
Proceeds from borrowings	582,498	177,114
Repayments of borrowings	(278,269)	(68,690)
Cash paid related to the exchange and cancellation of Class A Common Stock	(3,898)	(2,080)
Cash paid for finance leases	—	(20)
Deferred financing costs	(6,151)	(891)
Net cash provided by financing activities	294,180	105,433
Net decrease in cash	(3,531)	(47)
Cash at beginning of period	4,013	1,494
Cash at end of period	$482	$1,447
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,580	$1,922
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$—	$76,572
Class A Common Stock issued in Chisholm Acquisition	$249,515	$—
Deferred acquisition payment - Chisholm	$70,000	$—
Accrued capital expenditures	$49,853	$7,775
Lease asset additions - ASC 842	$678	$—
Asset retirement obligations	$86	$427
 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with its consolidated subsidiaries, the “Company”), is a growth-oriented independent oil and natural gas development and production company. In addition, the Company is active in corporate mergers and the acquisition of oil and natural gas properties that have production and future development opportunities. The Company's operations are all in the upstream segment of the oil and natural gas industry and all its properties are onshore in Texas and New Mexico.
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
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2021 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Any such adjustments are of a normal, recurring nature. The Company’s Condensed Consolidated Balance Sheet at December 31, 2021 is derived from the audited Consolidated Financial Statements at that date.
Recently Issued Accounting Standards
Reference Rate Reform - In March 2020, the FASB issued an update that provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. As discussed in Note 10. Long-Term Debt, the Company amended its credit facility on January 30, 2022, which, among other things, provided mechanics relating to the transition from LIBOR to a benchmark replacement rate. The transition from LIBOR is not expected to have a material impact on the Company’s consolidated financial statements.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2022.
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
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs” or “performance units”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2022.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$1,849	$—	$1,849
Derivative asset - noncurrent	—	5,810	—	5,810
Total financial assets	$—	$7,659	$—	$7,659

Financial liabilities
Derivative liability - current	$—	$150,055	$—	$150,055
Derivative liability - noncurrent	—	21,775	—	21,775
Share-based compensation liability - noncurrent	—	9,630	—	9,630
Total financial liabilities	$—	$181,460	$—	$181,460

December 31, 2021
Financial assets
Derivative asset - current	$—	$1,348	$—	$1,348
Derivative asset - noncurrent	—	157	—	157
Total financial assets	$—	$1,505	$—	$1,505

Financial liabilities
Derivative liability - current	$—	$45,310	$—	$45,310
Derivative liability - noncurrent	—	571	—	571
Share-based compensation liability - current	—	7,835	—	7,835
Share-based compensation liability - noncurrent	—	6,324	—	6,324
Total financial liabilities	$—	$60,040	$—	$60,040

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the three months ended March 31, 2022. See further discussion in Note 5. Oil and Natural Gas Properties.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements and costless collars. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2024. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.

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
The Company had the following open crude oil and natural gas derivative contracts as of March 31, 2022:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil	3,247,250	$65.96
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q2 - Q4 2022	Crude Oil Basis Swap (1)	3,377,500	$0.51
Q1 - Q4 2023	Crude Oil Basis Swap (1)	730,000	$0.49
Q2 - Q4 2022	Natural Gas	8,062,000	$3.55
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q2 - Q4 2022	Natural Gas Basis Swap (2)	5,500,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	25,550,000	$(1.28)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	25,620,000	$(1.04)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil Costless Collar	1,560,000	$83.59	$69.42
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$80.34	$62.98
Q2 - Q4 2022	Natural Gas Costless Collar	12,782,500	$5.47	$3.66
Q1 - Q4 2023	Natural Gas Costless Collar	13,188,000	$4.84	$3.28

The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2022			December 31, 2021
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$6,294	$(4,445)	$1,849	$3,191	$(1,843)	$1,348
Commodity contracts	Derivative liability - current	$154,500	$(4,445)	$150,055	$47,153	$(1,843)	$45,310
Commodity contracts	Derivative asset - noncurrent	$18,223	$(12,413)	$5,810	$2,721	$(2,564)	$157
Commodity contracts	Derivative liability - noncurrent	$34,188	$(12,413)	$21,775	$3,135	$(2,564)	$571

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended March 31,
	Statement of Cash Flows Location	Statement of Operations Location	2022	2021
Unrealized loss	Not separately presented	Not separately presented	$(119,794)	$(22,358)
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(31,686)	(10,905)
	Total loss on derivative contracts, net	Loss on derivative contracts, net	$(151,480)	$(33,263)

Note 4. Acquisitions
Bighorn Agreement
On January 30, 2022, Earthstone, EEH, and Bighorn Asset Company, LLC, a Delaware limited liability company (“Bighorn”), as seller, entered into a Purchase and Sale Agreement (the “Bighorn Agreement”). Pursuant to the Bighorn Agreement, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas, for a purchase price (the “Bighorn Purchase Price”) of $770 million in cash and 6,808,511 shares of Class A Common Stock. The Bighorn Purchase Price is subject to customary purchase price adjustments with an effective date of January 1, 2022. In connection with the Bighorn Agreement, EEH deposited $50 million (the “Bighorn Deposit”) in cash into a third-party escrow account as a deposit pursuant to the Bighorn Agreement, which was credited against the Bighorn Purchase Price upon closing of the Bighorn Acquisition on April 14, 2022. The Bighorn Deposit is included in Other noncurrent assets in the Condensed Consolidated Balance Sheet as of March 31, 2022 and in Acquisition of oil and gas properties, net of cash acquired, on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022. For further discussion, see Note 15. Subsequent Events.
Chisholm Acquisition
On December 15, 2021, Earthstone, EEH, as buyer, Chisholm Energy Operating, LLC (“OpCo”) and Chisholm Energy Agent, Inc. (“Agent” and collectively with OpCo, “Chisholm”), collectively as seller, entered into a Purchase and Sale Agreement (the “Chisholm Agreement”), which provided that EEH would acquire (the “Chisholm Acquisition”) interests in oil and gas leases and related property of Chisholm located in Lea County and Eddy County, New Mexico (the “Chisholm Assets”).
On February 15, 2022, Earthstone, EEH and Chisholm consummated the transactions contemplated in the Chisholm Agreement whereby EEH acquired the Chisholm Assets for aggregate consideration, as adjusted for preliminary and customary purchase price adjustments, consisting of: (i) approximately $307.5 million in cash, that continues to remain subject to post-closing settlement adjustments between EEH and Chisholm paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022 and included in Deferred acquisition payment - Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022; and (iii) 19,417,476 shares of the Company’s Class A common stock $0.001 par value per share (“Class A Common Stock”). The fair value of each share of Class A Common Stock was determined using the closing price of $12.85 per share on February 15, 2022. A Significant Shareholder, as described below, was the majority shareholder of Chisholm as of the closing of the Chisholm Acquisition. See Note 12. Related Party Transactions for further discussion.
The Chisholm Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The preliminary allocation of the total purchase price in the Chisholm Acquisition is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s estimates of the acquired oil and gas properties resulting in changes to the purchase price allocation. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	19,417,476
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	249,515
Cash consideration(1)	377,528

Total consideration transferred	$627,043

Fair value of assets acquired:
Oil and gas properties	$634,867
Amount attributable to assets acquired	$634,867

Fair value of liabilities assumed:
Other current liabilities	$1,853
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$7,824
(1)Includes $307.5 million of cash paid at closing, net of customary purchase price adjustments, and $70.0 million of cash consideration paid subsequent to closing based on the terms of the Chisholm Agreement.
IRM Acquisition
On January 7, 2021, the Company completed the acquisition (the “IRM Acquisition”) of all of the issued and outstanding limited liability company interests of Independence Resources Management, LLC (“IRM”) and certain of its wholly owned subsidiaries for consideration consisting of the following: (i) net cash of approximately $140.5 million (the “Cash Consideration”) and (ii) 12,719,594 shares of the Company’s Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing price of $6.02 per share on January 7, 2021.
The IRM Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The allocation of the total purchase price in the IRM Acquisition is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

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
On July 20, 2021, Earthstone, EEH and the Seller consummated the transactions contemplated in the Tracker Agreement. At the closing of the Tracker Agreement, among other things, EEH acquired the Tracker Assets for aggregate consideration consisting of: (i) $18.8 million in cash, net of customary purchase price adjustments, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH and Sequel consummated the transactions contemplated in the Sequel Agreement. At the closing of the Sequel Agreement, among other things, EEH acquired the Sequel Assets for aggregate consideration consisting of: (i) $41.4 million in cash, net of customary purchase price adjustments, and (ii) 1.5 million shares of Class A Common Stock. A Significant Shareholder, as described below, owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. See Note 12. Related Party Transactions for further discussion.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total
Consideration:
Shares of Class A Common Stock issued	6,200,000
Class A Common Stock price as of July 20, 2021	$9.97
Class A Common Stock consideration	61,814
Cash consideration (1)	60,159
Direct transaction costs (2)	1,715
Total consideration transferred	$123,688

Fair value of assets acquired:
Oil and gas properties	$124,288
Amount attributable to assets acquired	$124,288

Fair value of liabilities assumed:
Noncurrent liabilities - asset retirement obligations	600
Amount attributable to liabilities assumed	$600

(1)Includes customary purchase price adjustments.
(2)Represents $1.7 million of transaction costs associated with the Tracker Acquisition and the Sequel Acquisition that have been capitalized in accordance with ASC 805-50.
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
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Chisholm Acquisition, IRM Acquisition and Tracker/Sequel Acquisitions had been completed as of January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for Chisholm, IRM, Tracker, Sequel and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Revenue	$232,155	$133,854
Loss before taxes	(32,996)	(24,497)
Net loss	(31,463)	(24,189)
Less: Net loss attributable to noncontrolling interest	(11,159)	(10,823)
Net loss attributable to Earthstone Energy, Inc.	(20,304)	(13,366)
Pro forma net loss per common share attributable to Earthstone Energy, Inc.:
Basic and Diluted	$(0.32)	$(0.20)

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $37.8 million and operating expenses of $14.4 million for the period February 15, 2022 to March 31, 2022 related to the Chisholm Acquisition. During the three months ended March 31, 2022, the Company recorded $10.0 million of legal and professional fees related to the Chisholm Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations.

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
Foreland-BCC Acquisition
On November 2, 2021, Earthstone, EEH and Foreland Investments LP, a Delaware limited partnership (“Foreland”), consummated the transactions contemplated in the Purchase and Sale Agreement dated as of September 30, 2021 by and among Earthstone, EEH and Foreland (the “Foreland Purchase Agreement”). Net of customary purchase price adjustments, EEH acquired (the “Foreland Acquisition”) interests in oil and gas leases and related property of Foreland located in Irion County and Crockett County, Texas, for a purchase price consisting of: (i) $13.4 million in cash and (ii) 2,611,111 shares of Class A Common Stock.
Also, on November 2, 2021, Earthstone, EEH and BCC-Foreland LLC, a Delaware limited liability company (“BCC”), consummated the transactions contemplated in the Purchase and Sale Agreement dated as of September 30, 2021 by and among Earthstone, EEH and BCC (the “BCC Purchase Agreement”). Net of customary purchase price adjustments, EEH acquired (the “BCC Acquisition” and with the Foreland Acquisition, the “Foreland-BCC Acquisition”) certain well-bore interests and related equipment held by BCC that were part of a joint development agreement between Foreland, Foreland Operating, LLC, and BCC involving portions of the acreage covered by the Foreland Purchase Agreement for a purchase price of $20.5 million in cash.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2022, depletion expense for oil and gas producing property and related equipment was $34.1 million. For the three months ended March 31, 2021, depletion expense for oil and gas producing property and related equipment was $24.2 million.
Our accrual basis capital expenditures for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Drilling and completions	$82,000
Leasehold costs	109
Total capital expenditures	$82,109

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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three months ended March 31, 2022 and 2021.
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 represents the portion of net loss attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US. The term “EEH Unit” means the units of limited liability company interests of EEH denominated as common units.
The following table presents the changes in noncontrolling interest for the three months ended March 31, 2022:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2021	53,467,307	60.9%	34,344,532	39.1%	87,811,839
EEH Units issued in connection with the Chisholm Acquisition	19,417,476		—		19,417,476
EEH Units and Class B Common Stock converted to Class A Common Stock	72,766		(72,766)		—
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	483,251		—		483,251
As of March 31, 2022	73,440,800	68.2%	34,271,766	31.8%	107,712,566

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.
A reconciliation of Net loss per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net loss attributable to Earthstone Energy, Inc.	$(33,478)	$(5,833)

Net loss per common share attributable to Earthstone Energy, Inc.:
Basic and Diluted	$(0.53)	$(0.14)

Weighted average common shares outstanding
Basic	63,445,649	42,778,916
Add potentially dilutive securities:
Unvested restricted stock units (1)	—	—
Unvested performance units (1)	—	—
Diluted weighted average common shares outstanding	63,445,649	42,778,916

(1)For the three months ended March 31, 2022 and 2021, the 1,099,800 performance units granted on January 27, 2021 were excluded due to an assumed settlement in cash and the liability treatment described in Note 9. Stock-Based Compensation. For the three months ended March 31, 2022 and 2021, there were no dilutive effects related to unvested restricted stock units or performance units due to the losses for those periods.
The Class B Common Stock, par value $0.001 per share of Earthstone (the “Class B Common Stock and with the Class A Common Stock, the “Common Stock”) has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $18.4 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively would be added back to Net loss attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net loss per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At March 31, 2022 and December 31, 2021, there were 73,440,800 and 53,467,307 shares of Class A Common Stock issued and outstanding, respectively. In connection with the Chisholm Acquisition, on February 15, 2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date.
During the three months ended March 31, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 770,143 shares of Class A Common Stock, of which 286,892 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation.
During the three months ended March 31, 2021, (1) in connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximated $76.6 million on that date, (2) as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 721,259 shares of Class A Common Stock, of which 257,764 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability and (3) as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Class B Common Stock
At March 31, 2022 and December 31, 2021, there were 34,271,766 and 34,344,532 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three months ended March 31, 2022, 72,766 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three months ended March 31, 2021, 578,031 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of March 31, 2022, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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
The table below summarizes RSU award activity for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	771,817	$5.91
Granted	393,515	$13.63
Forfeited	(3,033)	$6.43
Vested	(162,018)	$7.55
Unvested RSUs at March 31, 2022	1,000,281	$8.68

As of March 31, 2022, there was $8.6 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.12 years.
For the three months ended March 31, 2022 and 2021, Stock-based compensation related to RSUs was $1.2 million and $1.5 million, respectively.
Performance Units
The table below summarizes PSU activity for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	2,751,725	$8.42
Granted	472,485	$19.42
Vested	(608,125)	$9.30
Unvested PSUs at March 31, 2022	2,616,085	$10.20

On February 1, 2022, the Board of Directors of Earthstone (the “Board”) granted 472,485 PSUs (the “2022 PSUs”) to certain officers pursuant to the 2014 Plan (the “2022 Grant”). The 2022 PSUs are expected to be paid in shares of Class A Common Stock upon the achievement by Earthstone over a period commencing on January 1, 2022 and ending on December 31, 2024 (the “Performance Period”) of certain performance criteria established by the Board. The Company classifies these awards as equity awards as they are expected to be settled in shares. In the event that a PSU grant is expected to be settled in cash, it is alternatively classified as a liability award.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2022 PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on February 1, 2022. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2
14.5%	1
8.4%	0.5
Less than 8.4%	0
The Company accounts for these awards as market-based awards which are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2022 PSUs, assuming a risk-free rate of 1.4% and volatility of 86.0%, the Company calculated the weighted average grant date fair value per PSU to be $19.42.
On January 27, 2021, the Board granted 1,099,800 PSUs to certain officers pursuant to the 2014 Plan (the “2021 PSUs”). The PSUs are payable in cash or shares of Class A Common Stock upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 of certain performance criteria established by the Board. The Company classifies these awards as liability awards as they are expected to be paid in cash. As of March 31, 2022 and December 31, 2021, $9.6 million and $6.3 million, respectively, have been included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets related to the 2021 PSUs.
On January 28, 2019, the Board granted 669,550 PSUs to certain named executive officers pursuant to the 2014 Plan. The PSUs were payable in shares of Class A Common Stock based upon the achievement by Earthstone over a period commencing on February 1, 2019 and ending on January 31, 2022 of performance criteria established by the Board. On January 31, 2022, the Company settled the remaining 608,125 PSUs, net of forfeitures, at a rate of 1.97x. 1.0x was settled through the issuance of 608,125 shares of Class A Common Stock and the remainder was settled in cash.
As of March 31, 2022, there was $24.5 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 1.06 years.
For the three months ended March 31, 2022 and 2021, Stock-based compensation related to all PSUs was approximately $4.6 million and $1.8 million, respectively. A liability of $9.6 million related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2022.
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
On January 30, 2022, Earthstone, EEH, as Borrower, Wells Fargo as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amended and restated Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing (“Chisholm Closing”) of the Chisholm Agreement; provided that upon the closing of the Bighorn Acquisition (assuming the occurrence of the Chisholm Closing), the borrowing base and corresponding elected commitments would increase to $1.325 billion, unless Earthstone completed an unsecured senior notes offering (the “Notes Offering”) prior to the closing of the Bighorn Acquisition in which case the elected commitments would be reduced by the amount of the net proceeds from a Notes Offering up to $500 million (the “Notes Offering Elected Commitments Reduction); provided for an increase in interest rates by 0.50% in the event a Notes Offering has not been completed prior to the closing of the Bighorn Acquisition; provided mechanics relating to the transition from LIBOR to a benchmark replacement rate to be effective contemporaneously with the effectiveness of the Amendment on January 30, 2022; added certain hedging requirements relating to anticipated oil and natural gas production of the properties to be acquired pursuant to the Bighorn Acquisition; adjusted some financial covenants; redefined the limitations on certain restricted payments the Borrower may make; and made certain administrative changes to the Credit Agreement.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 14, 2022, in advance of the potential aforementioned Notes Offering Elected Commitments Reduction, the Company voluntarily elected to reduce commitments under the borrowing base of the Credit Agreement to $800 million.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around November 1, 2022. Subsequent redeterminations are expected to occur on or about each May 1st and November 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (as customarily defined) (the “Adjusted Term SOFR Rate”) plus 2.50% to 4.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.50% to 3.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on November 21, 2024. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2022, EEH was in compliance with the covenants under the Credit Agreement.
As of March 31, 2022, $624.2 million of borrowings were outstanding, bearing annual interest of 3.812%, resulting in an additional $200.8 million of borrowing base availability under the Credit Agreement. At December 31, 2021, there were $320.0 million of borrowings outstanding under the Credit Agreement.
For the three months ended March 31, 2022, under the Credit Agreement, the Company had borrowings of $582.5 million and $278.3 million in repayments of borrowings.
For the three months ended March 31, 2022, interest on borrowings under the Credit Agreement averaged 3.67% per annum, which excluded commitment fees of $0.2 million, and amortization of deferred financing costs of and $0.6 million. For the three months ended March 31, 2021, interest on borrowings under the Credit Agreement averaged 3.19% per annum, which excluded commitment fees of $0.3 million, and amortization of deferred financing costs of $0.1 million.
The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt. These capitalized costs are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, the Company capitalized $5.9 million, of costs associated with the Credit Agreement. No costs associated with the Credit Agreement were capitalized during the three months ended March 31, 2021.
8.000% Senior Notes

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 12, 2022, EEH issued $550.0 million aggregate principal amount of 8.000% senior notes due 2027. EEH received net proceeds of approximately $540.4 million (after deducting underwriting discounts and commissions) which was used primarily to fund the Bighorn Acquisition and the remainder for general corporate purposes. For further discussion, see Note 15. Subsequent Events.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, 2022 (in thousands):

2022
Beginning asset retirement obligations	$15,866
Liabilities incurred	54
Liabilities settled	(201)
Acquisitions	5,971
Accretion expense	397
Revision of estimates	31
Ending asset retirement obligations	$22,118

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
As discussed in Note 4. Acquisitions, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $377.5 million in cash, net of preliminary and customary purchase price adjustments, and 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Agreement was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common stock and (2) increased their beneficial ownership of Earthstone’s Class A Common Stock from approximately 25% to 36% as of February 15, 2022.
As discussed in Note 4. Acquisitions, on March 31, 2021, Earthstone and EEH entered into the Tracker/Sequel Purchase Agreements. The Tracker/Sequel Acquisitions were consummated on July 20, 2021, whereby the Company acquired the Tracker Assets for a purchase price of $18.8 million in cash and 4.7 million shares of Class A Common Stock. A Significant Shareholder owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. A majority of the non-affiliated stockholders of Earthstone approved the issuance of 6.2 million shares of Class A Common Stock in connection with the closing of the Tracker/Sequel Purchase Agreements at Earthstone’s Annual Meeting of Stockholders held on July 20, 2021.
As discussed in Note 4. Acquisitions, during the second quarter of 2021, the Company completed the Eagle Ford Acquisitions for a purchase price of approximately $45.2 million in cash. A Significant Shareholder controlled one of the four sellers. After participating in a competitive sales process, the Company acquired the aforementioned assets for $8.2 million in cash from that related party entity.
On January 30, 2022, Earthstone entered into a securities purchase agreement (the “SPA”) with EnCap Capital Energy Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC, a fund managed by Post Oak Energy Capital, LP (“Post Oak” and collectively with EnCap Fund XI, the “Investors”) to sell, in a private placement (the “Private Placement”), 280,000 shares of newly authorized convertible preferred stock, $0.001 par value per share (the

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
“Preferred Stock”), for anticipated gross proceeds of $280.0 million, at a price of $1,000.00 per share of Preferred Stock (or $11.10 per share of Class A Common Stock on an as-converted basis). The Private Placement was contingent upon the closing of the Bighorn Acquisition. The Company used the net proceeds from the sale of the Preferred Stock to fund, in conjunction with the Notes Offering, the Bighorn Acquisition. Each share of Preferred Stock will automatically convert into 90.0900900900901 shares of Class A Common Stock on the 21st calendar day after Earthstone mails an information statement on Schedule 14C pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to its stockholders notifying the stockholders that on January 30, 2022, holders of 61.6% of the voting power of all outstanding shares of Common Stock delivered to Earthstone an irrevocable written consent in lieu of a special meeting of stockholders approving the conversion feature of the Preferred Stock and the issuance of the Class A Common Stock upon conversion of the Preferred Stock. If conversion has not occurred on or before October 1, 2022, holders of the Preferred Stock will be entitled to receive quarterly dividends accruing from the date of initial issuance at a rate of 8.0% per annum.
The Company paid $0.2 million to one of our Significant Shareholders for reimbursement of certain costs associated with the aforementioned SPA.
Note 13. Commitments and Contingencies
Legal
From time to time, Earthstone and its subsidiaries may be involved in various legal proceedings and claims in the ordinary course of business.
Environmental and Regulatory
As of March 31, 2022, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
On February 15, 2022, the Company completed the Chisholm Acquisition which included the issuance of 19,417,476 shares of our Class A Common Stock. When there is a change in ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), it results in a limitation that applies to all net operating losses (“NOLs”) and credits generated prior to the ownership change date that can be used to offset taxable income incurred after the ownership change date (the “382 Limitation”). The annual limitation is based on the Company’s stock value prior to the ownership change, multiplied by the applicable federal long-term, tax-exempt interest rate (the “FLTR”). Based on the Company’s stock price at the close of business on February 15, 2022 of $12.85 and the applicable FLTR of 1.46%, the current limitation is estimated to be $10.1 million per year. Additionally, unutilized 382 Limitation amounts can be carried forward to future years, cumulatively.
As of March 31, 2022 and December 31, 2021, a current liability of $0.6 million and $0.8 million, respectively, is included in Other current liabilities in the Condensed Consolidated Balance Sheets. The amounts represent current Texas Margin Tax payable on or before May 16, 2022.
During the three months ended March 31, 2022, the Company recorded income tax benefit of approximately $1.5 million which included (1) a deferred income tax benefit for Lynden US of $0.7 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $6.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.8 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2022.
During the three months ended March 31, 2021, the Company recorded income tax benefit of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, (2) no net income tax benefit for Earthstone as the $1.2 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
cannot be assured and (3) deferred income tax benefit of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2021.
Note 15. Subsequent Events
Bighorn Acquisition
On April 14, 2022, Earthstone, EEH and Bighorn, consummated the transactions contemplated in the Bighorn Agreement. At the closing of the Bighorn Agreement, among other things, EEH acquired the Bighorn Assets for a purchase price of approximately $638.9 million in cash, net of preliminary and customary purchase price adjustments that remain subject to final post-closing settlement between EEH and Bighorn, and 5,650,977 shares of Class A Common Stock.
Securities Purchase Agreement
Also, on April 14, 2022, Earthstone, EnCap Fund XI and Cypress consummated the sale and issuance of 280,000 shares of Preferred Stock pursuant to the SPA. Each share of Preferred Stock will be convertible into 90.0900900900901 shares of Class A Common Stock. At the closing of the SPA, Earthstone issued 280,000 shares of Preferred Stock in exchange for gross cash proceeds of $280 million.
If the outstanding Preferred Stock has not been converted into Class A Common Stock on or before October 1, 2022, then the Preferred Stock will accrue dividends from April 14, 2022, the date of initial issuance, at a rate of 8% per annum until such time as it has converted. In addition, Earthstone will be required to redeem all of the outstanding Preferred Stock if the Preferred Stock has not converted into Class A Common Stock on or before November 22, 2025. The price per share for redemption would be the initial liquidation preference amount of $1,000.00 per share of Preferred Stock plus any accrued but unpaid dividends thereon.
Notes Offering
On April 7, 2022, EEH and four of its wholly-owned subsidiaries, Earthstone Operating, LLC, a Texas limited liability company (“Earthstone Operating”), Earthstone Permian LLC, a Texas limited liability company (“Earthstone Permian”), Sabine River Energy, LLC, a Texas limited liability company (“Sabine River Energy”), and Independence Resources Technologies, LLC, a Delaware limited liability company (“Independence Technology” and, together with Earthstone Operating, Earthstone Permian, Sabine River Energy and Earthstone, the “Guarantors”), entered into a purchase agreement (the “Purchase Agreement”) with RBC Capital Markets, LLC, as representative of the several initial purchasers named in the Purchase Agreement (together, the “Initial Purchasers”), providing for the private offer and sale by EEH (the “Notes Offering”) of $550.0 million aggregate principal amount of EEH’s 8.000% senior notes due 2027 (the “Notes”), along with related guarantees (the “Guarantees”) of the Notes.
The Notes Offering was made pursuant to an offering memorandum dated April 7, 2022 and closed on April 12, 2022. EEH received net proceeds from the Notes Offering of approximately $540.4 million (after deducting underwriting discounts and commissions). EEH used the net proceeds from the Notes Offering primarily to fund the Bighorn Acquisiton and the remainder for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized under “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited consolidated financial statements for the year ended December 31, 2021, which are included in our 2021 Annual Report on Form 10-K.
Overview
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with our consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our assets are located in the Midland Basin in West Texas, the Eagle Ford Trend in South Texas and the Delaware Basin in New Mexico.
Recent Developments
Bighorn Acquisition
On April 14, 2022, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH”), and Bighorn Asset Company, LLC (“Bighorn”) as seller, consummated the transactions contemplated in the Purchase and Sale Agreement dated January 30, 2022, by and among Earthstone, EEH and Bighorn (the “Bighorn Purchase Agreement”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the Bighorn Purchase Agreement, among other things, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas, for a purchase price (the “Purchase Price”) of approximately $638.9 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Bighorn, and 5,650,977 shares (the “Bighorn Shares”) of Class A common stock, par value $0.001 per share, of Earthstone (the “Class A Common Stock”). At the closing of the Bighorn Acquisition, 510,638 of the Bighorn Shares were deposited in a stock escrow account for Bighorn’s indemnity obligations and 5,140,339 of the Bighorn Shares (the “Closing Shares”) were issued to Bighorn Permian Resources, LLC (“Bighorn Permian”). On April 14, 2022, in connection with the closing of the Bighorn Purchase Agreement, Earthstone and Bighorn Permian entered into a customary registration rights agreement relating to the Bighorn Shares.
In connection with the closing of the Bighorn Purchase Agreement, Earthstone entered into a customary lock-up agreement (the “Lock-up Agreement”) on April 14, 2022 with Bighorn Permian providing that such holder will not transfer 5,140,339 of the Closing Shares (the “Lock-up Shares”) for 60 days after the closing of the Bighorn Acquisition. Sixty days after the closing of Bighorn Acquisition, 25% of the Lock-up Shares may be transferred; ninety days after the closing of the Bighorn Acquisition, an additional 25% of the Lock-up Shares may be transferred; and one hundred twenty days after the closing of the Bighorn Acquisition, the remaining 50% of the Lock-up Shares may be transferred.

Securities Purchase Agreement
Also, on April 14, 2022, Earthstone, EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC (“Cypress” and collectively with EnCap Fund XI, the “Investors”), a fund managed by Post Oak Energy Capital, L.P. (“Post Oak”), consummated the sale and issuance of 280,000 shares of newly authorized Series A convertible preferred stock, par value $0.001 per share, of Earthstone (the “Preferred Stock”), pursuant to that certain Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors (the “SPA”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the SPA, Earthstone issued 280,000 shares (the “PIPE Shares”) of Preferred Stock in exchange for gross cash proceeds of $280 million (the “Private Placement”).
Each share of Preferred Stock is expected to convert into 90.0900900900901 shares of Class A Common Stock on the 21st calendar day after Earthstone mails an information statement on Schedule 14C pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to its stockholders notifying the stockholders that on January 30, 2022, holders of 61.6% of the voting power of all outstanding shares of Class A Common Stock and Class B common stock, par value $0.001 per share (“Class B Common Stock” and collectively with the Class A Common Stock, the “Common Stock”) delivered to Earthstone an irrevocable written consent in lieu of a special meeting of stockholders approving the conversion feature of the Preferred Stock and the issuance of the Class A Common Stock upon conversion of the Preferred Stock. If conversion has not occurred on or before October 1, 2022, holders of the Preferred Stock will be entitled to receive quarterly dividends accruing from the date of initial issuance at a rate of 8.0% per annum.
On April 14, 2022, in connection with the closing of the SPA, Earthstone and the Investors entered into a customary registration rights agreement relating to the shares of Class A Common Stock underlying the PIPE Shares.
In connection with the closing of the SPA, on April 14, 2022, Earthstone, Cypress, EnCap, and affiliates of Warburg Pincus LLC entered into a voting agreement (the “Voting Agreement”) containing provisions by which Cypress will have the right to appoint one director to the Board of Directors (the “Board”) of Earthstone. Cypress’ right to appoint one director will terminate upon the later to occur of (i) Cypress and its affiliates, in the aggregate, no longer own at least 5.5% of the outstanding Common Stock; and (ii) the one year anniversary of the Voting Agreement.
In connection with the closing of the SPA, on April 14, 2022, EEH amended and restated the First Amended and Restated Limited Liability Company Agreement pursuant to the Second Amended and Restated Limited Liability Company Agreement (the “Second LLC Agreement”) in order to provide for preferred units and update certain tax provisions.
Notes Offering
On April 7, 2022, EEH and four of its wholly-owned subsidiaries, Earthstone Operating, LLC, a Texas limited liability company (“Earthstone Operating”), Earthstone Permian LLC, a Texas limited liability company (“Earthstone Permian”), Sabine River Energy, LLC, a Texas limited liability company (“Sabine River Energy”), and Independence Resources Technologies, LLC, a Delaware limited liability company (“Independence Technology” and, together with Earthstone Operating, Earthstone Permian, Sabine River Energy and Earthstone, the “Guarantors”), entered into a purchase agreement (the “Purchase Agreement”) with RBC Capital Markets, LLC, as representative of the several initial purchasers named in the Purchase Agreement (together, the “Initial Purchasers”), providing for the private offer and sale by EEH (the “Notes Offering”) of $550.0 million aggregate principal amount of EEH’s 8.000% senior notes due 2027 (the “Notes”), along with related guarantees (the “Guarantees”) of the Notes.
The Notes Offering was made pursuant to an offering memorandum dated April 7, 2022 and closed on April 12, 2022. EEH received net proceeds from the Notes Offering of approximately $540.4 million (after deducting underwriting discounts and commissions) which was used primarily to fund the Bighorn Acquisition and the remainder for general corporate purposes.
Credit Agreement
On January 30, 2022, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amended and restated Fifth Amendment (the “Amendment”) to the Credit Agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, Citizens Bank, N.A., KeyBank National Association, U.S. Bank National Association, Fifth Third Bank, PNC Bank, National Association, and Bank of America, N.A., as Documentation Agents, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing (“Chisholm Closing”) of that certain Purchase and Sale Agreement dated as December 15, 2021 (the “Chisholm Agreement”) by and among Earthstone, EEH, Chisholm Energy Operating, LLC (“OpCo”) and Chisholm Energy Agent, Inc. (“Agent” and collectively with OpCo, “Chisholm”); provides that upon the closing of the Bighorn Acquisition, the borrowing base and corresponding elected commitments would increase to $1.325 billion, unless Earthstone completes an unsecured senior notes offering (“Notes Offering”) prior to the closing of the Bighorn Acquisition in which case the elected commitments will be reduced by the amount of the net proceeds from a Notes Offering up to $500 million (the “Notes Offering Elected Commitments Reduction”); provides for an increase in interest rates by 0.50% in the event a Notes Offering has not been completed prior to the closing of the Bighorn Acquisition; provides mechanics relating to the transition from LIBOR to a benchmark replacement rate, the Secured Overnight Financing Rate (“SOFR”), to be effective contemporaneously with the effectiveness of the Amendment on January 30, 2022; adds certain hedging requirements relating to anticipated oil and natural gas production of the properties to be acquired pursuant to the Bighorn Acquisition; adjusts some financial covenants; redefines the limitations on certain restricted payments the Borrower may make; and made certain administrative changes to the Credit Agreement.
On April 14, 2022, in advance of the potential aforementioned Notes Offering Elected Commitments Reduction, the Company voluntarily elected to reduce commitments under the borrowing base of the Credit Facility to $800 million.
Chisholm Acquisition
On February 15, 2022, Earthstone, EEH, and Chisholm, as seller, consummated the transactions contemplated in the Chisholm Agreement that was previously reported on Form 8-K filed with the SEC on December 17, 2021. At the closing of the Chisholm Agreement, among other things, EEH acquired (the “Chisholm Acquisition”) interests in oil and gas leases and related property of Chisholm located in Lea County and Eddy County, New Mexico, for aggregate consideration, as adjusted for preliminary and customary purchase price adjustments, consisting of: (i) approximately $307.5 million in cash that continues to remain subject to post-closing settlement adjustments between EEH and Chisholm paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022; and (iii) 19,417,476 shares of Class A Common Stock. See further discussion in Note 14. Related Party Transactions and Note 19. Subsequent Events in the Notes to Consolidated Financial Statements.
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
Operational Status
As a producer of oil, natural gas and natural gas liquids, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking mitigation efforts and steps to protect the health and safety of our employees. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel are performing their job responsibilities and practicing mitigation guidelines with no issues to date. While our non-field personnel returned to the office in mid-2020 and were fully in the office during 2021 with minimal disruptions, we remain flexible to working remotely, using information technology in which we previously invested if needed. We have managed and conducted both field and non-field functions effectively thus far, including our day-to-day operations, our accounting and financial reporting systems and our internal control over financial reporting. We will continue to focus on the health and safety of our employees in conformity with the applicable jurisdictional mitigation guidelines. We will continue to monitor CDC guidelines and respond appropriately.

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
Areas of Operation
Our primary focus is concentrated in the Midland Basin in West Texas and the Delaware Basin in New Mexico, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Midland Basin
During the first quarter of 2022, we completed and turned to sales five gross (5.0 net) operated wells and commenced drilling ten gross (8.3 net) operated wells in the Midland Basin. With two rigs operating in the Midland Basin, we anticipate spudding 40 gross (35.8 net) operated wells and bringing 40 gross (36.7 net) operated wells online in 2022.
Delaware Basin
After acquiring the Delaware assets on February 15, 2022, we commenced drilling three gross (1.9 net) operated wells in the Delaware Basin in the first quarter of 2022. With two rigs operating in the Delaware Basin, we anticipate spudding 20 gross (11.8 net) operated wells and bringing 18 gross (11.6 net) operated wells online in 2022.
We continue to seek acreage trades and acquisition opportunities in the Midland and Delaware Basins which would allow for longer laterals, increased operated inventory and greater operating efficiency.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2022.

Results of Operations
Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	1,417	1,057	34%
Natural gas (MMcf)	5,639	2,445	131%
Natural gas liquids (MBbl)	839	365	130%
Barrels of oil equivalent (MBoe)	3,196	1,829	75%
Average Daily Production (Boepd)	35,509	20,321	75%

Average prices:
Oil (per Bbl)	$97.24	$57.56	69%
Natural gas (per Mcf)	$4.07	$2.39	70%
Natural gas liquids (per Bbl)	$42.22	$24.40	73%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$75.61	$47.67	59%
Natural gas ($/Mcf)	$3.89	$2.23	74%
Natural gas liquids ($/Bbl)	$42.22	$24.40	73%

(In thousands)
Oil revenues	$137,752	$60,819	126%
Natural gas revenues	$22,958	$5,852	292%
Natural gas liquids revenues	$35,440	$8,901	298%

Lease operating expense	$21,631	$10,849	99%
Production and ad valorem taxes	$13,315	$5,027	165%
Depreciation, depletion and amortization	$34,326	$24,407	41%

General and administrative expense (excluding stock-based compensation)	$6,476	$5,051	28%
Stock-based compensation	$5,830	$3,329	75%
General and administrative expense	$12,306	$8,380	47%

Transaction costs	$10,742	$2,106	410%
Interest expense, net	$(5,318)	$(2,217)	140%

Unrealized loss on derivative contracts	$(119,794)	$(22,358)	436%
Realized loss on derivative contracts	$(31,686)	$(10,905)	191%
Loss on derivative contracts, net	$(151,480)	$(33,263)	355%

Income tax benefit	$1,533	$308	398%

Results of Operations Highlights
The Eagle Ford Acquisitions, the Tracker/Sequel Acquisitions, the Foreland Acquisition and the Chisholm Acquisition (collectively, the “Acquisitions”) have had a significant and pervasive impact on our results of operations as compared to the first quarter of 2021. In addition, commodity prices have improved compared to the first quarter of 2021 further impacting our results of operations. Below is a detailed discussion highlighting the impact of our recent acquisitions.
Oil revenues
For the three months ended March 31, 2022, oil revenues increased by $76.9 million or 126% relative to the comparable period in 2021. Of the increase, $41.9 million was attributable to an increase in our realized price and $35.0 million was attributable to an increase in volume. Our average realized price per Bbl increased from $57.56 for the three months ended March 31, 2021 to $97.24 or 69% for the three months ended March 31, 2022. Additionally, we had a net increase in the volume of oil sold of 360 MBbls or 34%, which included an increase of 526 MBbls related to the wells acquired in the Acquisitions, offset by a decrease of 166 MBbls in our other wells primarily resulting from natural declines, partially offset by the impact of new wells brought online since the first quarter of 2021.
Natural gas revenues
For the three months ended March 31, 2022, natural gas revenues increased by $17.1 million or 292% relative to the comparable period in 2021. Of the increase, $13.0 million was due to increased sales volume and $4.1 million was attributable to an increase in realized price. Our average realized price per Mcf increased 70% from $2.39 for the three months ended March 31, 2021 to $4.07 for the three months ended March 31, 2022. The total volume of natural gas produced and sold increased 3,194 MMcf or 131% which included an increase of 3,044 MMcf related to the wells acquired in the Acquisitions and an increase of 150 MMcf in our other wells primarily resulting from new wells brought online since the first quarter of 2021.
Natural gas liquids revenues
For the three months ended March 31, 2022, natural gas liquids revenues increased by $26.5 million or 298% relative to the comparable period in 2021. Of the increase, $20.0 million was attributable to increased volume and $6.5 million was attributable to an increase in our realized price. The volume of natural gas liquids produced and sold increased by 475 MBbls or 130%, which included an increase of 418 MMcf related to the wells acquired in the Acquisitions and an increase of 57 MBbls in our other wells primarily resulting from new wells coming online since the first quarter of 2021.
Lease operating expense (“LOE”)
LOE increased by $10.8 million or 99% for the three months ended March 31, 2022 relative to the comparable period in 2021, due to an $8.0 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $2.8 million increase resulting from higher production volumes from new wells coming online since the first quarter of 2021.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended March 31, 2022 increased by $8.3 million or 165% relative to the comparable period in 2021 due to a $6.1 million increase resulting from the properties acquired in the Acquisitions and a $2.2 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended March 31, 2022 increased by $9.9 million, or 41% relative to the comparable period in 2021 primarily due to a $7.6 million increase in DD&A related to the assets acquired in the Acquisitions, and a $2.3 million increase in DD&A related to our other wells primarily resulting from additional volumes added to the depletable base of our properties resulting from the impact of improved commodity prices on our estimated proved reserves.
General and administrative expense (“G&A”)
G&A for the three months ended March 31, 2022 increased by $3.9 million, or 47% relative to the comparable period in 2021, primarily due to increases of $2.5 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, $0.9 million attributable to higher payroll and employee costs associated with increased headcount and $0.5 million primarily due to increased professional fees.

Transaction costs
For the three months ended March 31, 2022, transaction costs increased by $8.6 million primarily due to costs associated with the Chisholm Acquisition.
Interest expense, net
Interest expense increased from $2.2 million for the three months ended March 31, 2021 to $5.3 million for the three months ended March 31, 2022, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended March 31, 2022, we recorded a net loss on derivative contracts of $151.5 million, consisting of unrealized mark-to-market losses of $119.8 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $31.7 million. For the three months ended March 31, 2021, we recorded a net loss on derivative contracts of $33.3 million, consisting of unrealized mark-to-market losses of $23.0 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.7 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $10.9 million and net realized losses on our interest rate swap of $0.1 million.
Income tax benefit
During the three months ended March 31, 2022, we recorded an income tax benefit of approximately $1.5 million which included (1) a deferred income tax benefit for Lynden US of $0.7 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $6.6 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.8 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2022.
During the three months ended March 31, 2021, we recorded an income tax benefit of approximately $0.3 million which included (1) a deferred income tax benefit for Lynden US of $0.2 million as a result of its share of the distributable income from EEH, (2) no net income tax benefit for Earthstone as the $1.2 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.1 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2021.
Liquidity and Capital Resources
We have significant undeveloped acreage and future drilling locations. Drilling horizontal wells in the Midland and Delaware Basins, generally consisting of 7,500 to 15,000-foot lateral lengths, is capital intensive. As of March 31, 2022, we had $0.5 million in cash and $624.2 million of long-term debt outstanding under our Credit Agreement with a borrowing base of $825.0 million. With the $200.8 million of undrawn borrowing base capacity and $0.5 million in cash, we had total cash and available borrowings of approximately $201.3 million. Subsequent to March 31, 2022, we closed the Bighorn Acquisition, closed the $550 million Notes Offering, closed the $280 million Private Placement and paid the $70 million of deferred cash consideration for the Chisholm Acquisition.
With two drilling rigs operating in the Midland Basin and two additional rigs operating in the Delaware Basin, we expect to spend $410-$440 million based on our current 2022 drilling plan. We believe we will have sufficient liquidity with cash flows from operations and borrowings under the Credit Agreement to meet our cash requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $268.7 million as of March 31, 2022. Of the $268.7 million working capital deficit, $148.2 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to March 31, 2022) resulting from increased oil price futures as of March 31, 2022. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When removed, the remaining working capital deficit of $120.5 million is $80.8 million less than our cash and available borrowings as of March 31,2022 of $201.3 million. The components of working capital are presented below:

	March 31,	December 31,
(In thousands)	2022	2021
Current assets:
Cash	$482	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	98,182	50,575
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2022 and December 31, 2021, respectively	11,980	2,930
Derivative asset	1,849	1,348
Prepaid expenses and other current assets	4,440	2,549
Total current assets	116,933	61,415

Current liabilities:
Accounts payable	$69,749	$31,397
Revenues and royalties payable	52,167	36,189
Accrued expenses	39,179	31,704
Deferred acquisition payment - Chisholm	70,000	—
Asset retirement obligation	609	395
Derivative liability	150,055	45,310
Advances	2,447	4,088
Operating lease liabilities	747	681
Other current liabilities	630	851
Total current liabilities	385,583	150,615

Working Capital	$(268,650)	$(89,200)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2022 increased to $83.0 million compared to $38.3 million for the three months ended March 31, 2021, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2022 increased to $380.7 million from $143.8 million for the three months ended March 31, 2021, primarily due to the acquisition of oil and gas properties.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $294.2 million for the three months ended March 31, 2022 compared to cash flows used in financing activities of $105.4 million for the three months ended March 31, 2021, primarily due to borrowings required to fund the acquisition of oil and gas properties.

Capital Expenditures
Our accrual basis capital expenditures for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Drilling and completions	$82,000
Leasehold costs	109
Total capital expenditures	$82,109

Hedging Activities
The following table sets forth our outstanding derivative contracts at March 31, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil	3,247,250	$65.96
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q2 - Q4 2022	Crude Oil Basis Swap (1)	3,377,500	$0.51
Q1 - Q4 2023	Crude Oil Basis Swap (1)	730,000	$0.49
Q2 - Q4 2022	Natural Gas	8,062,000	$3.55
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q2 - Q4 2022	Natural Gas Basis Swap (2)	5,500,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	25,550,000	$(1.28)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	25,620,000	$(1.04)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil Costless Collar	1,560,000	$83.59	$69.42
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$80.34	$62.98
Q2 - Q4 2022	Natural Gas Costless Collar	12,782,500	$5.47	$3.66
Q1 - Q4 2023	Natural Gas Costless Collar	13,188,000	$4.84	$3.28

Hedging Update

The following table sets forth our outstanding derivative contracts at May 2, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil	3,247,250	$65.96
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q2 - Q4 2022	Crude Oil Basis Swap (1)	3,377,500	$0.51
Q1 - Q4 2023	Crude Oil Basis Swap (1)	1,825,000	$0.57
Q2 - Q4 2022	Natural Gas	8,062,000	$3.55
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q2 - Q4 2022	Natural Gas Basis Swap (2)	5,500,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	25,550,000	$(1.28)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	25,620,000	$(1.04)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil Costless Collar	1,560,000	$83.59	$69.42
Q1 - Q4 2023	Crude Oil Costless Collar	2,190,000	$85.73	$64.50
Q2 - Q4 2022	Natural Gas Costless Collar	15,355,000	$6.33	$4.05
Q1 - Q4 2023	Natural Gas Costless Collar	14,133,000	$5.34	$3.46

Obligations and Commitments
There have been no material changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K other than those described in Note 13. Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

Commodity Price Risk, Derivative Instruments and Hedging Activity
We are exposed to various risks including energy commodity price risk. When oil, natural gas and natural gas liquid prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable. Our hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swaps, basis swaps and costless collars. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price.
We have entered into a series of derivative instruments to hedge a significant portion of our expected oil and natural gas production through December 31, 2024. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.

The following is a summary of our open oil and natural gas derivative contracts as of March 31, 2022 :

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil	3,247,250	$65.96
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q2 - Q4 2022	Crude Oil Basis Swap (1)	3,377,500	$0.51
Q1 - Q4 2023	Crude Oil Basis Swap (1)	730,000	$0.49
Q2 - Q4 2022	Natural Gas	8,062,000	$3.55
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q2 - Q4 2022	Natural Gas Basis Swap (2)	5,500,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	25,550,000	$(1.28)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	25,620,000	$(1.04)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)	Bought Floor ($/Bbl / $/MMBtu)
Q2 - Q4 2022	Crude Oil Costless Collar	1,560,000	$83.59	$69.42
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$80.34	$62.98
Q2 - Q4 2022	Natural Gas Costless Collar	12,782,500	$5.47	$3.66
Q1 - Q4 2023	Natural Gas Costless Collar	13,188,000	$4.84	$3.28

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $164.2 million at March 31, 2022. Based on the published commodity futures price curves for the underlying commodity as of March 31, 2022, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $45.5 million to an overall net liability position of $118.7 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $45.5 million to an overall net liability position of $209.7 million. There would also be a similar increase or decrease in Loss on derivative contracts, net in the Consolidated Statements of Operations.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At March 31, 2022, the outstanding borrowings under the Credit Agreement were $624.2 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At March 31, 2022, the interest rate on borrowings under the Credit Agreement was 3.812% per year. If borrowings at December 31, 2021 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $2.4 million per year.

Disclosure of Limitations
Because the information above included only those exposures that existed at March 31, 2022, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act, Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2022, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, for material matters that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
Unregistered sales of equity securities during the three months ended March 31, 2022 were reported in our Current Report on Form 8-K filed with the SEC on February 18, 2022, which report is incorporated herein by reference.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2022	1,024	$10.94	—	—
February 2022	236,076	13.66	—	—
March 2022	49,792	$13.27	—	—
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

EARTHSTONE ENERGY, INC.

Date:	May 4, 2022	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration