Form 10-Q
period 2022-06-30
EARTHSTONE ENERGY INC
filed 2022-08-04
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35049
_________________________________________________________
EARTHSTONE ENERGY, INC.
(Exact name of registrant as specified in its charter)
 _________________________________________________________

Delaware	84-0592823
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1400 Woodloch Forest Drive, Suite 300
The Woodlands, Texas 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code:  (281) 298-4246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	ESTE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 28, 2022, 104,442,648 shares of Class A Common Stock, $0.001 par value per share, and 34,261,641 shares of Class B Common Stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	230,449	50,575
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2022 and December 31, 2021, respectively	22,004	2,930
Derivative asset	3,327	1,348
Prepaid expenses and other current assets	13,646	2,549
Total current assets	269,426	61,415

Oil and gas properties, successful efforts method:
Proved properties	3,167,140	1,625,367
Unproved properties	282,569	222,025
Land	5,482	5,382
Total oil and gas properties	3,455,191	1,852,774

Accumulated depreciation, depletion and amortization	(495,971)	(395,625)
Net oil and gas properties	2,959,220	1,457,149

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $4,761 and $4,547 at June 30, 2022 and December 31, 2021, respectively	2,944	1,986
Derivative asset	3,523	157
Operating lease right-of-use assets	2,423	1,795
Other noncurrent assets	53,423	33,865
TOTAL ASSETS	$3,290,959	$1,556,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,386	$31,397
Revenues and royalties payable	150,087	36,189
Accrued expenses	72,168	31,704
Asset retirement obligation	390	395
Derivative liability	122,067	45,310
Advances	5,774	4,088
Operating lease liabilities	850	681
Other current liabilities	767	851
Total current liabilities	432,489	150,615

Noncurrent liabilities:
Revolving credit facility	395,000	320,000
8.000% Senior Notes due 2027, net	537,753	—
Deferred tax liability	36,277	15,731
Asset retirement obligation	35,555	15,471
Derivative liability	19,761	571

Operating lease liabilities	1,736	1,276
Other noncurrent liabilities	13,004	6,442
Total noncurrent liabilities	1,039,086	359,491

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 19,720,000 shares authorized; none issued or outstanding	—	—
Series A Convertible Preferred Stock, $0.001 par value, 280,000 shares authorized, issued and outstanding at June 30, 2022. None authorized, issued or outstanding at December 31 2021	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 79,217,423 and 53,467,307 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	79	53
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,261,641 and 34,344,532 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	1,326,293	718,181
Accumulated deficit	(48,367)	(159,774)
Total Earthstone Energy, Inc. equity	1,278,039	558,494
Noncontrolling interest	541,345	487,767
Total equity	1,819,384	1,046,261

TOTAL LIABILITIES AND EQUITY	$3,290,959	$1,556,367
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Oil	$286,632	$70,918	$424,384	$131,737
Natural gas	96,125	6,690	119,083	12,542
Natural gas liquids	89,794	12,063	125,234	20,964
Total revenues	472,551	89,671	668,701	165,243

OPERATING COSTS AND EXPENSES
Lease operating expense	50,514	11,747	72,145	22,596
Production and ad valorem taxes	34,195	5,176	47,510	10,203
Depreciation, depletion and amortization	66,463	26,027	100,789	50,434
General and administrative expense	14,077	9,170	26,383	17,550
Transaction costs	(402)	507	10,340	2,613
Accretion of asset retirement obligation	708	303	1,105	593
Exploration expense	—	30	92	30
Total operating costs and expenses	165,555	52,960	258,364	104,019

Gain on sale of oil and gas properties	—	348	—	348

Income from operations	306,996	37,059	410,337	61,572

OTHER INCOME (EXPENSE)
Interest expense, net	(16,625)	(2,401)	(21,943)	(4,618)
Loss on derivative contracts, net	(49,907)	(51,175)	(201,387)	(84,438)
Other income, net	249	200	296	303
Total other expense	(66,283)	(53,376)	(223,034)	(88,753)

Income (loss) before income taxes	240,713	(16,317)	187,303	(27,181)
Income tax (expense) benefit	(22,688)	486	(21,155)	794
Net income (loss)	218,025	(15,831)	166,148	(26,387)

Less: Net income (loss) attributable to noncontrolling interest	73,140	(6,960)	54,741	(11,683)

Net income (loss) attributable to Earthstone Energy, Inc.	$144,885	$(8,871)	$111,407	$(14,704)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$1.85	$(0.20)	$1.57	$(0.34)
Diluted	$1.46	$(0.20)	$1.37	$(0.34)

Weighted average common shares outstanding:
Basic	78,291,037	44,127,718	70,909,353	43,457,043
Diluted	102,410,036	44,127,718	84,266,422	43,457,043

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Conv Pref Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	—	53,467,307	34,344,532	$—	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	—	19,417,476	—	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	—	483,251	—	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	286,892	—	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	—	(286,892)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	72,766	(72,766)	—	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	—	73,440,800	34,271,766	—	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,693	—	2,693	—	2,693
Issuance of Series A Convertible Preferred Stock, net of offering costs of $674	280,000	—	—	—	—	—	279,326	—	279,326	—	279,326
Shares issued in connection with Bighorn Acquisition	—	5,650,977	—	—	6	—	77,751	—	77,757	—	77,757
Vesting of restricted stock units, net of taxes paid	—	115,521	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,232	—	—	—	—	(719)	—	(719)	—	(719)
Cancellation of Treasury shares	—	(48,232)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	10,125	(10,125)	—	—	—	149	—	149	(149)	—
Net income	—	—	—	—	—	—	—	144,885	144,885	73,140	218,025
At June 30, 2022	280,000	79,217,423	34,261,641	—	$79	$34	$1,326,293	$(48,367)	$1,278,039	$541,345	$1,819,384

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605	—	2,605
Shares issued in connection with the IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units and performance units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units and performance units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077
Stock-based compensation expense	—	—	—	—	2,175	—	2,175	—	2,175
Vesting of restricted stock units, net of taxes paid	155,058	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	66,343	—	—	—	(741)	—	(741)	—	(741)
Cancellation of treasury shares	(66,343)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	33,463	(33,463)	—	—	441	—	441	(441)	—
Net loss	—	—	—	—	—	(8,871)	(8,871)	(6,960)	(15,831)
At June 30, 2021	44,293,062	34,397,877	$44	$34	$626,791	$(209,962)	$416,907	$450,773	$867,680

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$166,148	$(26,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	100,789	50,434
Accretion of asset retirement obligations	1,105	593
Settlement of asset retirement obligations	(475)	(53)
Gain on sale of oil and gas properties	—	(348)
Gain on sale of office and other equipment	(46)	(114)
Total loss on derivative contracts, net	201,387	84,438
Operating portion of net cash paid in settlement of derivative contracts	(110,785)	(25,427)
Stock-based compensation - equity portion	4,994	7,741
Deferred income taxes	20,546	(794)
Amortization of deferred financing costs	2,069	339
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(184,315)	(4,181)
(Increase) decrease in prepaid expenses and other current assets	(11,103)	(114)
Increase (decrease) in accounts payable and accrued expenses	71,454	8,352
Increase (decrease) in revenues and royalties payable	85,570	1,795
Increase (decrease) in advances	(9,661)	(2,830)
Net cash provided by operating activities	337,677	93,444
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(1,035,289)	(187,803)
Additions to oil and gas properties	(180,381)	(28,238)
Additions to office and other equipment	(1,356)	(370)
Proceeds from sales of oil and gas properties	—	200
Net cash used in investing activities	(1,217,026)	(216,211)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	1,471,572	360,078
Repayments of borrowings under Credit Agreement	(1,396,572)	(233,718)
Proceeds from issuance of 8% Senior Notes due 2027, net	537,250	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of offering costs of $674	279,326	—
Cash paid related to the exchange and cancellation of Class A Common Stock	(4,617)	(2,821)
Cash paid for finance leases	—	(70)
Deferred financing costs	(11,623)	(1,718)
Net cash provided by financing activities	875,336	121,751
Net decrease in cash	(4,013)	(1,016)
Cash at beginning of period	4,013	1,494
Cash at end of period	$—	$478
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$9,468	$4,272
Income taxes	$625	$797
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$—	$76,572
Class A Common Stock issued in Chisholm Acquisition	$249,515	$—
Class A Common Stock issued in Bighorn Acquisition	$77,757	$—
Accrued capital expenditures	$44,285	$11,416
Lease asset additions - ASC 842	$678	$—
Asset retirement obligations	$284	$161
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2022.
Fair Value on a Recurring Basis
Derivative Financial Instruments

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative financial instruments are carried at fair value and measured on a recurring basis. The derivative financial instruments consist of fixed price swap agreements, costless collars, deferred premium put options and interest rate swaps. The Company’s commodity price hedges and interest rate swaps are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves and published LIBOR forward curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.
The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Condensed Consolidated Financial Statements.
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs” or “performance units”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2022.
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$3,327	$—	$3,327
Derivative asset - noncurrent	—	3,523	—	3,523
Total financial assets	$—	$6,850	$—	$6,850

Financial liabilities
Derivative liability - current	$—	$122,067	$—	$122,067
Derivative liability - noncurrent	—	19,761	—	19,761
Share-based compensation liability - noncurrent	—	12,898	—	12,898
Total financial liabilities	$—	$154,726	$—	$154,726

December 31, 2021
Financial assets
Derivative asset - current	$—	$1,348	$—	$1,348
Derivative asset - noncurrent	—	157	—	157
Total financial assets	$—	$1,505	$—	$1,505

Financial liabilities
Derivative liability - current	$—	$45,310	$—	$45,310
Derivative liability - noncurrent	—	571	—	571
Share-based compensation liability - current	—	7,835	—	7,835
Share-based compensation liability - noncurrent	—	6,324	—	6,324
Total financial liabilities	$—	$60,040	$—	$60,040

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the six months ended June 30, 2022. See further discussion in Note 5. Oil and Natural Gas Properties.
Items Not Recorded at Fair Value
The carrying amounts reported on the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets accounts payable, revenues and royalties payable, accrued expenses and other current liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. Borrowings under the Company’s revolving credit facility bear interest at floating market rates, therefore the carrying amount and fair value were approximately equal as of June 30, 2022 and December 31, 2021. The carrying value of EEH’s 8.000% Senior Notes due 2027, net of $12.2 million deferred financing costs, of $537.8 million and accrued interest of $9.5 million had an estimated fair value of $521.2 million as of June 30, 2022. There were no other debt instruments outstanding at December 31, 2021.
Note 3. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements, costless collars and deferred premium put options. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. A deferred premium put option represents a bought floor except, unlike a standard put option, the premium is not paid until the expiration of the option. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a significant portion of its expected oil and natural gas production through December 31, 2024. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.
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
The Company had the following open crude oil and natural gas derivative contracts as of June 30, 2022:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil	2,162,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q3 - Q4 2022	Crude Oil Basis Swap (1)	3,082,000	$0.61
Q1 - Q4 2023	Crude Oil Basis Swap (1)	4,743,500	$0.59
Q3 - Q4 2022	Natural Gas	5,159,500	$3.52
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q3 - Q4 2022	Natural Gas Basis Swap (2)	3,680,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil Costless Collar	1,357,000	$71.86	$91.39
Q1 - Q4 2023	Crude Oil Costless Collar	2,828,000	$65.74	$91.90
Q3 - Q4 2022	Natural Gas Costless Collar	11,400,500	$4.08	$6.48
Q1 - Q4 2023	Natural Gas Costless Collar	14,133,000	$3.46	$5.34

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	638,000	$70.00	$62.85
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2022			December 31, 2021
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$18,502	$(15,175)	$3,327	$3,191	$(1,843)	$1,348
Commodity contracts	Derivative liability - current	$137,242	$(15,175)	$122,067	$47,153	$(1,843)	$45,310
Commodity contracts	Derivative asset - noncurrent	$15,819	$(12,296)	$3,523	$2,721	$(2,564)	$157
Commodity contracts	Derivative liability - noncurrent	$32,057	$(12,296)	$19,761	$3,135	$(2,564)	$571
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Cash Flows Location	Statement of Operations Location	2022	2021	2022	2021
Unrealized gain (loss)	Not separately presented	Not separately presented	$29,192	$(36,653)	$(90,602)	$(59,011)
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(79,099)	(14,522)	(110,785)	(25,427)
	Total loss on derivative contracts, net	Loss on derivative contracts, net	$(49,907)	$(51,175)	$(201,387)	$(84,438)

Note 4. Acquisitions and Divestitures
Titus Agreement
On June 27, 2022, Earthstone and EEH, together as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company, Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, entered into a purchase and sale agreement (the “Titus I Purchase Agreement”).

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pursuant to the Titus I Purchase Agreement, EEH or its designated wholly-owned subsidiary will acquire (the “Titus I Acquisition”) interests in oil and gas leases and related property of Titus I located in the Northern Delaware Basin of New Mexico, for a purchase price (the “Titus I Purchase Price”) of approximately $270 million in cash and 1,811,132 shares (the “Titus I Shares”) of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”). The Titus I Purchase Price is subject to customary purchase price adjustments with an effective date of August 1, 2022, with closing anticipated in the third quarter of 2022. On June 29, 2022, in connection with the Titus I Purchase Agreement, EEH deposited approximately $18.8 million (the “Titus I Deposit”) in cash into a third-party escrow account as a deposit pursuant to the Titus I Purchase Agreement, which will be credited against the purchase price upon closing of the Titus I Acquisition. The Titus I Deposit is included in Other noncurrent assets in the Condensed Consolidated Balance Sheet as of June 30, 2022 and in Acquisition of oil and gas properties, net of cash acquired, on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022.
Also on June 27, 2022, Earthstone and EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company, Lenox Minerals II, LLC, a Delaware limited liability company and Lenox Mineral Holdings II, Inc., a Delaware limited liability company (collectively, “Titus II”), as seller, entered into a purchase and sale agreement (the “Titus II Purchase Agreement” and together with the Titus I Purchase Agreement, the “Purchase Agreements”).
Pursuant to the Titus II Purchase Agreement, EEH or its designated wholly-owned subsidiary will acquire (the “Titus II Acquisition” and together with the Titus I Acquisition, the “Acquisitions”) interests in oil and gas leases and related property of Titus II located in the Northern Delaware Basin of New Mexico, for a purchase price (the “Titus II Purchase Price”) of approximately $305 million in cash and 2,047,811 shares (the “Titus II Shares” and together with the Titus I Shares, the “Titus Shares”) of Class A Common Stock. The Titus II Purchase Price is subject to customary purchase price adjustments with an effective date of August 1, 2022, with closing anticipated in the third quarter of 2022. On June 29, 2022, in connection with the Titus II Purchase Agreement, EEH deposited approximately $21.2 million (the “Titus II Deposit”) in cash into a third-party escrow account as a deposit pursuant to the Titus II Purchase Agreement, which will be credited against the purchase price upon closing of the Titus II Acquisition. The Titus II Deposit is included in Other noncurrent assets in the Condensed Consolidated Balance Sheet as of June 30, 2022 and in Acquisition of oil and gas properties, net of cash acquired, on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022.
Bighorn Acquisition
On January 30, 2022, Earthstone, EEH, and Bighorn Asset Company, LLC, a Delaware limited liability company (“Bighorn”), as seller, entered into a purchase and sale agreement (the “Bighorn Agreement”). Pursuant to the Bighorn Agreement, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas (the "Bighorn Assets”).
On April 14, 2022, Earthstone, EEH and Bighorn consummated the transactions contemplated in the Bighorn Agreement whereby EEH acquired the Bighorn Assets for aggregate consideration of approximately $641.8 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Bighorn, and 5,650,977 shares Class A Common Stock.
The Bighorn Acquisition was accounted for as an asset acquisition. The fair value of the consideration paid by us and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on our books as of the date of the closing of the Bighorn Acquisition. Additionally, costs directly related to the Bighorn Acquisition were capitalized as a component of the purchase price. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s estimates of the acquired oil and gas properties resulting in changes to the purchase price allocation, on a relative fair value basis. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	5,650,977
Class A Common Stock price as of April 14, 2022	$13.76
Class A Common Stock consideration	77,757
Cash consideration (1)	640,157
Direct transaction costs (2)	1,619
Total consideration transferred	$719,533

Fair value of assets acquired:
Current assets	$827
Oil and gas properties	762,045
Amount attributable to assets acquired	$762,872

Fair value of liabilities assumed:
Suspense payable	27,062
Other current liabilities	3,083
Noncurrent liabilities - ARO	13,194
Amount attributable to liabilities assumed	$43,339

(1)Includes preliminary customary purchase price adjustments.
(2)Represents $1.6 million of estimated transaction costs associated with the Bighorn Acquisition which have been capitalized in accordance with ASC 805-50.
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
On February 15, 2022, Earthstone, EEH and Chisholm consummated the transactions contemplated in the Chisholm Agreement whereby EEH acquired the Chisholm Assets for aggregate consideration, as adjusted for preliminary and customary purchase price adjustments, consisting of: (i) approximately $313.8 million in cash, net of customary purchase price adjustments, paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022 and (iii) 19,417,476 shares of the Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing sales price of $12.85 per share on February 15, 2022. A Significant Shareholder, as identified below, was the majority shareholder of Chisholm as of the closing of the Chisholm Acquisition. See Note 12. Related Party Transactions for further discussion.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	19,417,476
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	249,515
Cash consideration	383,843

Total consideration transferred	$633,358

Fair value of assets acquired:
Oil and gas properties	$641,398
Amount attributable to assets acquired	$641,398

Fair value of liabilities assumed:
Other current liabilities	$2,069
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$8,040
IRM Acquisition
On January 7, 2021, the Company completed the acquisition (the “IRM Acquisition”) of all of the issued and outstanding limited liability company interests of Independence Resources Management, LLC (“IRM”) and certain of its wholly owned subsidiaries for consideration consisting of the following: (i) net cash of approximately $140.5 million (the “Cash Consideration”) and (ii) 12,719,594 shares of Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing price of $6.02 per share on January 7, 2021.
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
On July 20, 2021, Earthstone, EEH and the Seller consummated the transactions contemplated in the Tracker Agreement. At the closing of the Tracker Agreement, among other things, EEH acquired the Tracker Assets for aggregate consideration consisting of: (i) $18.8 million in cash, net of customary purchase price adjustments, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH and Sequel consummated the transactions contemplated in the Sequel Agreement. At the closing of the Sequel Agreement, among other things, EEH acquired the Sequel Assets for aggregate consideration consisting of: (i) $41.4 million in cash, net of customary purchase price adjustments, and (ii) 1.5 million shares of Class A Common Stock. A Significant Shareholder, as identified below, owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. See Note 12. Related Party Transactions for further discussion.
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
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Bighorn Acquisition, Chisholm Acquisition, IRM Acquisition and Tracker/Sequel Acquisitions had been completed as of January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for Bighorn, Chisholm, IRM, Tracker, Sequel and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited supplemental pro forma results of operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$501,601	$291,725	$893,604	$512,796
Income (loss) before taxes	261,050	(3,675)	333,366	(12,522)
Net income (loss)	238,362	(3,544)	312,211	(12,319)
Less: Net income (loss) attributable to noncontrolling interest	76,673	(1,528)	102,865	(5,454)
Net income (loss) attributable to Earthstone Energy, Inc.	161,689	(2,016)	209,346	(6,865)
Pro forma net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$2.07	$(0.03)	$2.95	$(0.09)
Diluted	$1.62	$(0.03)	$2.54	$(0.09)

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $167.3 million and operating expenses of $50.9 million for the period April 14, 2022 to June 30, 2022 related to the Bighorn Acquisition. The Company has included in its Condensed Consolidated Statements of Operations, revenues of $128.1 million and operating expenses of $46.3 million for the period February 15, 2022 to June 30, 2022 related to the Chisholm Acquisition. During the three and six months ended June 30, 2022, the Company recorded $0.3 million and $10.3 million, respectively, of legal and professional fees related to the Chisholm Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations.
Foreland-BCC Acquisition

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
Eagle Ford Divestiture
On July 1, 2022, the Company sold certain non-operated oil and gas properties located in Fayette and Gonzales Counties of Texas. In connection with the sale, the Company received preliminary cash consideration of approximately $25.6 million which is subject to customary final purchase price adjustments.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and six months ended June 30, 2022, depletion expense for oil and gas producing property and related equipment was $66.2 million and $100.3 million, respectively. For the three and six months ended June 30, 2021, depletion expense for oil and gas producing property and related equipment was $25.9 million and $50.1 million, respectively.
Our accrual basis capital expenditures for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Drilling and completions	$119,300	$201,300
Leasehold costs	151	260
Total capital expenditures	$119,451	$201,560

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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three and six months ended June 30, 2022 and 2021.
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 represents the portion of net income (loss) attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US. The term “EEH Unit” means the units of limited liability company interests of EEH denominated as common units.
The following table presents the changes in noncontrolling interest for the six months ended June 30, 2022:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2021	53,467,307	60.9%	34,344,532	39.1%	87,811,839
EEH Units issued in connection with the Chisholm Acquisition	19,417,476		—		19,417,476
EEH Units issued in connection with the Bighorn Acquisition	5,650,977		—		5,650,977
EEH Units and Class B Common Stock converted to Class A Common Stock	82,891		(82,891)		—
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	598,772		—		598,772
As of June 30, 2022	79,217,423	69.8%	34,261,641	30.2%	113,479,064

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share—diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Earthstone Energy, Inc.	$144,885	$(8,871)	$111,407	$(14,704)

Net income (loss) attributable to Earthstone Energy, Inc. from assumed conversion of Series A Preferred Stock (2)	4,351	—	4,351	—

Net income (loss) attributable to Earthstone Energy, Inc. - Diluted	$149,236	$(8,871)	$115,758	$(14,704)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$1.85	$(0.20)	$1.57	$(0.34)
Diluted	$1.46	$(0.20)	$1.37	$(0.34)

Weighted average common shares outstanding
Basic	78,291,037	44,127,718	70,909,353	43,457,043
Add potentially dilutive securities:
Unvested restricted stock units (1)	493,600	—	506,760	—
Unvested performance units (1)	2,003,778	—	1,979,770	—
Series A Preferred Stock (2)	21,621,621	—	10,870,539	—
Diluted weighted average common shares outstanding	102,410,036	44,127,718	84,266,422	43,457,043

(1)For the three and six months ended June 30, 2022 and 2021, the 1,099,800 performance units granted on January 27, 2021 were excluded due to an assumed settlement in cash and the liability treatment described in Note 9. Stock-Based Compensation. For the three and six months ended June 30, 2021, there were no dilutive effects related to unvested restricted stock units or performance units due to the losses for those periods.
(2)On April 14, 2022, Earthstone issued 280,000 shares of Series A Convertible Preferred Stock which automatically converted into 25,225,225 shares of Class A Common Stock on July 6, 2022. Under the “If-Converted” method, the shares would have been assumed issued on April 14, 2022 which would have resulted in an additional allocation of Net income (loss) attributable to Earthstone Energy, Inc. of $4.4 million for both the three and six months ended June 30, 2022.
The Class B Common Stock, par value $0.001 per share of Earthstone (the “Class B Common Stock” and with the Class A Common Stock, the “Common Stock”) has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $73.1 million for the three months ended June 30, 2022 and net income attributable to noncontrolling interest of $54.7 million for the six months ended June 30, 2022 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $7.0 million for the three months ended June 30, 2021 and net loss attributable to noncontrolling interest of $11.7 million for the six months ended June 30, 2021 would be added back to Net loss attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net loss per common share attributable to Earthstone Energy, Inc.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8. Common Stock and Preferred Stock
Class A Common Stock
At June 30, 2022 and December 31, 2021, there were 79,217,423 and 53,467,307 shares of Class A Common Stock issued and outstanding, respectively. In connection with the Chisholm Acquisition, on February 15, 2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date. In connection with the Bighorn Acquisition, on April 14, 2022, Earthstone issued 5,650,977 shares of Class A Common Stock valued at approximately $77.8 million on that date.
During the three and six months ended June 30, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 163,753 and 933,896 shares, respectively, of Class A Common Stock, of which 48,232 and 335,124 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation.
During the three and six months ended June 30, 2021, (1) in connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximated $76.6 million on that date, (2) as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 221,401 and 487,660 shares, respectively, of Class A Common Stock, of which 66,343 and 145,654 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability and (3) as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.
Class B Common Stock
At June 30, 2022 and December 31, 2021, there were 34,261,641 and 34,344,532 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2022, 10,125 and 82,891 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and six months ended June 30, 2021, 33,463 and 611,494 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Series A Convertible Preferred Stock
On January 30, 2022, Earthstone entered into a securities purchase agreement (the “SPA”) with EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC, a fund managed by Post Oak Energy Capital, LP (“Post Oak” and collectively with EnCap Fund XI, the “Investors”) to sell, in a private placement (the “Private Placement”), 280,000 shares of newly authorized convertible preferred stock, $0.001 par value per share (the “Series A Preferred Stock”), each share of which would be convertible into 90.0900900900901 shares of Class A Common Stock for anticipated gross proceeds of $280.0 million, at a price of $1,000.00 per share of Series A Preferred Stock (or $11.10 per share of Class A Common Stock on an as-converted basis). The Private Placement was contingent upon the closing of the Bighorn Acquisition. The Company used the net proceeds from the sale of the Series A Preferred Stock to partially fund the Bighorn Acquisition. See Note 12. Related Party Transactions for further discussion.
On April 14, 2022, Earthstone, EnCap Fund XI and Cypress consummated the sale and issuance of 280,000 shares of Series A Preferred Stock pursuant to the SPA in exchange for cash proceeds of $279.3 million, net of offering costs.
At June 30, 2022 and December 31, 2021, there were 280,000 and no shares of the Series A Preferred Stock issued and outstanding, respectively.
On July 6, 2022, the Series A Preferred Stock automatically converted into 25,225,225 shares of Class A Common Stock. As such, the Series A Preferred Stock is no longer outstanding and the Investors now hold the 25,225,225 shares of Class A Common Stock issued upon the conversion of the Series A Preferred Stock.
On July 15, 2022, Earthstone filed a certificate of elimination with the Secretary of State of the State of Delaware eliminating all provisions of the certificate of designations previously filed by Earthstone with the Secretary of State of the State of Delaware on April 13, 2022 related to the Series A Preferred Stock.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of June 30, 2022, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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
The table below summarizes RSU award activity for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	771,817	$5.91
Granted	487,215	$11.20
Forfeited	(10,100)	$7.08
Vested	(325,771)	$7.70
Unvested RSUs at June 30, 2022	923,161	$8.06

As of June 30, 2022, there was $8.4 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.09 years.
For the three and six months ended June 30, 2022, Stock-based compensation related to RSUs was $1.5 million and $2.7 million, respectively. For the three and six months ended June 30, 2021, Stock-based compensation related to RSUs was $1.2 million and $2.7 million, respectively.
Performance Units
The table below summarizes PSU activity for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	2,751,725	$8.42
Granted	472,485	$19.42
Vested	(608,125)	$9.30
Unvested PSUs at June 30, 2022	2,616,085	$10.20

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
On January 27, 2021, the Board granted 1,099,800 PSUs to certain officers pursuant to the 2014 Plan (the “2021 PSUs”). The PSUs are payable in cash or shares of Class A Common Stock upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 of certain performance criteria established by the Board. The Company classifies these awards as liability awards as they are expected to be paid in cash. As of June 30, 2022 and December 31, 2021, $12.9 million and $6.3 million, respectively, have been included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets related to the 2021 PSUs.
On January 28, 2019, the Board granted 669,550 PSUs to certain named executive officers pursuant to the 2014 Plan (the “2019 PSUs”). The 2019 PSUs were payable in shares of Class A Common Stock based upon the achievement by Earthstone over a period commencing on February 1, 2019 and ending on January 31, 2022 of performance criteria established by the Board. On January 31, 2022, the Company settled the remaining 608,125 PSUs, net of forfeitures, at a rate of 1.97x. 1.0x was settled through the issuance of 608,125 shares of Class A Common Stock and the remainder was settled in cash.
As of June 30, 2022, there was $22.5 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 0.94 years.
For the three and six months ended June 30, 2022, Stock-based compensation related to all PSUs was approximately $4.5 million and $9.1 million, respectively. For the three and six months ended June 30, 2021, Stock-based compensation related to all PSUs was approximately $3.2 million and $5.0 million, respectively. A liability of $12.9 million related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2022.
Note 10. Long-Term Debt
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
On January 30, 2022, Earthstone, EEH, as Borrower, Wells Fargo as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amended and restated Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing of the Chisholm Agreement.
On April 12, 2022, EEH issued $550.0 million aggregate principal amount of unsecured 8.000% senior notes due 2027 (the “Notes”). EEH received net proceeds from the offering (the “Notes Offering”) which reduced the elected commitments by $500 million.
On April 14, 2022, in connection with the Notes Offering, the Company voluntarily elected to reduce commitments under the borrowing base of the Credit Agreement to $800 million.
On June 2, 2022, the Company, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Sixth Amendment”) to the Credit Agreement. Among other things, the Amendment extended the maturity of the Credit Agreement to June 2027, increased the borrowing base from $1.325 billion to $1.4 billion and reduced the interest rate for amounts outstanding. Elected commitments under the Credit Agreement remain at $800 million.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around November 1, 2022. Subsequent redeterminations are expected to occur on or about each May 1st and November 1st thereafter. The amounts

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (the “Adjusted Term SOFR Rate”) plus 2.25% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.25% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on June 2, 2027. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
In addition, the Credit Agreement requires EEH to maintain the following financial covenants: a current ratio, (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which, for the period ended June 30, 2022, was calculated by multiplying EBITDAX for the fiscal quarter ending on such date by four. The term “EBITDAX” means, for any period, the sum of consolidated net income (loss) for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income (loss) in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income (loss) in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income (loss), the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2022, EEH was in compliance with the covenants under the Credit Agreement.
As of June 30, 2022, $395.0 million of borrowings were outstanding under the Credit Agreement, bearing annual interest of 4.584%, resulting in an additional $405.0 million of borrowing base availability under the Credit Agreement. At December 31, 2021, there were $320.0 million of borrowings outstanding under the Credit Agreement.
For the three and six months ended June 30, 2022, interest on borrowings under the Credit Agreement averaged 4.42% and 4.04% per annum, respectively, which excluded commitment fees of $0.0 million and $0.2 million, respectively, and amortization of deferred financing costs of $0.9 million and $1.6 million, respectively. For the three and six months ended June 30, 2021, interest on borrowings under the Credit Agreement averaged 3.33% and 3.36% per annum, respectively, which excluded commitment fees of $0.2 million and $0.4 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.3 million, respectively.
During the three and six months ended June 30, 2022, the Company capitalized $5.7 million and $11.6 million, respectively, of costs associated with the Credit Agreement. During the three and six months ended June 30, 2021, the Company capitalized $0.8 million and $1.8 million, respectively, of costs associated with the Credit Agreement.
Related to the Credit Agreement, the Company had debt issuance costs of $18.3 million and $6.7 million, net of accumulated amortization of $4.9 million and $3.3 million, as of June 30, 2022 and December 31, 2021, respectively. The Company’s policy is to capitalize the financing costs associated with the Credit Agreement and amortize those costs on a straight-line basis over the term of the associated debt. The capitalized costs related to the Credit Agreement are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
8.000% Senior Notes
EEH received net proceeds from the Notes Offering of approximately $537.2 million (after deducting underwriting discounts and commissions) which was used primarily to fund the Bighorn Acquisition and the remainder for general corporate purposes.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 12, 2022, in connection with the completion of the Notes Offering, EEH entered into an indenture, dated as of April 12, 2022 (the “Indenture”), among EEH, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The Notes will mature on April 15, 2027 with interest accruing at a rate of 8.000% per annum payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing October 15, 2022. Before April 15, 2024, EEH may redeem some or all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes redeemed plus the “applicable premium” as of and accrued and unpaid interest, if any, to, but excluding, the date of redemption. EEH may redeem, at its option, all or part of the Notes at any time on or after April 15, 2024, at the applicable redemption price plus accrued and unpaid interest to, but not including, the date of redemption. Further, before April 15, 2024, EEH may on one or more occasions redeem up to 35% of the aggregate principal amount of the Notes in an amount not exceeding the net proceeds from one or more private or public equity offerings at a redemption price of 108.000% of the principal amount of the Notes, plus accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of each such equity offering. Upon a Change of Control (as defined in the Indenture) EEH must offer to repurchase the Notes on terms and conditions set forth in detail in the Indenture.
The Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries (the “Guarantors”) and may be guaranteed by certain of EEH’s future restricted subsidiaries. The Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under EEH’s revolving credit facility, to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors.
The Indenture restricts EEH’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture), including the Guarantors, to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire its capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from its Restricted Subsidiaries to EEH; (vii) consolidate, merge or transfer all or substantially all of its assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications set forth in the Indenture. If the Notes achieve an Investment Grade Rating (as defined in the Indenture) or better from two of three of Moody’s Investors Service, Inc., S&P Global Ratings, or Fitch Ratings, Inc., many of these covenants will be suspended.
The Indenture contains customary events of default (each an “Event of Default”). If an Event of Default occurs and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the unpaid principal of, premium, if any, and accrued but unpaid interest on, all the Notes then outstanding to be due and payable. Upon such a declaration, such principal, premium, if any, and interest will be due and payable immediately. If an Event of Default relating to certain events of bankruptcy or insolvency of EEH or any Significant Subsidiary (as defined in the Indenture) occurs, the principal of, premium, if any, and the interest on, all the Notes will become immediately due and payable without any declaration or other act on the part of the Trustee or any holders of the Notes. Under certain circumstances, the holders of a majority in principal amount of the outstanding Notes may rescind any such acceleration with respect to the Notes and its consequences.
During the three and six months ended June 30, 2022, the Company capitalized $12.8 million of costs associated with the Notes. No costs associated with the Notes were capitalized during the three and six months ended June 30, 2021.
Related to the Notes, the Company had debt issuance costs of $12.2 million, net of accumulated amortization of $0.5 million, as of June 30, 2022. The Company’s policy is to capitalize the financing costs associated with the Notes and amortize those costs on a straight-line basis over the term of the Notes. The capitalized costs associated with the Notes are included in 8.000% Senior Notes due 2027, net in the Condensed Consolidated Balance Sheets.
As of June 30, 2022, accrued interest of $9.5 million associated with the Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, 2022 (in thousands):

2022
Beginning asset retirement obligations	$15,866
Liabilities incurred	215
Liabilities settled	(475)
Acquisitions	19,165
Accretion expense	1,105
Revision of estimates	69
Ending asset retirement obligations	$35,945

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
As discussed in Note 4. Acquisitions, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $377.5 million in cash, net of preliminary and customary purchase price adjustments, and 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Agreement was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common Stock and (2) increased the Significant Stockholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022.
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
As described in Note 8. Common Stock and Preferred Stock, on January 30, 2022, Earthstone entered into the SPA with certain affiliates of EnCap and Post Oak (collectively, the “Investors”) to issue 220,000 shares and 60,000 shares, respectively, of the Series A Preferred Stock. On April 14, 2022, the SPA was consummated resulting in the issuance of the total of 280,000 shares of the Series A Preferred Stock in exchange for cash proceeds of $279.3 million, net of offering costs.
On July 6, 2022, the Series A Preferred Stock automatically converted into 25,225,225 shares of Class A Common Stock.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Commitment to Purchase Materials
The Company entered into an agreement to purchase certain materials related to its drilling completion activities through 2024 (the “Materials Purchase Agreement”). The Company has already fulfilled its 2022 financial obligation under the Materials Purchase Agreement and the Company has committed to payments totaling $13.6 million and $3.7 million due on or before January 1, 2023 and 2024, respectively.
Environmental and Regulatory
As of June 30, 2022, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.
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
On February 15, 2022, the Company completed the Chisholm Acquisition which included the issuance of 19,417,476 shares of Class A Common Stock. When there is a change in ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), it results in a limitation that applies to all net operating losses (“NOLs”) and credits generated prior to the ownership change date that can be used to offset taxable income incurred after the ownership change date (the “382 Limitation”). The annual limitation is based on Earthstone’s stock value prior to the ownership change, multiplied by the applicable federal long-term, tax-exempt interest rate (the “FLTR”). Based on Earthstone’s stock price at the close of business on February 15, 2022 of $12.85 and the applicable FLTR of 1.46%, the current limitation is estimated to be $10.1 million per year. Additionally, unutilized 382 Limitation amounts can be carried forward to future years, cumulatively.
As of June, 2022 and December 31, 2021, a current liability of $0.8 million and $0.9 million, respectively, are included in Other current liabilities in the Condensed Consolidated Balance Sheets. The amounts represent current Texas Margin Tax payable.
During the six months ended June 30, 2022, the Company recorded income tax expense of approximately $21.2 million which included (1) a deferred income tax expense for Earthstone of $17.9 million, which included a deferred income tax expense of $24.3 million resulting from its share of the distributable income from EEH, offset by a $6.4 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $2.0 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $1.3 million related to state taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2022.
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
Recent Developments
Titus Purchase Agreements
On June 27, 2022, Earthstone and Earthstone Energy Holdings, LLC (“EEH”), a subsidiary of Earthstone, together as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company, Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, entered into a purchase and sale agreement (the “Titus I Purchase Agreement”).
Pursuant to the Titus I Purchase Agreement, EEH or its designated wholly-owned subsidiary will acquire (the “Titus I Acquisition”) interests in oil and gas leases and related property of Titus I located in the Northern Delaware Basin of New Mexico, for a purchase price (the “Titus I Purchase Price”) of approximately $270 million in cash and 1,811,132 shares (the “Titus I Shares”) of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”). The Titus I Purchase Price is subject to customary purchase price adjustments with an effective date of August 1, 2022. On June 29, 2022, in connection with the Titus I Purchase Agreement, EEH deposited approximately $18.8 million in cash into a third-party escrow account as a deposit pursuant to the Titus I Purchase Agreement, which will be credited against the purchase price upon closing of the Titus I Acquisition.
Also on June 27, 2022, Earthstone and EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company, Lenox Minerals II, LLC, a Delaware limited liability company and Lenox Mineral Holdings II, Inc., a Delaware limited liability company (collectively, “Titus II”), as seller, entered into a purchase and sale agreement (the “Titus II Purchase Agreement” and together with the Titus I Purchase Agreement, the “Purchase Agreements”).
Pursuant to the Titus II Purchase Agreement, EEH or its designated wholly-owned subsidiary will acquire (the “Titus II Acquisition” and together with the Titus I Acquisition, the “Titus Acquisitions”) interests in oil and gas leases and related property of Titus II located in the Northern Delaware Basin of New Mexico, for a purchase price (the “Titus II Purchase Price”) of approximately $305 million in cash and 2,047,811 shares (the “Titus II Shares” and together with the Titus I Shares, the “Titus Shares”) of Class A Common Stock. The Titus II Purchase Price is subject to customary purchase price adjustments with an effective date of August 1, 2022. On June 29, 2022, in connection with the Titus II Purchase Agreement, EEH deposited approximately $21.2 million in cash into a third-party escrow account as a deposit pursuant to the Titus II Purchase Agreement, which will be credited against the purchase price upon closing of the Titus II Acquisition.

The Purchase Agreements contain customary representations and warranties for transactions of this nature. The Purchase Agreements also contain customary pre-closing covenants of the parties, including the obligation of Titus I and Titus II to conduct business in an ordinary course consistent with past practice and to refrain from taking certain specified actions, subject to certain exceptions. The Titus Acquisitions are expected to close in the third quarter of 2022.
In connection with the closing of the Purchase Agreements, Earthstone will also enter into a customary registration rights agreement with Titus I and Titus II and their respective equity holders containing provisions by which Earthstone will, among other things, file a registration statement on Form S-3 with the SEC providing for the registration of the Titus Shares and cooperate in certain underwritten offerings thereof.
In connection with the closing of the Purchase Agreements, Earthstone will also enter into a customary lock-up agreement with Titus I and Titus II and their respective equity holders providing that such holders will not transfer, subject to limited exceptions, 50% of the Titus Shares for 30 days after the closing of the Titus Acquisitions and the remaining Titus Shares 60 days after the closing of the Titus Acquisitions.
Bighorn Acquisition
On April 14, 2022, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH”), and Bighorn Asset Company, LLC (“Bighorn”) as seller, consummated the transactions contemplated in the Purchase and Sale Agreement dated January 30, 2022, by and among Earthstone, EEH and Bighorn (the “Bighorn Purchase Agreement”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the Bighorn Purchase Agreement, among other things, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas, for a purchase price (the “Purchase Price”) of approximately $641.8 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Bighorn, and 5,650,977 shares (the “Bighorn Shares”) of Class A Common Stock. At the closing of the Bighorn Acquisition, 510,638 of the Bighorn Shares were deposited in a stock escrow account for Bighorn’s indemnity obligations and 5,140,339 of the Bighorn Shares (the “Closing Shares”) were issued to Bighorn Permian Resources, LLC (“Bighorn Permian”). On April 14, 2022, in connection with the closing of the Bighorn Purchase Agreement, Earthstone and Bighorn Permian entered into a customary registration rights agreement relating to the Bighorn Shares.
In connection with the closing of the Bighorn Purchase Agreement, Earthstone entered into a customary lock-up agreement on April 14, 2022 with Bighorn Permian providing that such holder will not transfer 5,140,339 of the Closing Shares (the “Lock-up Shares”) for 60 days after the closing of the Bighorn Acquisition. Sixty days after the closing of Bighorn Acquisition, 25% of the Lock-up Shares may be transferred; ninety days after the closing of the Bighorn Acquisition, an additional 25% of the Lock-up Shares may be transferred; and one hundred twenty days after the closing of the Bighorn Acquisition, the remaining 50% of the Lock-up Shares may be transferred.
Securities Purchase Agreement
Also, on April 14, 2022, Earthstone, EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC (“Cypress” and collectively with EnCap Fund XI, the “Investors”), a fund managed by Post Oak Energy Capital, LP (“Post Oak”), consummated the sale and issuance of 280,000 shares of newly authorized Series A convertible preferred stock, par value $0.001 per share, of Earthstone (the “Series A Preferred Stock”), pursuant to that certain Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors (the “SPA”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the SPA, Earthstone issued 280,000 shares (the “PIPE Shares”) of Series A Preferred Stock in exchange for gross cash proceeds of $280 million (the “Private Placement”).
On June 15, 2022, notice of action by written consent (the “Written Consent”) pursuant to Section 228(e) of the General Corporation Law of the State of Delaware (the “DGCL”), as well as the Information Statement on Schedule 14C (the “Information Statement”), were furnished by the Board of Directors of Earthstone to the holders of record at the close of business on January 30, 2022 of the outstanding shares of Class A Common Stock and Class B common stock, par value $0.001 per share of Earthstone (the “Class B Common Stock” and with the Class A Common Stock, the “Common Stock”) pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The purpose of the Information Statement was to provide formal notice to Earthstone’s stockholders that, on January 30, 2022, holders of approximately 61.6% of the voting power of all of the outstanding shares of Common Stock delivered to Earthstone an irrevocable Written Consent in lieu of a special meeting of stockholders approving the conversion feature of the Series A Preferred Stock and the issuance of the Class A Common Stock upon conversion of the Series A Preferred Stock. This action was required to be taken to comply with the rules of the New York Stock Exchange on which the Class A Common Stock is listed.

Pursuant to the DGCL, the Written Consent was effective upon delivery to Earthstone. Pursuant to Rule 14c-2 of the Exchange Act, the actions contemplated by the Written Consent were to be taken 20 calendar days following the date the Company first mailed the Information Statement to its stockholders. Accordingly, the conversion of the Series A Preferred Stock into 25,225,225 shares of Class A Common Stock automatically occurred on July 6, 2022 (the 21st calendar day following the date on which the Information Statement was mailed to stockholders). The Series A Preferred Stock is no longer outstanding and the Investors were issued 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Preferred Stock.
On April 14, 2022, in connection with the closing of the SPA, Earthstone and the Investors entered into a customary registration rights agreement relating to the shares of Class A Common Stock underlying the PIPE Shares. On July 15, 2022, a registration statement on Form S-3 with respect to the resale of the PIPE shares was declared effective by the SEC.
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
The Notes Offering closed on April 12, 2022. EEH received net proceeds from the Notes Offering of approximately $537.2 million (after deducting underwriting discounts and commissions) which was used primarily to fund the Bighorn Acquisition and the remainder for general corporate purposes.
Credit Agreement
On January 30, 2022, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Fifth Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, Citizens Bank, N.A., KeyBank National Association, U.S. Bank National Association, Fifth Third Bank, PNC Bank, National Association, and Bank of America, N.A., as Documentation Agents, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing of that certain Purchase and Sale Agreement dated as December 15, 2021 (the “Chisholm Agreement”) by and among Earthstone, EEH, Chisholm Energy Operating, LLC (“OpCo”) and Chisholm Energy Agent, Inc. (“Agent” and collectively with OpCo, “Chisholm”); provided that upon the closing of the Bighorn Acquisition, the borrowing base and corresponding elected commitments would increase to $1.325 billion, unless Earthstone completed an unsecured senior notes offering (“Notes Offering”) prior to the closing of the Bighorn Acquisition in which case the elected commitments would be reduced by the amount of the net proceeds from a Notes Offering up to $500 million (the “Notes Offering Elected Commitments Reduction”); provided for an increase in interest rates by 0.50% in the event a Notes Offering has not been completed prior to the closing of the Bighorn Acquisition; provided mechanics relating to the transition from LIBOR to a benchmark replacement rate, the Secured Overnight Financing Rate, to be effective contemporaneously with the effectiveness of the Amendment on January 30, 2022; added certain hedging requirements relating to anticipated oil and natural gas production of the properties to be acquired pursuant to the Bighorn Acquisition; adjusted some financial covenants; redefined the limitations on certain restricted payments the Borrower may make; and made certain administrative changes to the Credit Agreement.
On April 14, 2022, in advance of the potential aforementioned Notes Offering Elected Commitments Reduction, the Company voluntarily elected to reduce commitments under the borrowing base of the Credit Facility to $800 million.
On June 2, 2022, the Company, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Sixth Amendment”) to the Credit Agreement. Among other things, the Sixth Amendment extended the maturity of the Credit Agreement to June 2027, increased the borrowing base from $1.325 billion to $1.4 billion and reduced the interest rate for amounts outstanding. Elected commitments under the Credit Agreement remain at $800 million.

Chisholm Acquisition
On February 15, 2022, Earthstone, EEH, and Chisholm, as seller, consummated the transactions contemplated in the Chisholm Agreement that was previously reported on Form 8-K filed with the SEC on December 17, 2021. At the closing of the Chisholm Agreement, among other things, EEH acquired (the “Chisholm Acquisition”) interests in oil and gas leases and related property of Chisholm located in Lea County and Eddy County, New Mexico, for aggregate consideration, as adjusted for preliminary and customary purchase price adjustments, consisting of: (i) approximately $313.8 million in cash that continues to remain subject to post-closing settlement adjustments between EEH and Chisholm paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022; and (iii) 19,417,476 shares of Class A Common Stock. See further discussion in Note 12. Related Party Transactions in the Notes to Consolidated Financial Statements.
Cash consideration for the Chisholm Acquisition was funded by borrowings under our senior secured revolving credit facility whose borrowing base was increased from $650 million to $825 million upon consummation of the Chisholm Acquisition.
Inflation
Inflation has begun to impact our operations. We have already experienced increases in the costs of certain materials, equipment and services used in our business processes. We continue to closely monitor these costs and work to minimize additional potential increases when possible.
COVID-19
Despite the recoveries in commodity prices from 2020 lows, recent surges from COVID-19 variants continue to impact the global economy, disrupt global supply chains and may create significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including how the pandemic and measures taken in response to its impact on demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of disruption, including any resurgence, and we expect that the longer the duration of any such disruption, the greater the adverse impact may be on our business. In 2022, we have not experienced a material impact to date to our business processes, but our management team continues to evaluate COVID-19 factors as they occur.
Areas of Operation
Our primary focus is concentrated in the Midland Basin in West Texas and the Delaware Basin in New Mexico, a high oil and liquids rich resource which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Consolidation Focus
We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the volatility in commodity prices. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities which could provide us the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage in close proximity to our existing acreage that would allow for longer horizontal laterals providing higher economic returns, increased operated inventory and greater operating efficiency. In short, we believe we are well qualified to continue to be a consolidator which could increase the scale of our operations and add value to our shareholders.
Operations Update
During the second quarter of 2022 for our Company-operated activity, we commenced drilling seven gross (5.6 net) wells and brought six gross (4.8 net) wells online in the Midland Basin. In the Delaware Basin, we commenced drilling eight gross (5.6 net) wells and brought six gross (4.0 net) wells online.
We brought online a two-well pad in Lea County, the Bel-Air 5-8 pad, in late June. This pad is one of our first sets of wells to be drilled and completed by us from start to finish after closing on our initial Delaware Basin acquisition earlier this year. After initially allowing the wells to flow naturally, we recently installed artificial lift and are seeing current average production rates of 1,085 Boepd (92% oil) per well as the wells continue to clean up.
We are currently operating a four-rig drilling program, with two rigs in the Midland Basin and two rigs in the Delaware Basin. We anticipate picking up a fifth rig late in the third quarter of 2022 that will be operated in the Delaware Basin. For full year 2022 and only for our Company-operated activity, we anticipate spudding 38 gross (33.5 net) wells and bringing 34 gross (30.7 net) wells online in the Midland Basin. In the Delaware Basin, we anticipate spudding 28 gross (19.1 net) wells and bringing 27 gross (19.3 net) wells online. This includes spudding four more Delaware Basin wells in 2022 compared to our prior plans as a result of drilling efficiencies and also includes spudding an incremental four gross (3.3 net) wells and bringing an incremental six gross (5.5 net) wells online in the Delaware Basin as a result of the Titus Acquisition and the expected addition of the fifth rig.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Three Months Ended June 30, 2022, compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	2,587	1,083	139%
Natural gas (MMcf)	14,414	2,927	392%
Natural gas liquids (MBbl)	2,029	496	309%
Barrels of oil equivalent (MBoe)	7,018	2,067	240%
Average Daily Production (Boepd)	77,125	22,716	240%

Average prices:
Oil (per Bbl)	$110.80	$65.47	69%
Natural gas (per Mcf)	$6.67	$2.29	191%
Natural gas liquids (per Bbl)	$44.25	$24.31	82%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$87.30	$52.39	67%
Natural gas ($/Mcf)	$5.40	$2.19	147%
Natural gas liquids ($/Bbl)	$44.25	$24.31	82%

(In thousands)
Oil revenues	$286,632	$70,918	304%
Natural gas revenues	$96,125	$6,690	1,337%
Natural gas liquids revenues	$89,794	$12,063	644%

Lease operating expense	$50,514	$11,747	330%
Production and ad valorem taxes	$34,195	$5,176	561%
Depreciation, depletion and amortization	$66,463	$26,027	155%

General and administrative expense (excluding stock-based compensation)	$8,117	$4,758	71%
Stock-based compensation	$5,960	$4,412	35%
General and administrative expense	$14,077	$9,170	54%

Interest expense, net	$(16,625)	$(2,401)	592%

Unrealized gain (loss) on derivative contracts	$29,192	$(36,653)	(180)%
Realized (loss) on derivative contracts	$(79,099)	$(14,522)	445%
Loss on derivative contracts, net	$(49,907)	$(51,175)	(2)%

Income tax (expense) benefit	$(22,688)	$486	NM
NM – Not Meaningful

Results of Operations Highlights
The Bighorn Acquisition, the Chisholm Acquisition, the Foreland Acquisition and the Tracker/Sequel Acquisitions (collectively, the “Acquisitions”) have had a significant impact on our results of operations for the three and six months ended June 30, 2022 as compared to the corresponding periods of 2021. In addition, commodity prices have improved, further impacting our results of operations. Below is a discussion highlighting the impact of our recent acquisitions.
Oil revenues
For the three months ended June 30, 2022, oil revenues increased by $215.7 million, or 304%, relative to the comparable period in 2021. Of the increase, $166.6 million was attributable to an increase in sales volume and $49.1 million was attributable to an increase in our realized price. Our average realized price per Bbl increased from $65.47 for the three months ended June 30, 2021 to $110.80, or 69%, for the three months ended June 30, 2022. Additionally, we had a net increase in the volume of oil sold of 1,504 MBbls, or 139%, which included an increase of 1,392 MBbls related to the wells acquired in the Acquisitions and an increase of 112 MBbls in our other wells primarily resulting from new wells coming online related to our 2022 drilling program.
Natural gas revenues
For the three months ended June 30, 2022, natural gas revenues increased by $89.4 million, or 1,337%, relative to the comparable period in 2021. Of the increase, $76.6 million was due to increased sales volume and $12.8 million was attributable to an increase in realized price. Our average realized price per Mcf increased 191% from $2.29 for the three months ended June 30, 2021 to $6.67 for the three months ended June 30, 2022. The total volume of natural gas produced and sold increased 11,487 MMcf, or 392%, which included an increase of 11,717 MMcf related to the wells acquired in the Acquisitions and a decrease of 230 MMcf in our other wells primarily resulting from natural declines.
Natural gas liquids revenues
For the three months ended June 30, 2022, natural gas liquids revenues increased by $77.7 million, or 644%, relative to the comparable period in 2021. Of the increase, $9.9 million was attributable to an increase in our realized price and $67.8 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 1,533 MBbls, or 309%, primarily resulting from an increase of 1,555 MMcf related to the wells acquired in the Acquisitions.
Lease operating expense (“LOE”)
LOE increased by $38.8 million, or 330%, for the three months ended June 30, 2022 relative to the comparable period in 2021, due to a $29.8 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $9.0 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended June 30, 2022 increased by $29.0 million, or 561%, relative to the comparable period in 2021 due to a $23.4 million increase resulting from the properties acquired in the Acquisitions and a $5.6 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended June 30, 2022 increased by $40.4 million, or 155%, relative to the comparable period in 2021, primarily due to a $34.9 million increase in DD&A related to the assets acquired in the Acquisitions and a $5.5 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties which were also affected by inflationary factors.
General and administrative expense (“G&A”)
G&A for the three months ended June 30, 2022 increased by $4.9 million, or 54%, relative to the comparable period in 2021, primarily due to a $2.6 million increase attributable to higher payroll and employee costs associated with increased headcount, an increase of $1.5 million in non-cash performance-based stock-based compensation expense resulting from an increase in the market value of our Class A Common Stock and the remaining $0.8 million primarily due to increased professional fees due to overall increased operating activity.

Interest expense, net
Interest expense increased from $2.4 million for the three months ended June 30, 2021 to $16.6 million for the three months ended June 30, 2022, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended June 30, 2022, we recorded a net loss on derivative contracts of $49.9 million, consisting of unrealized mark-to-market gains of $29.2 million related to our commodity hedges, offset by net realized losses on settlements of our commodity hedges of $79.1 million. For the three months ended June 30, 2021, we recorded a net loss on derivative contracts of $51.2 million, consisting of unrealized mark-to-market losses of $36.6 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $14.5 million and net realized losses on our interest rate swap of $0.1 million.
Income tax (expense) benefit
During the three months ended June 30, 2022, the Company recorded income tax expense of approximately $22.7 million, as compared to an income tax benefit of $0.5 million in the prior year period. The $23.2 million increase was primarily due to a $257.0 million increase in Income (loss) before income taxes from the prior year period as a result of an increase in our results of operations due to the Acquisitions. Of the $22.7 million income tax expense recorded in the current year period, $20.6 million related to deferred income tax expense as a result of substantial forecasted current year income tax deductions generated by the Acquisitions, as well as forecasted intangible drilling cost income tax deductions, partially offset by utilization of our valuation allowance in the current year period.

Results of Operations
Six Months Ended June 30, 2022, compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	4,004	2,140	87%
Natural gas (MMcf)	20,053	5,372	273%
Natural gas liquids (MBbl)	2,869	861	233%
Barrels of oil equivalent (MBoe)	10,214	3,896	162%
Average Daily Production (Boepd)	56,432	21,525	162%

Average prices:
Oil (per Bbl)	$106.00	$61.56	72%
Natural gas (per Mcf)	$5.94	$2.33	155%
Natural gas liquids (per Bbl)	$43.66	$24.35	79%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$83.16	$50.06	66%
Natural gas ($/Mcf)	$4.97	$2.20	126%
Natural gas liquids ($/Bbl)	$43.66	$24.35	79%

(In thousands)
Oil revenues	$424,384	$131,737	222%
Natural gas revenues	$119,083	$12,542	849%
Natural gas liquids revenues	$125,234	$20,964	497%

Lease operating expense	$72,145	$22,596	219%
Production and ad valorem taxes	$47,510	$10,203	366%
Depreciation, depletion and amortization	$100,789	$50,434	100%

General and administrative expense (excluding stock-based compensation)	$14,593	$9,809	49%
Stock-based compensation	$11,790	$7,741	52%
General and administrative expense	$26,383	$17,550	50%

Transaction costs	$10,340	$2,613	296%
Interest expense, net	$(21,943)	$(4,618)	375%

Unrealized loss on derivative contracts	$(90,602)	$(59,011)	54%
Realized loss on derivative contracts	$(110,785)	$(25,427)	336%
Loss on derivative contracts, net	$(201,387)	$(84,438)	139%

Income tax (expense) benefit	$(21,155)	$794	(2,764)%

Oil revenues
For the six months ended June 30, 2022, oil revenues increased by $292.6 million, or 222%, relative to the comparable period in 2021. Of the increase, $197.6 million was attributable to an increase in volume and $95.0 million was attributable to an increase in our realized price. Our average realized price per Bbl increased from $61.56 for the six months ended June 30, 2021 to $106.00, or 72%, for the six months ended June 30, 2022. Additionally, we had a net increase in the volume of oil sold of 1,864 MBbls, or 87%, which included an increase of 1,831 MBbls related to the wells acquired in the Acquisitions and an increase of 33 MBbls in our other wells primarily resulting from new wells brought online since the second quarter of 2021.
Natural gas revenues
For the six months ended June 30, 2022, natural gas revenues increased by $106.5 million, or 849%, relative to the comparable period in 2021. Of the increase, $87.1 million was due to increased sales volume and $19.4 million was attributable to an increase in realized price. Our average realized price per Mcf increased 155% from $2.33 for the six months ended June 30, 2021 to $5.94 for the six months ended June 30, 2022. The total volume of natural gas produced and sold increased 14,681 MMcf, or 273%, which included an increase of 14,737 MMcf related to the wells acquired in the Acquisitions, offset by a decrease of 56 MMcf in our other wells primarily resulting from natural decline.
Natural gas liquids revenues
For the six months ended June 30, 2022, natural gas liquids revenues increased by $104.3 million, or 497%, relative to the comparable period in 2021. Of the increase, $87.7 million was attributable to increased volume and $16.6 million was attributable to an increase in our realized price. The volume of natural gas liquids produced and sold increased by 2,008 MBbls, or 233%, primarily resulting from an increase of 1,966 MMcf related to the wells acquired in the Acquisitions.
Lease operating expense (“LOE”)
LOE increased by $49.5 million, or 219%, for the six months ended June 30, 2022 relative to the comparable period in 2021, due to an $36.7 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $12.8 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the six months ended June 30, 2022 increased by $37.3 million, or 366%, relative to the comparable period in 2021 due to a $29.2 million increase resulting from the properties acquired in the Acquisitions and a $8.1 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the six months ended June 30, 2022 increased by $50.4 million, or 100%, relative to the comparable period in 2021 primarily due to a $44.6 million increase in DD&A related to the assets acquired in the Acquisitions, and a $5.8 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties.
General and administrative expense (“G&A”)
G&A for the six months ended June 30, 2022 increased by $8.8 million, or 50%, relative to the comparable period in 2021, primarily due to increases of $4.0 million in non-cash performance-based stock-based compensation expense resulting from increases in the market value of our Class A Common Stock, $3.4 million attributable to higher payroll and employee costs associated with increased headcount and the remaining $1.4 million primarily due to increased professional fees due to overall increased operating activity of the Company.
Transaction costs
For the six months ended June 30, 2022, transaction costs increased by $7.7 million primarily due to costs associated with the Chisholm Acquisition.
Interest expense, net
Interest expense increased from $4.6 million for the six months ended June 30, 2021 to $21.9 million for the six months ended June 30, 2022, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the six months ended June 30, 2022, we recorded a net loss on derivative contracts of $201.4 million, consisting of unrealized mark-to-market losses of $90.6 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $110.8 million. For the six months ended June 30, 2021, we recorded a net loss on derivative contracts of $84.4 million, consisting of unrealized mark-to-market losses of $59.6 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.6 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $25.3 million and net realized losses on our interest rate swap of $0.1 million.
Income tax (expense) benefit
During the six months ended June 30, 2022, the Company recorded income tax expense of approximately $21.2 million, as compared to an income tax benefit of $0.8 million in the prior year period. The $22.0 million increase was primarily due to a $214.5 million increase in Income (loss) before income taxes from the prior year period as a result of an increase in our results of operations due to the Acquisitions. Of the $21.2 million income tax expense recorded in the current year period, $19.9 million related to deferred income tax expense as a result of substantial forecasted current year income tax deductions generated by the Acquisitions, as well as forecasted intangible drilling cost income tax deductions, partially offset by utilization of our valuation allowance in the current year period.
Liquidity and Capital Resources
Sources of Cash
With two drilling rigs operating in the Midland Basin, two additional rigs operating in the Delaware Basin and a third Delaware Basin rig expected to be added late in the third quarter of 2022, we expect total 2022 drilling plan spending of $502-$527 million which we expect to be funded by cash flows from operations. During the six months ended June 30, 2022, we generated $337.7 million of cash flows from operating activities. As of June 30, 2022, we had available borrowings under our Credit Agreement of approximately $405.0 million. Additionally, on April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million and, on April 14, 2022, we issued 280,000 shares of Series A Convertible Preferred Stock for net proceeds of approximately $279.3 million.
Although we expect cash flows and capacity under our Credit Agreement to be sufficient to fund our expected 2022 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, the global pandemic, force majeure events and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.
We believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Agreement to meet our capital requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $163.1 million as of June 30, 2022. Of the $163.1 million working capital deficit, $118.7 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to June 30, 2022) resulting from increased oil price futures as of June 30, 2022. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When removed, the remaining working capital deficit of $44.4 million is $360.6 million less than our cash and available borrowings as of June 30, 2022 of $405.0 million. The components of working capital are presented below:

	June 30,	December 31,
(In thousands)	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	230,449	50,575
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2022 and December 31, 2021, respectively	22,004	2,930
Derivative asset	3,327	1,348
Prepaid expenses and other current assets	13,646	2,549
Total current assets	269,426	61,415

Current liabilities:
Accounts payable	$80,386	$31,397
Revenues and royalties payable	150,087	36,189
Accrued expenses	72,168	31,704
Asset retirement obligation	390	395
Derivative liability	122,067	45,310
Advances	5,774	4,088
Operating lease liabilities	850	681
Other current liabilities	767	851
Total current liabilities	432,489	150,615

Working Capital	$(163,063)	$(89,200)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2022 increased to $337.7 million compared to $93.4 million for the six months ended June 30, 2021, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2022 increased to $1.2 billion from $216.2 million for the six months ended June 30, 2021, primarily due to the acquisition of oil and gas properties and the execution of our drilling program.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $875.3 million for the six months ended June 30, 2022 compared to cash flows provided by financing activities of $121.8 million for the six months ended June 30, 2021. On April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million. On April 14, 2022, we issued 280,000 shares of Series A Preferred Stock for net proceeds of approximately $279.3 million.

Capital Expenditures
Our accrual basis capital expenditures for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Drilling and completions	$119,300	$201,300
Leasehold costs	151	260
Total capital expenditures	$119,451	$201,560

Hedging Activities
The following table sets forth our outstanding derivative contracts at June 30, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil	2,162,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q3 - Q4 2022	Crude Oil Basis Swap (1)	3,082,000	$0.61
Q1 - Q4 2023	Crude Oil Basis Swap (1)	4,743,500	$0.59
Q3 - Q4 2022	Natural Gas	5,159,500	$3.52
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q3 - Q4 2022	Natural Gas Basis Swap (2)	3,680,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil Costless Collar	1,357,000	$71.86	$91.39
Q1 - Q4 2023	Crude Oil Costless Collar	2,828,000	$65.74	$91.90
Q3 - Q4 2022	Natural Gas Costless Collar	11,400,500	$4.08	$6.48
Q1 - Q4 2023	Natural Gas Costless Collar	14,133,000	$3.46	$5.34

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	638,000	$70.00	$62.85
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
However, should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure or remediate such a violation could still accrue to us or our existing insurance may not be adequate to insure against such liabilities. No claim has been made, nor are we aware of any liability which we may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto.
Recently Issued Accounting Standards
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.
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

The following is a summary of our open oil and natural gas derivative contracts as of June 30, 2022:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil	2,162,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q3 - Q4 2022	Crude Oil Basis Swap (1)	3,082,000	$0.61
Q1 - Q4 2023	Crude Oil Basis Swap (1)	4,743,500	$0.59
Q3 - Q4 2022	Natural Gas	5,159,500	$3.52
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q3 - Q4 2022	Natural Gas Basis Swap (2)	3,680,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2022	Crude Oil Costless Collar	1,357,000	$71.86	$91.39
Q1 - Q4 2023	Crude Oil Costless Collar	2,828,000	$65.74	$91.90
Q3 - Q4 2022	Natural Gas Costless Collar	11,400,500	$4.08	$6.48
Q1 - Q4 2023	Natural Gas Costless Collar	14,133,000	$3.46	$5.34

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	638,000	$70.00	$62.85

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $135.0 million at June 30, 2022. Based on the published commodity futures price curves for the underlying commodity as of June 30, 2022, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $30.9 million to an overall net liability position of $104.1 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $30.9 million to an overall net liability position of $165.9 million. There would also be a similar increase or decrease in loss on derivative contracts, net in the Consolidated Statements of Operations.

Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At June 30, 2022, the outstanding borrowings under the Credit Agreement were $395.0 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At June 30, 2022, the interest rate on borrowings under the Credit Agreement was 4.584% per year. If borrowings at December 31, 2021 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $1.8 million per year.

Disclosure of Limitations
Because the information above included only those exposures that existed at June 30, 2022, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act, Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2022, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
Unregistered sales of equity securities during the three months ended June 30, 2022 were reported in our Current Report on Form 8-K filed with the SEC on April 18, 2022.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2022	—	$—	—	—
May 2022	—	—	—	—
June 2022	48,232	$14.93	—	—
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

EARTHSTONE ENERGY, INC.

Date:	August 4, 2022	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration