Form 10-Q
period 2022-09-30
EARTHSTONE ENERGY INC
filed 2022-11-02
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 27, 2022, there were 139,678,567 shares of common stock outstanding, including 105,416,926 shares of Class A Common Stock, $0.001 par value per share, and 34,261,641 shares of Class B Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	196,941	50,575
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2022 and December 31, 2021, respectively	20,328	2,930
Derivative asset	14,950	1,348
Prepaid expenses and other current assets	19,089	2,549
Total current assets	251,308	61,415

Oil and gas properties, successful efforts method:
Proved properties	3,832,991	1,625,367
Unproved properties	290,111	222,025
Land	5,482	5,382
Total oil and gas properties	4,128,584	1,852,774

Accumulated depreciation, depletion and amortization	(516,662)	(395,625)
Net oil and gas properties	3,611,922	1,457,149

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $5,059 and $4,547 at September 30, 2022 and December 31, 2021, respectively	5,070	1,986
Derivative asset	5,526	157
Operating lease right-of-use assets	2,255	1,795
Other noncurrent assets	16,216	33,865
TOTAL ASSETS	$3,892,297	$1,556,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,162	$31,397
Revenues and royalties payable	158,867	36,189
Accrued expenses	105,623	31,704
Asset retirement obligation	941	395
Derivative liability	28,404	45,310
Advances	15,405	4,088
Operating lease liabilities	869	681
Finance lease liabilities	784	—
Other current liabilities	4,105	851
Total current liabilities	390,160	150,615

Noncurrent liabilities:
Long-term debt, net	1,174,549	320,000
Deferred tax liability	93,322	15,731
Asset retirement obligation	35,837	15,471
Derivative liability	7,840	571

Operating lease liabilities	1,549	1,276
Finance lease liabilities	1,003	—
Other noncurrent liabilities	13,574	6,442
Total noncurrent liabilities	1,327,674	359,491

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Series A Convertible Preferred Stock, $0.001 par value, none authorized, issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 108,416,926 and 53,467,307 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	108	53
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,261,641 and 34,344,532 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	1,382,026	718,181
Retained earnings (accumulated deficit)	163,089	(159,774)
Total Earthstone Energy, Inc. equity	1,545,257	558,494
Noncontrolling interest	629,206	487,767
Total equity	2,174,463	1,046,261

TOTAL LIABILITIES AND EQUITY	$3,892,297	$1,556,367
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Oil	$332,036	$74,051	$756,420	$205,788
Natural gas	113,937	14,368	233,020	26,910
Natural gas liquids	85,522	21,965	210,756	42,929
Total revenues	531,495	110,384	1,200,196	275,627

OPERATING COSTS AND EXPENSES
Lease operating expense	75,829	12,983	147,974	35,579
Production and ad valorem taxes	40,219	7,225	87,729	17,428
Depreciation, depletion and amortization	90,880	27,059	191,669	77,493
General and administrative expense	14,188	7,650	40,571	25,200
Transaction costs	1,778	293	12,118	2,906
Accretion of asset retirement obligation	758	323	1,863	916
Exploration expense	2,248	296	2,340	326
Total operating costs and expenses	225,900	55,829	484,264	159,848

Gain on sale of oil and gas properties	14,803	392	14,803	740

Income from operations	320,398	54,947	730,735	116,519

OTHER INCOME (EXPENSE)
Interest expense, net	(20,988)	(3,050)	(42,931)	(7,668)
Gain (loss) on derivative contracts, net	60,286	(33,128)	(141,101)	(117,566)
Other income, net	134	520	430	823
Total other income (expense)	39,432	(35,658)	(183,602)	(124,411)

Income (loss) before income taxes	359,830	19,289	547,133	(7,892)
Income tax (expense) benefit	(60,518)	(451)	(81,673)	343
Net income (loss)	299,312	18,838	465,460	(7,549)

Less: Net income (loss) attributable to noncontrolling interest	87,856	8,420	142,597	(3,263)

Net income (loss) attributable to Earthstone Energy, Inc.	$211,456	$10,418	$322,863	$(4,286)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$2.01	$0.21	$3.91	$(0.09)
Diluted	$1.94	$0.20	$3.61	$(0.09)

Weighted average common shares outstanding:
Basic	105,254,778	49,243,185	82,483,635	45,406,952
Diluted	109,278,661	52,662,942	92,844,854	45,406,952

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Conv Pref Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	—	53,467,307	34,344,532	$—	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	—	19,417,476	—	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	—	483,251	—	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	286,892	—	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	—	(286,892)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	72,766	(72,766)	—	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	—	73,440,800	34,271,766	—	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,693	—	2,693	—	2,693
Issuance of Series A Convertible Preferred Stock, net of offering costs of $674	280,000	—	—	—	—	—	279,326	—	279,326	—	279,326
Shares issued in connection with Bighorn Acquisition	—	5,650,977	—	—	6	—	77,751	—	77,757	—	77,757
Vesting of restricted stock units, net of taxes paid	—	115,521	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,232	—	—	—	—	(719)	—	(719)	—	(719)
Cancellation of Treasury shares	—	(48,232)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	10,125	(10,125)	—	—	—	149	—	149	(149)	—
Net income	—	—	—	—	—	—	—	144,885	144,885	73,140	218,025
At June 30, 2022	280,000	79,217,423	34,261,641	—	$79	$34	$1,326,293	$(48,367)	$1,278,039	$541,345	$1,819,384
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,745	—	2,745	—	2,745
Conversion of Series A Convertible Preferred Stock	(280,000)	25,225,225	—	—	25	—	(25)	—	—	—	—

Shares issued in connection with Titus Acquisition	—	3,857,015	—	—	4	—	53,570	—	53,574	—	53,574
Vesting of restricted stock units, net of taxes paid	—	117,263	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,073	—	—	—	—	(552)	—	(552)	—	(552)
Cancellation of treasury shares	—	(48,073)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	—	—	—	—	—	(5)	—	(5)	5	—
Net income	—	—	—	—	—	—	—	211,456	211,456	87,856	299,312
At September 30, 2022	—	108,416,926	34,261,641	—	$108	$34	$1,382,026	$163,089	$1,545,257	$629,206	$2,174,463

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2020	30,343,421	35,009,371	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	2,605	—	2,605	—	2,605
Shares issued in connection with the IRM Acquisition	12,719,594	—	13	—	76,559	—	76,572	—	76,572
Vesting of restricted stock units and performance units, net of taxes paid	463,495	—	—	—	—	—	—	—	—
Vested restricted stock units and performance units retained by the Company in exchange for payment of recipient mandatory tax withholdings	257,764	—	—	—	(2,080)	—	(2,080)	—	(2,080)
Cancellation of treasury shares	(257,764)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	578,031	(578,031)	1	(1)	7,758	—	7,758	(7,758)	—
Net loss	—	—	—	—	—	(5,833)	(5,833)	(4,723)	(10,556)
At March 31, 2021	44,104,541	34,431,340	$44	$34	$624,916	$(201,091)	$423,903	$458,174	$882,077
Stock-based compensation expense	—	—	—	—	2,175	—	2,175	—	2,175
Vesting of restricted stock units, net of taxes paid	155,058	—	—	—	—	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	66,343	—	—	—	(741)	—	(741)	—	(741)
Cancellation of treasury shares	(66,343)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	33,463	(33,463)	—	—	441	—	441	(441)	—
Net loss	—	—	—	—	—	(8,871)	(8,871)	(6,960)	(15,831)
At June 30, 2021	44,293,062	34,397,877	$44	$34	$626,791	$(209,962)	$416,907	$450,773	$867,680
Stock-based compensation expense	—	—	—	—	2,161	—	2,161	—	2,161
Shares issued in connection with the Tracker/Sequel Acquisitions	6,200,000	—	6	—	61,808	—	61,814	—	61,814
Vesting of restricted stock units, net of taxes paid	155,113	—	1	—	(1)	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	65,106	—	—	—	(599)	—	(599)	—	(599)
Cancellation of treasury shares	(65,106)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	43,882	(43,882)	—	—	579	—	579	(579)	—
Net loss	—	—	—	—	—	10,418	10,418	8,420	18,838
At September 30, 2021	50,692,057	34,353,995	$51	$34	$690,739	$(199,544)	$491,280	$458,614	$949,894

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$465,460	$(7,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	191,669	77,493
Accretion of asset retirement obligations	1,863	916
Settlement of asset retirement obligations	(664)	(103)
Gain on sale of oil and gas properties	(14,803)	(740)
Gain on sale of office and other equipment	(152)	(114)
Total loss on derivative contracts, net	141,101	117,566
Operating portion of net cash paid in settlement of derivative contracts	(169,708)	(46,311)
Stock-based compensation - equity and liability awards	15,112	10,621
Deferred income taxes	77,591	(343)
Amortization of deferred financing costs	3,723	581
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(189,504)	(12,238)
(Increase) decrease in prepaid expenses and other current assets	(16,546)	900
Increase (decrease) in accounts payable and accrued expenses	92,450	6,090
Increase (decrease) in revenues and royalties payable	94,260	2,556
Increase (decrease) in advances	11,317	(2,015)
Net cash provided by operating activities	703,169	147,310
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(1,518,269)	(240,431)
Additions to oil and gas properties	(325,109)	(65,074)
Additions to office and other equipment	(1,694)	(886)
Proceeds from sales of oil and gas properties	26,165	975
Net cash used in investing activities	(1,818,907)	(305,416)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	2,348,728	503,734
Repayments of borrowings under Credit Agreement	(2,276,996)	(340,482)
Proceeds from issuance of 8% Senior Notes due 2027, net	537,256	—
Proceeds from term loan	244,209	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of offering costs of $674	279,326	—
Cash paid related to the exchange and cancellation of Class A Common Stock	(5,168)	(3,420)
Cash paid for finance leases	(408)	(70)
Deferred financing costs	(15,222)	(2,709)
Net cash provided by financing activities	1,111,725	157,053
Net decrease in cash	(4,013)	(1,053)
Cash at beginning of period	4,013	1,494
Cash at end of period	$—	$441
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$17,485	$7,126
Income taxes	$625	$687
Non-cash investing and financing activities:
Class A Common Stock issued in IRM Acquisition	$—	$76,572
Class A Common Stock issued in Tracker/Sequel Acquisitions	$—	$61,814
Class A Common Stock issued in Chisholm Acquisition	$249,515	$—
Class A Common Stock issued in Bighorn Acquisition	$77,757	$—
Class A Common Stock issued in Titus Acquisition	$53,574	$—
Accrued capital expenditures	$40,969	$18,971
Lease asset additions - ASC 842	$3,111	$—
Asset retirement obligations	$722	$242
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2022.
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
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs” or “performance units”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2022.
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$14,950	$—	$14,950
Derivative asset - noncurrent	—	5,526	—	5,526
Total financial assets	$—	$20,476	$—	$20,476

Financial liabilities
Derivative liability - current	$—	$28,404	$—	$28,404
Derivative liability - noncurrent	—	7,840	—	7,840
Share-based compensation liability - noncurrent	—	13,474	—	13,474
Total financial liabilities	$—	$49,718	$—	$49,718

December 31, 2021
Financial assets
Derivative asset - current	$—	$1,348	$—	$1,348
Derivative asset - noncurrent	—	157	—	157
Total financial assets	$—	$1,505	$—	$1,505

Financial liabilities
Derivative liability - current	$—	$45,310	$—	$45,310
Derivative liability - noncurrent	—	571	—	571
Share-based compensation liability - current	—	7,835	—	7,835
Share-based compensation liability - noncurrent	—	6,324	—	6,324
Total financial liabilities	$—	$60,040	$—	$60,040

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the nine months ended September 30, 2022. See further discussion in Note 5. Oil and Natural Gas Properties.
Items Not Recorded at Fair Value
The carrying amounts reported on the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets accounts payable, revenues and royalties payable, accrued expenses and other current liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. Borrowings under the revolving tranche and term loan tranche of the Company’s credit facility bear interest at floating market rates, therefore the carrying amounts and fair values were approximately equal as of September 30, 2022 and December 31, 2021. The carrying value of EEH’s 8.000% Senior Notes due 2027, net of $11.6 million deferred financing costs, of $538.4 million and accrued interest of $20.7 million had an estimated fair value of $518.9 million as of September 30, 2022. There were no other debt instruments outstanding at December 31, 2021.
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
The Company had the following open crude oil and natural gas derivative contracts as of September 30, 2022:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil	1,081,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q4 2022	Crude Oil Basis Swap (1)	3,128,000	$0.89
Q1 - Q4 2023	Crude Oil Basis Swap (1)	9,488,500	$0.92
Q4 2022	Natural Gas	1,893,500	$3.33
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q4 2022	Natural Gas Basis Swap (2)	1,840,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil Costless Collar	805,000	$73.14	$96.49
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$62.98	$80.34
Q4 2022	Natural Gas Costless Collar	8,686,500	$4.57	$10.17
Q1 - Q4 2023	Natural Gas Costless Collar	17,298,000	$3.77	$7.49

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	1,750,500	$70.00	$64.53
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2022			December 31, 2021
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$53,601	$(38,651)	$14,950	$3,191	$(1,843)	$1,348
Commodity contracts	Derivative liability - current	$67,055	$(38,651)	$28,404	$47,153	$(1,843)	$45,310
Commodity contracts	Derivative asset - noncurrent	$12,941	$(7,415)	$5,526	$2,721	$(2,564)	$157
Commodity contracts	Derivative liability - noncurrent	$15,255	$(7,415)	$7,840	$3,135	$(2,564)	$571
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Cash Flows Location	Statement of Operations Location	2022	2021	2022	2021
Unrealized gain (loss)	Not separately presented	Not separately presented	$119,209	$(12,244)	$28,607	$(71,255)
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(58,923)	(20,884)	(169,708)	(46,311)
	Total (gain) loss on derivative contracts, net	Gain (loss) on derivative contracts, net	$60,286	$(33,128)	$(141,101)	$(117,566)

Note 4. Acquisitions and Divestitures
Titus Agreement
On June 27, 2022, Earthstone and EEH, together as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company, Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, entered into a purchase and

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
sale agreement (the “Titus I Purchase Agreement”) which provided that EEH or its designated wholly-owned subsidiary would acquire (the “Titus I Acquisition”) interests in oil and gas leases and related property of Titus I located in the Northern Delaware Basin of New Mexico (the “Titus I Assets”). Also on June 27, 2022, Earthstone and EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company, Lenox Minerals II, LLC, a Delaware limited liability company and Lenox Mineral Holdings II, Inc., a Delaware limited liability company (collectively, “Titus II” and together with Titus I, “Titus”), as seller, entered into a purchase and sale agreement (the “Titus II Purchase Agreement” and together with the Titus I Purchase Agreement, the “Titus Purchase Agreements”) which provided that EEH or its designated wholly-owned subsidiary would acquire (the “Titus II Acquisition” and together with the Titus I Acquisition, the “Titus Acquisition”) interests in oil and gas leases and related property of Titus II located in the Northern Delaware Basin of New Mexico (the “Titus II Assets” and together with the Titus I Assets, the “Titus Assets”).
On August 10, 2022, the transactions contemplated in the Titus Purchase Agreements were consummated whereby EEH acquired the Titus Assets for aggregate consideration of approximately $565.8 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Titus, and 3,857,015 shares Class A Common Stock (the “Titus Acquisition”).
The Titus Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The preliminary allocation of the total purchase price in the Titus Acquisition is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the Company’s estimates of the acquired oil and gas properties resulting in changes to the purchase price allocation. These amounts will be finalized no later than one year from the acquisition date. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	3,857,015
Class A Common Stock price as of August 10, 2022	$13.89
Class A Common Stock consideration	53,574
Cash consideration	565,777
Total consideration transferred	$619,351

Fair value of assets acquired:
Oil and gas properties	$623,119
Amount attributable to assets acquired	$623,119

Fair value of liabilities assumed:
Current liabilities	$2,854
Noncurrent liabilities - ARO	914
Amount attributable to liabilities assumed	$3,768

Bighorn Acquisition
On January 30, 2022, Earthstone, EEH, and Bighorn Asset Company, LLC, a Delaware limited liability company (“Bighorn”), as seller, entered into a purchase and sale agreement (the “Bighorn Agreement”). Pursuant to the Bighorn Agreement, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas (the “Bighorn Assets”).
On April 14, 2022, Earthstone, EEH and Bighorn consummated the transactions contemplated in the Bighorn Agreement whereby EEH acquired the Bighorn Assets for aggregate consideration of approximately $627.8 million in cash, net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between EEH and Bighorn, and 5,650,977 shares Class A Common Stock.
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

Consideration:
Shares of Class A Common Stock issued	5,650,977
Class A Common Stock price as of April 14, 2022	$13.76
Class A Common Stock consideration	77,757
Cash consideration	625,801
Direct transaction costs (1)	2,048
Total consideration transferred	$705,606

Fair value of assets acquired:
Current assets	$770
Oil and gas properties	746,825
Amount attributable to assets acquired	$747,595

Fair value of liabilities assumed:
Suspense payable	25,710
Other current liabilities	3,085
Noncurrent liabilities - ARO	13,194
Amount attributable to liabilities assumed	$41,989

(1)Represents $2.0 million of estimated transaction costs associated with the Bighorn Acquisition which have been capitalized in accordance with ASC 805-50.
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
On February 15, 2022, Earthstone, EEH and Chisholm consummated the transactions contemplated in the Chisholm Agreement whereby EEH acquired the Chisholm Assets for aggregate consideration consisting of: (i) approximately $313.9 million in cash, net of customary purchase price adjustments, paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022 and (iii) 19,417,476 shares of the Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing sales price of $12.85 per share on February 15, 2022. A Significant Shareholder, as identified below, was the majority shareholder of Chisholm as of the closing of the Chisholm Acquisition. See Note 12. Related Party Transactions for further discussion.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	19,417,476
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	249,515
Cash consideration	383,938

Total consideration transferred	$633,453

Fair value of assets acquired:
Oil and gas properties	$641,494
Amount attributable to assets acquired	$641,494

Fair value of liabilities assumed:
Other current liabilities	$2,070
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$8,041
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
The Tracker/Sequel Acquisitions have been accounted for as asset acquisitions. The allocation of the total purchase price in the Tracker/Sequel Acquisitions is based upon management’s estimates of and assumptions related to the relative fair value of assets acquired and liabilities assumed. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total
Consideration:
Shares of Class A Common Stock issued	6,200,000
Class A Common Stock price as of July 20, 2021	$9.97
Class A Common Stock consideration	61,814
Cash consideration	60,159
Direct transaction costs (1)	1,715
Total consideration transferred	$123,688

Fair value of assets acquired:
Oil and gas properties	$124,288
Amount attributable to assets acquired	$124,288

Fair value of liabilities assumed:
Noncurrent liabilities - asset retirement obligations	600
Amount attributable to liabilities assumed	$600

(1)Represents $1.7 million of transaction costs associated with the Tracker Acquisition and the Sequel Acquisition that have been capitalized in accordance with ASC 805-50.
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Titus Acquisition, Bighorn Acquisition, Chisholm Acquisition, IRM Acquisition and Tracker/Sequel Acquisitions had been completed as of January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical statements of revenues and direct operating expenses of Titus and the historical consolidated and combined statements of operations for Bighorn, Chisholm, IRM, Tracker, Sequel and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. Future results may vary significantly from the results reflected in this unaudited supplemental pro forma results of operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,016,529	$450,618	$1,910,133	$963,414
Income before taxes	671,440	53,933	1,004,806	41,410
Net income	610,922	53,127	923,133	40,808
Less: Net income attributable to noncontrolling interest	179,944	23,093	282,808	17,639
Net income attributable to Earthstone Energy, Inc.	430,978	30,034	640,325	23,169
Pro forma net income per common share attributable to Earthstone Energy, Inc.:
Basic	$3.98	$0.29	$5.92	$0.24
Diluted	$3.85	$0.28	$5.52	$0.24

The Company has included in its Condensed Consolidated Statements of Operations, revenues of $88.9 million and operating expenses of $39.7 million for the period from August 10, 2022 to September 30, 2022 related to the Titus Acquisition. The Company has included in its Condensed Consolidated Statements of Operations, revenues of $338.7 million and operating expenses of $112.0 million for the period from April 14, 2022 to September 30, 2022 related to the Bighorn Acquisition. The Company has included in its Condensed Consolidated Statements of Operations, revenues of $219.8 million and operating expenses of $86.7 million for the period from February 15, 2022 to September 30, 2022 related to the Chisholm Acquisition. During the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $10.6 million, respectively, of legal and professional fees related to the Chisholm Acquisition which are included in Transaction costs in the Condensed Consolidated Statements of Operations. The Company recorded $0.7 million of legal and professional fees related

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
to the Titus Acquisition during the three and nine months ended September 30, 2022 which are included in Transaction costs in the Condensed Consolidated Statements of Operations.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and nine months ended September 30, 2022, depletion expense for oil and gas producing property and related equipment was $90.4 million and $190.8 million, respectively. For the three and nine months ended September 30, 2021, depletion expense for oil and gas producing property and related equipment was $26.9 million and $77.0 million, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our accrual basis capital expenditures for the three and nine months ended September 30, 2022, were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Development costs	$146,845	$348,145
Leasehold costs	307	567
Total capital expenditures	$147,152	$348,712

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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three and nine months ended September 30, 2022 and 2021.
Note 6. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 represents the portion of net income (loss) attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US. The term “EEH Unit” means the units of limited liability company interests of EEH denominated as common units.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2022:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2021	53,467,307	60.9%	34,344,532	39.1%	87,811,839
EEH Units issued in connection with the Chisholm Acquisition	19,417,476		—		19,417,476
EEH Units issued in connection with the Bighorn Acquisition	5,650,977		—		5,650,977
EEH Units issued in connection with the Conversion of Preferred Stock	25,225,225		—		25,225,225
EEH Units issued in connection with the Titus Acquisition	3,857,015		—		3,857,015
EEH Units and Class B Common Stock converted to Class A Common Stock	82,891		(82,891)		—
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	716,035		—		716,035
As of September 30, 2022	108,416,926	76.0%	34,261,641	24.0%	142,678,567

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Earthstone Energy, Inc.	$211,456	$10,418	$322,863	$(4,286)

Net income (loss) attributable to Earthstone Energy, Inc. from assumed conversion of Series A Convertible Preferred Stock (2)	1,068	—	12,388	—

Net income (loss) attributable to Earthstone Energy, Inc. - Diluted	$212,524	$10,418	$335,251	$(4,286)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$2.01	$0.21	$3.91	$(0.09)
Diluted	$1.94	$0.20	$3.61	$(0.09)

Weighted average common shares outstanding
Basic	105,254,778	49,243,185	82,483,635	45,406,952
Add potentially dilutive securities:
Unvested restricted stock units (1)	353,889	525,475	466,453	—
Unvested performance units (1)	2,024,871	2,894,282	2,133,158	—
Series A Convertible Preferred Stock (2)	1,645,123	—	7,761,608	—
Diluted weighted average common shares outstanding	109,278,661	52,662,942	92,844,854	45,406,952

(1)The 1,099,800 performance units granted on January 27, 2021 were excluded for all periods presented due to an assumed settlement in cash and the liability treatment described in Note 9. Stock-Based Compensation. For the nine months ended September 30, 2021, there were no dilutive effects related to unvested restricted stock units or performance units due to the loss for the period.
(2)On April 14, 2022, Earthstone issued 280,000 shares of Series A Convertible Preferred Stock which automatically converted into 25,225,225 shares of Class A Common Stock on July 6, 2022. Under the “If-Converted” method, the shares would have been assumed issued on April 14, 2022, which would have resulted in an additional allocation of Net income (loss) attributable to Earthstone Energy, Inc. of $1.1 million and $12.4 million for the three and nine months ended September 30, 2022, respectively.
The Class B Common Stock, par value $0.001 per share of Earthstone (the “Class B Common Stock” and with the Class A Common Stock, the “Common Stock”), has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $87.9 million for the three months ended September 30, 2022 and net income attributable to noncontrolling interest of $142.6 million for the nine months ended September 30, 2022 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having an antidilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $8.4 million for the three months ended September 30, 2021 and net loss attributable to noncontrolling interest of $3.3 million for the nine months ended September 30, 2021 would be added back to Net loss attributable to Earthstone Energy, Inc. for the periods then ended, having an antidilutive effect on Net loss per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock and Preferred Stock
Class A Common Stock
At September 30, 2022 and December 31, 2021, there were 108,416,926 and 53,467,307 shares of Class A Common Stock issued and outstanding, respectively. In connection with the Chisholm Acquisition, on February 15, 2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date. In connection with the Bighorn Acquisition, on April 14, 2022, Earthstone issued 5,650,977 shares of Class A Common Stock valued at approximately $77.8 million on that date. In connection with the Titus Acquisition, on August 10, 2022, Earthstone issued 3,857,015 shares of Class A Common Stock valued at approximately $53.6 million on that date.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the three and nine months ended September 30, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 165,336 and 1,099,232 shares, respectively, of Class A Common Stock, of which 48,073 and 383,197 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation.
During the three and nine months ended September 30, 2021, (1) in connection with the IRM Acquisition, on January 7, 2021, Earthstone issued 12,719,594 shares of Class A Common Stock valued at approximated $76.6 million on that date, (2) as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 220,219 and 1,162,879 shares, respectively, of Class A Common Stock, of which 65,106 and 389,213 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability and (3) as discussed below, shares of Class A Common Stock were issued as the result of conversions of Class B Common Stock.
Class B Common Stock
At September 30, 2022 and December 31, 2021, there were 34,261,641 and 34,344,532 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. There were no conversions of shares of Class B Common Stock during the three months ended September 30, 2022. During the nine months ended September 30, 2022, 82,891 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and nine months ended September 30, 2021, 43,882 and 655,376 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Series A Convertible Preferred Stock
On January 30, 2022, Earthstone entered into a securities purchase agreement (the “SPA”) with EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC, a fund managed by Post Oak Energy Capital, LP (“Post Oak” and collectively with EnCap Fund XI, the “Investors”) to sell, in a private placement (the “Private Placement”), 280,000 shares of newly authorized convertible preferred stock, $0.001 par value per share (the “Series A Convertible Preferred Stock”), each share of which would be convertible into 90.0900900900901 shares of Class A Common Stock for anticipated gross proceeds of $280.0 million, at a price of $1,000.00 per share of Series A Convertible Preferred Stock (or $11.10 per share of Class A Common Stock on an as-converted basis). The Private Placement was contingent upon the closing of the Bighorn Acquisition. The Company used the net proceeds from the sale of the Series A Convertible Preferred Stock to partially fund the Bighorn Acquisition. See Note 12. Related Party Transactions for further discussion.
On April 14, 2022, Earthstone, EnCap Fund XI and Cypress consummated the sale and issuance of 280,000 shares of Series A Convertible Preferred Stock pursuant to the SPA in exchange for cash proceeds of $279.3 million, net of offering costs.
On July 6, 2022, the Series A Convertible Preferred Stock automatically converted into 25,225,225 shares of Class A Common Stock. As such, the Series A Convertible Preferred Stock is no longer outstanding and the Investors were issued the 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Convertible Preferred Stock.
On July 15, 2022, Earthstone filed a certificate of elimination with the Secretary of State of the State of Delaware eliminating all provisions of the certificate of designations previously filed by Earthstone with the Secretary of State of the State of Delaware on April 13, 2022 related to the Series A Convertible Preferred Stock.
At September 30, 2022 and December 31, 2021, there were no shares of Series A Convertible Preferred Stock issued or outstanding.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of September 30, 2022, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. The Company determines the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting period and is net of forfeitures, as incurred. Stock-based

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
compensation is included in General and administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheets.
The table below summarizes RSU award activity for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	771,817	$5.91
Granted	511,615	$13.75
Forfeited	(14,934)	$7.93
Vested	(491,107)	$7.77
Unvested RSUs at September 30, 2022	777,391	$9.86

As of September 30, 2022, there was $7.2 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.28 years.
For the three and nine months ended September 30, 2022, Stock-based compensation related to RSUs was $1.5 million and $4.2 million, respectively. For the three and nine months ended September 30, 2021, Stock-based compensation related to RSUs was $1.2 million and $3.9 million, respectively.
Performance Units
The table below summarizes PSU activity for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	2,751,725	$8.42
Granted	472,485	$19.42
Vested	(608,125)	$9.30
Unvested PSUs at September 30, 2022	2,616,085	$10.20

On January 30, 2020, the Board of Directors of Earthstone (the “Board”) granted 1,043,800 PSUs (the “2020 PSUs”) to certain officers pursuant to the 2014 Plan. The 2020 PSUs are expected to be paid in shares of Class A Common Stock upon the achievement by Earthstone over a period commencing on February 1, 2020 and ending on January 31, 2023 (the “2020 Performance Period”) of certain performance criteria established by the Board.

On February 1, 2022, the Board granted 472,485 PSUs (the “2022 PSUs”) to certain officers pursuant to the 2014 Plan. The 2022 PSUs are expected to be paid in shares of Class A Common Stock upon the achievement by Earthstone over a period commencing on January 1, 2022 and ending on December 31, 2024 (the “2022 Performance Period”) of certain performance criteria established by the Board.

The Company classifies 2020 PSUs and 2022 PSUs as equity awards as they are expected to be settled in shares. In the event that a PSU grant is expected to be settled in cash, it is alternatively classified as a liability award.

The 2020 PSUs and 2022 PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during 2020 Performance Period and 2022 Performance Period, respectively. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2
14.5%	1
8.4%	0.5
Less than 8.4%	0
The Company accounts for 2020 PSUs and 2022 PSUs as market-based awards which were valued utilizing the Monte Carlo Simulation pricing model, which calculated multiple potential outcomes for an award and established grant date fair value

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
based on the most likely outcome. For the 2020 PSUs, assuming a risk-free rate of 1.4% and volatility of 62.0%, the Company calculated the weighted average grant date fair value per PSU to be $5.36. For the 2022 PSUs, assuming a risk-free rate of 1.4% and volatility of 86.0%, the Company calculated the weighted average grant date fair value per PSU to be $19.42.
On January 27, 2021, the Board granted 1,099,800 PSUs to certain officers pursuant to the 2014 Plan (the “2021 PSUs”). The 2021 PSUs are payable in cash or shares of Class A Common Stock upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 of certain performance criteria established by the Board. The Company classifies these awards as liability awards as they are expected to be paid in cash. As of September 30, 2022 and December 31, 2021, $13.5 million and $6.3 million, respectively, have been included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets related to the 2021 PSUs.
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
As of September 30, 2022, there was $17.7 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 1.10 years.
For the three and nine months ended September 30, 2022, Stock-based compensation related to all PSUs was approximately $1.8 million and $10.9 million, respectively. For the three and nine months ended September 30, 2021, Stock-based compensation related to all PSUs was approximately $1.7 million and $6.7 million, respectively. A liability of $13.5 million related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2022.
Note 10. Long-Term Debt
The Company's long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility(1)	$391,732	$320,000
Term loan under credit facility due 2027	250,000	—
8.000% Senior notes due 2027	550,000	—
	1,191,732	320,000
Unamortized debt issuance costs on term loan	(5,591)	—
Unamortized debt issuance costs on 8.000% Senior notes	(11,592)	—
Long-term debt, net	$1,174,549	$320,000

(1)Related to the revolving credit facility borrowings, the Company had debt issuance costs of $16.2 million and $6.7 million, net of accumulated amortization of $5.7 million and $3.3 million, as of September 30, 2022 and December 31, 2021, respectively. Unamortized deferred financing costs on the revolving credit facility borrowings are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
Credit Agreement
On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), Royal Bank of Canada, as Syndication Agent, BOKF, NA dba Bank of Texas (“BOKF”) as Issuing Bank with respect to Existing Letters of Credit, SunTrust Bank, as Documentation Agent, and the lenders party thereto (the “Lenders”) entered into a credit agreement (together with all amendments or other modifications, the “Credit Agreement”), which replaced the prior credit facility, which was terminated on November 21, 2019.
On January 30, 2022, Earthstone, EEH, as Borrower, Wells Fargo as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amended and restated Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Fifth Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing of the Chisholm Agreement.
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
On June 2, 2022, the Company, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Sixth Amendment”) to the Credit Agreement. Among other things, the Sixth Amendment extended the maturity of the Credit Agreement to June 2027, increased the borrowing base from $1.325 billion to $1.4 billion and reduced the interest rate for amounts outstanding. Elected commitments under the Credit Agreement remained at $800 million.
On August 10, 2022, Earthstone, EEH, Wells Fargo as Administrative Agent, the Lenders and the guarantors party thereto entered into an amendment (the “Seventh Amendment”) to the Credit Agreement. Among other things, the Seventh Amendment increased the borrowing base from $1.4 billion to $1.7 billion and increased elected commitments from $800 million to $1.2 billion.
The Seventh Amendment also established a fully funded $250 million term loan tranche as a portion of the $1.2 billion of available commitments under the Credit Agreement (the “Term Loan”), with the remaining $950 million of commitments in the form of revolving commitments. The Term Loan is fully pre-payable without premium or penalty, subject to the satisfaction of certain specified conditions, and bears an interest rate of Term SOFR (as defined in the Credit Agreement) plus 3.25%, increasing by 0.25% each 180-day period following the Term Loan funding. The Term Loan is co-terminus with the revolving loans' maturity date of June 2, 2027, subject to the Springing Maturity Date (as defined in the Credit Agreement) applicable to revolving loans and term loans. The interest rate applicable to revolving loans remains a rate of Term SOFR plus an applicable margin between 2.25% and 3.25%, depending upon borrowing base utilization.
On September 29, 2022, in connection with a regularly scheduled borrowing base redetermination, the borrowing base increased from $1.7 billion to $1.85 billion.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around May 1, 2023. Subsequent redeterminations are expected to occur on or about each November 1st and May 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (the “Adjusted Term SOFR Rate”) plus 2.25% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.25% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on June 2, 2027. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
In addition, the Credit Agreement requires EEH to maintain the following financial covenants: a current ratio, (as such term is defined in the Credit Agreement) of not less than 1.0 to 1.0 and a consolidated leverage ratio of not greater than 3.5 to 1.0. Consolidated leverage ratio means the ratio of (i) the aggregate debt of EEH and its consolidated subsidiaries as at the last day of the fiscal quarter to (ii) EBITDAX for the applicable period, which, for the period ended September 30, 2022, was calculated by multiplying EBITDAX for the two consecutive fiscal quarters ending on such date by two. The term “EBITDAX” means, for any period, the sum of consolidated net income (loss) for such period plus (a) the following expenses or charges to the extent deducted from consolidated net income (loss) in such period: (i) interest, (ii) taxes, (iii) depreciation, (iv) depletion, (v) amortization, (vi) certain distributions to employees related to the stock compensation, (vii) certain transaction related expenses, (viii) reimbursed indemnification expenses related to certain dispositions and investments, (ix) non-cash extraordinary, usual, or nonrecurring expenses or losses, (x) other non-cash charges and minus (b) to the extent included in consolidated net income (loss) in such period: (i) non-cash income, (ii) gains on asset dispositions, disposals and abandonments outside of the ordinary course of business and (iii) to the extent not otherwise deducted from consolidated net income (loss), the aggregate amount of any pass-through cash distributions received by Borrower during such period in an amount equal to the aggregate amount of pass-through cash distributions actually made by Borrower during such period.
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2022, EEH was in compliance with the covenants under the Credit Agreement.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of September 30, 2022, $391.7 million and $250.0 million of borrowings were outstanding under the revolving tranche and the term loan tranche of the Credit Agreement, respectively, bearing annual interest of 5.824% and 6.100%, respectively, resulting in an additional $558.3 million of borrowing base availability under the Credit Agreement. At December 31, 2021, there were $320.0 million of borrowings outstanding under the Credit Agreement.
For the three and nine months ended September 30, 2022, interest on borrowings under the revolving tranche of the Credit Agreement averaged 4.75% and 4.29% per annum, respectively, which excluded commitment fees of $1.0 million and $1.1 million, respectively, and amortization of deferred financing costs of $0.8 million and $2.4 million, respectively. For the three and nine months ended September 30, 2022, interest on borrowings under the term loan tranche of the Credit Agreement averaged 6.01% and 6.01% per annum, respectively, which excluded amortization of deferred financing costs of $0.2 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, interest on borrowings under the Credit Agreement averaged 3.66% and 3.47% per annum, respectively, which excluded commitment fees of $0.2 million and $0.6 million, respectively, and amortization of deferred financing costs of $0.2 million and $0.6 million, respectively.
During the three and nine months ended September 30, 2022, the Company capitalized $3.6 million and $15.2 million, respectively, of costs associated with the revolving tranche of the Credit Agreement and $5.8 million and $5.8 million, respectively, associated with the term loan tranche of the Credit Agreement. During the three and nine months ended September 30, 2021, the Company capitalized $1.0 million and $2.8 million, respectively, of costs associated with the Credit Agreement. The Company’s policy is to capitalize the financing costs associated with the Credit Agreement and amortize those costs on a straight-line basis over the term of the associated debt.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During the three and nine months ended September 30, 2022, the Company capitalized $12.7 million of costs associated with the Notes. No costs associated with the Notes were capitalized during the three and nine months ended September 30, 2021. The Company’s policy is to capitalize the debt issuance costs associated with the Notes and amortize those costs on a straight-line basis over the term of the Notes.
As of September 30, 2022, accrued interest of $20.7 million associated with the Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, 2022 (in thousands):

2022
Beginning asset retirement obligations	$15,866
Liabilities incurred	342
Liabilities settled	(665)
Acquisitions	20,078
Accretion expense	1,863
Divestitures	(1,087)
Revision of estimates	381
Ending asset retirement obligations	$36,778

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
As discussed in Note 4. Acquisitions, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $377.5 million in cash, net of customary purchase price adjustments, and approximately 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of approximately 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Agreement was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common Stock and (2) increased the Significant Stockholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022.
As discussed in Note 4. Acquisitions, on March 31, 2021, Earthstone and EEH entered into the Tracker/Sequel Purchase Agreements. The Tracker/Sequel Acquisitions were consummated on July 20, 2021, whereby the Company acquired the

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As described in Note 8. Common Stock and Preferred Stock, on January 30, 2022, Earthstone entered into the SPA with certain affiliates of EnCap and Post Oak (collectively, the “Investors”) to issue 220,000 shares and 60,000 shares, respectively, of the Series A Convertible Preferred Stock. On April 14, 2022, the SPA was consummated resulting in the issuance of the total of 280,000 shares of the Series A Convertible Preferred Stock in exchange for cash proceeds of $279.3 million, net of offering costs.
On July 6, 2022, the Series A Convertible Preferred Stock automatically converted into 25,225,225 shares of Class A Common Stock.
The Company paid $0.2 million to one of our Significant Shareholders for reimbursement of certain costs associated with the aforementioned SPA.
On October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg Pincus LLC (“Warburg”) in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share (the “Repurchase”). Additionally, on October 11, 2022, Warburg sold 3,750,000 shares of Class A Common Stock to an unrelated party for $14.58 per share (collectively with the Repurchase, the “Warburg Sales”). Immediately preceding the Warburg Sales, Warburg owned approximately 18.7% of our outstanding Class A Common Stock and 14.1% of our Class A Common Stock and Class B Common Stock combined. Immediately following the Warburg Sales and through the date of this filing, Warburg owned approximately 12.3% of our Class A Common Stock and 9.3% of our Class A Common Stock and Class B Common Stock combined.
Note 13. Commitments and Contingencies
Legal
George Assad, et. al. v. EnCap Investments L.P., et. al.: On September 12, 2022, a complaint (the “Complaint”) styled as a “derivative action” was filed in the Delaware Court of Chancery (the “Court”) by George Assad (the “plaintiff”) a purported holder of a small number of shares of Class A Common Stock against Earthstone, six of its 10 directors and EnCap, a principal stockholder. The Complaint alleges that a majority of Earthstone’s directors were conflicted and, along with EnCap, breached their fiduciary duties in approving the sale of shares of Series A Convertible Preferred Stock that is convertible into Class A Common Stock pursuant to the SPA. The plaintiff requested the Court to declare that the defendants breached their fiduciary duties, award of unspecified monetary damages, including interest and costs, and/ or rescind the stock purchase transaction. On October 14, 2022, the defendants filed a motion to dismiss the amended Complaint. Earthstone believes the Complaint is completely without merit and intends to contest vigorously the allegations made therein and to seek reimbursement for its costs and expenses in so doing. Earthstone carries insurance for the claims asserted against it and the officer and director defendants in the Complaint, and the carrier has accepted coverage subject to applicable self-retentions and limits of liability. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company.
From time to time, the Company may be involved in other various legal proceedings and claims in the ordinary course of business.
Commitment to Purchase Materials
The Company entered into an agreement to purchase certain materials related to its drilling and completion activities through 2024 (the “Materials Purchase Agreement”). The Company has already fulfilled its 2022 financial obligation under the Materials Purchase Agreement and the Company has committed to payments of $29.8 million in 2023 and $6.9 million in 2024.
Environmental and Regulatory
As of September 30, 2022, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 14. Income Taxes
The Company’s corporate structure requires the filing of two separate U.S. Federal income tax returns and one Canadian income tax return which include Lynden US, Earthstone, and Lynden Corp, respectively. As such, taxable income of Earthstone cannot be offset by tax attributes, including net operating losses, of Lynden US, nor can taxable income of Lynden US be offset by tax attributes of Earthstone. Earthstone and Lynden US record a tax provision, respectively, for their share of the book income or loss of EEH, net of the non-controlling interest. As EEH is treated as a partnership for U.S. Federal income tax purposes, it is not subject to income tax at the federal level and only recognizes the Texas Margin Tax.
On February 15, 2022, the Company completed the Chisholm Acquisition which included the issuance of 19,417,476 shares of Class A Common Stock, which resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of the ownership change, the Company’s ability to utilize net operating losses (“NOLs”) and credits generated prior to the ownership change date may be limited to offset taxable income incurred after the ownership change date (the “382 Limitation”).
As of September 30, 2022 and December 31, 2021, current liabilities of $4.1 million and $0.9 million, respectively, are included in Other current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2022, amount includes $2.0 million current federal income tax payable and $2.1 million current Texas Margin Tax payable. As of December 31, 2021, the amounts solely represent current Texas Margin Tax payable.
During the nine months ended September 30, 2022, the Company recorded income tax expense of approximately $81.7 million comprised of (1) income tax expense for Earthstone of $70.0 million, which included a deferred income tax expense of $74.5 million and a current income tax expense of $2.0 million, resulting from its share of the distributable income from EEH, offset by a $6.5 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $5.5 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $6.2 million related to state taxes, which included a deferred income tax expense of $4.1 million and a current income tax expense of $2.1 million. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, the Company recorded income tax benefit of approximately $0.3 million comprised of (1) a deferred income tax benefit for Lynden US of $0.1 million as a result of its share of the distributable loss from EEH, (2) no net income tax benefit for Earthstone as the $0.8 million income tax benefit resulting from its share of the distributable loss from EEH had a full valuation allowance recorded against it as future realization of the net deferred tax asset cannot be assured and (3) deferred income tax benefit of $0.8 million related to the Texas Margin Tax, offset by (4) current income tax expense of $0.6 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2021.

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
Overview
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with its consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our assets are located in the Midland Basin in West Texas, the Eagle Ford Trend in South Texas and the Delaware Basin in New Mexico.
Recent Developments
Share Repurchase
On October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg Pincus LLC in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share.
Titus Acquisition
On August 10, 2022, Earthstone Energy, Inc. (“Earthstone”), Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“EEH”), as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company (“TOGI”), Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company, and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated June 27, 2022, by and among Earthstone, EEH and Titus I (the “Titus I Purchase Agreement”) that was previously reported on Form 8-K filed on June 29, 2022 with the Securities and Exchange Commission (“SEC”). Also on August 10, 2022, Earthstone, EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company (“TOGII”), Lenox Minerals II, LLC, a Delaware limited liability company, and Lenox Mineral Holdings II, LLC, a Delaware limited liability company (collectively, “Titus II” and together with Titus I, “Titus”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated June 27, 2022, by and among Earthstone, EEH and Titus II (the “Titus II Purchase Agreement,” and together with the Titus I Purchase Agreement, the “Purchase Agreements”) that was previously reported on Form 8-K filed on June 29, 2022 with the SEC. At the closing of the Purchase Agreements, among other things, EEH acquired (the “Titus Acquisition”) interests in oil and gas leases and related property of Titus I and Titus II located in the Delaware Basin, New Mexico, for an aggregate purchase price (the “Purchase Price”) of approximately $565.8 million in cash (“Cash Consideration”), net of preliminary and customary purchase price adjustments and subject to final post-closing settlement between EEH and Titus, and an aggregate 3,857,015 shares (the “Shares” and such issuance, the “Stock Issuance”) of Class A Common Stock, net of preliminary and customary purchase price adjustments. At the closing of the Titus Acquisition, $64.5 million of the Cash Consideration was deposited in an escrow account to support Titus’ indemnity obligations under the Purchase Agreements, 1,811,132 of the Shares (the “Titus I Closing Shares”) were issued to Titus Oil & Gas, LLC, an affiliate of TOGI (“Titus O&G”), and 2,045,883 of the Shares (the “Titus II Closing Shares”) were issued to Titus Oil & Gas Investments II, LLC, an affiliate of TOGII (“Titus O&G II”). On August 10, 2022, in connection with the closing of the Titus Purchase Agreements, Earthstone entered into a customary registration rights agreement with Titus I and Titus II and their respective equity holders relating to the Titus Shares.
Conversion of Series A Convertible Preferred Stock
On July 6, 2022, the 280,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share of Earthstone (the “Series A Convertible Preferred Stock”) automatically converted into 25,225,225 shares of Class A Common Stock. As such, the Series A Convertible Preferred Stock is no longer outstanding and the Investors were issued the 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Convertible Preferred Stock.
On July 15, 2022, Earthstone filed a certificate of elimination with the Secretary of State of the State of Delaware eliminating all provisions of the certificate of designations previously filed by Earthstone with the Secretary of State of the State of Delaware on April 13, 2022 related to the Series A Convertible Preferred Stock.
Credit Agreement
On September 29, 2022, in connection with a regularly scheduled borrowing base redetermination, the borrowing base increased from $1.7 billion to $1.85 billion.
On August 10, 2022, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Seventh Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, Citizens Bank, N.A., KeyBank National Association, U.S. Bank National Association, Fifth Third Bank, PNC Bank, National Association, and Bank of America, N.A., as Documentation Agents, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Seventh Amendment increased the borrowing base from $1.4 billion to $1.7 billion and increased elected commitments from $800 million to $1.2 billion. The Seventh Amendment also established a fully funded $250 million term loan tranche as a portion of the $1.2 billion of available commitments under the Credit Agreement (the “Term Loan”), with the remaining $950 million of commitments in the form of revolving commitments. The Term Loan is fully pre-payable without premium or penalty, subject to the satisfaction of certain specified conditions, and bears an interest rate of Term SOFR plus 3.25%, increasing by 0.25% each 180-day period following the Term Loan funding. The Term Loan is co-terminus with the revolving loans' maturity date of June 2, 2027, subject to the Springing Maturity Date (as defined in the Credit Agreement) applicable to revolving loans and term loans. The interest rate applicable to revolving loans remains a rate of Term SOFR plus an applicable margin between 2.25% and 3.25%, depending upon borrowing base utilization.
On June 2, 2022, the Company, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Sixth Amendment”) to the Credit Agreement. Among other things, the Sixth Amendment extended the maturity of the Credit Agreement to June 2027, increased the borrowing base from $1.325 billion to $1.4 billion and reduced the interest rate for amounts outstanding. Elected commitments under the Credit Agreement remained at $800 million.
On April 14, 2022, in connection with the Notes Offering, the Company voluntarily elected to reduce commitments under the borrowing base of the Credit Agreement to $800 million.
On January 30, 2022, Earthstone, EEH as Borrower, Wells Fargo as Administrative Agent, the Lenders and the guarantors party thereto entered into an amended and restated Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Fifth Amendment increased the borrowing base and corresponding elected commitments from $650 million to $825 million upon the closing of the Chisholm Agreement.
Bighorn Acquisition
On April 14, 2022, Earthstone, EEH, and Bighorn Asset Company, LLC (“Bighorn”) as seller, consummated the transactions contemplated in the Purchase and Sale Agreement dated January 30, 2022, by and among Earthstone, EEH and Bighorn (the “Bighorn Purchase Agreement”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the Bighorn Purchase Agreement, among other things, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas, for a purchase price (the “Purchase Price”) of approximately $641.8 million in cash, net of customary purchase price adjustments, and 5,650,977 shares (the “Bighorn Shares”) of Class A Common Stock. At the closing of the Bighorn Acquisition, 510,638 of the Bighorn Shares were deposited in a stock escrow account for Bighorn’s indemnity obligations and 5,140,339 of the Bighorn Shares (the “Closing Shares”) were issued to Bighorn Permian Resources, LLC, an affiliate of Bighorn (“Bighorn Permian”). On April 14, 2022, in connection with the closing of the Bighorn Purchase Agreement, Earthstone and Bighorn Permian entered into a customary registration rights agreement relating to the Bighorn Shares.

Securities Purchase Agreement
Also, on April 14, 2022, Earthstone, EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC (“Cypress” and collectively with EnCap Fund XI, the “Investors”), a fund managed by Post Oak Energy Capital, LP (“Post Oak”), consummated the sale and issuance of 280,000 shares of Series A Convertible Preferred Stock pursuant to that certain Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors (the “SPA”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the SPA, Earthstone issued 280,000 shares (the “PIPE Shares”) of Series A Convertible Preferred Stock in exchange for gross cash proceeds of $280 million (the “Private Placement”).
On July 6, 2022, all of the PIPE Shares were converted into 25,225,225 shares of Class A Common Stock. The Series A Convertible Preferred Stock is no longer outstanding and the Investors were issued 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Convertible Preferred Stock.
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
Areas of Operation
Our primary focus is concentrated in the Midland Basin in West Texas and the Delaware Basin in New Mexico, both containing high oil and liquids rich resources which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
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
Operations Update
During the third quarter of 2022, for our Company-operated activity, we commenced drilling 12 gross (12.0 net) wells and brought seven gross (6.3 net) wells online in the Midland Basin. We began drilling six gross (3.3 net) wells in the Delaware Basin and brought 12 gross (10.5 net) wells online.
In the Midland Basin, the Barnhart five-well pad in Irion County came online in August 2022 and had peak IP-30 average production of ~1,170 Boepd (~81% oil) per well. These wells averaged a completed lateral length of ~10,000 ft per well and are producing from the Wolfcamp B interval.
In the Delaware Basin, the Cletus and Salt Draw pads in Eddy County commenced production in early September. The two-well Cletus pad had peak IP-30 average production of ~1,350 Boepd (69% oil) per well, and both wells have completed lateral length of approximately 9,750 ft and are producing from the Wolfcamp A interval. The two-well Salt Draw pad had a peak IP-30 average production of ~1,570 Boepd (77% oil) per well from the Second Bone Springs interval. The two wells have a completed lateral length of approximately 4,700 ft per well. Additionally, in early September, the six drilled but uncompleted wells (Lonesome Dove and Cattlemen pads) acquired in the Titus acquisition in Lea County came online and had peak IP-30 average production of ~1,400 Boepd (72% oil) per well. All six wells had completed lateral length of approximately 7,700 ft per well and are producing from the First and Second Bone Springs interval.
We operated a four-rig drilling program in the third quarter with two rigs in each of the Midland and Delaware basins. We have recently added our fifth rig in the Delaware Basin and expect to continue a five-rig operated drilling program in 2023 with two rigs in the Midland Basin and three rigs in the Delaware Basin. For full year 2022 and only for our Company-operated activity, we anticipate spudding 36 gross (32.4 net) wells and bringing 34 gross (30.7 net) wells online in the Midland Basin. In the Delaware Basin, we anticipate spudding 28 gross (18.2 net) wells and bringing 27 gross (19.3 net) wells online. Actual results of our drilling activities are as follows:

	Wells Spud in the Period January 1, 2022 through September 30, 2022		Wells Brought Online in the Period January 1, 2022 through September 30, 2022
	Gross	Net	Gross	Net
Midland Basin in West Texas
Operated	30	25.6	28	24.4
Non-operated	17	3.5	2	0.3
Total	47	29.1	30	24.7
Delaware Basin in New Mexico
Operated	21	12.7	18	14.0
Non-operated	2	—	4	0.7
Total	23	12.7	22	14.7

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2022.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	3,566	1,055	238%
Natural gas (MMcf)	16,514	4,119	301%
Natural gas liquids (MBbl)	2,360	636	271%
Barrels of oil equivalent (MBoe)	8,678	2,377	265%
Average Daily Production (Boepd)	94,329	25,836	265%

Average prices:
Oil (per Bbl)	$93.12	$70.20	33%
Natural gas (per Mcf)	$6.90	$3.49	98%
Natural gas liquids (per Bbl)	$36.23	$34.56	5%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$83.75	$52.94	58%
Natural gas ($/Mcf)	$5.36	$2.85	88%
Natural gas liquids ($/Bbl)	$36.23	$34.56	5%

(In thousands)
Oil revenues	$332,036	$74,051	348%
Natural gas revenues	$113,937	$14,368	693%
Natural gas liquids revenues	$85,522	$21,965	289%

Lease operating expense	$75,829	$12,983	484%
Production and ad valorem taxes	$40,219	$7,225	457%
Depreciation, depletion and amortization	$90,880	$27,059	236%

General and administrative expense (excluding stock-based compensation)	$10,866	$4,770	128%
Stock-based compensation - equity and liability awards	$3,322	$2,880	15%
General and administrative expense	$14,188	$7,650	85%

Transaction costs	$1,778	$293	NM
Gain (loss) on sale of oil and gas properties	$14,803	$392	NM
Interest expense, net	$(20,988)	$(3,050)	588%

Unrealized gain (loss) on derivative contracts	$119,209	$(12,244)	(1,074)%
Realized (loss) on derivative contracts	$(58,923)	$(20,884)	182%
Gain (loss) on derivative contracts, net	$60,286	$(33,128)	(282)%

Income tax expense	$(60,518)	$(451)	NM
NM – Not Meaningful

Results of Operations Highlights
The Titus Acquisition, Bighorn Acquisition, Chisholm Acquisition, Foreland Acquisition, and the Tracker/Sequel Acquisitions (collectively, the “Acquisitions”) have had a significant impact on our results of operations for the three and nine months ended September 30, 2022 as compared to the corresponding periods of 2021. In addition, commodity prices have improved, further impacting our results of operations. Below is a discussion highlighting the impact of our recent acquisitions.
Oil revenues
For the three months ended September 30, 2022, oil revenues increased by $258.0 million, or 348%, relative to the comparable period in 2021. Of the increase, $233.8 million was attributable to an increase in sales volume and $24.2 million was attributable to an increase in our realized price. Our average realized price per Bbl increased from $70.20 for the three months ended September 30, 2021 to $93.12, or 33%, for the three months ended September 30, 2022. Additionally, we had a net increase in the volume of oil sold of 2,511 MBbls, or 238%, which included an increase of 2,457 MBbls related to the wells acquired in the Acquisitions and an increase of 54 MBbls primarily resulting from new wells coming online related to our 2022 drilling program.
Natural gas revenues
For the three months ended September 30, 2022, natural gas revenues increased by $99.6 million, or 693%, relative to the comparable period in 2021. Of the increase, $85.5 million was due to increased sales volume and $14.1 million was attributable to an increase in realized price. Our average realized price per Mcf increased 98% from $3.49 for the three months ended September 30, 2021 to $6.90 for the three months ended September 30, 2022. The total volume of natural gas produced and sold increased 12,396 MMcf, or 301%, which included an increase of 12,870 MMcf related to the wells acquired in the Acquisitions, partially offset by a decrease of 474 MMcf in our other wells primarily resulting from natural declines.
Natural gas liquids revenues
For the three months ended September 30, 2022, natural gas liquids revenues increased by $63.6 million, or 289%, relative to the comparable period in 2021. Of the increase, $1.1 million was attributable to an increase in our realized price and $62.5 million was attributable to increased volume. The volume of natural gas liquids produced and sold increased by 1,725 MBbls, or 271%, primarily resulting from an increase of 1,776 MBbls related to the wells acquired in the Acquisitions, partially offset by a decrease of 51 MBbls in our other wells primarily resulting from natural declines.
Lease operating expense (“LOE”)
LOE increased by $62.8 million, or 484%, for the three months ended September 30, 2022 relative to the comparable period in 2021, due to a $56.0 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $6.8 million increase resulting from additional well count as a result of our 2022 drilling program and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended September 30, 2022 increased by $33.0 million, or 457%, relative to the comparable period in 2021 due to a $30.7 million increase resulting from the properties acquired in the Acquisitions and a $2.3 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended September 30, 2022 increased by $63.8 million, or 236%, relative to the comparable period in 2021, primarily due to a $61.9 million increase in DD&A related to the assets acquired in the Acquisitions and a $1.9 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties which were also affected by inflationary factors.
General and administrative expense (“G&A”)
G&A for the three months ended September 30, 2022 increased by $6.5 million, or 85%, relative to the comparable period in 2021, primarily due to a $4.5 million increase in payroll and employee costs associated with increased headcount, a $1.6 million increase primarily due to higher professional fees resulting from overall increased operating activity and a $0.4 million increase in stock-based compensation expense of which $0.3 million related to performance-based equity awards and $0.2 million related to non-performance based equity awards, both due to an increased award base from the prior year period, partially offset by a $0.1 million decrease in performance-based liability awards due to a decrease in the market value of our Class A Common Stock in the three months ended September 30, 2022.
Transaction Costs
For the three months ended September 30, 2022, transaction costs consisted of $1.8 million in legal and professional fees associated with certain of our acquisition and divestiture transactions, including $0.7 million associated with the Titus Acquisition and $0.3 million associated with the Chisholm Acquisition. For the three months ended September 30, 2021, transaction costs included legal and professional fees of $0.2 million associated with the IRM Acquisition and $0.1 million associated with other acquisition target companies.
Gain on sale of oil and gas properties
During the three months ended September 30, 2022, we sold certain non-operated oil and gas properties located in Fayette and Gonzales Counties of Texas. In connection with these sales, we recorded gains totaling $14.8 million. See Note 4. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense increased from $3.1 million for the three months ended September 30, 2021 to $21.0 million for the three months ended September 30, 2022, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Gain (loss) on derivative contracts, net
For the three months ended September 30, 2022, we recorded a net gain on derivative contracts of $60.3 million, consisting of unrealized mark-to-market gains of $119.2 million related to our commodity hedges, offset by net realized losses on settlements of our commodity hedges of $58.9 million. For the three months ended September 30, 2021, we recorded a net loss on derivative contracts of $33.1 million, consisting of unrealized mark-to-market losses of $12.2 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $20.8 million and net realized losses on our interest rate swap of $0.1 million.
Income tax expense
During the three months ended September 30, 2022, the Company recorded income tax expense of approximately $60.5 million which included (1) a deferred income tax expense for Earthstone of $52.1 million, which included a deferred income tax expense of $50.2 million and a current income tax expense of $2.0 million, resulting from its share of the distributable income from EEH, offset by a $0.1 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $3.5 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $4.9 million related to state taxes, which included a deferred income tax expense of $3.6 million and a current income tax expense of $1.3 million. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2022. The combined Earthstone and Lynden deferred income tax expense amounts of $53.7 million in the period were deferred as a result of substantial forecasted current year income tax deductions generated by the Acquisitions, as well as forecasted intangible drilling cost income tax deductions resulting from our drilling program.

Results of Operations
Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	7,569	3,195	137%
Natural gas (MMcf)	36,567	9,490	285%
Natural gas liquids (MBbl)	5,229	1,497	249%
Barrels of oil equivalent (MBoe)	18,892	6,273	201%
Average Daily Production (Boepd)	69,203	22,978	201%

Average prices:
Oil (per Bbl)	$99.93	$64.42	55%
Natural gas (per Mcf)	$6.37	$2.84	124%
Natural gas liquids (per Bbl)	$40.31	$28.69	41%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$83.44	$51.01	64%
Natural gas ($/Mcf)	$5.15	$2.49	107%
Natural gas liquids ($/Bbl)	$40.31	$28.69	41%

(In thousands)
Oil revenues	$756,420	$205,788	268%
Natural gas revenues	$233,020	$26,910	766%
Natural gas liquids revenues	$210,756	$42,929	391%

Lease operating expense	$147,974	$35,579	316%
Production and ad valorem taxes	$87,729	$17,428	403%
Depreciation, depletion and amortization	$191,669	$77,493	147%

General and administrative expense (excluding stock-based compensation)	$25,459	$14,579	75%
Stock-based compensation - equity and liability awards	$15,112	$10,621	42%
General and administrative expense	$40,571	$25,200	61%

Transaction costs	$12,118	$2,906	317%
Gain (loss) on sale of oil and gas properties	$14,803	$740	1900%
Interest expense, net	$(42,931)	$(7,668)	460%

Unrealized gain (loss) on derivative contracts	$28,607	$(71,255)	(140)%
Realized loss on derivative contracts	$(169,708)	$(46,311)	266%
Loss on derivative contracts, net	$(141,101)	$(117,566)	20%

Income tax (expense) benefit	$(81,673)	$343	(23,911)%

Oil revenues
For the nine months ended September 30, 2022, oil revenues increased by $550.6 million, or 268%, relative to the comparable period in 2021. Of the increase, $437.2 million was attributable to an increase in volume and $113.4 million was attributable to an increase in our realized price. Our average realized price per Bbl increased from $64.42 for the nine months ended September 30, 2021 to $99.93, or 55%, for the nine months ended September 30, 2022. Additionally, we had a net increase in the volume of oil sold of 4,374 MBbls, or 137%, which included an increase of 4,292 MBbls related to the wells acquired in the Acquisitions and an increase of 82 MBbls in our other wells primarily resulting from new wells brought online since the third quarter of 2021.
Natural gas revenues
For the nine months ended September 30, 2022, natural gas revenues increased by $206.1 million, or 766%, relative to the comparable period in 2021. Of the increase, $172.5 million was due to increased sales volume and $33.6 million was attributable to an increase in realized price. Our average realized price per Mcf increased 124% from $2.84 for the nine months ended September 30, 2021 to $6.37 for the nine months ended September 30, 2022. The total volume of natural gas produced and sold increased 27,077 MMcf, or 285%, which included an increase of 27,618 MMcf related to the wells acquired in the Acquisitions, partially offset by a decrease of 541 MMcf in our other wells primarily resulting from natural declines.
Natural gas liquids revenues
For the nine months ended September 30, 2022, natural gas liquids revenues increased by $167.8 million, or 391%, relative to the comparable period in 2021. Of the increase, $150.4 million was attributable to increased volume and $17.4 million was attributable to an increase in our realized price. The volume of natural gas liquids produced and sold increased by 3,732 MBbls, or 249%, primarily resulting from an increase of 3,745 MBbls related to the wells acquired in the Acquisitions, partially offset by a decrease of 13 MBbls in our other wells primarily resulting from natural declines.
Lease operating expense (“LOE”)
LOE increased by $112.4 million, or 316%, for the nine months ended September 30, 2022 relative to the comparable period in 2021, due to a $100.0 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $12.4 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the nine months ended September 30, 2022 increased by $70.3 million, or 403%, relative to the comparable period in 2021 due to a $59.9 million increase resulting from the properties acquired in the Acquisitions and a $10.4 million increase related to our other wells resulting from improved commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the nine months ended September 30, 2022 increased by $114.2 million, or 147%, relative to the comparable period in 2021 primarily due to a $106.5 million increase in DD&A related to the assets acquired in the Acquisitions and a $7.7 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties.
General and administrative expense (“G&A”)
G&A for the nine months ended September 30, 2022 increased by $15.4 million, or 61%, relative to the comparable period in 2021, due to an increase of $7.9 million in payroll and employee costs associated with increased headcount, $3.0 million primarily related to an increase in professional fees due to overall increased operating activity of the Company and a $4.5 million increase in performance-based stock-based compensation expense of which $0.6 million related to performance-based equity awards and $0.2 million related to non-performance based equity awards, both due to an increased award base from the prior year period, and a $3.7 million increase in performance-based liability awards due to an increase in the market value of our Class A Common Stock in the nine months ended September 30, 2022.
Transaction Costs
For the nine months ended September 30, 2022, transaction costs increased by $9.2 million primarily due to legal and professional fees associated with the Chisholm Acquisition.

Gain on sale of oil and gas properties
During the nine months ended September 30, 2022, we sold certain non-operated oil and gas properties located in Fayette and Gonzales Counties of Texas. In connection with these sales, we recorded gains totaling $14.8 million. See Note 4. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense increased from $7.7 million for the nine months ended September 30, 2021 to $42.9 million for the nine months ended September 30, 2022, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the nine months ended September 30, 2022, we recorded a net loss on derivative contracts of $141.1 million, consisting of unrealized mark-to-market gains of $28.6 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $169.7 million. For the nine months ended September 30, 2021, we recorded a net loss on derivative contracts of $117.6 million, consisting of unrealized mark-to-market losses of $71.9 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.6 million related to our interest rate swap, along with net realized losses on settlements of our commodity hedges of $46.1 million and net realized losses on our interest rate swap of $0.2 million.
Income tax (expense) benefit
During the nine months ended September 30, 2022, the Company recorded income tax expense of approximately $81.7 million which included (1) income tax expense for Earthstone of $70.0 million, which included a deferred income tax expense of $74.5 million and a current income tax expense of $2.0 million, resulting from its share of the distributable income from EEH, offset by a $6.5 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $5.5 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $6.2 million related to state taxes, which included a deferred income tax expense of $4.1 million and a current income tax expense of $2.1 million. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2022. The combined Earthstone and Lynden deferred income tax expense amounts of $80.0 million in the period were deferred as a result of substantial forecasted current year income tax deductions generated by the Acquisitions, as well as forecasted intangible drilling cost income tax deductions resulting from our drilling program.
Liquidity and Capital Resources
Sources of Cash
With two drilling rigs operating in the Midland Basin, two additional rigs operating in the Delaware Basin and a third Delaware Basin rig expected to be added in the fourth quarter of 2022, we expect total 2022 drilling plan spending of $519-$534 million which we expect to be funded by cash flows from operations. During the nine months ended September 30, 2022, we generated $703.2 million of cash flows from operating activities. As of September 30, 2022, we had available borrowings under our Credit Agreement of approximately $558.3 million. Additionally, on April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million and, on April 14, 2022, we issued 280,000 shares of Series A Convertible Preferred Stock for net proceeds of approximately $279.3 million.
Although we expect cash flows and capacity under our Credit Agreement to be sufficient to fund our expected 2022 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, the global pandemic, force majeure events, challenging environmental regulations and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.
We believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Agreement to meet our capital requirements for the next 12 months.

Working Capital
Working capital (presented below) was a deficit of $138.9 million as of September 30, 2022. Of the $138.9 million working capital deficit, $13.5 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to September 30, 2022) resulting from increased oil price futures as of September 30, 2022. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When removed, the remaining working capital deficit of $125.5 million is $432.8 million less than our cash and available borrowings as of September 30, 2022 of $558.3 million. The components of working capital are presented below:

	September 30,	December 31,
(In thousands)	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	196,941	50,575
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2022 and December 31, 2021, respectively	20,328	2,930
Derivative asset	14,950	1,348
Prepaid expenses and other current assets	19,089	2,549
Total current assets	251,308	61,415

Current liabilities:
Accounts payable	$75,162	$31,397
Revenues and royalties payable	158,867	36,189
Accrued expenses	105,623	31,704
Asset retirement obligation	941	395
Derivative liability	28,404	45,310
Advances	15,405	4,088
Operating lease liabilities	869	681
Finance lease liabilities	784	—
Other current liabilities	4,105	851
Total current liabilities	390,160	150,615

Working Capital	$(138,852)	$(89,200)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 increased to $703.2 million compared to $147.3 million for the nine months ended September 30, 2021, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2022 increased to $1.8 billion from $305.4 million for the nine months ended September 30, 2021, due to approximately $1.5 billion in acquisition of oil and gas properties, $325.1 million related to the execution of our drilling program and $1.7 million related to other property additions, partially offset by $26.2 million in proceeds from sales of oil and gas properties.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $1.1 billion for the nine months ended September 30, 2022 compared to cash flows provided by financing activities of $157.1 million for the nine months ended September 30, 2021. On April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million. On April 14, 2022, we issued 280,000 shares of Series A Convertible Preferred Stock for net proceeds of approximately $279.3 million.
Capital Expenditures
Our accrual basis capital expenditures for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Drilling and completions	$146,845	$348,145
Leasehold costs	307	567
Total capital expenditures	$147,152	$348,712

Hedging Activities
The following table sets forth our outstanding derivative contracts at September 30, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil	1,081,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q4 2022	Crude Oil Basis Swap (1)	3,128,000	$0.89
Q1 - Q4 2023	Crude Oil Basis Swap (1)	9,488,500	$0.92
Q4 2022	Natural Gas	1,893,500	$3.33
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q4 2022	Natural Gas Basis Swap (2)	1,840,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil Costless Collar	805,000	$73.14	$96.49
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$62.98	$80.34
Q4 2022	Natural Gas Costless Collar	8,686,500	$4.57	$10.17
Q1 - Q4 2023	Natural Gas Costless Collar	17,298,000	$3.77	$7.49

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	1,750,500	$70.00	$64.53

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

The following is a summary of our open oil and natural gas derivative contracts as of September 30, 2022:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil	1,081,000	$66.70
Q1 - Q4 2023	Crude Oil	1,277,500	$76.20
Q4 2022	Crude Oil Basis Swap (1)	3,128,000	$0.89
Q1 - Q4 2023	Crude Oil Basis Swap (1)	9,488,500	$0.92
Q4 2022	Natural Gas	1,893,500	$3.33
Q1 - Q4 2023	Natural Gas	3,670,000	$3.35
Q4 2022	Natural Gas Basis Swap (2)	1,840,000	$(0.33)
Q1 - Q4 2023	Natural Gas Basis Swap (2)	36,500,000	$(1.47)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2022	Crude Oil Costless Collar	805,000	$73.14	$96.49
Q1 - Q4 2023	Crude Oil Costless Collar	1,715,500	$62.98	$80.34
Q4 2022	Natural Gas Costless Collar	8,686,500	$4.57	$10.17
Q1 - Q4 2023	Natural Gas Costless Collar	17,298,000	$3.77	$7.49

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2022	Crude Oil	253,000	$80.00	$75.79
Q1 - Q4 2023	Crude Oil	1,750,500	$70.00	$64.53

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $15.8 million at September 30, 2022. Based on the published commodity futures price curves for the underlying commodity as of September 30, 2022, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $10.5 million to an overall net liability position of $5.3 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $10.5 million to an overall net liability position of $26.3 million. There would also be a similar increase or decrease in loss on derivative contracts, net in the Condensed Consolidated Statements of Operations.

Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At September 30, 2022, the combined outstanding borrowings under the revolving tranche and term loan tranche of the Credit Agreement were $641.7 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At September 30, 2022, the weighted average interest rate on borrowings under the revolving tranche and term loan tranche of the Credit Agreement was 5.930% per year. If borrowings were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $3.8 million per year.

Disclosure of Limitations
Because the information above included only those exposures that existed at September 30, 2022, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act, Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2022, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
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
Unregistered sales of equity securities during the nine months ended September 30, 2022 were reported in our Current Reports on Form 8-K filed with the SEC on February 18, 2022, April 18, 2022 and August 11, 2022.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2022	—	$—	—	—
August 2022	—	—	—	—
September 2022	48,073	$12.21	—	—
(1)All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards and performance unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.

Additionally, on October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg Pincus LLC in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share.
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

EARTHSTONE ENERGY, INC.

Date:	November 2, 2022	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration