Form 10-K
period 2022-12-31
EARTHSTONE ENERGY INC
filed 2023-03-08
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price of $13.65 per share at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $586,314,541.

As of March 2, 2023, there were 140,443,172 shares of common stock outstanding, including 106,183,531 shares of Class A Common Stock, $0.001 par value per share, and 34,259,641 shares of Class B Common Stock, $0.001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the effect of existing and future laws, governmental regulations and the political and economic trends of the United States particularly with respect to climate change, alternative energy and similar topical movements;
•substantial changes in estimates of our proved reserves;
•the effects of inflation on our cost structure;
•substantial declines in the estimated values of our proved oil and natural gas reserves;
•our ability to replace our oil and natural gas reserves;
•impacts of world health events, including the coronavirus and variants (“COVID-19”) and possible similar events or pandemics in the future;
•the effects of rising interest rates on our cost of capital and the actions that central banks around the world undertake to control inflation, including the impacts such actions have on general economic conditions;
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
•our ability to comply with restrictions contained in our credit agreement and the indenture governing our senior unsecured notes, as well as debt incurred in the future;
•our ability to generate sufficient cash to service our indebtedness, fund our capital expenditures and generate future profits;
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
•future cyber risk compliance developments and its effect on the loss of confidentiality, integrity, or availability of information, data, or information (or control) systems that reflect the potential adverse impacts to organizational operations and assets, individuals, and other organizations;
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
Boe – Barrel of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent. The ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas differs significantly from the price for a barrel of oil. A barrel of natural gas liquids also differs significantly in price from a barrel of oil.
Boepd – Boe per day.
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
Exploration – encompasses the processes and methods involved in locating potential sites for oil and natural gas drilling and extraction.
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
MMBtu – One million Btu.
Mcf – One thousand cubic feet.
MMcf – One million cubic feet.
Natural gas liquids – Natural gas liquids measured in barrels. Natural gas liquids are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics.
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
Proved developed reserves or PD – The estimated quantities of oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
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
SOFR – Secured Overnight Financing Rate.
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

PART I
Item 1. Business
Overview
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with our consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include drilling and development of undeveloped leases, as well as asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. Our primary assets are located in the Midland Basin in West Texas and the Delaware Basin in New Mexico.
2022 Highlights
The following are highlights of our 2022 activities:
•Closed the Titus Acquisition in the Delaware Basin on August 10, 2022
•Closed the Bighorn Acquisition in the Midland Basin on April 14, 2022
•Closed the Chisholm Acquisition in the Delaware Basin on February 15, 2022
•Repurchased 3.0 million shares of Class A Common Stock for $43.7 million
•Full year 2022 average daily sales volumes of 78,167 Boepd exceeded our production goals and increased 215% over 2021
•Maintained strong balance sheet and liquidity position with $679.9 million of undrawn capacity on our $1.2 billion senior credit facility as of December 31, 2022
•Continued development of our properties which included drilling 75 gross / 58.9 net operated wells and completing 56 gross / 46.5 net operated wells
For the three acquisitions that we closed during 2022, we spent a total of approximately $1.5 billion, net of customary purchase price adjustments, and issued 28,925,468 shares of our Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”), with an acquisition date fair value of $380.8 million. In the aggregate, these acquisitions added significant scale by expanding our Permian Basin acreage footprint by approximately 66% gross / 48% net, increasing our estimated proved reserves by 213.1 MMBoe as well as increasing our sales volumes by 16.7 MMBoe for the year then ended.
Organizational Structure
Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“EEH”). Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc. (“Lynden US”), collectively own a 75.5% interest in EEH. We consolidate the financial results of EEH and present a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US. Each of the outstanding shares of Class A Common Stock has a corresponding unit of limited liability company interests denominated as a common unit in EEH (an “EEH Unit”). Each of the outstanding shares of Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has a corresponding EEH Unit and collectively represent the noncontrolling interests in Consolidated Financial Statements.
At any time, at the holder’s discretion, a holder of an EEH Unit may receive a share of Class A Common Stock in exchange for an EEH Unit and a corresponding share of Class B Common Stock, resulting in the immediate cancellation of both the EEH Unit and share of Class B Common Stock exchanged. As of December 31, 2022, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 139.8 million, consisting of 105.5 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock.

The following diagram indicates our simplified ownership structure as of the date of this report. This diagram is provided for illustrative purposes only and does not represent all legal entities affiliated with us.
Recent Developments
Share Repurchase
On October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg Pincus LLC (“Warburg”) in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share.
Titus Acquisition
On August 10, 2022, Earthstone, EEH, as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company (“TOGI”), Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company, and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated June 27, 2022, by and among Earthstone, EEH and Titus I (the “Titus I Purchase Agreement”) that was previously reported on Form 8-K filed on June 29, 2022 with the Securities and Exchange Commission (“SEC”). Also on August 10, 2022, Earthstone, EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company (“TOGII”), Lenox Minerals II, LLC, a Delaware limited liability company, and Lenox Mineral Holdings II, LLC, a Delaware limited liability company (collectively, “Titus II” and together with Titus I, “Titus”), as seller, consummated the transactions contemplated in that certain Purchase and Sale Agreement dated June 27, 2022, by and among Earthstone, EEH and Titus II (the “Titus II Purchase Agreement,” and together with the Titus I Purchase Agreement, the “Titus Purchase Agreements”) that was previously reported on Form 8-K filed on June 29, 2022 with the SEC. At the closing of the Titus Purchase Agreements, among other things, EEH acquired (the “Titus Acquisition”) interests in oil and gas leases and related property of Titus I and Titus II located in the Delaware Basin, New Mexico, for an aggregate purchase price (the “Titus Purchase Price”) of approximately $567.7 million in cash, which includes approximately $1.1 million in costs directly attributable to the Titus Acquisition (“Titus Cash Consideration”), net of customary purchase price adjustments, and an aggregate of 3,857,015 shares (the “Titus Shares”) of Class A Common Stock valued at its NYSE closing price on August 10, 2022 of $13.89 per share, net of customary purchase price adjustments. At the closing of the Titus Acquisition, $64.5 million of the Titus Cash Consideration was deposited in an escrow account to support Titus’ indemnity obligations under the Titus Purchase Agreements, 1,811,132 of the Titus Shares were issued to Titus Oil & Gas, LLC, an affiliate of TOGI (“Titus O&G”), and 2,045,883 of the Titus Shares were issued to Titus Oil & Gas Investments II, LLC, an affiliate of TOGII (“Titus O&G II”). On August 10, 2022, in connection with the closing of the Titus Purchase Agreements, Earthstone entered into a customary registration rights agreement with Titus I and Titus II and their respective equity holders relating to the Titus Shares. On September 2, 2022, a registration statement on Form S-3 with respect to the resale of the Titus shares was filed with the SEC and became automatically effective upon filing.
Conversion of Series A Convertible Preferred Stock
On July 6, 2022, the 280,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share of Earthstone (the “Series A Convertible Preferred Stock”), automatically converted into 25,225,225 shares of Class A Common Stock. As such, the Series A Convertible Preferred Stock is no longer outstanding and the investors therein were issued the 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Convertible Preferred Stock.
On July 15, 2022, Earthstone filed a certificate of elimination with the Secretary of State of the State of Delaware eliminating all provisions of the certificate of designations previously filed by Earthstone with the Secretary of State of the State of Delaware on April 13, 2022 related to the Series A Convertible Preferred Stock.
Credit Agreement
On September 29, 2022, in connection with a regularly scheduled borrowing base redetermination, the borrowing base under our Credit Agreement (as defined below) increased from $1.7 billion to $1.85 billion.
On August 10, 2022, Earthstone, EEH, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Seventh Amendment”) to the credit agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, Citizens Bank, N.A., KeyBank National Association, U.S. Bank National Association, Fifth Third Bank, PNC Bank, National Association, and Bank of America, N.A., as Documentation Agents, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Seventh Amendment increased the borrowing base from $1.4 billion to $1.7 billion and increased elected commitments from $800 million to $1.2 billion. The Seventh Amendment also established a fully funded $250 million term loan tranche as a portion of the $1.2 billion of available commitments under the Credit Agreement (the “Term Loan”), with the remaining $950 million of commitments in the form of revolving commitments. The Term Loan is fully pre-payable without premium or penalty, subject to the satisfaction of certain specified conditions, and bears an annual interest rate of Term SOFR (as such term is defined in the Credit Agreement) plus 3.25%, increasing by 0.25% each 180-day period following the Term Loan funding. The Term Loan is co-terminus with the revolving loans' maturity date of June 2, 2027, subject to a potential acceleration of the maturity date to as soon as January 14, 2027 (the “Springing Maturity Date”, as defined in the Credit Agreement) applicable to revolving loans and term loans. The annual interest rate applicable to revolving loans remains a rate of Term SOFR plus an applicable margin between 2.25% and 3.25%, depending upon borrowing base utilization.
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
On April 14, 2022, in connection with the closing of the Bighorn Acquisition, the Notes Offering and pursuant to the Fifth Amendment, amongst other things, the borrowing base increased to $1,325 million and elected commitments were reduced $800 million compared to the maximum of $1,325 million provided for in the Fifth Amendment in the event that the Bighorn Acquisition had closed prior to the Notes Offering.
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

Bighorn Acquisition
On April 14, 2022, Earthstone, EEH, as buyer, and Bighorn Asset Company, LLC (“Bighorn”) as seller, consummated the transactions contemplated in the Purchase and Sale Agreement dated January 30, 2022, by and among Earthstone, EEH and Bighorn (the “Bighorn Purchase Agreement”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the Bighorn Purchase Agreement, among other things, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas, for a purchase price of approximately $628.2 million in cash, which includes approximately $2.3 million in costs directly attributable to the Bighorn Acquisition, net of customary purchase price adjustments, and 5,650,977 shares (the “Bighorn Shares”) of Class A Common Stock valued at its NYSE closing price on April 14, 2022 of $13.76 per share. At the closing of the Bighorn Acquisition, 510,638 of the Bighorn Shares were deposited in a stock escrow account for Bighorn’s indemnity obligations and 5,140,339 of the Bighorn Shares were issued to Bighorn Permian Resources, LLC, an affiliate of Bighorn (“Bighorn Permian”). On April 14, 2022, in connection with the closing of the Bighorn Purchase Agreement, Earthstone and Bighorn Permian entered into a customary registration rights agreement relating to the Bighorn Shares. On July 15, 2022, a registration statement on Form S-3 with respect to the resale of the Bighorn Shares was filed with the SEC and became automatically effective upon filing.
Securities Purchase Agreement
Also, on April 14, 2022, Earthstone, EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC (“Cypress” and collectively with EnCap Fund XI, the “Investors”), a fund managed by Post Oak Energy Capital, LP (“Post Oak”), consummated the sale and issuance of 280,000 shares of Series A Convertible Preferred Stock pursuant to that certain Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors (the “SPA”) that was previously reported on Form 8-K filed on February 2, 2022 with the SEC. At the closing of the SPA, Earthstone issued 280,000 shares (the “PIPE Shares”) of Series A Convertible Preferred Stock in exchange for gross cash proceeds of $280 million. Offering costs related to the closing of the SPA were approximately $0.7 million.
On July 6, 2022, all of the PIPE Shares were converted into 25,225,225 shares of Class A Common Stock. The Series A Convertible Preferred Stock is no longer outstanding and the Investors were issued 25,225,225 shares of Class A Common Stock upon the conversion of the Series A Convertible Preferred Stock.
On April 14, 2022, in connection with the closing of the SPA, Earthstone and the Investors entered into a customary registration rights agreement relating to the shares of Class A Common Stock underlying the PIPE Shares. On July 15, 2022, a registration statement on Form S-3 with respect to the resale of the PIPE shares was filed with the SEC and became automatically effective upon filing.
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
Chisholm Acquisition
On February 15, 2022, Earthstone, EEH, and Chisholm, as seller, consummated the transactions contemplated in the Chisholm Agreement that was previously reported on Form 8-K filed with the SEC on December 17, 2021. At the closing of the Chisholm Agreement, among other things, EEH acquired (the “Chisholm Acquisition”) interests in oil and gas leases and related property of Chisholm located in Lea County and Eddy County, New Mexico, for aggregate consideration, as adjusted for customary purchase price adjustments, consisting of: (i) approximately $314.0 million in cash paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022, and (iii) 19,417,476 shares of Class A Common Stock valued at its NYSE closing price on February 15, 2022 of $12.85 per share. See further discussion in Note 14. Related Party Transactions in the Notes to Consolidated Financial Statements.

Cash consideration for the Chisholm Acquisition was funded by borrowings under the Credit Agreement.
Inflation
Inflation has increased costs associated with our capital program and production operations. We have experienced increases in the costs of many of the materials, supplies, equipment and services used in our operations and we expect inflation to continue based on current economic circumstances. In addition, the attempts to reduce inflation by the Federal Reserve have resulted in increased interest rates on debt and contributed to debt and equity market volatility. We continue to closely monitor costs and take all reasonable steps to mitigate the inflationary effect on our cost structure and also work to enhance our efficiency to minimize additional cost increases where possible.
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
Overall
As of December 31, 2022, our estimated proved oil, natural gas and natural gas liquids reserves were approximately 367,936 MBoe based on the reserve report prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), our independent petroleum engineers. Based on this report, at December 31, 2022, our estimated proved reserve quantities were approximately 38% oil, 34% natural gas and 29% natural gas liquids with 72% of those reserves classified as proved developed.
Midland Basin
As of December 31, 2022, we had approximately 167,000 net acres in the Midland Basin that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 95% is operated and 5% is non-operated. Approximately 99% of the Midland Basin net acreage is held by production. We hold an approximate 96% working interest in our operated acreage and an approximate 45% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 263 gross / 206 net vertical and 998 gross / 855 net horizontal producing wells, of which we operate 177 vertical and 882 horizontal wells.
During 2022, we completed and began producing from 34 gross / 30.4 net operated wells and 20 gross / 4.1 net non-operated wells.
We are currently operating two drilling rigs in the Midland Basin, both of which are currently drilling in Reagan County, Texas.
Delaware Basin
As of December 31, 2022, we had approximately 45,000 net acres in the Delaware Basin in New Mexico that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 92% is operated and 8% is non-operated. Approximately 90% of the Delaware Basin net acreage is held by production. We hold an approximate 60% working interest in our operated acreage and an approximate 26% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 265 gross / 94 net vertical and 265 gross / 144 net horizontal producing wells, of which we operate 101 vertical and 159 horizontal wells.
During 2022, we completed and began producing from 25 gross / 18.2 net operated wells and 4 gross / 0.7 net non-operated wells.
We are currently operating three drilling rigs in the Delaware Basin, all of which are currently drilling in Lea County, New Mexico.
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
•effectively managing leverage;
•commitment to cost efficient operations;
•a management team that is well known and respected throughout the industry; and
•ability to efficiently integrate acquisitions, allowing us to improve operating margins, as well as reducing lead time on additional acquisition opportunities.
COVID-19
Despite the recoveries in commodity prices, COVID-19 may continue to impact the global economy, disrupt supply chains and may create significant volatility and disruption of financial and commodity markets. The potential future impact of COVID-19 on our operational and financial performance, including our ability to fully execute our business strategies and efficiently operate our properties is uncertain and depends on numerous non-controllable factors. A material resurgence of COVID-19 may impact the demand for oil and natural gas, the availability of personnel, equipment and services critical to the operation of our properties. There is significant uncertainty around the extent and duration of disruptions from any such resurgence, but we expect that the longer the disruption, the greater the adverse impact may be on our business.
Operational Status
As a producer of oil, natural gas and natural gas liquids, we are recognized as an essential business under various federal, state and local regulations related to COVID-19. The safety of our employees is paramount, and we have emphasized the respective guidelines to support our mitigation efforts. Our field personnel have performed their job responsibilities with no issues to date. We required full-time office attendance for non-field personnel during 2021 and 2022, but remained flexible to working remotely, if needed. We will continue to focus on the health and safety of our employees in conformity with the applicable jurisdictional mitigation guidelines.
Operational/Financial Challenges
It is difficult to model and predict how our operations and financial status may change as a result of COVID-19. In our industry, any forecast, plans and changes to operations and financial status are a function of commodity prices, inflationary pressures and prevailing capital and operating costs. If oil and gas prices decline significantly due to a resurgence of COVID-19, we believe we can take immediate steps to operate and produce our properties at least in a cash flow neutral position for the next 12 months. If a material resurgence of COVID-19 triggered a substantial adverse response from banks and financial institutions, our borrowing base could be reduced, resulting in a borrowing base deficiency in relation to outstanding debt which may lead to a default.
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
We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2022, three purchasers accounted for 21%, 20% and 14%, respectively, of our revenue during the period. For the year ended December 31, 2021, two purchasers accounted for 34% and 13%, respectively, of our revenue during the period. For the year ended December 31, 2020, three purchasers accounted for 32%, 15% and 12%, respectively, of our revenue during the period. No other customer accounted for more than 10% of our revenue during these periods. If a major customer stopped purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed. However, we believe that the loss of any one or all of our major purchasers would not have a materially adverse effect on our financial condition or results of operations, as crude oil and natural gas are fungible products in our area of operations with well-established markets and numerous purchasers.

Transportation and Gathering
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
Our produced salt water is generally moved by pipeline connected to our operated saltwater disposal wells or by pipeline to commercial disposal facilities.
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
In view of the many uncertainties affecting the supply and demand for oil, natural gas and natural gas liquids, we are unable to accurately predict future oil, natural gas and natural gas liquids prices or the overall effect, if any, that the decline in demand for and the oversupply of such products will have on our financial condition or results of operations.
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
Environmental Regulations
Our operations are also subject to stringent federal, state and local laws regulating the discharge and emission of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency (the “EPA”) issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically govern the permitting, construction and operation of a well or production related facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.
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
Hazardous Substances and Wastes
The federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct on certain categories of persons that are considered to be responsible for the release or threatened release of a hazardous substance into the environment. These persons may include the current or former owner or operator of the site or sites where the release occurred and companies that disposed or arranged for the disposal of, or transported, hazardous substances found at the site. Under CERCLA, these potentially responsible persons may be subject to strict, joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, in the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of hazardous substance and may have disposed of these wastes at disposal sites owned and operated by others. Comparable state statutes may not provide a comparable exemption for petroleum. Moreover, the EPA has begun to utilize CERCLA to further its “environmental justice” goals by focusing enforcement of cleanup efforts in underserved and overburdened areas. The EPA defines environmental justice as “the fair treatment and meaningful involvement of all people regardless of race, color, national origin, or income, with respect to the development, implementation, and enforcement of environmental laws, regulations, and policies.” We are able to control directly the operation of only those wells for which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We generate materials in the course of our operations that may be regulated as hazardous substances, but we are not presently aware of any liabilities for which we may be held responsible that would materially or adversely affect us.
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
Water Discharges
The federal Clean Water Act and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In January 2023, the EPA and the Corps issued a final rule that revises the definition of “waters of the United States”. The final rule has been challenged by several states and industry groups. As a result of these developments, the scope of federal jurisdiction under the Clean Water Act is uncertain at this time.
The process for obtaining permits has the potential to delay our operations, and any expansion of permitting jurisdiction over wetlands or streams could result in further delays and additional operating costs. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990 (“OPA”), impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
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
Air Emissions
The federal Clean Air Act (“CAA”) and comparable state laws restrict emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop strict and stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants.
In 2012 and 2016, the EPA issued New Source Performance Standards to regulate emissions of sources of volatile organic compounds (“VOCs”), sulfur dioxide, air toxics and methane from various oil and natural gas exploration, production, processing and transportation facilities. On May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rule making to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified, and existing oil and gas facilities. Given the long-term trend toward increasing regulation, future federal Greenhouse Gas (“GHG”) regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. In November 2021, the EPA proposed new source performance standards and emissions guidelines to reduce methane and other pollution from new and existing sources in the oil and gas industry. The proposed rule would include, among other things, a comprehensive monitoring program for new and existing well sites, zero-emissions standards for new and existing pneumatic controls, and standards to eliminate venting of associated gas and requirements for the capture and sale of natural gas where a sales line is available. If adopted, these requirements could increase our costs to operate and control pollution. In November 2022, the EPA issued a Supplemental Proposal regarding the proposed new source performance standards and emissions guidelines for reducing methane and VOCs in the oil and natural gas sector. The Supplemental Proposal expands the November 2021 proposal to include more comprehensive requirements to reduce emissions, including application of methane monitoring obligations to wellhead-only sites and well sites with low emissions. It also would create a new third-party monitoring program to flag large emissions events known as the “Super-Emitter Response Program.” The EPA expects to finalize its new methane rules in 2023. The foregoing laws, regulations, and standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. Until these rules are formally adopted, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”). The IRA allocated $1.55 billion to the Methane Emissions and Waste Reduction Incentive Program. The IRA also required the EPA to implement a waste emission charge on methane emitted from applicable oil and gas facilities that exceed certain thresholds. The methane charge goes into effect in 2024 at $900 per metric ton of methane and increases to $1,500 per metric ton of methane by 2026. The charge will act as an incentive for operators to reduce emissions by minimizing leaks and replacing equipment rather than paying for excessive emissions.
In November 2022, the Department of the Interior announced a proposed rule from the Bureau of Land Management (“BLM”) that would impose additional requirements on oil and natural gas production on federal and Tribal lands, including the use of “low bleed” pneumatic equipment and vapor recovery for oil storage tanks, implementation of leak detection plans, implementation of waste minimization plans, and monthly limits on royalty-free flaring. If adopted, these rules could adversely affect our production of oil and gas pursuant to federal leases in New Mexico.
In October 2015, the EPA announced that it was lowering the primary National Ambient Air Quality Standards (“NAAQS”) for ozone from 75 parts per billion to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 parts per billion rather than lower them further. However, as discussed above, that action could be subject to reversal following the Biden Administration’s January 2021 executive order. In mid-2022, the Biden Administration announced that it was considering designating the Permian Basin in Texas as a “non-attainment zone,” which, if designated, would result in increased permitting and compliance requirements for drilling operations in the state to decrease ozone levels. The Biden Administration has since omitted the potential designation from an agenda of planned regulations, indicating that it is not expected to be finalized in the next year. The EPA, however, could revive the effort in the future. In 2022, the New Mexico Environment Department (“NMED”) adopted “ozone precursor rules.” The ozone precursor rules went into effect on August 5, 2022 and apply to oil and gas sources in New Mexico that would cause or contribute to ambient ozone concentrations that exceed 95% of the NAAQs for ozone. As of the effective date, these rules apply to oil and natural gas production in the following counties in New Mexico: Chaves, Dona Ana, Eddy, Lea, Rio Arriba, Sandoval, San Juan, and Valencia. The rules apply to certain crude oil and natural gas production and processing equipment associated with operations. Reclassification of areas of state implementation of NAAQS, or designation of areas in which we operate as non-attainment zones, could result in stricter permitting requirements, delay, or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Moreover, the NMOCD recently adopted new rules, which require oil and gas operators to capture 98 percent of their methane waste by the end of 2026. The new rules went into effect on May 25, 2021. While the State of Texas has not formally conducted a recent rulemaking related to air emissions, scrutiny of oil and natural gas operations and the rules affecting them have increased in recent years. For example, the EPA and environmental non-governmental organizations have conducted flyovers with optical gas imaging cameras to survey emissions from oil and natural gas production facilities and transmission infrastructure. In August 2022, for example, the EPA announced that it would be conducting helicopter flyovers of the Permian Basin region in New Mexico and Texas. The flyovers used infrared cameras to survey oil and gas operations to identify large emitters of methane and VOCs. Based on data obtained during flyovers, EPA intends to initiate enforcement follow up actions with facilities operators. In addition, the RRC has increased oversight related to flaring, with reporting reviews and site inspections. While none of these activities increases our compliance obligations, they signal the potential for increased enforcement and possible rulemaking in the future.
Climate Change
In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish construction and operating permit reviews for GHG emissions certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually determined reduction goals every five years after 2020.The United States rejoined the Paris Agreement in February 2021. In early 2021, the Biden Administration issued a moratorium on oil and gas leasing on federal lands and waters to reduce emissions. Since then, the moratorium has been the subject of litigation and, in August 2022, a federal judge entered an injunction against the moratorium. In November 2021, the United States participated in the United Nations Climate Change Conference in Glasgow, Scotland, United Kingdom (“COP26”). COP26 resulted in a pact among approximately 200 countries, including the United States, called the Glasgow Climate Pact. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. In conjunction with COP26, the United States committed to an economy-wide target of reducing net greenhouse gas emissions by 50-52 percent below 2005 levels by 2030. Also in November 2021, President Biden signed a $1 trillion dollar infrastructure bill into law. The new infrastructure law includes several climate-focused investments, including upgrades to power grids to accommodate increased use of renewable energy and expansion of electric vehicle infrastructure. The above-referenced IRA allocated $369 billion to energy and climate initiatives. In November 2022, the United States participated in the United Nations Climate Change Conference in Egypt (“COP27”). Although it is not possible at this time to predict what additional domestic legislation may be adopted in light of the Paris Agreement or the Glasgow Climate Pact, or how legislation or new regulations that may be adopted based on the Paris Agreement or the Glasgow Climate Pact to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, limiting emissions of GHGs from our equipment and operations, or restricting federal leases could impair our production, could require us to incur costs to reduce emissions of GHGs associated with our operations, and could decrease demand for oil and natural gas.
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
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. In early 2023, for example, legislators in New Mexico introduced a bill that, if enacted, would significantly revise the state’s 1935 Oil & Gas Act by, among other things, removing the $250,000 cap on “blanket bonds” that oil and gas operators put up as financial assurance to plug and clean wells, establishing setbacks for oil and gas operations near certain communities, and establishing an environmental justice advisory council. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. We also are aware that the SEC intends to propose new and additional rules regarding company disclosure of climate change risk. We will monitor and comply with any such promulgated rules.
Threatened and endangered species, migratory birds and natural resources
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act (“ESA”), the Migratory Bird Treaty Act (“MBTA”) and the Clean Water Act. The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. As a result of a 2011 settlement agreement, the FWS was required to determine whether to identify more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS missed the deadline but reportedly continues to review new species for protected status under the ESA pursuant to the settlement agreement. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result. Similar protections are offered to migratory birds under the MBTA. Recently, there have been renewed calls to review protections currently in place for the dunes sagebrush lizard, whose habitat includes portions of the Permian Basin, and to reconsider listing the species under the ESA. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds, we believe that we are in substantial compliance with the ESA and the MBTA, and we are not aware of any proposed ESA listings that will materially affect our operations. Nevertheless, we are monitoring listings and proposed listings by the FWS to ensure continued compliance. In November 2022, FWS listed the southern distinct population segments of the lesser prairie-chicken that occupy habitats in eastern New Mexico and the southwest Texas Panhandle. In January 2023, FWS listed the Sacramento Mountains checkerspot butterfly in New Mexico. The federal government in the past has issued indictments under the MBTA to several oil and natural gas companies after dead migratory birds were found near reserve pits associated with drilling activities. In January 2020, a new U.S. Department of the Interior (“DOI”) rule went into effect clarifying that only the intentional taking of protected migratory birds is subject to prosecution under the MTBA. In December 2021, however, that rule was revoked, and a new rule took effect reinstating the prohibition on incidental takes under the MTBA. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our development activities that could have an adverse impact on our ability to develop and produce our oil and natural gas reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
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
State Regulation
Texas and New Mexico regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas and New Mexico currently impose a severance tax on oil production of 4.6% and 3.75%, respectively, and a severance tax on natural gas and natural gas liquid production of 7.5% and 3.75%, respectively. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure our stockholders that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

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
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2022, nor do we anticipate that such expenditures will be material in 2023.
Human Capital Management
Employees
As of December 31, 2022, we had 219 full-time employees, of which 13 are management, 62 are technical personnel, 37 are administrative personnel and 107 are field operations employees. Our employees are not covered under a collective bargaining agreement nor are any employees represented by a union. We consider all relations with our employees to be satisfactory.
Health and Safety
The health, safety and wellbeing of our employees, contractors, and everyone impacted by our operations is of paramount importance to all of us at Earthstone. We believe that it is our responsibility to employ best practices for safety procedures and provide a safe workplace, as well as strive to ensure that each and every one of our employees and contractors understands the importance of the role each plays in maintaining a safe work environment. Through leadership and commitment to training, safety has become imbedded in our culture and is a critical component of our success.
Our contractors and vendors are held to the same high safety standards that we require of employees. As part of this mandate, we monitor these partners to make certain that proper procedures are maintained and that contractors comply with regulatory requirements and guidelines.
In response to the emergence of the COVID-19 pandemic, we continue to monitor and take seriously the guidelines of health experts and are adhering to the highest possible standards issued by the World Health Organization (“WHO”) and Centers for Disease Control (“CDC”) as well as governments and regulators across our areas of operations. We have implemented a number of measures to safeguard the health of our employees, contractors and the community, while continuing to operate responsibly and maintaining the resiliency of the Company.
Our focus on health and safety is demonstrated by zero employee lost time incidents due to injuries at the workplace in each of 2020, 2021 and 2022.
Our Culture
At Earthstone, we know that our people drive our success, and we are committed to providing a rewarding and productive work environment and a culture of respect for our employees. We believe in fostering an inclusive culture to ensure the strength and resilience of our business. Our Code of Ethics, which applies to our directors, officers and employees when they are acting on our behalf, reinforces our long-standing commitment to high ethical standards and summarizes the fundamental importance of acting with integrity. We value the perspectives, experiences and ideas contributed by all employees and pledge to foster their professional growth by embracing the following principles:
•A culture of empowerment, transparency, and cooperation is embraced
•All employees, customers, suppliers, and community members are treated fairly
•Integrity and ethical behavior are demanded
•Diversity of perspectives and ideas is acknowledged and valued
•Communication is open and civil
•Conflict is addressed early and productively

•Professional and personal development is encouraged
•Teamwork is fostered
•Respect for others, the community and environment is valued
•Collaboration and openness to new ideas is appreciated
Compensation and Benefits
Our success is based on financial performance and operational results, and we believe that our compensation program is an important driver of that success. The primary objectives of our compensation program are to pay for performance, encourage long-term shareholder value, encourage profitable growth in our oil and natural gas reserves and production, encourage growth in cash flow and profitability, survive and preserve value and upside potential for shareholders during industry and economic downturns, and mitigate risks in our business related to compensation by balancing fixed compensation with short-term and long-term performance-based incentive compensation. Further, we operate in a highly competitive and challenging environment and must retain, attract and motivate talented individuals with the requisite technical and managerial skills to successfully pursue our business strategy. To accomplish this, our compensation program is designed to reward employees for their performance and motivate them to continue to perform at a high level through both absolute and relative performance assessment.
We provide our employees with a comprehensive compensation program. We provide a competitive base salary as a fixed component of our compensation program. The annual cash payment is our short-term incentive for eligible employees, which reinforces both corporate and individual annual performance and prioritizes both financial and operational metrics. Eligible employees may also receive long-term incentives in the form of restricted stock unit awards and performance restricted stock unit awards that vest over multiple years to support retention and align employee interests with those of our stockholders, by driving value at the enterprise level. We provide market-competitive pay levels to attract and retain the highly qualified talent. We regularly benchmark each component of our compensation program to ensure we remain competitive. All employees may participate in our 401(k) Retirement Savings Plan.
Office Locations
Our corporate headquarters are located at 1400 Woodloch Forest Drive, the Woodlands, Texas, with additional offices located at 600 North Marienfeld Street, Midland, Texas and 5301 Knickerbocker Road, San Angelo, Texas.
Information about our Executive Officers
The following table sets forth, as of March 1, 2023, certain information regarding the executive officers of Earthstone:

Name	Age	Position
Frank A. Lodzinski	73	Executive Chairman of the Board
Robert J. Anderson	61	President and Chief Executive Officer
Tony Oviedo	69	Executive Vice President, Accounting and Administration
Mark Lumpkin, Jr.	49	Executive Vice President and Chief Financial Officer
Steven C. Collins	58	Executive Vice President, Chief Operating Officer
Timothy D. Merrifield	67	Executive Vice President, Geological and Geophysical
Robert W. Hunt, Jr	42	Executive Vice President, General Counsel

The following biographies describe the business experience of our executive officers:
Frank A. Lodzinski has over 50 years of oil and gas industry experience and served as our Chairman since December 2014 and as Executive Chairman since April 1, 2020. He served as our Chief Executive Officer from December 2014 through March 2020. He also served as our President from December 2014 through April 2018. Previously, he served as President and Chief Executive Officer of Oak Valley Resources LLC (“Oak Valley”) from its formation in December 2012 until the closing of its strategic combination with Earthstone in December 2014. Prior to his service with Oak Valley, Mr. Lodzinski was Chairman, President and Chief Executive Officer of GeoResources, Inc. from April 2007 until its merger with Halcón Resources Corporation (“Halcón”) in August 2012 and from September 2012 until December 2012 he conducted pre-formation activities for Oak Valley. From 1984 to 2004, he formed, acquired and/or managed several entities that were ultimately sold or merged into larger companies or were otherwise monetized for the benefit of shareholders. In 2004, Mr. Lodzinski formed Southern Bay Energy, LLC (“Southern Bay”) and served as its President. Through an affiliated limited partnership, Southern Bay acquired oil and gas assets. The Southern Bay entities were merged into GeoResources in April 2007. Mr. Lodzinski served as a director and member of various board committees of Yuma Energy, Inc. (“Yuma”) from September 2014 to October 2020. Yuma, together with its subsidiaries, filed voluntary Chapter 11 petitions for relief under the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas on April 15, 2020 and on October 19, 2020 the cases were converted to a Chapter 7 liquidation. In connection therewith, Mr. Lodzinski resigned from Yuma’s board of directors. Mr. Lodzinski holds a BSBA degree in Accounting and Finance from Wayne State University in Detroit, Michigan.
Robert J. Anderson has served as a director since July 2021. He has served as our President and Chief Executive Officer since April 2020, having previously served as President since April 2018. From December 2014 through April 2018, he served as our Executive Vice President, Corporate Development and Engineering. Previously, he served in a similar capacity with Oak Valley from March 2013 until the closing of its strategic combination with the Company in December 2014. Prior to joining Oak Valley, he served from August 2012 to February 2013 as Executive Vice President and Chief Operating Officer of Halcón. Mr. Anderson was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012, ultimately serving as a director and Executive Vice President, Chief Operating Officer - Northern Region. He was involved in the formation of Southern Bay Energy in September 2004 as Vice President, Acquisitions until its merger with GeoResources in April 2007. From March 2004 to August 2004, Mr. Anderson was employed by AROC, a predecessor company to Southern Bay Energy, as Vice President, Acquisitions and Divestitures. Prior to March 2004, he was employed in technical and supervisory roles with Anadarko Petroleum Corporation, major oil companies including ARCO International/Vastar Resources, and independent oil companies, including Hugoton Energy, Hunt Oil and Pacific Enterprises Oil Company. His professional experience of over 30 years includes acquisition evaluation, reservoir and production engineering, field development, project economics, budgeting and planning, and capital markets. Mr. Anderson has a B.S. degree in Petroleum Engineering from the University of Wyoming and an MBA from the University of Denver.
Tony Oviedo has served as our Executive Vice President - Accounting and Administration (Principal Accounting Officer) since February 10, 2017. Mr. Oviedo has over 41 years of professional experience with both private and public companies. Prior to joining the Company, he was employed by GeoMet, Inc., where, since 2006, he served as the Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Controller. In addition, prior to joining GeoMet, Mr. Oviedo was employed by Resolution Performance Products, LLC, where he was Compliance Director and has held positions as Chief Accounting Officer, Controller, and Director of Financial Reporting with various companies in the oil and gas industry. Prior to the aforementioned experience, he served in the audit practice of KPMG LLP’s Energy Group. Mr. Oviedo holds a Bachelor’s degree in Business Administration with a concentration in accounting and tax from the University of Houston and is a Certified Public Accountant in the state of Texas.
Mark Lumpkin, Jr. has over 27 years of experience including over 18 years of oil and gas finance experience. He has served as our Executive Vice President and Chief Financial Officer since August 2017. Immediately prior to joining the Company, he served as Managing Director at RBC Capital Markets in the Oil and Gas Corporate Banking group, beginning in 2011 with a focus on upstream and midstream debt financing. From 2006 until 2011, he was employed by The Royal Bank of Scotland (“RBS”) in the Oil and Gas group within the Corporate and Investment Banking division, focusing primarily on the upstream subsector. Prior to RBS, he spent two years focused on capital markets and mergers and acquisitions primarily in the upstream sector at a boutique investment bank. Mr. Lumpkin graduated with a B.A. degree in Economics from Louisiana State University and graduated with a Master of Business Administration degree with a Finance concentration from Tulane University.
Steven C. Collins is a petroleum engineer with over 31 years of operations and related experience. He has served as our Executive Vice President and Chief Operating Officer since December 2014 (however, his title was Executive Vice President, Completions and Operations from December 2014 to January 2022 with the same position, authority and duties from December 2014 to present). Previously, he served in a similar capacity with Oak Valley from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014. Mr. Collins was employed by GeoResources, Inc. from April 2007 until its merger with Halcón in August 2012 and directed field operations, including well completion, production and workover operations. Prior to employment by GeoResources, he served as Vice President of Operations for Southern Bay, AROC, and Texoil, and as a petroleum and operations engineer at Hunt Oil Company and Pacific Enterprises Oil Company. His experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, and the Mid-Continent. Mr. Collins graduated with a B.S. degree in Petroleum Engineering from the University of Texas.
Timothy D. Merrifield has over 40 years of oil and gas industry experience. He has served as our Executive Vice President, Geology and Geophysics since December 2014. Previously, he served in a similar capacity with Oak Valley from its formation in December 2012 until the closing of its strategic combination with the Company in December 2014. Prior to employment by Oak Valley, he served from August 2012 to November 2012 as a consultant to Halcón upon its merger with GeoResources, Inc. in August 2012. From April 2007 to August 2012, Mr. Merrifield led all geology and geophysics efforts at GeoResources. He has held previous roles at AROC, Force Energy, Great Western Resources and other independents. His domestic experience includes Texas, Louisiana (onshore and offshore), North Dakota, Montana, New Mexico, Rocky Mountain States, and the Mid-Continent. In addition, he has international experience in Peru and the East Irish Sea. Mr. Merrifield attended Texas Tech University.

Robert W. Hunt Jr. has over 17 years of legal experience in the oil and gas industry. He has served as Executive Vice President & General Counsel of Earthstone since April 2022. Prior to joining Earthstone, he served as Senior Vice President, General Counsel and Secretary of Indigo Natural Resources LLC from August 2016 until Indigo’s merger with Southwestern Energy Company in September 2021. From May 2010 until July 2016, Mr. Hunt worked for Cobalt International Energy, Inc., serving most recently as Associate General Counsel focusing primarily on capital markets and major transactions. Mr. Hunt began his career with Vinson & Elkins LLP, practicing corporate and securities law. Mr. Hunt holds a B.S. degree in Business Administration and Politics from Washington and Lee University and a J.D. degree from the University of Texas.
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
General Business and Industry Risks
•Volatility in prices for oil, natural gas and natural gas liquids;
•Our oil and natural gas reserves are estimated and may not reflect the actual volumes we will recover, and we may be required to write down the carrying value of our proved properties under accounting rules;
•The borrowing base under our Credit Agreement is subject to periodic redetermination, and we are subject to interest rate risk under our Credit Agreement;
•Restrictive covenants in certain of our existing and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities;
•The impacts of inflationary pressures on our operating costs and capital expenditures;
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
•Ability to obtain required capital or financing on satisfactory terms;
•A negative shift in stakeholder sentiment towards the oil and natural gas industry;
•Our ability to obtain future hedges and effectiveness of our commodity derivative activities;

•Competition in the oil and natural gas industry;
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
•Effects of the COVID-19 pandemic and responses;
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
•Changes to government regulation or administrative practices may have a negative impact on our ability to operate and our profitability;
•Regulations that restrict our ability to acquire federal leases in the future;
•The marketability of our production is dependent upon gathering, processing and transportation facilities;
•New climate disclosure rules proposed by the SEC may increase our costs of compliance and adversely impact our business;
•Failure of third parties to fulfill their commitments to our projects;
•Incurrence of significant additional amounts of debt;
•Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions;
•Our ability to attract, train and retain qualified personnel; and
•We may be involved in, or our assets may be affected by, legal and regulatory proceedings that could result in substantial liabilities.
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
•We have no current plans to pay dividends on our Class A Common Stock;
•Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that could adversely affect our common stockholders;
•The price of our Class A Common Stock may fluctuate significantly;
•Anti-takeover provisions could make a third-party acquisition difficult; and
•Our stockholders may act by unilateral written consent.
General Business and Industry Risks
Oil, natural gas and natural gas liquid prices are volatile. Their prices at times have adversely affected, and in the future may adversely affect, our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments. Volatile and lower prices may also negatively impact our stock price.
The prices we receive for our oil, natural gas and natural gas liquid production heavily influence our revenues, profitability, access to capital and future rate of growth. These hydrocarbons are commodities, and therefore, their prices may be subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for oil, natural gas and natural gas liquid has been volatile. For example, during the period from January 1, 2020 through December 31, 2022, the WTI spot price for oil ranged from -$36.98 per Bbl in April 2020 to $123.64 in June 2022. The Henry Hub spot price for natural gas ranged from a low of $1.33 per MMBtu in September 2020 to a high of $9.85 per MMBtu in September 2022. During 2022, WTI spot prices ranged from $71.05 to $123.64 per Bbl and the Henry Hub spot price of natural gas ranged from $3.46 to $9.85 per MMBtu. Likewise, natural gas liquids, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics, have experienced significant declines in realized prices since the fall of 2014. The prices we receive for oil, natural gas and natural gas liquid we produce and our production levels depend on numerous factors beyond our control, including:
•worldwide, regional and local economic and financial conditions impacting supply and demand;
•the level of global exploration, development and production;
•the level of global supplies, in particular due to supply growth from the United States;
•the price and quantity of oil, natural gas and natural gas liquids imports to and exports from the U.S.;
•political conditions in or affecting other oil, natural gas and natural gas liquid producing countries and regions, including the current conflicts in the Middle East, Asia and Eastern Europe;
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
•prevailing prices and pricing differentials on local oil, natural gas and natural gas liquid price indices in the areas in which we operate;
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
Lower oil, natural gas and natural gas liquid prices may reduce our cash flows and borrowing capacity. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our hydrocarbon reserves as existing reserves are depleted. A decrease in prices could render development projects and producing properties uneconomic, potentially resulting in a loss of mineral leases. Low commodity prices have, at times, caused significant downward adjustments to our estimated proved reserves, and may cause us to make further downward adjustments in the future. Furthermore, our borrowing capacity could be significantly affected by decreased prices. A sustained decline in oil, natural gas and natural gas liquid prices could adversely impact our borrowing base in future borrowing base redeterminations, which could trigger repayment obligations under the Credit Agreement to the extent our outstanding borrowings exceed the redetermined borrowing base and could otherwise materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. In addition, lower oil, natural gas and natural gas liquid prices may typically cause a decline in the market price of our shares.
Low prices for oil, natural gas and natural gas liquids, could result in significant future write-downs of the financial carrying values of our properties in the future.
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
If oil, natural gas and natural gas liquid prices fall below current levels for an extended period of time and all other factors remain equal, we may incur impairment charges in the future. Such charges could have a material adverse effect on our results of operations for the periods in which they are recorded. See Note 8. Oil and Natural Gas Properties in the Notes to Consolidated Financial Statements included in this report for additional information.
Any significant reduction in our borrowing base under our Credit Agreement may negatively impact our liquidity and, consequently, our ability to fund our operations, including capital expenditures, and we may not have sufficient funds to repay borrowings under our Credit Agreement or any other obligation if required as a result of a borrowing base redetermination.
Availability under the Credit Agreement is subject to the lesser of elected commitments and the borrowing base then in effect. The borrowing base is subject to scheduled semiannual redeterminations (on or about May 1 and November 1), as well as other lender-elective borrowing base redeterminations. The lenders can unilaterally adjust the borrowing base, which impacts available borrowings permitted to be outstanding under the Credit Agreement to the degree that the borrowing base is lower than the elected commitments. Reductions in estimates of our oil, natural gas and natural gas liquid reserves may result in a reduction in our borrowing base under the Credit Agreement (if prices are kept constant). Reductions in our borrowing base under the Credit Agreement could also arise from other factors, including but not limited to:
•lower commodity prices or production;
•increased leverage ratios;
•inability to drill or unfavorable drilling results;
•changes in oil, natural gas and natural gas liquid reserve engineering techniques;
•increased operating and/or capital costs;
•the lenders’ inability to agree to an adequate borrowing base; or
•adverse changes in the lenders’ practices (including required regulatory changes) regarding estimation of reserves.
As of December 31, 2022, we had $520.1 million of borrowings outstanding out of the total $1.20 billion of elected commitments available under the Credit Agreement with a borrowing base of $1.85 billion. We may make further borrowings under the Credit Agreement in the future. Any significant reduction in our borrowing base below the elected commitments under the Credit Agreement as a result of borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operations and cash flows. Further, if the outstanding borrowings under the Credit Agreement were to exceed the elected commitments as a result of any such redetermination, we could be required to repay the excess.
Our borrowings under our Credit Agreement expose us to interest rate risk.
Our borrowings under our Credit Agreement make us vulnerable to increases in interest rates as they bear interest at a rate elected by us that is based on the prime, SOFR or federal funds rate plus margins ranging from 1.25% to 3.25%, depending on the rate used and the amount of the loan outstanding in relation to the elected commitment.
Restrictive covenants in certain of our existing and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.
Our debt agreements, including our Credit Agreement and the indenture governing the Notes (the “Indenture”), contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests, including restrictions on incurring debt, issuing dividends, repurchasing Class A Common Stock, selling assets, creating liens, entering into transactions with affiliates, and merging, consolidating, or selling our assets. Our ability to borrow under our Credit Agreement is subject to compliance with certain financial covenants. See Note 12. Long-Term Debt in the Notes to Consolidated Financial Statements. These restrictions on our ability to operate our business could significantly harm us by, among other things, limiting our ability to take advantage of financings, mergers and acquisitions, and other corporate opportunities.
Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a portion of our indebtedness. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Our cost-mitigation initiatives and actions may not offset, largely or at all, the impacts of inflationary pressures on our operating costs and capital expenditures.
Beginning in the second half of 2021 and continuing throughout 2022, we, similar to other companies in our industry, experienced inflationary pressures on our operating costs and capital expenditures - namely the costs of fuel, steel (i.e., wellbore tubulars), labor and drilling and completion services. Such inflationary pressures on our operating and capital costs, which we currently expect to continue in 2023, have negatively impacted our operating margins, cash flows and results of operations. We have undertaken, and plan to continue with, certain initiatives and actions (such as agreements with service providers to secure the costs and availability of services) to mitigate such inflationary pressures. However, there can be no assurance that such efforts will offset, largely or at all, the impacts of any future inflationary pressures on our operating costs and capital expenditures and, in turn, our cash flows and results of operations.
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
Quantities of estimated proved reserves are based on economic conditions in existence during the period of assessment. Changes to oil, natural gas and natural gas liquid prices in the markets for these commodities may shorten the economic lives of certain fields because it may become uneconomical to produce all recoverable reserves in such fields, which may reduce proved reserves estimates.
Negative revisions in the estimated quantities of proved reserves have the effect of increasing the rates of depletion on the affected properties, which decrease earnings or result in losses through higher depletion expense. These revisions, as well as revisions in the assumptions of future estimated cash flows of those reserves, may also trigger impairment losses on certain properties, which may result in non-cash charges to earnings. See Note 8. Oil and Natural Gas Properties in the Notes to Consolidated Financial Statements included in this report.
The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
At December 31, 2022, approximately 28% of our estimated proved reserves were classified as proved undeveloped. The development of our estimated proved undeveloped reserves of 103,215 MBoe will require an estimated $1,200.6 million of development capital over the next five years. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on successful drilling and completion results, future commodity prices, costs and economic assumptions that align with our internal forecasts, as well as access to liquidity sources, such as the capital markets, the Credit Agreement and derivative contracts. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. Moreover, under the applicable SEC regulations, we may be required to write down our proved undeveloped reserves if we do not drill or have a development plan to drill wells within a prescribed five-year period. The estimated reserve data assumes that we will make specified capital expenditures to timely develop our reserves. Where estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations the actual capital expenditures may vary from estimated capital expenditures, development may not occur as scheduled and actual results may be less than estimated.
The standardized measure of discounted future net cash flows from our estimated proved reserves may not be the same as the current market value of our estimated oil and natural gas reserves.
A reader should not assume that the standardized measure of discounted future net cash flows from our estimated proved reserves set forth in this report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2022, 2021 and 2020, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas unweighted arithmetic average prices without giving effect to derivative transactions and costs in effect as of the date of the estimate, holding prices and costs constant through the life of the properties. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as: the actual prices we receive for our oil and natural gas production; the actual cost of development and production expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation.
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
Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain and include properties with which we do not have a long operational history. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion or other conditions down-hole, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of a property and any indemnities we do obtain may be subject to temporal and monetary limitations. We may be required to assume the risk of the physical condition of properties in addition to the risk that they may not perform in accordance with our expectations. If properties we acquire do not produce as projected or have liabilities we were unable to identify, we could experience a decline in our reserves and production or incur unforeseen liabilities, which could adversely affect our business, financial condition and results of operations.

Future drilling and completion activities associated with identified drilling locations may be adversely affected by factors that could materially alter the occurrence or timing of their drilling and completion, which in certain instances could prevent production prior to the expiration date of mineral leases for such locations.
Although our management team has identified numerous potential drilling locations as a part of our long-range planning related to future drilling activities on our existing acreage, our ability to drill and develop these locations depends on a number of factors, which are beyond our control, including, the availability and cost of capital, oil, natural gas and natural gas liquid prices, drilling and production costs, the availability of drilling services and equipment, drilling results (including the impact of increased horizontal drilling density and longer laterals), lease expirations, gathering systems, marketing and pipeline transportation constraints, regulatory permits and approvals and other factors. In addition, we may alter the spacing between our anticipated drilling locations, which could impact the number of our drilling locations, the number of wells that we drill, and the volumes of oil and gas we ultimately recover. Because of these uncertain factors, we do not know if the drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other drilling locations. As such, our actual drilling and completion activities may materially differ from those presently anticipated. Unless production is established, in accordance with the terms of mineral leases that are associated with these locations, such leases could expire.
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
We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not placed on production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production from a given pad, which may cause volatility in our operating results. In addition, problems affecting one well could adversely affect production from all wells on such pad. As a result, multi-well pad drilling can cause delays in the scheduled commencement of production or interruptions in ongoing production.
The unavailability or high cost of equipment, supplies, personnel and oilfield services used to drill and complete wells could adversely affect our ability to execute our development plans within our budget and on a timely basis.
The demand for drilling rigs, frac crews, water, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Our operations are concentrated in areas in which activity has increased rapidly, and as a result, demand for such drilling rigs, frac crews, water, equipment and personnel, as well as access to transportation, processing and refining facilities in these areas, has increased, as have the costs for those items. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted if the United States imposes tariffs on imported goods from countries where these goods are produced. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
Our acquisition, development and exploitation projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could limit growth or lead to a decline in our reserves.
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition and development of oil and natural gas reserves. We expect to fund our 2023 capital expenditures with cash on hand, cash generated by operations, borrowings under the Credit Agreement and possibly through additional capital market transactions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil and natural gas prices, actual drilling results, the availability of high-quality drilling rigs and other services and equipment and regulatory, technological and competitive developments. A significant reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
A negative shift in stakeholder sentiment towards the oil and natural gas industry and increased attention to ESG and conservation matters may adversely impact our business.
Increasing attention to climate change and environmental matters, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with financing activities, compliance, stakeholder engagement, contracting, and insurance), reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures may be on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may, of their own accord, decide not to provide funding for fossil fuel energy companies based on climate change, environmental matters, or other ESG related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our or the fossil fuel industry’s reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
We have incremental cash inflows and outflows as a result of our hedging activities. To the extent we are unable to obtain future hedges at attractive prices or our derivative activities are not effective, our cash flows and financial condition may be adversely impacted.
In an effort to achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we often enter into derivative instrument contracts for a portion of our oil and natural gas production, including fixed price swaps, basis swaps, costless collars and deferred premium put options. We recognize all derivatives as either assets or liabilities, measured at fair value, and recognize changes in the fair value of derivatives in current earnings, which may result in significant noncash gains or losses. Accordingly, our earnings may fluctuate significantly and our results of operations may be significantly and adversely affected because of changes in the fair market value of our derivative instruments, especially during periods of oil and natural gas price increases. As our derivative instrument contracts expire, there is no assurance that we will be able to replace them comparably.
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
For additional information regarding our hedging activities, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7. Derivative Financial Instruments in the Notes to Consolidated Financial Statements included in this report.
The oil and natural gas industry is highly competitive, and our size may put us at a disadvantage in competing for resources.
The oil and natural gas industry is highly competitive particularly in the Midland Basin and the Delaware Basin where our properties and operations are concentrated. We compete with major integrated and larger independent oil and natural gas companies in seeking to acquire desirable oil and natural gas properties and leases and for the equipment and services required to develop and operate properties. Many of our competitors have financial and other resources that are substantially greater than ours, which makes acquisitions of acreage or producing properties at economic prices difficult. Significant competition also exists in attracting and retaining technical personnel, including geologists, geophysicists, engineers, landmen and other specialists, as well as financial and administrative personnel hence we may be at a competitive disadvantage to companies with larger financial resources than ours.
Failure to complete additional acquisitions could limit our potential growth.
Our future success is somewhat dependent on our ability to acquire and develop mineral leases and oil and gas properties with economically recoverable oil and natural gas reserves. Acquiring additional oil and natural gas properties, or businesses that own or operate such properties is presently a component of our business strategy. However, even if we identify an appropriate acquisition candidate, management may be unable to negotiate mutually acceptable terms with the seller, finance the acquisition or obtain the necessary regulatory approvals. Our relatively limited access to financial resources compared to larger, better capitalized companies may limit our ability to make future acquisitions. If we are unable to complete suitable acquisitions, it may be more difficult to replace and increase our reserves, and an inability to replace our reserves may have a material adverse effect on our financial condition and results of operations.
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
Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic.
The spread of COVID-19 and variants caused severe disruptions in the worldwide and U.S. economies, including contributing to the reduced global and domestic demand for oil and natural gas, which has had and may continue to have an adverse effect on our business, financial condition and results of operations. The continued spread of COVID-19 and variants could also negatively impact the availability of key personnel necessary to conduct our business. If COVID-19 or its variants continue to spread or the response to contain or mitigate any such pandemics are unsuccessful, we could continue to experience material adverse effects on our business, financial condition and results of operations.
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
We may be subject to regulation that restricts our ability to discharge water produced as part of our oil, natural gas and natural gas liquid production operations. Productive zones frequently contain water that must be removed for the oil, natural gas and natural gas liquid to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce oil, natural gas and natural gas liquid in commercial quantities. The produced water must be transported from the leasehold and/or injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability. We have entered into various water management services agreements in Texas and New Mexico which provide for the disposal of our produced water by established counterparties with large integrated pipeline networks. If these counterparties fail to perform, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase for a number of reasons, including if new laws and regulations require water to be disposed in a different manner.
More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. States such as Texas and New Mexico have adopted, or are considering adopting, laws and regulations that may restrict or prohibit oilfield fluid disposal in certain areas or underground disposal wells, and state agencies implementing those requirements may issue orders directing certain wells in areas where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, the RRC previously issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to RRC staff to further analyze seismicity in the area. In 2021, the NMOCD announced a new plan for responding to increased seismic activity in the Permian Basin. Under the new plan, pending permits for wastewater injection in certain areas will be subject to additional reporting and monitoring requirements. Producers can be subject to substantial penalties and fines for failing to comply with these requirements. While we cannot predict the ultimate outcome of this notice, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other fluids may increase our costs or have other adverse impacts on our operations.
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
Our exploitation and development activities and equipment could be adversely affected by extreme weather conditions, such as severe storms or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. Intense drought and increased water scarcity can adversely impact hydraulic fracturing and refining operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations or the operations of our midstream providers and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil, natural gas and natural gas liquid exploration and production activities, and reduce demand for the oil, natural gas and natural gas liquid we produce.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.
The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob as new source and Quad Oc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes and operations and maintenance requirements. In November 2022, the EPA published a supplemental proposal which, among other items, would impose expanded inspection, monitoring and emissions control requirement on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third-parties. The proposal is currently subject to public comment and is expected to be finalized in 2023. Separately, certain provisions of the IRA 2022 address methane regulation by imposing the first federal fee on excess methane emissions. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.
Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again at COP26, during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. These goals were reaffirmed at COP27 in November 2022. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time. Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide.
Increasingly, oil and natural gas companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought suits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.
Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investments into non-oil and natural gas related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. In addition, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives related to climate change or GHG emissions from oil and natural gas facilities could result in increased costs of compliance or costs of consumption, thereby reducing demand for, oil and natural gas. Additionally, political, litigation, and financial risks may result in (i) restriction or cancellation of certain oil and natural gas production activities, (ii) incurrence of obligations for alleged damages resulting from climate change, or (iii) impairment of our ability to continue operating in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities, or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to produce or transport our products. One or more of these developments could have a material adverse effect on our business, financial condition and operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect certain wildlife, such as those restrictions imposed under the federal ESA. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. These risks are underscored by the FWS’ listing as endangered under the ESA the lesser prairie-chicken in eastern New Mexico and the southwest Texas Panhandle and the Sacramento Mountains checkerspot butterfly in New Mexico. The designation of previously unprotected species in areas where we operate as threatened or endangered, such as the recent designation of lesser prairie chickens in southwestern Texas as endangered, could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.
Our oil, natural gas and natural gas liquids are sold in a limited number of geographic markets so an oversupply in any of those areas could have a material negative effect on the price we receive.
Our oil, natural gas and natural gas liquids are primarily sold in two geographic markets in Texas and one in New Mexico which each have a fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with oil, natural gas and/or natural gas liquids, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. There is a risk that refining capacity in the U.S. Gulf Coast may be insufficient to refine all of the light sweet crude oil being produced in the United States. If light sweet crude oil production remains at current levels or continues to increase, demand for our light crude oil production could result in widening price discounts to the world crude prices and potential shut-in of production due to a lack of sufficient markets despite the lifting of prior restrictions on the exporting of oil and natural gas.
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect our operations and cash flows.
From time to time, federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the federal income tax rate applicable to corporations such as us. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in federal income tax laws or the imposition of new or increased taxes or fees on oil and natural gas extraction could adversely affect our operations and cash flows.
In addition, on August 16, 2022, President Biden signed into law the IRA, which includes, among other things, a corporate alternative minimum tax (the "CAMT"), provides for an investment tax credit for qualified biomass property and introduces a one percent excise tax on corporate stock repurchases after December 31, 2022. Under the CAMT, a 15 percent minimum tax will be imposed on certain adjusted financial statement income of "applicable corporations," which is effective beginning January 1, 2023. The CAMT generally treats a corporation as an applicable corporation in any taxable year in which the "average annual adjusted financial statement income" of the corporation and certain of its subsidiaries and affiliates for a three-taxable-year period ending prior to such taxable year exceeds $1 billion. We are currently assessing the potential impact of these legislative changes and will continue to evaluate the overall impact of other current, future and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets. We are unable to predict whether any such changes or other proposals will ultimately be enacted.
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
We are affected by the adoption of laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could curtail exploration and development drilling for oil and gas. For example, in January 2021, President Biden signed an Executive Order directing the DOI to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed, although litigation over the leasing pause remains ongoing. In February 2022, another judge ruled that the Biden Administration’s efforts to raise the cost of climate change in its environmental assessments, would increase energy costs and damage state revenues from energy production. This ruling has caused federal agencies to delay issuing new oil and gas leases and permits on federal lands and waters. As a result, it is difficult to predict if and when such areas may be made available for future exploration activities.
The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not own or control. If these facilities or systems are unavailable, or if we are unable to access these facilities on commercially reasonable terms, our oil and natural gas production can be interrupted and our revenues reduced.
The marketability of our oil and natural gas production is dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems, transportation and processing facilities owned by third parties. In general, we will not control these facilities, and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability at acceptable costs of these facilities could adversely impact our ability to deliver to market the hydrocarbons we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our hydrocarbons is dependent upon coordination among third parties that own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. These are risks for which we generally will not maintain insurance.
New climate disclosure rules proposed by the SEC may increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. According to the SEC’s Fall 2022 regulatory agenda, the proposed climate disclosure rule is scheduled to be finalized in April 2023. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks, including increased legal, accounting and financial compliance costs, as well as making some activities more difficult, time-consuming and costly, and placing strain on our personnel, systems and resources. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. The SEC proposes certain phase-in compliance dates for disclosures under the proposed rules, including for GHG emissions metrics.
We operate or participate in oil and natural gas leases with third parties who may not be able to fulfill their commitments to our projects.

Presently, and in some cases, we operate but own less than 100% of the working interest in the oil and natural gas leases on which we conduct operations, and other parties own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. In the future and particularly if we expand the use of third parties to share operating risks, we could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in oil, natural gas and natural gas liquid prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, are not able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, and, in some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.
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
Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions.
As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, processing, fractionation, refining and export facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business.
We rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including exploration, drilling, completions, production, gathering and processing, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices, remote communications and other work-from-home practices adopted in response to the COVID-19 pandemic. Although we have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective.
Our systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our drilling, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, the following:
•unauthorized access to, and release of, our business data, reserves information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and natural gas resources, or reduce our competitive advantage over other companies;
•data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident;
•data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges;
•unauthorized access to, and release of, personal information of our royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect such information;
•a cybersecurity attack on a vendor or service provider, such as a national or regional power grid, which could result in supply chain or other disruptions and could delay or halt our operations;
•a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or export facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;

•a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;
•a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties;
•a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and
•a cybersecurity attack on our automated and surveillance systems, which could cause a loss of production and potential environmental hazards.
Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States. Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution and refining systems in the U.S. and abroad, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, crude oil, natural gas liquids and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.
Any such terrorist attack or cybersecurity attack that affects us, our customers, suppliers, or others with whom we do business and/or energy-related assets could have a material adverse effect on our business, including disruption of our operations, damage to our reputation, a loss of counterparty trust, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability or regulatory fines, penalties or intervention. Although we have business continuity plans in place, our operations may be adversely affected by significant and widespread disruption to our systems and the infrastructure that supports our business. While we continue to evolve and modify our business continuity plans as well as our cyber threat detection and mitigation systems, there can be no assurance that they will be effective in avoiding disruption and business impacts. Further, our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us in the future and some insurance coverage may become more difficult to obtain, if available at all.
We have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threat. Such measures, however, cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We may be involved in, or our assets may be affected by, legal and regulatory proceedings that could result in substantial liabilities.
Like many oil and natural gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury, environmental damage or property damage matters, in the ordinary course of our business. Furthermore, our assets may be negatively affected by legal proceedings brought by nongovernmental organizations and other advocacy groups against third parties, including the DOI. Such legal proceedings may seek drilling moratoria, recission of drilling permits or otherwise seek to restrict or frustrate oil and gas development. Such legal and regulatory proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.
Risks Related to the Ownership of our Class A Common Stock

We are a holding company and the sole manager of EEH. Our only material asset is our equity interest in EEH and, accordingly, we are dependent upon distributions from EEH to cover our corporate and other overhead expenses and pay taxes.
We are a holding company and the sole manager of EEH. We have no material assets other than our equity interest in EEH. We have no independent means of generating revenue. We expect EEH to reimburse us for our corporate and other overhead expenses, and to the extent EEH has available cash, we intend to cause EEH to make distributions to the holders of EEH Units, including us, as well as our wholly owned subsidiaries, Lynden Corp and Lynden US, in an amount sufficient to cover all applicable U.S. federal, state and local income taxes and non-U.S. tax liabilities of Earthstone, if any, at assumed tax rates. We will likely be limited, however, in our ability to cause EEH and its subsidiaries to make these and other distributions due to the restrictions under the Credit Agreement and the Indenture. To the extent that we need funds, and EEH or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
Our principal stockholders hold substantial voting power of our Class A Common Stock and Class B Common Stock.
Holders of Class A Common Stock and our Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or Earthstone's Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”). As of December 31, 2022, EnCap, affiliates of Post Oak and affiliates of Warburg beneficially own approximately 40.1%, 7.9% and 9.2%, respectively, of our voting interests and, along with their affiliates, could limit the ability of our other stockholders to approve transactions they may deem to be in the best interests of our Company or delaying or preventing changes in control or changes in our management.
As long as EnCap and certain of its affiliates, affiliates of Post Oak, and affiliates of Warburg continue to control a significant amount of our outstanding voting securities, they will have the authority to exercise significant influence over management and all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. Also, in any of these matters, the interests of our management team may differ or conflict with the interests of our stockholders. In addition, EnCap and its affiliates, affiliates of Post Oak and affiliates of Warburg may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential acquisition candidates or industry partners. EnCap and its affiliates, affiliates of Post Oak and affiliates of Warburg may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership may also adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with stockholders who own such a significant percentage of our voting securities.
Bold Holdings (controlled by EnCap) and its permitted transferees have the right to exchange their EEH Units and shares of Class B Common Stock for our Class A Common Stock pursuant to the terms of the EEH LLC Agreement.
As of March 1, 2023, there were approximately 34.3 million shares of our Class A Common Stock that are issuable upon redemption or exchange of EEH Units and shares of Class B Common Stock that are held by Bold Energy Holdings, LLC (“Bold Holdings”), an investment fund managed by EnCap, or its permitted transferees. Pursuant to the First Amended and Restated Limited Liability Company Agreement of EEH (the “EEH LLC Agreement”), subject to certain restrictions therein, holders of EEH Units and our Class B Common Stock are entitled to exchange such EEH Units and shares of Class B Common Stock for shares of our Class A Common Stock at any time.
Future sales of our Class A Common Stock in the public market, or the perception that such sales may occur, could reduce our stock price, and any additional capital raised by us through the sale of equity may dilute your ownership in us.
We may sell additional shares of Class A Common Stock or securities convertible into shares of our Class A Common Stock in subsequent offerings. Additionally, we cannot predict the size of future issuances of our Class A Common Stock or other securities convertible into Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock.
We have no current plans to pay dividends on our Class A Common Stock. Stockholders may not receive funds without selling their shares.
We do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. In addition, the Credit Agreement and the Indenture limit EEH’s ability to make any significant payments to us.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Summary of Oil and Gas Properties
Midland Basin
As of December 31, 2022, we had approximately 167,000 net acres in the Midland Basin that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 95% is operated and 5% is non-operated. Approximately 99% of the Midland Basin net acreage is held by production. We hold an approximate 96% working interest in our operated acreage and an approximate 45% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 263 gross / 206 net vertical and 998 gross / 855 net horizontal producing wells, of which we operate 177 vertical and 882 horizontal wells.
During 2022, we completed and began producing from 34 gross / 30.4 net operated wells and 20 gross / 4.1 net non-operated wells.
We are currently operating two drilling rigs in the Midland Basin, both of which are currently drilling in Reagan County, Texas.
Delaware Basin
As of December 31, 2022, we had approximately 45,000 net acres in the Delaware Basin in New Mexico that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 92% is operated and 8% is non-operated. Approximately 90% of the Delaware Basin net acreage is held by production. We hold an approximate 60% working interest in our operated acreage and an approximate 26% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 265 gross / 94 net vertical and 265 gross / 144 net horizontal producing wells, of which we operate 101 vertical and 159 horizontal wells.
During 2022, we completed and began producing from 25 gross / 18.2 net operated wells and 4 gross / 0.7 net non-operated wells.
We are currently operating three drilling rigs in the Delaware Basin, all of which are currently drilling in Lea County, New Mexico.
Eagle Ford Trend
As of December 31, 2022, we had approximately 3,000 net leasehold acres in the Eagle Ford Trend, primarily in the crude oil window in Gonzales and Karnes counties which include 33 gross / 30 net operated producing wells.
Oil and Natural Gas Reserves
As of December 31, 2022, all of our oil, natural gas and natural gas liquids reserves are located in New Mexico and Texas. We expect to further develop these properties through additional drilling and completion operations. Our reserve estimates have been prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), an independent petroleum engineering firm. The scope and results of CG&A’s procedures are summarized in a letter which is included as an exhibit to this report. For further information on estimated reserves, including information on estimated future net cash flows and the standardized measure of discounted future net cash flows, please refer to the Note 20. Supplemental Information On Oil and Gas Exploration and Production Activities (Unaudited) in Part II, Item 8 of the Notes to Consolidated Financial Statements of this report.
As of December 31, 2022, our estimated proved reserves totaled 367,936 MBoe and had a PV-10 value of approximately $7.8 billion (reconciled in “Non-GAAP Measures” below) and a Standardized Measure of Discounted Future Net Cash Flows of approximately $6.7 billion, all of which relate to our properties in New Mexico and Texas. During 2022, we incurred approximately $530.6 million in capital expenditures, primarily drilling and completion costs. We expect to further develop our properties through additional drilling.
2022 Activity in Proved Reserves
From January 1, 2022 to December 31, 2022, our total estimated proved reserves increased 149% from 147,587 MBoe to 367,936 MBoe. Of that, estimated proved developed reserves increased 183% from 93,575 MBoe to 264,721 MBoe and estimated proved undeveloped reserves increased 91% from 54,012 MBoe to 103,215 MBoe. The most significant increase in our total estimated proved reserves resulted from purchases of minerals in place resulting from the Chisholm Acquisition, Bighorn Acquisition and Titus Acquisition, all completed in 2022.

Proved Reserves as of December 31, 2022
The below table sets forth a summary of our estimated crude oil, natural gas and natural gas liquid reserves as of December 31, 2022, based on the annual reserve estimate prepared by CG&A. In preparing this reserve report, CG&A evaluated 100% of our properties at December 31, 2022. The prices used in estimating proved reserves are based on the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with the SEC guidelines.
Our proved reserve categories as of December 31, 2022 are summarized in the table below:

	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)(2)	% of Total Proved	Undiscounted Future Net Cash Flows ($ in thousands)	PV-10 ($ in thousands)	Standardized Measure of Discounted Future Net Cash Flows ($ in thousands)	Future Capital Expenditures ($ in thousands)
PDP	85,949	566,041	79,009	259,298	71%	$9,713,044	$5,670,222	$4,894,901	$—
PDNP	2,810	8,721	1,159	5,423	1%	268,801	170,452	147,145	7,000
PUD	49,641	167,404	25,673	103,215	28%	3,953,685	1,948,945	1,682,455	1,200,597
Total proved (1)	138,400	742,166	105,841	367,936	100%	$13,935,530	$7,789,619	$6,724,501	$1,207,597
(1)Includes 33.9 MMBbl of oil, 181.9 Bcf of natural gas and 25.9 MMBbl of natural gas liquids reserves attributable to noncontrolling interests. Additionally, $1.9 billion of PV-10 and $1.6 billion of standardized measure of discounted future net cash flows were attributable to noncontrolling interests.
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
The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows (in thousands):

Present value of estimated future net revenues (PV-10) (1)	$7,789,619
Future income taxes, discounted at 10%	(1,065,118)
Standardized measure of discounted future net cash flows (2)	$6,724,501
(1)Includes $1.9 billion attributable to noncontrolling interests.
(2)Includes $1.6 billion attributable to noncontrolling interests.

Reserve Quantity Information
The following table illustrates our estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil price as of December 31, 2022 is based on the respective 12-month unweighted average of the first of the month prices of the WTI spot prices which equates to $93.67 per barrel. The natural gas price as of December 31, 2022 is based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $6.36 per MMBtu. The natural gas liquid price used to value reserves as of December

31, 2022 averaged $39.24 per barrel. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquid reserves as of December 31, 2022 being valued using prices of $95.82 per barrel, $5.51 per MMBtu and $39.24 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.
A summary of our changes in quantities of proved oil, natural gas and natural gas liquid reserves for the year ended December 31, 2022 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Balance - December 31, 2021	61,075	284,881	39,031	147,587
Extensions	13,430	51,346	7,895	29,883
Sales of minerals in place	(2,044)	(6,631)	(1,417)	(4,566)
Purchases of minerals in place	85,237	429,646	56,268	213,113
Production	(11,866)	(54,392)	(7,599)	(28,531)
Revision to previous estimates	(7,432)	37,316	11,663	10,450
Balance - December 31, 2022	138,400	742,166	105,841	367,936

Proved developed reserves:	88,759	574,762	80,168	264,721

Proved undeveloped reserves:	49,641	167,404	25,673	103,215
The table below presents the quantities of proved oil, natural gas and natural gas liquid reserves attributable to noncontrolling interests as of December 31, 2022:

	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Proved developed	21,750	140,845	19,645	64,870
Proved undeveloped	12,165	41,022	6,291	25,293
Total proved	33,915	181,867	25,936	90,163

Notable changes in proved reserves for the year ended December 31, 2022 included the following:
•Extensions. In 2022, extensions of 29.9 MMBoe were primarily the result of successful drilling results in the Midland Basin.
•Purchases of minerals in place. In 2022, we completed multiple acquisitions that resulted in 213.1 MMBoe in additional reserves, as disclosed in Note 4. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
•Revision to previous estimates. In 2022, the upward revisions of prior reserves of 10.5 MMBoe consisted of 6.5 MMBoe related to changes in price and 4.0 MMBoe related to changes in performance and other economic factors.
Proved Undeveloped Reserves
Proved undeveloped reserves (“PUDs”) increased from 54,012 MBoe to 103,215 MBoe or 91%, as of December 31, 2022 compared to December 31, 2021. PUDs represent 28% of our total proved reserves. Certain previously booked PUDs were reclassified as proved developed reserves due to successful drilling efforts. In accordance with our December 31, 2022 year-end independent engineering reserve report, we plan to drill all of our individual PUD drilling locations within the five years of original classification.

Changes in our PUD reserves for the year ended December 31, 2022 were as follows (in MBoe):

Proved undeveloped reserves at December 31, 2021 (1)	54,012
Conversions to developed	(22,637)
Extensions	16,499
Purchases of minerals in place	57,432
Revision to previous estimates	(2,091)
Proved undeveloped reserves at December 31, 2022 (2)	103,215
(1)Includes 21,125 MBoe attributable to noncontrolling interests.
(2)Includes 25,293 MBoe attributable to noncontrolling interests.
2022 Changes in Proved Undeveloped Reserves
Conversions to developed. In our year-end 2021 plan to develop our PUDs within five years, it was estimated that $190.2 million of capital would be expended in 2022 for the conversion of 45 gross / 31.8 net PUDs to add 24.5 MMBoe. In 2022, we spent $191.2 million to convert 42 gross / 26.6 net PUDs adding 22.6 MMBoe to developed.
Extensions. In 2022, extensions of 16.5 MMBoe were primarily the result of successful drilling results in the Delaware Basin and the Midland Basin.
Purchases of minerals in place. In 2022, we completed multiple acquisitions that resulted in 57.4 MMBoe of additional reserves, as disclosed in Note 4. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Revision to previous estimates. Downward revisions of prior reserves of 2.1 MMBoe consisted of 2.4 MMBoe related to changes in performance and other economic factors, offset by a positive revision of 0.3 MMBoe related to changes in prices.
Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table sets forth the estimated timing and cash flows of developing our proved undeveloped reserves at December 31, 2022 ($ in thousands):

Years Ended December 31, (1)	Future Production (MBoe) (2)	Future Cash Inflows (3)	Future Production Costs	Future Development Costs	Future Net Cash Flows
2023	5,566	$421,503	$57,973	$454,756	$(91,227)
2024	10,878	814,602	118,413	447,281	248,908
2025	12,733	924,063	140,342	286,318	497,403
2026	9,962	673,699	112,375	12,242	549,083
2027	7,082	454,295	81,801	—	372,495
Thereafter	56,994	3,400,497	1,023,473	—	2,377,024
Total	103,215	$6,688,659	$1,534,377	$1,200,597	$3,953,686
(1)Beginning in 2023 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects from the results of proved undeveloped drilling from previous years. These production volumes, inflows, expenses, development costs and cash flows are limited to the PUD reserves and do not include any production or cash flows from the Proved Developed category which will also help to fund our capital program.
(2)Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
(3)Computation is based on SEC pricing of (i) $95.82 per Bbl (WTI-Cushing oil spot prices, adjusted for differentials), (ii) $5.51 per Mcf (Henry Hub spot natural gas price), as adjusted for location and quality by property, and (iii) $39.24 per Bbl for natural gas liquids.
PUD reserves are expected to be recovered from new wells on undrilled acreage or from existing wells where additional capital expenditures are required, such as from drilled but uncompleted ("DUC") wells. Our development plan contemplates production to commence from all these wells by 2026.
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
Geoffrey A. Vernon, our Vice President of Reservoir Engineering and A&D, is responsible for reservoir engineering, is a qualified reserve estimator and auditor and is primarily responsible for overseeing CG&A during the preparation of our annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Chemical Engineering from Texas Tech University in 2007; a Master of Business Administration degree from Rice University in 2014; member of the Society of Petroleum Engineers since 2007; and more than 15 years of practical experience in estimating and evaluating reserve information with more than 10 of those years being in charge of estimating and evaluating reserves.
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

Net Oil, Natural Gas and Natural Gas Liquid Production, Average Price and Average Production Cost
The consolidated net quantities of oil, natural gas and natural gas liquids produced and sold by us for the years ended December 31, 2022, 2021 and 2020, the average sales price per unit sold (excluding hedges) and the average production cost per unit are presented below:

	Years Ended December 31,
	2022	2021	2020
Sales Volumes:
Oil (MBbl)	11,866	4,381	3,180
Natural gas (MMcf)	54,392	14,505	7,282
Natural gas liquids (MBbl)	7,599	2,257	1,198
Barrels of oil equivalent (MBoe)*	28,531	9,055	5,591
Average daily production (Boe per day)	78,167	24,809	15,276
Average prices realized:**
Oil (per Bbl)	$93.91	$67.83	$37.85
Natural gas (per Mcf)	$5.59	$3.50	$1.18
Natural gas liquids (per Bbl)	$36.45	$31.76	$13.03
Barrels of oil equivalent (per Boe)	$59.41	$46.34	$25.85
Production cost per Boe***	$8.08	$5.45	$5.21
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting. Our derivatives for 2022, 2021 and 2020 have been marked-to-market in our Consolidated Statements of Operations and both the realized and unrealized amounts are reported as other income/expense.
***    Production costs include lifting costs, gathering, processing and compression costs and workover costs. The increase from 2021 to 2022 was primarily related to higher gathering and processing costs, and workover costs from our recent acquisitions. In addition, in 2022, we experienced inflationary costs in certain areas such as labor, and other services and products.

The following tables summarize the net quantities of oil, natural gas and natural gas liquids produced and sold by us, the average sales price per unit sold (excluding hedges) and the average production cost per unit for each of our core areas for the years ended December 31, 2022, 2021 and 2020.

Midland Basin

	Years Ended December 31,
	2022	2021	2020
Sales Volumes:
Oil (MBbl)	6,533	3,817	2,687
Natural gas (MMcf)	45,429	14,263	7,079
Natural gas liquids (MBbl)	6,457	2,191	1,141
Barrels of oil equivalent (MBoe)*	20,562	8,385	5,007
Average daily production (Boe per day)	56,333	22,972	13,681
Average prices realized:**
Oil (per Bbl)	$96.05	$67.75	$37.68
Natural gas (per Mcf)	$5.56	$3.50	$1.15
Natural gas liquids (per Bbl)	$36.71	$31.81	$13.08
Barrels of oil equivalent (per Boe)	$54.32	$45.10	$24.83
Production cost per Boe	$7.22	$4.95	$4.81
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Delaware Basin

	Years Ended December 31,
	2022	2021	2020
Sales Volumes:
Oil (MBbl)	4,833	—	—
Natural gas (MMcf)	8,739	—	—
Natural gas liquids (MBbl)	1,089	—	—
Barrels of oil equivalent (MBoe)*	7,379	—	—
Average daily production (Boe per day)	20,216	—	—
Average prices realized:**
Oil (per Bbl)	$90.76	$—	$—
Natural gas (per Mcf)	$5.74	$—	$—
Natural gas liquids (per Bbl)	$34.78	$—	$—
Barrels of oil equivalent (per Boe)	$71.37	$—	$—
Production cost per Boe	$9.88	$—	$—
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Eagle Ford Trend

	Years Ended December 31,
	2022	2021	2020
Sales Volumes:
Oil (MBbl)	500	565	493
Natural gas (MMcf)	225	243	204
Natural gas liquids (MBbl)	53	65	57
Barrels of oil equivalent (MBoe)*	590	670	584
Average daily production (Boe per day)	1,617	1,837	1,595
Average prices realized:**
Oil (per Bbl)	$96.42	$68.35	$38.82
Natural gas (per Mcf)	$6.03	$3.89	$1.95
Natural gas liquids (per Bbl)	$38.44	$29.94	$11.96
Barrels of oil equivalent (per Boe)	$87.43	$61.88	$34.62
Production cost per Boe	$15.47	$11.68	$8.61
*    Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equal to one barrel of oil equivalent (Boe).
**    Amounts exclude the impact of cash paid/received on settled derivative contracts as we did not elect to apply hedge accounting.

Gross and Net Productive Wells
The following table summarizes our gross and net productive oil and natural gas wells by area as of December 31, 2022. A net well represents our percentage of ownership of a gross well.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,253	1,055	8	6	1,261	1,061
Delaware Basin	369	164	161	73	530	237
Eagle Ford Trend	33	30	—	—	33	30
Total	1,655	1,249	169	79	1,824	1,328
Acreage
The following table summarizes our gross and net developed and undeveloped acreage by area as of December 31, 2022. Net acreage represents our percentage ownership of gross acreage.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Midland Basin	133,645	122,404	50,612	44,852	184,257	167,256
Delaware Basin	39,945	18,838	41,519	25,667	81,464	44,505
Eagle Ford Trend	4,269	2,787	—	—	4,269	2,787
Total	177,859	144,029	92,131	70,519	269,990	214,548

The following table summarizes, as of December 31, 2022, the portion of our gross and net acreage subject to expiration over the next three years if not successfully developed or renewed.

	Expiring Acreage
	2023		2024		2025		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	—	—	442	442	791	791	1,233	1,233
Delaware Basin	393	393	320	320	280	280	993	993
Eagle Ford Trend	—	—	—	—	—	—	—	—
Total	393	393	762	762	1,071	1,071	2,226	2,226
Approximately 99% of the Midland Basin net acreage is held by production, approximately 90% of the Delaware Basin net acreage is held by production and approximately 100% of the Eagle Ford net acreage is held by production. On a combined basis, our total net acreage is approximately 97% held by production.
Drilling Activities
The following table sets forth information with respect to (i) wells drilled and completed during the periods indicated and (ii) wells drilled in a prior period but completed in the periods indicated.

	Years Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	82	52	27	16	24	13
Dry(1)	1	1	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	82	52	27	16	24	13
Dry	1	1	—	—	—	—
Total	83	53	27	16	24	13

(1)The dry hole category includes one gross (0.6 net) operated well that was unsuccessful due to mechanical issues.
The figures in the table above do not include twenty-three gross wells (15.3 net) that were drilled and uncompleted or in the process of being completed at December 31, 2022, all of which are classified as PUDs as of that date and are expected to begin producing in the first quarter of 2023.
Item 3. Legal Proceedings
In the ordinary course of business, we may be involved in litigation and claims arising out of our operations. The Company’s threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million. As of December 31, 2022, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
A description of our legal proceedings is included in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Item 8 of this report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our Class A Common Stock are listed on the NYSE under the symbol “ESTE.”
Holders
As of March 1, 2023, there were approximately 1,800 holders of record of our Class A Common Stock and six holders of record of our Class B Common Stock. There is no public market for our Class B Common Stock.
Unregistered Sales of Equity Securities
None, except to the extent previously included by Earthstone in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.
Dividends
We have never paid dividends on our Class A Common Stock and do not have any current plans to pay a dividend. Furthermore, the Credit Agreement and the Indenture restrict the payment of cash dividends. The payment of future cash dividends on our Class A Common Stock, if any, will be reviewed periodically by our Board and will depend upon, but not be limited to, our financial condition, funds available for operations, the amount of anticipated capital and other expenditures, our future business prospects and any restrictions imposed by our present or future financing arrangements. Holders of Class B Common Stock are not entitled to participate in any cash dividends declared by the Board.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
October 2022	3,000,000	(1)	$14.58	—	—
November 2022	—		—	—	—
December 2022	46,350	(2)	$14.23	—	—
(1)On October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share. The acquisition of the shares from affiliates of Warburg was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
(2)The shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
In 2022, we chose to compare our cumulative total stockholder return against the SPDR S&P Oil & Gas Exploration & Production ETF (“XOP”), instead of the S&P 500 Oil & Gas Exploration & Production Select Industry Index (“E&P Index”). If a company selects a different index or peer group from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index or peer group and the index used in the immediately preceding year. Accordingly, the following graph reflects a comparison of the cumulative total stockholder return of our Class A Common Stock beginning December 31, 2017 through December 31, 2022, relative to the cumulative total returns of the S&P 500 Index, the E&P Index and the XOP. The graph assumes the investment of $100 on December 31, 2017 in our Class A Common Stock and each index and the reinvestment of all dividends, if any.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Earthstone Energy, Inc.
S&P 500 Index - Total Return
SPDR S&P O&G E&P ETF - Total Return
S&P 500 Oil & Gas Exploration & Production Index - Total Return
Plot Area
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022

| | 12/31/2017 | 12/31/2018 | 12/31/2019 | 12/31/2020 | 12/31/2021 | 12/31/2022 |
|---|---|---|---|---|---|---|
| Earthstone Energy, Inc. | $100.00 | $42.52 | $59.55 | $50.14 | $102.92 | $133.87 |
| S&P 500 Index - Total Return | $100.00 | $93.76 | $120.84 | $140.49 | $178.27 | $143.61 |
| S&P 500 Oil & Gas Exploration & Production Index - Total Return | $100.00 | $71.28 | $63.76 | $39.43 | $64.91 | $92.38 |
| SPDR S&P O&G E&P ETF - Total Return | $100.00 | $71.36 | $63.74 | $39.34 | $64.46 | $91.37 |

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and other items in this Annual Report on Form 10-K contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” “guidance,” “target,” “potential,” “possible,” or “probable,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. See Cautionary Statement Concerning Forward-Looking Statements in this report. Certain of these risks are summarized in this report under Item 1A. Risk Factors, which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 compared to December 31, 2020, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 9, 2022.
Overview
We are a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. Our primary assets are located in the Midland Basin in West Texas and the Delaware Basin in New Mexico.
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
Midland Basin
As of December 31, 2022, we had approximately 167,000 net acres in the Midland Basin that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 95% is operated and 5% is non-operated. Approximately 99% of the Midland Basin net acreage is held by production. We hold an approximate 96% working interest in our operated acreage and an approximate 45% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 263 gross / 206 net vertical and 998 gross / 855 net horizontal producing wells, of which we operate 177 vertical and 882 horizontal wells.
During 2022, we completed and began producing from 34 gross / 30.4 net operated wells and 20 gross / 4.1 net non-operated wells.
We are currently operating two drilling rigs in the Midland Basin, both of which are currently drilling in Reagan County, Texas.
Delaware Basin
As of December 31, 2022, we had approximately 45,000 net acres in the Delaware Basin in New Mexico that are highly contiguous on a project-by-project basis which allow us to drill multi-well pads. Of this acreage, 92% is operated and 8% is non-operated. Approximately 90% of the Delaware Basin net acreage is held by production. We hold an approximate 60% working interest in our operated acreage and an approximate 26% working interest in our non-operated acreage. As of December 31, 2022, we had interests in approximately 265 gross / 94 net vertical and 265 gross / 144 net horizontal producing wells, of which we operate 101 vertical and 159 horizontal wells.
During 2022, we completed and began producing from 25 gross / 18.2 net operated wells and 4 gross / 0.7 net non-operated wells.
We are currently operating three drilling rigs in the Delaware Basin, all of which are currently drilling in Lea County, New Mexico.

Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021

	Years Ended December 31,
	2022	2021	Change
Sales volumes:
Oil (MBbl)	11,866	4,381	171%
Natural gas (MMcf)	54,392	14,505	275%
Natural gas liquids (MBbl)	7,599	2,257	237%
Barrels of oil equivalent (MBoe) (1)	28,531	9,055	215%
Average daily production (BOE per day)	78,167	24,809	215%

Average prices realized:
Oil (per Bbl)	$93.91	$67.83	38%
Natural gas (per Mcf)	$5.59	$3.50	60%
Natural gas liquids (per Bbl)	$36.45	$31.76	15%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$81.67	$52.32	56%
Natural gas ($/Mcf)	$4.66	$2.89	61%
Natural gas liquids ($/Bbl)	$36.45	$31.76	15%

(In thousands)
Oil revenues	$1,114,343	$297,177	275%
Natural gas revenues	303,846	50,809	498%
Natural gas liquids revenues	276,965	71,657	287%
Total revenues	$1,695,154	$419,643	304%

Lease operating expense	$230,515	$49,321	367%
Production and ad valorem taxes	$123,054	$26,409	366%
Depreciation, depletion and amortization	$301,813	$106,367	184%

General and administrative expense (excluding stock-based compensation)	$38,806	$20,908	86%
Stock-based compensation	$35,369	$21,014	68%
General and administrative expense	$74,175	$41,922	77%

Transaction costs	$8,248	$4,875	69%
Gain on sale of oil and gas properties, net	$13,900	$738	1,783%
Interest expense, net	$(66,821)	$(10,796)	519%

Unrealized gain (loss) on derivative contracts	$70,769	$(40,795)	(273)%
Realized loss on derivative contracts	$(195,876)	$(75,966)	158%
Loss on derivative contracts, net	$(125,107)	$(116,761)	7%

Income tax expense	$(124,416)	$(1,859)	6,593%

(1)Barrels of oil equivalent have been calculated on the basis of six thousand cubic feet (Mcf) of natural gas equals one barrel of oil equivalent (Boe).

Results of Operations Highlights
The Titus Acquisition, Bighorn Acquisition and Chisholm Acquisition (collectively, the “Acquisitions”) had a significant impact on our results of operations for the year ended December 31, 2022 compared to 2021. In addition, commodity prices have improved compared to 2021, further impacting our results of operations. Below is a discussion highlighting the impact of our recent acquisitions.
Oil revenues
For the year ended December 31, 2022, oil revenues increased by $817.2 million or 275% compared to 2021. Of the increase, $702.9 million was attributable to an increase in volume and $114.3 million was attributable to an increase in our realized price. Our average realized price per Bbl increased from $67.83 for the year ended December 31, 2021 to $93.91 or 38% for the year ended December 31, 2022. We had a net increase in the volume of oil sold of 7,485 MBbls or 171%, which included an increase of 7,136 MBbls related to the wells acquired in the Acquisitions and an increase of 349 MBbls from our development program during 2022, partially offset by other wells resulting from natural production declines in other wells.
Natural gas revenues
For the year ended December 31, 2022, natural gas revenues increased by $253.0 million or 498% compared to 2021. Of the increase, $222.8 million was due to increased sales volumes and $30.2 million was attributable to an increase in realized price. Our average realized price per Mcf increased 60% from $3.50 for the year ended December 31, 2021 to $5.59 for the year ended December 31, 2022. The total volume of natural gas produced and sold increased 39,886 MMcf or 275% which included an increase of 39,666 MMcf related to the wells acquired in the Acquisitions, partially offset by a decrease of 220 MMcf in our other wells primarily resulting from natural production declines.
Natural gas liquid revenues
For the year ended December 31, 2022, natural gas liquid revenues increased by $205.3 million or 287% compared to 2021. Of the increase, $194.7 million was attributable to higher sales volumes and $10.6 million was due to an increase in our realized price. The volume of natural gas liquids produced and sold increased by 5,343 MBbls or 237%, primarily resulting from an increase of 5,308 MBbls related to the wells acquired in the Acquisitions, partially offset by a decrease of 35 MBbls in our other wells primarily resulting from natural production declines.
Lease operating expense (“LOE”)
LOE includes all costs incurred to operate wells and related facilities for both operated and non-operated properties. In addition to direct operating costs such as labor, repairs and maintenance, re-engineering and workovers, equipment rentals, materials and supplies, fuel and chemicals, LOE includes gathering, processing and transportation costs, insurance expenses and overhead charges provided for in operating agreements.
LOE increased by $181.2 million or 367% for the year ended December 31, 2022 compared to 2021, primarily due to a $158.2 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $20.8 million increase resulting from new wells brought online as a result of our 2022 drilling program and increased costs due to inflation in 2022.
Production and ad valorem taxes
Production and ad valorem taxes for the year ended December 31, 2022 increased by $96.6 million or 366% compared to 2021, due to an $84.7 million increase resulting from the properties acquired in the Acquisitions and an $11.9 million increase related to our other wells resulting from higher commodity prices.
Depreciation, depletion and amortization (“DD&A”)

DD&A increased for the year ended December 31, 2022 by $195.4 million, or 184% compared to 2021, primarily due to a $181.8 million increase in DD&A related to the assets acquired in the Acquisitions and a $13.6 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties which were also affected by increased costs due to inflation in 2022.
General and administrative expense (“G&A”)
G&A for the year ended December 31, 2022 increased by $32.3 million, or 77% compared to 2021, primarily due to an increase of $14.4 million in stock-based compensation expense. The remainder of the increase was due to an increase of $13.4 million in payroll and employee costs associated with increased headcount and $4.9 million primarily related to an increase in professional fees due to overall increased operating activity and increased costs due to inflation in 2022.

Transaction costs
For the year ended December 31, 2022, transaction costs increased by $3.4 million compared to 2021, primarily due to legal and professional fees associated with the Chisholm Acquisition and certain divestiture transactions. See Note 4. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Gain on sale of oil and gas properties
During the year ended December 31, 2022, we sold certain non-core oil and gas properties located in Texas and New Mexico resulting in gains totaling $13.9 million. See Note 4. Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.
Interest expense, net
Interest expense includes commitment fees, amortization of deferred financing costs, and interest on outstanding indebtedness. Interest expense increased from $10.8 million for the year ended December 31, 2021, to $66.8 million for the year ended December 31, 2022 due to higher average borrowings outstanding compared to the prior year primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes in April 2022, as well as higher interest rates under the Credit Agreement during 2022. See Note 12. Long-Term Debt in the Notes to Consolidated Financial Statements.
Loss on derivative contracts, net
For the year ended December 31, 2022, we recorded a net loss on derivative contracts of $125.1 million, consisting of net realized losses on settlements of our commodity hedges of $195.9 million, partially offset by unrealized mark-to-market gains of $70.8 million related to our commodity hedges. For the year ended December 31, 2021, we recorded a net loss on derivative contracts of $116.8 million, consisting of net realized losses on settlements of our commodity hedges of $76.9 million partially offset by net realized gains on our interest rate swap of $0.9 million, along with unrealized mark-to-market losses of $41.2 million related to our commodity hedges, partially offset by unrealized mark-to-market gains of $0.4 million related to our interest rate swap.
Income tax expense
During the year ended December 31, 2022, the Company recorded total income tax expense of $124.4 million which included (1) deferred income tax expense for Lynden US of $7.1 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $107.8 million, which included a deferred income tax expense of $114.9 million, resulting from its share of the distributable income from EEH, offset by a $7.1 million release of valuation allowance, (3) current income tax expense of $1.8 million solely related to the Texas Margin Tax and (4) state deferred income tax expense of $0.8 million related to the Texas Margin Tax and $6.9 million related to New Mexico corporate income tax expense. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2022.
During the year ended December 31, 2021, we recorded total income tax expense of $1.9 million which included (1) deferred income tax expense for Lynden US of $0.9 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $6.3 million as a result of its share of the distributable loss from EEH, which was offset by a valuation allowance as future realization of the net deferred tax asset cannot be assured and (3) current income tax expense of $0.63 million, all of which is related to state income tax expense and (4) deferred income tax expense of $0.33 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2021.
Liquidity and Capital Resources
Sources of Cash
With two drilling rigs operating in the Midland Basin and three rigs operating in the Delaware Basin, we expect total 2023 capital expenditures of $725 to $775 million which we expect to be funded by cash flows from operations. During the year ended December 31, 2022, we generated $1.0 billion of cash flows from operating activities. As of December 31, 2022, we had available borrowings under our Credit Agreement of approximately $679.9 million. Additionally, on April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million and, on April 14, 2022, we issued 280,000 shares of Series A Convertible Preferred Stock for net proceeds of approximately $279.3 million.

Although we expect cash flows from operations and capacity under our Credit Agreement to be sufficient to fund our expected 2023 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, challenging environmental regulations and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for oil, natural gas or natural gas liquids, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.
We believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Agreement to meet our capital requirements for the next 12 months.
Working Capital
Working Capital (presented below) was a deficit of $130.0 million as of December 31, 2022 compared to a deficit of $89.2 million as of December 31, 2021, representing an increase in the deficit of $40.8 million. Of the $40.8 million increase in the working capital deficit, $61.2 million resulted from the change in the net fair value of our derivative contracts expected to settle in the 12 months subsequent to December 31, 2022 resulting from changes in oil price futures as of December 31, 2022. The remaining decrease of $102.0 million primarily resulted from increased developmental activities in the current year. The components of working capital are presented below:

	December 31,
(in thousands)	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	161,531	50,575
Joint interest billings and other, net of allowance of $19 and $19 at December 31, 2022 and 2021, respectively	34,549	2,930
Derivative asset	31,331	1,348
Prepaid expenses and other current assets	18,854	2,549
Total current assets	246,265	61,415

Current liabilities:
Accounts payable	$91,815	$31,397
Revenues and royalties payable	163,368	36,189
Accrued expenses	80,942	31,704
Asset retirement obligation	948	395
Derivative liability	14,053	45,310
Advances	7,312	4,088
Operating lease liability	842	681
Finance lease liability	802	—
Other current liabilities	16,202	851
Total current liabilities	376,284	150,615

Working Capital Deficit	$(130,019)	$(89,200)
We expect that changes in receivables and payables related to our pace of development, production volumes, changes in our hedging activities, realized commodity prices and differentials to NYMEX prices for our oil and natural gas production will continue to be the largest variables affecting our working capital.
We expect to finance future development activities with cash flows from operating activities, borrowings under the Credit Agreement and various means of corporate and project financing. Additionally, we may continue to partially finance our drilling activities through the sale of participating rights to financial institutions or industry participants, and we could structure such arrangements on a promoted basis, whereby we may earn working interests in reserves and production greater than our proportionate share of capital costs.

Cash Flows from Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2022 increased to $1.0 billion compared to $230.9 million for the year ended December 31, 2021, primarily due to the impact of the Acquisitions and the timing of payments and receipts partially offset by the cash settlement payments of derivative contracts as compared to the prior year.
Cash Flows from Investing Activities
Cash flows used in investing activities for the year ended December 31, 2022 increased to $2.0 billion from $426.2 million for the year ended December 31, 2021, due to approximately $1.5 billion in acquisitions of oil and gas properties, $491.8 million related to the execution of our developmental program and $2.1 million related to other property additions, partially offset by $49.5 million in proceeds from sales of oil and gas properties.
Cash Flows from Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2022 increased to $945.3 million from $197.9 million for the year ended December 31, 2021. On April 12, 2022, we issued $550.0 million of 8.000% senior notes due 2027 for net proceeds of approximately $537.2 million and, on April 14, 2022, we issued 280,000 shares of Series A Convertible Preferred Stock for net proceeds of approximately $279.3 million, partially offset by $43.9 million paid to repurchase 3.0 million shares of our Class A Common Stock in late 2022.
Capital Expenditures
Our accrual basis capital expenditures for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	(In thousands)
	2022	2021	2020
Drilling and completions	$529,478	$127,884	$66,580
Leasehold costs	1,118	2,608	208
Total capital expenditures	$530,596	$130,492	$66,788

Hedging Activities
The following table sets forth our outstanding derivative contracts at December 31, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2023	Crude Oil Swap	1,642,500	$76.94
2023	Crude Oil Basis Swap(1)	9,488,500	$0.92
2023	Natural Gas Swap	3,670,000	$3.52
2023	Natural Gas Basis Swap(2)	51,100,000	$(1.67)
2024	Natural Gas Basis Swap(2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
2023	Crude Oil Costless Collar	2,080,500	$63.33	$82.83
2023	Natural Gas Costless Collar	22,188,000	$3.82	$7.44

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
2023	Crude Oil	1,931,500	$69.53	$64.12

Hedging Update
The following table sets forth our outstanding derivative contracts at March 1, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2023	Crude Oil Swap	1,377,000	$76.94
2023	Crude Oil Basis Swap(1)	7,925,000	$0.92
2023	Natural Gas Swap	3,670,000	$3.35
2023	Natural Gas Basis Swap(2)	42,840,000	$(1.67)
2024	Natural Gas Basis Swap(2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
2023	Crude Oil Costless Collar	2,356,200	$62.47	$87.56
2023	Natural Gas Costless Collar	17,190,700	$3.54	$6.33

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
2023	Crude Oil	1,559,800	$69.61	$64.19
Obligations and Commitments
We had the following contractual obligations and commitments as of December 31, 2022:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Debt (1)	$10,995	$—	$—	$—	$1,053,879	$—
Derivative liabilities	14,053	—	—	—	—	—
Asset retirement obligations	948	526	—	—	39	29,045
Office leases	1,138	1,160	868	1,052	961	327
Automobile leases	907	724	200	—	—	—
Total	$28,042	$2,410	$1,068	$1,052	$1,054,879	$29,372

(1)2023 amount represents accrued interest on long-term debt as of December 31, 2022.
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
However, should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could still accrue to us. No material claim has been made, nor are we aware of any liability which we may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto.

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
Our proved reserves information included in this report is based on estimates prepared by our independent petroleum engineers, CG&A. The independent petroleum engineers evaluated 100% of our estimated proved reserve quantities and their related future net cash flows as of December 31, 2022. Estimates prepared by others may be higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We make revisions to reserve estimates throughout the year as additional information becomes available. We make changes to depletion rates, impairment calculations, and asset retirement obligations in the same period that changes to reserve estimates are made.
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
Income Taxes
We are a U.S. company operating in Texas and New Mexico, as of December 31, 2022, as well as one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, our tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which our operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the consolidated financial statements, we are required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions.
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
On January 7, 2021, upon closing of the IRM Acquisition, the acquired entity, Independence Resources Management, LLC (along with its wholly owned subsidiaries, collectively “IRM”), became a wholly owned subsidiary of EEH. IRM’s 2021 results were reported on the U.S. Return of Partnership Income (Form 1065) and reported to EEH through Schedule K-1 (Form 1065). As IRM was treated as a Partnership, for federal and state income tax purposes, it was not subject to income taxes at the federal level. At the state level, IRM only operated in Texas and was subject to the Texas Margin Tax. On December 31, 2021, IRM was merged into another wholly owned subsidiary of EEH and no longer has statutory reporting requirements.
Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in our Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022 and 2021, we recorded a valuation allowance for our deferred tax assets in the Consolidated Balance Sheets.
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
Noncontrolling Interest
We account for noncontrolling interest in accordance with FASB ASC Topic 810, Consolidation, which requires the recording of a noncontrolling interest component of Net income (loss), as well as a noncontrolling interest component within equity. Noncontrolling interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheet as of December 31, 2022 and 2021, as well as an adjustment to Net income (loss) in the

Consolidated Statement of Operations for the years ended December 31, 2022 and 2021. See further discussion in Note 2. Noncontrolling Interest in the Notes to Consolidated Financial Statements.
Recently Issued Accounting Standards
See Note 3. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this report for a discussion of recently issued accounting standards affecting us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks associated with interest rate risks, commodity price risk and credit risk. We have established risk management processes to monitor and manage these market risks.
Commodity Price Risk, Derivative Instruments and Hedging Activity
We are exposed to various risks including energy commodity price risk. When oil, natural gas and natural gas liquid prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable. Our hedging activities consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swaps, basis swaps, costless collars and deferred premium put options. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. A deferred premium put option represents a bought floor except, unlike a standard put option, the premium is not paid until the expiration of the option.
We have entered into a series of derivative instruments to hedge a portion of our expected oil and natural gas production through December 31, 2024. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.
The following is a summary of our open oil and natural gas derivative contracts as of December 31, 2022:

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2023	Crude Oil Swap	1,642,500	$76.94
2023	Crude Oil Basis Swap(1)	9,488,500	$0.92
2023	Natural Gas Swap	3,670,000	$3.52
2023	Natural Gas Basis Swap(2)	51,100,000	$(1.67)
2024	Natural Gas Basis Swap(2)	36,600,000	$(1.05)

(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
2023	Crude Oil Costless Collar	2,080,500	$63.33	$82.83
2023	Natural Gas Costless Collar	22,188,000	$3.82	$7.44

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
2023	Crude Oil	1,931,500	$69.53	$64.12
Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $26.4 million at December 31, 2022. Based on the published commodity futures price curves for the underlying commodity as of December 31, 2022, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $1.1 million to an overall net asset position of $25.3 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $1.1 million to an overall net asset position of $27.5 million. There would also be a similar increase or decrease in (Loss) gain on derivative contracts, net in the Consolidated Statements of Operations.

Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At December 31, 2022, the outstanding borrowings under the revolving tranche and term loan tranche of the Credit Agreement were $520.1 million bearing interest at rates described in Note 12. Long-Term Debt in the Notes to Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At December 31, 2022, the weighted average interest rate on borrowings under the revolving tranche and term loan tranche of the Credit Agreement was 7.446% per year. If borrowings at December 31, 2022 were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $3.9 million per year.
Credit Risk
Credit risk represents the potential financial loss that we would record if our purchasers, operators, or counterparties failed to perform pursuant to contractual terms. Our primary concentration of credit risks are associated with the collection of receivables resulting from the sale of oil, natural gas and natural gas liquids production and purchased oil, natural gas and natural gas liquids; the risk of a counterparty's failure to meet its obligations under derivative contracts with us; and amounts of deposit in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. See Note 3. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional information.
Disclosure of Limitations
Because the information above included only those exposures that existed at December 31, 2022, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate and commodity price fluctuations will depend on the exposures that arise during future periods.
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
Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2022.
Our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included herein.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Earthstone Energy, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 8, 2023

We have served as the Company’s auditor since 2018.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
See list of “Information about our Executive Officers” under Item 1 of this report, which is incorporated herein by reference.
The other information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Contribution Agreement dated November 7, 2016, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	November 8, 2016
2.1(a)	First Amendment to the Contribution Agreement dated March 21, 2017, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Lynden USA Inc., Lynden USA Operating, LLC, Bold Energy Holdings, LLC and Bold Energy III LLC.	8-K	001-35049	2.1	March 23, 2017
2.2	Purchase and Sale Agreement dated as of December 17, 2020, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, Independence Resources Holdings, LLC and Independence Resources Manager, LLC.	8-K	001-35049	2.1	December 22, 2020
2.3	Purchase and Sale Agreement dated March 31, 2021, among Tracker Resource Development III, LLC, TRD III Royalty Holdings (TX), LP, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC.	8-K	001-35049	2.1	April 5, 2021
2.4	Purchase and Sale Agreement dated March 31, 2021, among SEG-TRD LLC, SEG-TRD II LLC, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC.	8-K	001-35049	2.2	April 5, 2021
2.5	Purchase and Sale Agreement dated as of September 30, 2021, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, and Foreland Investments LP.	8-K	001-35049	2.1	October 4, 2021
2.6	Purchase and Sale Agreement dated as of September 30, 2021, by and among Earthstone Energy, Inc., Earthstone Energy Holdings, LLC, and BCC-Foreland LLC.	8-K	001-35049	2.2	October 4, 2021
2.7	Purchase and Sale Agreement dated December 15, 2021, by and between Chisholm Energy Operating, LLC, Chisholm Energy Agent, Inc., Earthstone Energy, Inc., and Earthstone Energy Holdings, LLC.	8-K	001-35049	2.1	December 17, 2021
2.8	Purchase and Sale Agreement dated January 30, 2022, by and among Bighorn Asset Company, LLC, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC.	8-K	001-35049	2.1	February 2, 2022
2.9	Purchase and Sale Agreement dated June 27, 2022, by and among Titus Oil & Gas Production, LLC, Titus Oil & Gas Corporation, Lenox Minerals, LLC and Lenox Mineral Title Holdings, Inc, collectively, as Seller, and Earthstone Energy Holdings, LLC, as purchaser, and Earthstone Energy, Inc.	8-K	001-35049	2.1	June 29, 2022

2.10	Purchase and Sale Agreement dated June 27, 2022, by and among Titus Oil & Gas Production II, LLC, Lenox Minerals II, LLC and Lenox Mineral Holdings II, LLC, collectively, as Seller and Earthstone Energy Holdings, LLC, as Purchaser and Earthstone Energy, Inc.	8-K	001-35049	2.2	June 29, 2022
3.1	Third Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated May 9, 2017.	8-A	001-35049	3.1	May 9, 2017
3.1(a)	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Earthstone Energy, Inc. dated July 20, 2021.	8-K	001-35049	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of Earthstone Energy, Inc. dated February 26, 2010.	8-K	001-35049	3(ii)	March 3, 2010
3.2(a)	First Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated November 22, 2011.	8-K	001-35049	3(ii)c	November 23, 2011
3.2(b)	Second Amendment to the Amended and Restated Bylaws of Earthstone Energy, Inc. dated October 22, 2015.	8-K	001-35049	3.2	October 26, 2015
3.3	Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock.	8-K	001-35049	3.1	April 18, 2022
3.4	Certificate of Elimination of Series A Convertible Preferred Stock.	8-K	001-35049	3.1	July 15, 2022
4.1	Specimen Class A Common Stock Certificate of Earthstone Energy, Inc.	8-K	001-35049	4.1	May 15, 2017
4.2	Description of Earthstone Energy, Inc.’s Class A Common Stock.	10-K	001-35049	4.2	March 11, 2020
4.3	Indenture, dated as of April 12, 2022, by and among Earthstone Energy Holdings, LLC, Earthstone Energy, Inc., Earthstone Operating, LLC, Earthstone Permian LLC, Sabine River Energy, LLC, Independence Resources Technologies, LLC, and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-35049	4.1	April 13, 2022
10.1†	Earthstone Energy, Inc. 2014 Long-Term Incentive Plan.	8-K	001-35049	10.3	December 29, 2014
10.1(a)†	First Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated October 22, 2015.	8-K	001-35049	10.1	October 26, 2015
10.1(b)†	Second Amendment to the Earthstone Energy, Inc. 2014 Long-Term Incentive Plan dated May 9, 2017.	8-K	001-35049	10.6	May 15, 2017
10.2	Form of Indemnification Agreement.	8-K	001-35049	10.5	December 29, 2014
10.5	Second Amended and Restated Limited Liability Company Agreement of Earthstone Energy Holdings, LLC dated April 18, 2022.	8-K	001-35049	10.6	April 18, 2022
10.6	Registration Rights Agreement dated May 9, 2017 between Earthstone Energy, Inc. and Bold Energy Holdings, LLC.	8-K	001-35049	10.3	April 18, 2022
10.9†	Amended and Restated 2014 Long Term Incentive Plan dated June 6, 2018.	8-K	001-35049	10.1	June 6, 2018

10.9(a)†	First Amendment to the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan dated June 3, 2020.	8-K	001-35049	10.1	June 5, 2020
10.9(b)†	Amendment No. 2 to the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan dated July 20, 2021.	8-K	001-35049	10.5	July 23, 2021
10.10†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.2	February 1, 2019
10.11†	Earthstone Energy, Inc. Second Amended and Restated Change in Control and Severance Benefit Plan.	8-K	001-35049	10.5	January 12, 2023
10.12	Credit Agreement dated November 21, 2019, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent and Issuing Bank, BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Lenders party thereto.	8-K	001-35049	10.1	November 22, 2019
10.12(a)	First Amendment to Credit Agreement dated September 28, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto.	8-K	001-35049	10.1	October 1, 2020
10.12(b)	Second Amendment to Credit Agreement dated December 17, 2020, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, the Guarantors party thereto, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders party thereto.	8-K	001-35049	10.1	December 22, 2020
10.12(c)	Third Amendment to Credit Agreement dated as of April 20, 2021, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and guarantors party thereto.	8-K	001-35049	10.1	April 20, 2021
10.12(d)	Fourth Amendment to Credit Agreement dated as of September 17, 2021, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and guarantors party thereto.	8-K	001-35049	10.1	September 20, 2021
10.12(e)	Fifth Amendment to Credit Agreement dated as of December 24, 2021, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and guarantors party thereto.	8-K	001-35049	10.1	December 29, 2021

10.12(f)	Amended and Restated Fifth Amendment to Credit Agreement dated as of January 30, 2022, among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, the lenders and guarantors party thereto.	8-K	001-35049	10.1	February 2, 2022
10.12(g)	Sixth Amendment to Credit Agreement dated as of June 2, 2022, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and guarantors party thereto.	8-K	001-35049	10.1	June 2, 2022
10.12(h)	Seventh Amendment to Credit Agreement dated as of August 10, 2022, by and among Earthstone Energy Holdings, LLC, as Borrower, Earthstone Energy, Inc., as Parent, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and guarantors party thereto.	8-K	001-35049	10.3	August 11, 2022
10.13†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 31, 2020
10.14†	Form of Restricted Stock Unit Agreement (Executive Management).	8-K	001-35049	10.2	January 31, 2020
10.15†	Form of Restricted Stock Unit Agreement (Director).	8-K	001-35049	10.3	January 31, 2020
10.16	Registration Rights Agreement dated January 7, 2021, by and among Earthstone Energy, Inc., Independence Resources Holdings, LLC and the Persons identified on Schedule I thereto.	8-K	001-35049	10.1	January 13, 2021
10.19†	Form of Performance Unit Agreement (Executive Management).	8-K	001-35049	10.1	January 29, 2021
10.21	Registration Rights Agreement dated July 20, 2021, by and among Earthstone Energy, Inc., Tracker Resource Development III, LLC, EnCap Energy Capital Fund VIII, L.P., ZIP Ventures I, L.L.C, and Tracker III Holdings, LLC.	8-K	001-35049	10.1	July 23, 2021
10.22	Registration Rights Agreement dated July 20, 2021, by and among Earthstone Energy, Inc., SEG-TRD LLC, and SEG-TRD II LLC.	8-K	001-35049	10.2	July 23, 2021
10.25	Registration Rights Agreement dated November 2, 2021, by and among Earthstone Energy, Inc., Foreland Investments LP, the parties listed on Schedule I thereto, and the Persons identified on Schedule II thereto.	8-K	001-35049	10.1	November 2, 2021
10.26	Form of Lock-up Agreement.	8-K	001-35049	10.2	November 2, 2021
10.27	Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone Energy, Inc. and the purchasers set forth therein.	8-K	001-35049	10.2	February 2, 2022

10.28	Registration Rights Agreement dated February 15, 2022 by and among Earthstone Energy, Inc., Chisholm Energy Operating, LLC, and Chisholm Energy Holdings, LLC.	8-K	001-35049	10.1	February 18, 2022
10.29	Form of Lock-up Agreement.	8-K	001-35049	10.2	February 18, 2022
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
10.30(a)
First Amendment to Amended and Restated Voting Agreement dated August 1, 2022, by and among Earthstone Energy, Inc., Warburg Pincus Private Equity (E&P) XI-A, L.P., Warburg Pincus XI (E&P) Partners-A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners-B IRH, LLC, Warburg Pincus Energy (E&P)-A, L.P., Warburg Pincus Energy (E&P) Partners-A, L.P., Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., WP Energy IRH Holdings, L.P., WP Energy Chisholm Holdings, L.P., WP Energy Partners Chisholm Holdings, L.P., Warburg Pincus Energy (E&P) Partners-B Chisholm, LLC, Warburg Pincus Private Equity (E&P) XII (A), L.P., WP XII Chisholm Holdings, L.P., Warburg Pincus XII (E&P) Partners-2 Chisholm, LLC, Warburg Pincus Private Equity (E&P) XII-D (A), L.P., Warburg Pincus Private Equity (E&P) XII-E (A), L.P., Warburg Pincus XII (E&P) Partners-1, L.P., and WP XII (E&P) Partners (A), L.P., and EnCap Investments L.P.
		8-K	001-35049	10.1	August 1, 2022

10.31	Purchase Agreement dated as of April 7, 2022, by and among Earthstone Energy Holdings, LLC, Earthstone Energy, Inc., Earthstone Operating, LLC, Earthstone Permian LLC, Sabine River Energy, LLC, Independence Resources Technologies, LLC, and RBC Capital Markets, LLC, as representative of the initial purchasers named therein.	8-K	001-35049	10.1	April 13, 2022
10.32	Registration Rights Agreement dated April 14, 2022, by and among Earthstone Energy, Inc. and Bighorn Permian Resources, LLC.	8-K	001-35049	10.2	April 18, 2022
10.33	Registration Rights Agreement dated April 14, 2022, by and among Earthstone Energy, Inc., EnCap Energy Capital Fund XI, L.P. and Cypress Investments, LLC.	8-K	001-35049	10.3	April 18, 2022
10.34	Lock-up Agreement dated April 14, 2022, by and between Earthstone Energy, Inc. and Bighorn Permian Resources, LLC.	8-K	001-35049	10.4	April 18, 2022
10.35
Voting Agreement dated as of April 14, 2022, by and among Earthstone Energy, Inc., Cypress Investments, LLC, EnCap Investments L.P., Warburg Pincus Private Equity (E&P) XI-A, L.P., Warburg Pincus XI (E&P) Partners-A, L.P., WP IRH Holdings, L.P., Warburg Pincus XI (E&P) Partners-B IRH, LLC, Warburg Pincus Energy (E&P)-A, L.P., Warburg Pincus Energy (E&P) Partners-A, L.P., Warburg Pincus Energy (E&P) Partners-B IRH, LLC, WP Energy Partners IRH Holdings, L.P., WP Energy IRH Holdings, L.P., WP Energy Chisholm Holdings, L.P., WP Energy Partners Chisholm Holdings, L.P., Warburg Pincus Energy (E&P) Partners-B Chisholm, LLC, Warburg Pincus Private Equity (E&P) XII (A), L.P., WP XII Chisholm Holdings, L.P., Warburg Pincus XII (E&P) Partners-2 Chisholm, LLC, Warburg Pincus Private Equity (E&P) XII-D (A), L.P., Warburg Pincus Private Equity (E&P) XII-E (A), L.P., Warburg Pincus XII (E&P) Partners-1, L.P., and WP XII (E&P) Partners (A), L.P.
		8-K	001-35049	10.5	April 18, 2022
10.36	Registration Rights Agreement dated August 10, 2022, by and among Earthstone Energy, Inc., Titus Oil & Gas, LLC, and Titus Oil & Gas Investments II, LLC.	8-K	001-35049	10.1	August 11, 2022
10.37	Form of Lock-up Agreement.	8-K	001-35049	10.2	August 11, 2022
10.38†	Form of Performance Unit Agreement (Annualized TSR).	8-K	001-35049	10.1	January 12, 2023
10.39†	Form of Performance Unit Agreement (Relative TSR).	8-K	001-35049	10.2	January 12, 2023
10.40†	Form of Restricted Stock Unit Agreement.	8-K	001-35049	10.3	January 12, 2023
10.41†	Form of Restricted Stock Unit Agreement (non-employee director).	8-K	001-35049	10.4	January 12, 2023
14.1	Code of Business Conduct and Ethics.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Cawley, Gillespie & Associates, Inc.					X

23.2	Consent of Moss Adams LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.		X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act.		X
99.1	Report of Cawley, Gillespie & Associates, Inc.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Schema Document.	X
101.CAL	XBRL Calculation Linkbase Document.	X
101.DEF	XBRL Definition Linkbase Document.	X
101.LAB	XBRL Label Linkbase Document.	X
101.PRE	XBRL Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
†	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

		By:	/s/ Robert J. Anderson
		Name:	Robert J. Anderson
Date:	March 8, 2023	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
Robert J. Anderson

/s/ Tony Oviedo	Executive Vice President, Accounting and Administration (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023
Tony Oviedo

/s/ Frank A. Lodzinski	Executive Chairman	March 8, 2023
Frank A. Lodzinski

/s/ Frost Cochran	Director	March 8, 2023
Frost Cochran

/s/ David S. Habachy	Director	March 8, 2023
David S. Habachy

/s/ Jay F. Joliat	Director	March 8, 2023
Jay F. Joliat

/s/ Phil D. Kramer	Director	March 8, 2023
Phil D. Kramer

/s/ Ray Singleton	Director	March 8, 2023
Ray Singleton

/s/ Douglas E. Swanson, Jr.	Director	March 8, 2023
Douglas E. Swanson, Jr.

/s/ Brad A. Thielemann	Director	March 8, 2023
Brad A. Thielemann

/s/ Zachary G. Urban	Director	March 8, 2023
Zachary G. Urban

/s/ Robert L. Zorich	Director	March 8, 2023
Robert L. Zorich

EARTHSTONE ENERGY, INC.
Index to Consolidated Financial Statements and Supplementary Information

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Earthstone Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Earthstone Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the (consolidated) financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Estimated Proved Oil and Gas Reserves on the Determination of Depreciation, Depletion and Amortization Expense related to Proved Oil and Natural Gas Properties

The Company’s net proved oil and natural gas properties balance was $3,657 million as of December 31, 2022, and the associated depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2022 was $302 million. As described in Note 7 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and natural gas properties. The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total estimated proved oil and natural gas reserves and estimated proved developed oil and natural gas reserves, respectively.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on proved net oil and natural gas properties is a critical audit matter are there was (i) significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to developing those estimates, including future production amounts and costs, historical oil and natural gas prices, pricing differentials, and future development costs including the Company’s ability to convert proved undeveloped reserves to producing properties within five years of their initial proved booking.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures we performed to address this critical audit matter included:

(i)Obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the Company’s engineering technical team and independent petroleum engineering consulting firm for use in estimating the proved oil and gas reserves;
(ii)Evaluating the significant assumptions used by management in developing these estimates, including future production, historical oil and gas prices, pricing differentials, and future development costs;
(iii)Evaluating management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, by assessing consistency of the development projections with the Company’s drill plan and the availability of capital relative to the drill plan;
(iv)Utilizing the work of management’s specialists to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for this work, the specialists’ qualifications and objectivity were assessed, as well as the reasonableness of methods and assumptions used by the specialists. The procedures performed also included testing the data used by the specialists and evaluating the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support whether the assumptions used were consistent with the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit;
(v)Testing the inputs of and recalculating management’s DD&A calculation.

Acquisition of Chisholm Energy Operating, LLC and Chisholm Energy Agent, Inc (collectively “Chisholm”) - Valuation of Proved Oil and Natural Gas Properties

As described in Note 4 to the consolidated financial statements, $633.5 million was allocated to proved oil and natural gas properties related to the purchase price of Chisholm on February 15, 2022. As disclosed by management, the Company accounts for business combinations under the acquisition method of accounting. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. The fair value estimate of proved oil and natural gas properties as of an acquisition date was based on estimated proved oil and natural gas reserves and related future net cash flows discounted using a weighted average cost of capital, including estimates and assumptions of future commodity prices and costs, the timing of development activities, projections of oil and natural gas reserves and estimates to abandon and reclaim producing wells. As disclosed by management, the accuracy of the reserve estimates is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the allocation and valuation of proved oil and natural gas properties acquired in the Chisholm acquisition is a critical audit matter are the (i) the significant judgment by management, including the use of specialists, when determining the fair value of the acquired oil and gas properties, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to production volumes, future commodity prices and price differentials, lease operating costs, reserve risk adjustment factors, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included:

(i)Obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s process to determine the fair value of assets acquired in the business combination, including management’s controls over the completeness and accuracy of the financial data provided to the Company’s engineering technical team for use in estimating the proved oil and gas reserves used in the fair value calculation;
(ii)Gaining an understanding of management’s process for developing the fair value measurement of proved natural gas and oil properties;
(iii)Evaluating the appropriateness of the discounted cash flow model, which included testing the completeness and accuracy of underlying data used in the model; and evaluating significant assumptions used by management related to future production volumes, future commodity prices and price differentials, lease operating costs, risk adjustment factors, as well as the weighted average cost of capital. The evaluation of management’s assumption related to future commodity prices involved comparing the prices against observable market data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the weighted average cost of capital assumption and the appropriateness of the discounted cash flow model;
(iv)Evaluating the professional qualifications and objectivity of the Company’s engineer primarily responsible for overseeing the preparation of the reserve estimates by the internal engineering staff.
(v)Assessing the competence, capability and objectivity of the outside valuation consultants engaged by the Company to measure the fair value of the acquired crude oil and natural gas properties including the valuation methodology selected.

/s/ Moss Adams LLP

Houston, Texas
March 8, 2023

We have served as the Company’s auditor since 2018.

EARTHSTONE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2022	2021
Current assets:
Cash	$—	$4,013
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	161,531	50,575
Joint interest billings and other, net of allowance of $19 and $19 at December 31, 2022 and 2021, respectively	34,549	2,930
Derivative asset	31,331	1,348
Prepaid expenses and other current assets	18,854	2,549
Total current assets	246,265	61,415

Oil and gas properties, successful efforts method:
Proved properties	3,987,901	1,625,367
Unproved properties	282,589	222,025
Land	5,482	5,382
Total oil and gas properties	4,275,972	1,852,774
Accumulated depreciation, depletion and amortization	(619,196)	(395,625)
Net oil and gas properties	3,656,776	1,457,149

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation of $5,273 and $4,547 at December 31, 2022 and 2021, respectively	5,394	1,986
Derivative asset	9,117	157
Operating lease right-of-use assets	4,569	1,795
Other noncurrent assets	15,280	33,865
TOTAL ASSETS	$3,937,401	$1,556,367
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,815	$31,397
Revenues and royalties payable	163,368	36,189
Accrued expenses	80,942	31,704
Asset retirement obligation	948	395
Derivative liability	14,053	45,310
Advances	7,312	4,088
Operating lease liability	842	681
Finance lease liability	802	—
Other current liabilities	16,202	851
Total current liabilities	376,284	150,615

Noncurrent liabilities:
Long-term debt	1,053,879	320,000
Asset retirement obligation	29,611	15,471
Derivative liability	—	571
Deferred tax liability	138,336	15,731
Operating lease liability	3,889	1,276
Finance lease liability	876	—
Other noncurrent liabilities	10,509	6,442
Total noncurrent liabilities	1,237,100	359,491

Commitments and Contingencies (Note 15)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Series A Convertible Preferred Stock, $0.001 par value, none authorized, issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 105,547,139 and 53,467,307 issued and outstanding at December 31, 2022 and 2021, respectively	106	53

Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,259,641 and 34,344,532 issued and outstanding at December 31, 2022 and 2021, respectively	34	34
Additional paid-in capital	1,346,463	718,181
Retained Earnings (accumulated deficit)	292,711	(159,774)
Total Earthstone Energy, Inc. equity	1,639,314	558,494
Noncontrolling interest	684,703	487,767
Total equity	2,324,017	1,046,261

TOTAL LIABILITIES AND EQUITY	$3,937,401	$1,556,367
The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Oil	$1,114,343	$297,177	$120,355
Natural gas	303,846	50,809	8,567
Natural gas liquids	276,965	71,657	15,601
Total revenues	1,695,154	419,643	144,523
OPERATING COSTS AND EXPENSES
Lease operating expense	230,515	49,321	29,131
Production and ad valorem taxes	123,054	26,409	9,411
Rig idle and termination expense	—	—	426
Impairment expense	—	—	64,498
Depreciation, depletion and amortization	301,813	106,367	96,414
General and administrative expense	74,175	41,922	28,233
Transaction costs	8,248	4,875	622
Accretion of asset retirement obligation	2,652	1,065	307
Exploration expense	2,492	341	298
Total operating costs and expenses	742,949	230,300	229,340
Gain on sale of oil and gas properties, net	13,900	738	204
Income (loss) from operations	966,105	190,081	(84,613)
OTHER INCOME (EXPENSE)
Interest expense, net	(66,821)	(10,796)	(5,232)
(Loss) gain on derivative contracts, net	(125,107)	(116,761)	59,899
Other income, net	856	841	400
Total other (expense) income	(191,072)	(126,716)	55,067
Income (loss) before income taxes	775,033	63,365	(29,546)
Income tax (expense) benefit	(124,416)	(1,859)	112
Net income (loss)	650,617	61,506	(29,434)
Less: Net income (loss) attributable to noncontrolling interest	198,132	26,022	(15,887)
Net income (loss) attributable to Earthstone Energy, Inc.	$452,485	$35,484	$(13,547)
Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$5.12	$0.75	$(0.45)
Diluted	$4.83	$0.71	$(0.45)
Weighted average common shares outstanding:
Basic	88,349,088	47,169,948	29,911,625
Diluted	96,328,217	49,952,093	29,911,625

The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2019	—	29,421,131	35,260,680	$—	$29	$35	$527,246	$(181,711)	$345,599	$490,152	$835,751
Stock-based compensation expense	—	—	—	—	—	—	10,054	—	10,054	—	10,054
Vesting of restricted stock units, net of taxes paid	—	670,981	—	—	1	—	(1)	—	—	—	—
Vested restricted stock units retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	243,924	—	—	—	—	(835)	—	(835)	—	(835)
Cancellation of treasury shares	—	(243,924)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	251,309	(251,309)	—	—	—	3,610	—	3,610	(3,610)	—
Net loss	—	—	—	—	—	—	—	(13,547)	(13,547)	(15,887)	(29,434)
At December 31, 2020	—	30,343,421	35,009,371	$—	$30	$35	$540,074	$(195,258)	$344,881	$470,655	$815,536
Stock-based compensation expense	—	—	—	—	—	—	9,132	—	9,132	—	9,132
Modification of performance units	—	—	—	—	—	—	(2,276)	—	(2,276)	—	(2,276)
Shares issued in connection with IRM Acquisition	—	12,719,594	—	—	13	—	76,559	—	76,572	—	76,572
Shares issued in connection with Tracker Acquisition	—	6,200,000	—	—	6	—	61,808	—	61,814	—	61,814
Shares issued in connection with Foreland Acquisition	—	2,611,111	—	—	2	—	28,119	—	28,121	—	28,121
Vesting of restricted stock units, net of taxes paid	—	928,342	—	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	453,483	—	—	—	—	(4,144)	—	(4,144)	—	(4,144)
Cancellation of treasury shares	—	(453,483)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	664,839	(664,839)	—	1	(1)	8,910	—	8,910	(8,910)	—
Net income	—	—	—	—	—	—	—	35,484	35,484	26,022	61,506
At December 31, 2021	—	53,467,307	34,344,532	$—	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense	—	—	—	—	—	—	16,733	—	16,733	—	16,733
Purchase of treasury shares	—	(3,000,000)	—	—	(3)	—	(43,934)	—	(43,937)	—	(43,937)
Preferred stock issuance	280,000	—	—	—	—	—	279,326	—	279,326	—	279,326
Conversion of preferred stock	(280,000)	25,225,225	—	—	25	—	(25)	—	—	—	—
Shares issued in connection with Chisholm Acquisition	—	19,417,476	—	—	19	—	249,495	—	249,514	—	249,514
Shares issued in connection with Bighorn Acquisition	—	5,650,977	—	—	6	—	77,752	—	77,758	—	77,758
Shares issued in connection with Titus Acquisition	—	3,857,015	—	—	4	—	53,570	—	53,574	—	53,574
Vesting of restricted stock units, net of taxes paid	—	844,248	—	—	2	—	(2)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	429,547	—	—	—	—	(5,829)	—	(5,829)	—	(5,829)
Cancellation of Treasury shares	—	(429,547)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	84,891	(84,891)	—	—	—	1,196	—	1,196	(1,196)	—
Net income	—	—	—	—	—	—	—	452,485	452,485	198,132	650,617
At December 31, 2022	—	105,547,139	34,259,641	—	106	34	1,346,463	292,711	1,639,314	684,703	2,324,017

 The accompanying notes are an integral part of these consolidated financial statements.

EARTHSTONE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$650,617	$61,506	$(29,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of proved and unproved oil and gas properties	—	—	46,878
Depreciation, depletion and amortization	301,813	106,367	96,414
Accretion of asset retirement obligations	2,652	1,065	307
Impairment of goodwill	—	—	17,620
Gain on sale of oil and gas properties, net	(13,900)	(738)	(204)
Gain on sale of office and other equipment	(321)	(140)	—
Settlement of asset retirement obligations	(910)	(185)	(195)
Total loss (gain) on derivative contracts, net	125,107	116,761	(59,899)
Operating portion of net cash (paid) received in settlement of derivative contracts	(195,876)	(75,966)	56,044
Stock-based compensation	35,369	21,014	10,054
Deferred income taxes	122,605	1,859	(657)
Amortization of deferred financing costs	5,529	856	322
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(168,314)	(19,061)	11,914
(Increase) decrease in prepaid expenses and other current assets	(16,282)	58	(203)
Increase (decrease) in accounts payable and accrued expenses	68,726	9,293	481
Increase (decrease) in revenues and royalties payable	98,840	5,985	(8,323)
Increase (decrease) in advances	3,224	2,200	(9,617)
Net cash provided by operating activities	1,018,879	230,874	131,502
Cash flows from investing activities:
Acquisition of oil and gas properties (net of cash acquired)	(1,523,813)	(311,324)	—
Additions to oil and gas properties	(491,836)	(114,521)	(88,097)
Additions to office and other equipment	(2,133)	(1,365)	(114)
Proceeds from sale of oil and gas properties	49,546	975	414
Net cash used in investing activities	(1,968,236)	(426,235)	(87,797)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	3,096,013	744,132	136,056
Repayments of borrowings under Credit Agreement	(3,145,877)	(539,132)	(191,056)
Proceeds from issuance of 8% Senior Notes due 2027, net	537,256	—	—
Proceeds from term loan	244,191	—	—
Proceeds from issuance Series A Convertible Preferred Stock, net of offering costs of $674	279,326	—	—
Cash paid to repurchase Class A Common Stock	(43,937)	—	—
Cash paid related to the exchange and cancellation of Class A Common Stock	(5,829)	(4,144)	(836)
Cash paid for finance leases	(649)	(70)	(130)
Deferred financing costs	(15,150)	(2,906)	(67)
Net cash provided by (used in) financing activities	945,344	197,880	(56,033)
Net increase (decrease) in cash	(4,013)	2,519	(12,328)
Cash at beginning of period	4,013	1,494	13,822
Cash at end of period	$—	$4,013	$1,494
Supplemental disclosures of cash flow information (Note 19)
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
Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc. (“Lynden US”), collectively own a 75.5% interest in EEH. The Company consolidates the financial results of EEH and presents a noncontrolling interest in the Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US. Each of the outstanding shares of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”), has a corresponding unit of limited liability company interests denominated as a common unit in EEH (an “EEH Unit”). Each of the outstanding shares of Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock”), has a corresponding EEH Unit and collectively represent the noncontrolling interests in the Consolidated Financial Statements.
At any time, at the holder’s discretion, a holder of an EEH Unit may receive a share of Class A Common Stock in exchange for an EEH Unit and a corresponding share of Class B Common Stock, resulting in the immediate cancellation of both the EEH Unit and share of Class B Common Stock exchanged. As of December 31, 2022, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 139.8 million, consisting of 105.5 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock.
Note 2. Noncontrolling Interest
Noncontrolling Interest represents EEH Units held by members of EEH other than Earthstone and Lynden US and is presented as a component of equity in the Consolidated Balance Sheets as of December 31, 2022 and 2021, as well as an adjustment to Net income in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. Pursuant to governing EEH agreements, the noncontrolling members have no direct participation in the operations of EEH.
Earthstone consolidates the financial results of EEH and its subsidiaries, and presents a noncontrolling interest for the economic interest in Earthstone held by members of EEH other than Earthstone and Lynden US, and represented by outstanding shares of Class B Common Stock. Net income attributable to noncontrolling interest in the Consolidated Statements of Operations for the year ended December 31, 2022 represents the portion of net income attributable to the economic interest in the Company held by members of EEH other than Earthstone and Lynden US. The noncontrolling interest in the Consolidated Balance Sheet as of December 31, 2022 represents the portion of net assets of the Company attributable to members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the year ended December 31, 2022:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2021	53,467,307	60.9%	34,344,532	39.1%	87,811,839
EEH Units issued in connection with the Chisholm Acquisition	19,417,476		—		19,417,476
EEH Units issued in connection with the Bighorn Acquisition	5,650,977		—		5,650,977
EEH Units issued in connection with the Conversion of Preferred Stock	25,225,225		—		25,225,225
EEH Units issued in connection with the Titus Acquisition	3,857,015		—		3,857,015
EEH Units and shares of Class B Common Stock exchanged for shares of Class A Common Stock	84,891		(84,891)		—
EEH Units issued in connection with the vesting of restricted stock units	844,248		—		844,248
EEH Units cancelled in connection with the share repurchase	(3,000,000)		—		(3,000,000)
As of December 31, 2022	105,547,139	75.5%	34,259,641	24.5%	139,806,780
Note 3. Summary of Significant Accounting Policies
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
Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property, plant and equipment, asset retirement obligations, valuation allowances for deferred income tax assets, valuation of derivative instruments and valuation of certain performance-based restricted stock unit awards. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions. See Note 20. Supplemental Information On Oil and Gas Exploration and Production Activities (Unaudited).
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Provisions for bad debts and recoveries on accounts previously charged off are added to the allowance. The Company routinely assesses the recoverability of all material trade receivables and other receivables to determine their collectability. Allowance for uncollectible accounts receivable was $0.02 million and $0.02 million at December 31, 2022 and 2021, respectively.
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
Oil and Natural Gas Properties
The method of accounting for oil and natural gas properties determines what costs are capitalized and how these costs are ultimately matched with revenues and expenses. The Company uses the successful efforts method of accounting for oil and natural gas properties. For more information see Note 8. Oil and Natural Gas Properties.
Office and Other Equipment
Office and other equipment primarily includes leasehold improvements, vehicles, computer equipment and software, office furniture and fixtures and field equipment. These items are recorded at cost, or fair value if acquired, and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets ranging from two years to 10 years. The Company had office and other equipment of $5.4 million and $2.0 million, net of accumulated depreciation and amortization of $5.3 million and $4.5 million, at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized depreciation expense of $1.3 million, $0.7 million and $0.5 million, respectively. See separate finance lease disclosures in Note 18. Leases.
Noncontrolling Interest
Noncontrolling Interest represents third-party equity ownership of EEH and is presented as a component of equity in the Consolidated Balance Sheets as of December 31, 2022 and 2021, as well as an adjustment to Net income in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. As of December 31, 2022, Earthstone and Lynden US owned a 75.5% membership interest in EEH while Bold Energy Holdings, LLC (“Bold Holdings”), the noncontrolling third-party, or its permitted transferees, owned the remaining 24.5%. See further discussion in Note 2. Noncontrolling Interest.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in “Accounts receivable: oil, natural gas, and natural gas liquids revenues” in the Consolidated Balance Sheets. As of December 31, 2022 and 2021, amounts receivable from contracts with customers were $161.5 million and $50.6 million, respectively. Taxes assessed by governmental authorities on oil, natural gas and natural gas liquid sales are presented separately from such revenues in the Consolidated Statements of Operations.
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
Natural Gas and Natural Gas Liquid Sales
Under the Company’s natural gas sales arrangements, the purchaser takes control of wet gas at a delivery point near the wellhead or at the inlet of the purchaser’s processing facility. The purchaser gathers and processes the wet gas and remits proceeds to the Company for the resulting natural gas and natural gas liquid sales. Based on the nature of these arrangements, the Company is the agent and the purchaser is the Company’s customer, thus, the Company recognizes natural gas and natural gas liquid sales based on the net amount of proceeds received from the purchaser.
Imbalances

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes revenue for all oil, natural gas and natural gas liquid sold to purchasers regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent an imbalance on a specific property exceeds the Company’s share of remaining proved oil, natural gas liquid and natural gas reserves. The Company is also subject to natural gas pipeline imbalances, which are recorded as accounts receivable or payable at values consistent with contractual arrangements with the owner of the pipeline. The Company had no imbalances as of December 31, 2022 or 2021.
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
Prior-Period Performance Obligations
The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and natural gas liquids sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Concentration of Credit Risk
Credit risk represents the actual or perceived financial loss that the Company would record if its purchasers, operators, or counterparties failed to perform pursuant to contractual terms.
The purchasers of the Company’s oil, natural gas, and natural gas liquids production consist primarily of independent marketers, major oil and natural gas companies and natural gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. In the year ended December 31, 2022, three purchasers accounted for 21%, 20% and 14%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues. In the year ended December 31, 2021, two purchasers accounted for 34% and 13%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues. In the year ended December 31, 2020, three purchasers accounted for 32%, 15% and 12%, respectively, of the Company’s oil, natural gas, and natural gas liquids revenues. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids revenues during the years ended December 31, 2022, 2021 or 2020. Additionally, at December 31, 2022, four purchasers accounted for 21%, 19% , 18% and 14%, respectively, of the Company’s oil, natural gas and natural gas liquids receivables. At December 31, 2021, three purchasers accounted for 26%, 21% and 12%, respectively, of the Company’s oil, natural gas, and natural gas liquids receivables. No other purchaser accounted for 10% or more of the Company’s oil, natural gas, and natural gas liquids receivables at December 31, 2022 and 2021.
The Company holds working interests in oil and natural gas properties for which a third-party serves as operator. The operator sells the oil, natural gas, and natural gas liquids to the purchaser, collects the cash, and distributes the cash to the Company. In the year ended December 31, 2022, one operator distributed 8% of the Company’s oil, natural gas and natural gas liquids revenues. In the year ended December 31, 2021 one operator distributed 13% of the Company’s oil, natural gas and natural gas liquids revenues. In the year ended December 31, 2020, one operator distributed 15% of the Company’s oil, natural gas and natural gas liquids revenues.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The derivative instruments of the Company are with a small number of counterparties and, from time-to-time, may represent material assets in the Consolidated Balance Sheets. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive. At December 31, 2022, the Company had a net derivative asset position of $26.4 million. At December 31, 2021, the Company had a net derivative liability position of $44.4 million.
The Company regularly maintains its cash in bank deposit accounts. Balances held by the Company at its banks typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to the amounts of deposit in excess of FDIC insurance coverage.
Stock-Based Compensation
The Company recognized stock-based compensation expense associated with restricted stock units, which include both time- and performance-based awards. The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the Class A Common Stock on the grant date and recognized over the vesting period using the straight-line method. The Company classifies grants to be settled in shares as equity awards and awards to be settled in cash a liability awards. The Company accounts for these awards based on a grant date Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome, and is recognized over the vesting period using the straight-line method. The fair value of the liability awards is updated on a quarterly basis. See Note 11. Stock-Based Compensation for further details.
Income Taxes
The Company is a U.S. company operating in Texas and New Mexico, as of December 31, 2022, and includes one foreign legal entity, Lynden Corp, which is a Canadian company. Consequently, the Company’s tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which its operations are conducted and income is earned. The income tax rates imposed and methods of computing taxable income in these jurisdictions vary. Therefore, as a part of the process of preparing the Consolidated Financial Statements, the Company is required to estimate the income taxes in each of these jurisdictions. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. The Company’s effective tax rate for financial statement purposes will continue to fluctuate from year to year as its operations are conducted in different taxing jurisdictions.
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
The Company’s deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported in the Consolidated Balance Sheets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022 and 2021, the Company has recorded a valuation allowance for its deferred tax assets in the Consolidated Balance Sheets.
The Company applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. It requires that the Company recognize in the Consolidated Financial Statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. The Company’s tax positions related to its pass-through status and state income tax liability, including deductibility of expenses, have been reviewed by the Company’s management and they believe those positions would more likely than not be sustained upon examination. Accordingly, the Company has not recorded an income tax liability for uncertain tax positions at December 31, 2022 or 2021.
Recently Issued Accounting Standards
Reference Rate Reform - In March 2020, the FASB issued an update that provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns relating to

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounting for contract modifications and hedge accounting. The Company amended its credit facility on January 30, 2022, which, among other things, provided mechanics relating to the transition from LIBOR to a benchmark replacement rate. The transition from LIBOR did not have a material impact on the Company’s consolidated financial statements.
Note 4. Acquisitions and Divestitures
The initial accounting for acquisitions and divestitures may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
Titus Acquisition
On June 27, 2022, Earthstone and EEH, as buyer, and Titus Oil & Gas Production, LLC, a Delaware limited liability company, Titus Oil & Gas Corporation, a Delaware corporation, Lenox Minerals, LLC, a Delaware limited liability company and Lenox Mineral Title Holdings, Inc., a Delaware corporation (collectively, “Titus I”), as seller, entered into a purchase and sale agreement (the “Titus I Purchase Agreement”) which provided that EEH or its designated wholly-owned subsidiary would acquire (the “Titus I Acquisition”) interests in oil and gas leases and related property of Titus I located in the Northern Delaware Basin of New Mexico (the “Titus I Assets”). Also on June 27, 2022, Earthstone and EEH, as buyer, and Titus Oil & Gas Production II, LLC, a Delaware limited liability company, Lenox Minerals II, LLC, a Delaware limited liability company and Lenox Mineral Holdings II, Inc., a Delaware limited liability company (collectively, “Titus II” and together with Titus I, “Titus”), as seller, entered into a purchase and sale agreement (the “Titus II Purchase Agreement” and together with the Titus I Purchase Agreement, the “Titus Purchase Agreements”) which provided that EEH or its designated wholly-owned subsidiary would acquire (the “Titus II Acquisition” and together with the Titus I Acquisition, the “Titus Acquisition”) interests in oil and gas leases and related property of Titus II located in the Northern Delaware Basin of New Mexico (the “Titus II Assets” and together with the Titus I Assets, the “Titus Assets”).
On August 10, 2022, the transactions contemplated in the Titus Purchase Agreements were consummated whereby EEH acquired the Titus Assets for aggregate consideration of approximately $567.7 million in cash, net of customary purchase price adjustments, and 3,857,015 shares of Class A Common Stock.
The Titus Acquisition was accounted for as an asset acquisition. The fair value of the consideration paid by us and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on our books as of the date of the closing of the Titus Acquisition. Additionally, costs directly related to the Titus Acquisition were capitalized as a component of the purchase price. The consideration transferred, fair value of assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	3,857,015
Class A Common Stock price as of August 10, 2022	$13.89
Class A Common Stock consideration	53,574
Cash consideration	566,532
Direct transaction costs (1)	1,144
Total consideration transferred	$621,250

Fair value of assets acquired:
Oil and gas properties	$625,017
Amount attributable to assets acquired	$625,017

Fair value of liabilities assumed:
Current liabilities	$2,853
Noncurrent liabilities - ARO	914
Amount attributable to liabilities assumed	$3,767

(1)Represents $1.1 million of transaction costs associated with the Titus Acquisition which have been capitalized in accordance with ASC 805-50.
Bighorn Acquisition
On January 30, 2022, Earthstone, EEH, as buyer, and Bighorn Asset Company, LLC, a Delaware limited liability company (“Bighorn”), as seller, entered into a purchase and sale agreement (the “Bighorn Agreement”). Pursuant to the Bighorn

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement, EEH acquired (the “Bighorn Acquisition”) interests in oil and gas leases and related property of Bighorn located in the Midland Basin, Texas (the “Bighorn Assets”).
On April 14, 2022, Earthstone, EEH and Bighorn consummated the transactions contemplated in the Bighorn Agreement whereby EEH acquired the Bighorn Assets for aggregate consideration of approximately $628.2 million in cash, net of customary purchase price adjustments, and 5,650,977 shares of Class A Common Stock.
The Bighorn Acquisition was accounted for as an asset acquisition. The fair value of the consideration paid by us and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on our books as of the date of the closing of the Bighorn Acquisition. Additionally, costs directly related to the Bighorn Acquisition were capitalized as a component of the purchase price. The consideration transferred, fair value of assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	5,650,977
Class A Common Stock price as of April 14, 2022	$13.76
Class A Common Stock consideration	$77,757
Cash consideration	625,842
Direct transaction costs (1)	2,347
Total consideration transferred	$705,946

Fair value of assets acquired:
Current assets	$769
Oil and gas properties	746,116
Amount attributable to assets acquired	$746,885

Fair value of liabilities assumed:
Suspense payable	$25,710
Other current liabilities	2,035
Noncurrent liabilities - ARO	13,194
Amount attributable to liabilities assumed	$40,939

(1)Represents $2.4 million of transaction costs associated with the Bighorn Acquisition which have been capitalized in accordance with ASC 805-50.
Chisholm Acquisition
As part of the execution of its growth strategy to further increase its scale, on December 15, 2021, Earthstone, EEH, as buyer, Chisholm Energy Operating, LLC (“OpCo”) and Chisholm Energy Agent, Inc. (“Agent” and collectively with OpCo, “Chisholm”), collectively as seller, entered into a Purchase and Sale Agreement (the “Chisholm Agreement”), which provided that EEH would acquire (the “Chisholm Acquisition”) interests in oil and gas leases and related property of Chisholm located in Lea County and Eddy County, New Mexico (the “Chisholm Assets”).
On February 15, 2022, Earthstone, EEH and Chisholm consummated the transactions contemplated in the Chisholm Agreement whereby EEH acquired the Chisholm Assets for aggregate consideration consisting of: (i) approximately $314.0 million in cash, net of customary purchase price adjustments, paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022 and (iii) 19,417,476 shares of Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing sales price of $12.85 per share on February 15, 2022. A Significant Shareholder, as identified below, was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. See Note 14. Related Party Transactions, for further discussion.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Chisholm Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	19,417,476
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	$249,515
Cash consideration	383,976
Total consideration transferred	$633,491

Fair value of assets acquired:
Oil and gas properties	$642,485
Amount attributable to assets acquired	$642,485

Fair value of liabilities assumed:
Other current liabilities	$3,023
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$8,994
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The IRM Acquisition was accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	12,719,594
Class A Common Stock price as of January 7, 2021	$6.02
Class A Common Stock consideration	$76,572
Cash consideration	140,507
Total consideration transferred	$217,079

Fair value of assets acquired:
Cash	$4,763
Other current assets	11,524
Oil and gas properties	224,112
Other non-current assets	252
Amount attributable to assets acquired	$240,651

Fair value of liabilities assumed:
Derivative liability	$10,177
Other current liabilities	5,196
Asset retirement obligation - noncurrent	8,199
Amount attributable to liabilities assumed	$23,572
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
On July 20, 2021, Earthstone, EEH and Tracker consummated the transactions contemplated in the Tracker Agreement. At the closing of the Tracker Agreement, among other things, EEH acquired the Tracker Assets for aggregate consideration consisting of: (i) $18.8 million in cash, net of customary purchase price adjustments, and (ii) 4.7 million shares of Class A Common Stock. Also, on July 20, 2021, Earthstone, EEH and Sequel consummated the transactions contemplated in the Sequel Agreement. At the closing of the Sequel Agreement, among other things, EEH acquired the Sequel Assets for aggregate consideration consisting of: (i) $41.4 million in cash, net of customary purchase price adjustments, and (ii) 1.5 million shares of Class A Common Stock. The Significant Shareholder, as described in the Note referenced below, owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. See Note 14. Related Party Transactions, for further discussion.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC Topic 805, Business Combinations (referred to as “ASC 805”), the Tracker/Sequel Acquisitions have been accounted for as asset acquisitions. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Total
Consideration:
Shares of Earthstone Class A Common Stock issued	6,200,000
Earthstone Class A Common Stock price as of July 20, 2021	$9.97
Class A Common Stock consideration	$61,814
Cash consideration (1)	60,159
Direct transaction costs (2)	1,715
Total consideration transferred	$123,688

Fair value of assets acquired:
Oil and gas properties	$124,288
Amount attributable to assets acquired	$124,288

Fair value of liabilities assumed:
Noncurrent liabilities - ARO	$600
Amount attributable to liabilities assumed	$600

(1)Includes customary purchase price adjustments.
(2)Represents $1.7 million of transaction costs associated with the Tracker Acquisition and the Sequel Acquisition that have been capitalized in accordance with ASC 805-50.
The following unaudited supplemental pro forma condensed results of operations present consolidated information as though the Chisholm Acquisition and IRM Acquisition had been completed as of January 1, 2021. The unaudited supplemental pro forma financial information was derived from the historical consolidated and combined statements of operations for Chisholm, IRM and Earthstone and adjusted to include depletion expense applied to the adjusted basis of the properties acquired. These unaudited supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that may be achieved by the Company in the future. Future results may vary significantly from the results reflected in this unaudited pro forma financial information (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021
Revenue	$1,731,159	$637,803
Income (loss) before taxes	$795,447	$(63,479)
Net income (loss)	$671,031	$(65,339)
Less: Net income (loss) attributable to noncontrolling interest	$204,349	$(27,644)
Net income (loss) attributable to Earthstone Energy, Inc.	$466,682	$(37,695)
Pro forma net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$5.14	$(0.56)
Diluted	$4.85	$(0.54)

The Company has included in its Consolidated Statements of Operations, revenues of $300.0 million and operating expenses of $131.5 million for the period from February 15, 2022 to December 31, 2022 related to the Chisholm Acquisition. During the year ended December 31, 2022, the Company recorded $10.7 million of legal and professional fees related to the Chisholm Acquisition which are included in Transaction costs in the Consolidated Statements of Operations.
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
Foreland-BCC Acquisition
On November 2, 2021, Earthstone, EEH and Foreland Investments LP, a Delaware limited partnership (“Foreland”), consummated the transactions contemplated in the Purchase and Sale Agreement dated as of September 30, 2021 by and among Earthstone, EEH and Foreland (the “Foreland Purchase Agreement”). At the closing of the Foreland Purchase Agreement, EEH acquired (the “Foreland Acquisition”) interests in oil and gas leases and related property of Foreland located in Irion County and Crockett County, Texas, for a purchase price consisting of: (i) $13.4 million in cash, net of customary purchase price adjustments, and (ii) 2,611,111 shares of Class A Common Stock.
Also, on November 2, 2021, Earthstone, EEH and BCC-Foreland LLC, a Delaware limited liability company (“BCC”), consummated the transactions contemplated in the Purchase and Sale Agreement dated as of September 30, 2021 by and among Earthstone, EEH and BCC (the “BCC Purchase Agreement”). At the closing of the BCC Purchase Agreement, EEH acquired (the “BCC Acquisition” and with the Foreland Acquisition, the “Foreland-BCC Acquisition”) certain well-bore interests and related equipment held by BCC that were part of a joint development agreement between Foreland, Foreland Operating, LLC, and BCC involving portions of the acreage covered by the Foreland Purchase Agreement for a purchase price of $20.5 million in cash, net of customary purchase price adjustments.
Divestitures
During the year ended December 31, 2022, the Company sold certain non-core properties for approximately $49.5 million in cash, resulting in net gains of approximately $13.9 million recorded in Gain on sale of oil and gas properties, net in the Consolidated Statements of Operations.
There were no material divestitures during the years ended December 31, 2021 or 2020.
Note 5. Transaction Costs
During the year ended December 31, 2022, the Company recorded transaction costs of $8.2 million primarily due to legal, consulting and other fees related to the Chisholm Acquisition and certain divestiture transactions.
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
During the year ended December 31, 2020, the Company recorded transaction costs primarily due to legal, consulting and other fees of approximately $1.0 million related to the IRM Acquisition noted above and $0.3 million related to other potential transactions, offset by net reimbursements of $0.7 million related to the Bold Transaction.
Note 6. Fair Value Measurements
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended December 31, 2022.
Fair Value on a Recurring Basis
Derivative Financial Instruments
Derivative financial instruments are carried at fair value and measured on a recurring basis. The derivative financial instruments consist of fixed price swaps, basis swaps, costless collars and deferred premium put options for crude oil and natural gas and interest rate swaps. The Company’s commodity price hedges and interest rate swaps are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves and published LIBOR forward curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.
The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Consolidated Financial Statements.
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Accrued expenses and Other noncurrent liabilities in the Consolidated Balance Sheet as of December 31, 2022.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset- current	$—	$31,331	$—	$31,331
Derivative asset- noncurrent	—	9,117	—	9,117
Total financial assets	$—	$40,448	$—	$40,448
Financial liabilities
Derivative liability - current	$—	$14,053	$—	$14,053
Share-based compensation liability - current	—	14,411	—	14,411
Share-based compensation liability - noncurrent	—	10,357	—	10,357
Total financial liabilities	$—	$38,821	$—	$38,821
December 31, 2021
Financial assets
Derivative asset- current	$—	$1,348	$—	$1,348
Derivative asset- noncurrent	—	157	—	157
Total financial assets	$—	$1,505	$—	$1,505
Financial liabilities
Derivative liability - current	$—	$45,310	$—	$45,310
Derivative liability - noncurrent	—	571	—	571
Share-based compensation liability - current	—	7,835	—	7,835
Share-based compensation liability - noncurrent	—	6,324	—	6,324
Total financial liabilities	$—	$60,040	$—	$60,040
Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, goodwill, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Due to significant declines in commodity prices and global demand for oil and natural gas products resulting from the COVID-19 pandemic, the Company assessed the fair values of its oil and natural gas properties and goodwill resulting in non-cash impairment charges during the three months ended March 31, 2020. Since then, commodity prices have recovered and no other such triggering events that require further assessment were observed during the years ended December 31, 2022 and 2021.
Items Not Recorded at Fair Value
The carrying amounts reported on the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets accounts payable, revenues and royalties payable, accrued expenses and other current liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. Borrowings under the revolving tranche and term loan tranche of the Company’s credit facility bear interest at floating market rates, therefore the carrying amounts and fair values were approximately equal as of December 31, 2022 and December 31, 2021. The carrying value of EEH’s 8.000% Senior Notes due 2027, net of $10.9 million deferred financing costs, of $539.1 million and accrued interest of $9.5 million had an estimated fair value of $530.3 million. There were no other debt instruments outstanding at December 31, 2022.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements, costless collars and deferred premium put options. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. A deferred premium put option represents a bought floor except, unlike a standard put option, the premium is not paid until the expiration of the option. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a portion of its expected oil and natural gas production through December 31, 2024. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.
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
The following table sets forth the Company’s outstanding derivative contracts at December 31, 2022. When aggregating multiple contracts, the weighted average contract price is disclosed.

Period	Commodity	Volume (Bbls / MMBtu)	Price ($/Bbl / $/MMBtu)
2023	Crude Oil Swap	1,642,500	$76.94
2023	Crude Oil Basis Swap(1)	9,488,500	$0.92
2023	Natural Gas Swap	3,670,000	$3.52
2023	Natural Gas Basis Swap(2)	51,100,000	$(1.67)
2024	Natural Gas Basis Swap(2)	36,600,000	$(1.05)
(1)The basis differential price is between WTI Midland Argus Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
2023	Crude Oil Costless Collar	2,080,500	$63.33	$82.83
2023	Natural Gas Costless Collar	22,188,000	$3.82	$7.44

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
2023	Crude Oil	1,931,500	$69.53	$64.12

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest Rate Swaps
At times, the Company’s hedging activities include the use of interest rate swaps entered into in order to manage cash flow variability resulting from changes in interest rates. These derivative instruments are not accounted for under hedge accounting.
In December 2021, the Company unwound its interest rate swap contracts, receiving a one-time settlement payment of $1.1 million. The Company had no interest rate swaps in place as of December 31, 2022 or 2021.
The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Consolidated Balance Sheets (in thousands):

		December 31, 2022			December 31, 2021
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$51,803	$(20,472)	$31,331	$3,191	$(1,843)	$1,348
Commodity contracts	Derivative liability - current	$34,525	$(20,472)	$14,053	$47,153	$(1,843)	$45,310
Commodity contracts	Derivative asset - noncurrent	$9,117	$—	$9,117	$2,721	$(2,564)	$157
Commodity contracts	Derivative liability - noncurrent	$—	$—	$—	$3,135	$(2,564)	$571

The follow table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Years Ended December 31,
	Statement of Cash Flows Location	Statement of Operations Location	2022	2021	2020
Unrealized gain (loss)	Not presented separately	Not presented separately	$70,769	$(40,795)	$3,855
Realized (loss) gain	Operating portion of net cash received in settlement of derivative contracts	Not presented separately	(195,876)	(75,966)	56,044
	Total loss (gain) on derivative contracts, net	(Loss) gain on derivative contracts, net	$(125,107)	$(116,761)	$59,899

Note 8. Oil and Natural Gas Properties
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. Depletion expense for oil and natural gas producing property and related equipment was $300.5 million, $105.7 million and $95.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Impairments to Oil and Natural Gas Properties
The Company recorded no non-cash asset impairment charges for the years ended December 31, 2022 or 2021.
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
Accumulated impairments to proved and unproved oil and natural gas properties as of December 31, 2022 and 2021 were $168.0 million and $168.0 million, respectively.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of Net income (loss) per common share is as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Net income (loss) attributable to Earthstone Energy, Inc.	$452,485	$35,484	$(13,547)

Net income (loss) attributable to Earthstone Energy, Inc. from assumed conversion of Series A Convertible Preferred Stock (1)	12,388	—	—

Net income (loss) attributable to Earthstone Energy, Inc. - Diluted	$464,873	$35,484	$(13,547)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$5.12	$0.75	$(0.45)
Diluted	$4.83	$0.71	$(0.45)
Weighted average common shares outstanding
Basic	88,349,088	47,169,948	29,911,625
Add potentially dilutive securities:
Unvested restricted stock units	416,031	539,803	—
Unvested performance units	1,757,841	2,242,342	—
Series A Convertible Preferred Stock(1)	5,805,257	—	—
Diluted weighted average common shares outstanding	96,328,217	49,952,093	29,911,625
(1)On April 14, 2022, Earthstone issued 280,000 shares of Series A Convertible Preferred Stock which automatically converted into 25,225,225 shares of Class A Common Stock on July 6, 2022. Under the “If-Converted” method, the shares would have been assumed issued on April 14, 2022, which would have resulted in an additional allocation of Net income (loss) attributable to Earthstone Energy, Inc. of $12.4 million for the year ended December 31, 2022.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and Net income attributable to noncontrolling interest of $198.1 million for the year ended December 31, 2022, Net loss attributable to noncontrolling interest of $26.0 million for the year ended December 31, 2021, and Net income attributable to noncontrolling interest of $15.9 million for the year ended December 31, 2020 would be added back to Net income (loss) attributable to Earthstone Energy, Inc. for the years then ended, having no dilutive effect on Net income (loss) per common share attributable to Earthstone Energy, Inc. For the year ended December 31, 2020, the Company excluded 1.1 million and 1.9 million shares, respectively, for the dilutive effect of restricted stock units and performance units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for the period.
Note 10. Common Stock and Preferred Stock
Class A Common Stock
At December 31, 2022 and 2021, there were 105,547,139 and 53,467,307 shares of Class A Common Stock issued and outstanding, respectively. During the year ended December 31, 2022, Earthstone issued a total of approximately 28.9 million shares of Class A Common Stock in connection with the Chisholm Acquisition, Bighorn Acquisition and the Titus Acquisition, as well as approximately 25.2 million shares of Class A Common Stock upon conversion of the Series A Convertible Preferred Stock described below. During the year ended December 31, 2021, Earthstone issued a total of approximately 21.5 million shares of Class A Common Stock in connection with the IRM Acquisition, Tracker/Sequel Acquisitions and the Foreland Acquisition. No shares were issued in connection with acquisitions during 2020. During the years ended December 31, 2022, 2021 and 2020, as a result of the vesting and settlement of restricted stock units under the Earthstone Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 1,273,795, 1,381,825 and 914,905 shares of Class A Common Stock, respectively, of which 429,547, 453,483 and 243,924 shares of Class A Common Stock, respectively, were retained as treasury stock and cancelled to satisfy the related employee income tax liability.
On October 11, 2022, Earthstone purchased and immediately cancelled 3,000,000 shares of Class A Common Stock from certain affiliates of Warburg Pincus LLC (“Warburg”) in a private transaction, for an aggregate purchase price of $43,740,000, or $14.58 per share.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class B Common Stock
At December 31, 2022 and 2021, there were 34,259,641 and 34,344,532 shares of Class B Common Stock issued and outstanding, respectively. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the years ended December 31, 2022, 2021 and 2020, 84,891, 664,839 and 251,309 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Series A Convertible Preferred Stock
On January 30, 2022, Earthstone entered into a securities purchase agreement (the “SPA”) with EnCap Energy Capital Fund XI, L.P. (“EnCap Fund XI”), an affiliate of EnCap Investments L.P. (“EnCap”), and Cypress Investments, LLC, a fund managed by Post Oak Energy Capital, LP (“Post Oak” and collectively with EnCap Fund XI, the “Investors”) to sell, in a private placement (the “Private Placement”), 280,000 shares of newly authorized convertible preferred stock, $0.001 par value per share (the “Series A Convertible Preferred Stock”), each share of which would be convertible into 90.0900900900901 shares of Class A Common Stock for anticipated gross proceeds of $280.0 million, at a price of $1,000.00 per share of Series A Convertible Preferred Stock (or $11.10 per share of Class A Common Stock on an as-converted basis). The Private Placement was contingent upon the closing of the Bighorn Acquisition. The Company used the net proceeds from the sale of the Series A Convertible Preferred Stock to partially fund the Bighorn Acquisition. See Note 14. Related Party Transactions for further discussion.
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
At December 31, 2022 and 2021, there were no shares of Series A Convertible Preferred Stock issued or outstanding.
Note 11. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan allows, among other things, for the grant of restricted stock units (“RSUs”). As of December 31, 2022, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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
The table below summarizes unvested RSU activity for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2021	771,817	$5.91
Granted	780,765	$13.65
Forfeited	(16,934)	$8.17
Vested	(665,670)	$7.75
Unvested RSUs at December 31, 2022	869,978	$11.40
During the year ended December 31, 2022, Earthstone granted 727,765 RSUs to employees and 53,000 RSUs to certain members of the Board with vesting periods ranging from 12 to 36 months. The total grant date fair value of the RSUs granted during the years ended December 31, 2022, 2021 and 2020 were $10.7 million, $4.1 million and $4.4 million, respectively, with a weighted average grant date fair value per share of $13.65, $6.16 and 5.07, respectively. The total vesting date fair value of the RSUs that vested during 2022, 2021 and 2020 was $8.9 million, $8.8 million and $3.0 million, respectively. As of

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022, there was approximately $9.2 million of total unrecognized stock-based compensation expense related to unvested RSUs, which will be amortized over the remaining vesting periods. The weighted average remaining vesting period of the unrecognized compensation expense is 1.20 years.
For the years ended December 31, 2022, 2021 and 2020, stock-based compensation related to RSUs was $6.0 million, $5.2 million and $5.4 million, respectively.
Performance Units
The table below summarizes performance unit (“PSU”) activity for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested PSUs at December 31, 2021	2,751,725	$8.42
Granted	472,485	$19.42
Vested	(608,125)	$9.30
Unvested PSUs at December 31, 2022	2,616,085	$10.21

The total grant date fair value of the PSUs granted during the years ended December 31, 2022, 2021 and 2020 were $9.2 million, $11.9 million and $5.6 million, respectively, with a weighted average grant date fair value per share of $19.42, $10.85 and $5.36, respectively. The total vesting date fair value of the PSUs that vested during 2022 and 2021 was $8.3 million and $3.5 million respectively. No PSUs vested during 2020. As of December 31, 2022, there was $16.1 million of unrecognized compensation expense related to the PSU awards which will be amortized over a weighted average period of 0.71 years.
For the years ended December 31, 2022, 2021 and 2020, stock-based compensation related to the PSUs was approximately $29.4 million, $15.8 million and $4.6 million, respectively.
The Company classifies awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards. Corresponding liabilities of $14.4 million and $7.8 million related to the PSUs were included in Other current liabilities and Accrued expenses, respectively, in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. Additionally, corresponding liabilities of $10.4 million and $6.3 million related to the PSUs were included in Other noncurrent liabilities in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
On February 1, 2022, the Board granted 472,485 PSUs (the “2022 PSUs”) to certain officers pursuant to the 2014 Plan. The 2022 PSUs are payable in cash or shares of Class A Common Stock upon the achievement by Earthstone over a period commencing on January 1, 2022 and ending on December 31, 2024 (the “2022 Performance Period”) of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards.
The 2022 PSUs are eligible to be earned based on the annualized Total Shareholder Return (“TSR”) of the Class A Common Stock during a three-year period beginning on January 1, 2022. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2.0
14.5%	1.0
8.4%	0.5
Less than 8.4%	0.0
In the event that greater than 1.0x of the 2022 PSUs are earned, such additional PSUs may be paid in cash rather than the issuance of shares of Class A Common Stock.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the applicable performance period by (B) the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the first day of the applicable performance period.
On January 27, 2021, the Board granted 1,099,800 PSUs (the “2021 PSUs”) to certain officers pursuant to the 2014 Plan (the “2021 Grant”). The 2021 PSUs are payable in cash or shares of Class A Common Stock upon the achievement by the Company over a period commencing on January 1, 2021 and ending on December 31, 2023 of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards.
The 2021 PSUs are eligible to be earned based on the annualized TSR of the Class A Common Stock during a three-year period beginning on February 1, 2021. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The 2019 PSUs were settled on February 9, 2022 resulting in the issuance of 608,125 shares of Class A Common Stock and cash payments totaling $8.1 million.
Modification of Performance Units
All outstanding PSUs may be paid in either cash or the issuance of shares of Class A Common Stock or any combination of the two therein, at the discretion of the Board. In January 2023, the Board, at its discretion, consented to settlement of the 2020 Grant in shares of Class A Common Stock up to 100% and the remaining 100% in cash. In consideration of the settlement of the 2020 Grant, which was consistent with the 2019 Grant, the Company deemed it appropriate to modify the remaining performance-based grants (the “Modification”). Based on the Modification, the Company calculated the fair value of the cash settled portion of each award representing an estimated accumulative increase to the liability of $9.9 million as of December 31, 2022, consisting of $17.1 million in additional stock-based compensation during the year ended December 31, 2022, partially offset by $7.2 million of stock-based compensation previously recognized in Additional Paid-in Capital.
During the years ended December 31, 2022 and 2021, the Company recorded gross expense related to stock-based compensation of approximately $35.4 million (net of $4.1 million of income tax benefit) and $21.0 million (net of $2.8 million of income tax benefit), respectively.
Note 12. Long-Term Debt
The Company's long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Revolving credit facility(1)	$270,136	$320,000
Term loan under credit facility due 2027	250,000	—
8.000% Senior notes due 2027	550,000	—
	$1,070,136	$320,000
Unamortized debt issuance costs on term loan	(5,309)	—
Unamortized debt issuance costs on 8.000% Senior notes	(10,948)	—
Long-term debt, net	$1,053,879	$320,000

(1)Related to the revolving credit facility borrowings, the Company had debt issuance costs of $15.3 million and $6.7 million, net of accumulated amortization of $6.5 million and $3.3 million, as of December 31, 2022 and 2021, respectively. Unamortized deferred financing costs on the revolving credit facility borrowings are included in Other noncurrent assets in the Consolidated Balance Sheets.
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
On April 14, 2022, in connection with the closing of the Bighorn Acquisition, the Notes Offering and pursuant to the Fifth Amendment, amongst other things, the borrowing base increased to $1,325 million and elected commitments were reduced to $800 million compared to the maximum of $1,325 million provided for in the Fifth Amendment in the event that the Bighorn Acquisition had closed prior to the Notes Offering.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amendment increased the borrowing base from $1.4 billion to $1.7 billion and increased elected commitments from $800 million to $1.2 billion.
The Seventh Amendment also established a fully funded $250 million term loan tranche as a portion of the $1.2 billion of available commitments under the Credit Agreement (the “Term Loan”), with the remaining $950 million of commitments in the form of revolving commitments. The Term Loan is fully pre-payable without premium or penalty, subject to the satisfaction of certain specified conditions, and bears an interest rate of Term SOFR (as defined in the Credit Agreement) plus 3.25%, increasing by 0.25% each 180-day period following the Term Loan funding. The Term Loan is co-terminus with the revolving loans' maturity date of June 2, 2027, subject to a potential acceleration of the maturity date to as soon as January 14, 2027 (the “Springing Maturity Date”, as defined in the Credit Agreement) applicable to revolving loans and term loans. The interest rate applicable to revolving loans remains a rate of Term SOFR plus an applicable margin between 2.25% and 3.25%, depending upon borrowing base utilization.
On September 29, 2022, in connection with a regularly scheduled borrowing base redetermination, the borrowing base increased from $1.7 billion to $1.85 billion.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around May 1, 2023. Subsequent redeterminations are expected to occur on or about each November 1st and May 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (as customarily defined) (the “Adjusted Term SOFR Rate”) plus 2.25% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.25% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on June 2, 2027. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of December 31, 2022, EEH was in compliance with the covenants under the Credit Agreement.
As of December 31, 2022, $270.1 million and $250.0 million of borrowings were outstanding under the revolving tranche and the term loan tranche of the Credit Agreement, respectively, bearing annual interest of 7.238% and 7.670%, respectively, resulting in an additional $679.9 million of borrowing availability under the Credit Agreement. At December 31, 2021, there were $320.0 million of borrowings outstanding under the Credit Agreement.
For the year ended December 31, 2022, the Company had borrowings of $3.1 billion and $3.1 billion in repayments of borrowings.
For the year ended December 31, 2022, interest on the revolving tranche of the Credit Agreement averaged 4.74% per annum, which excluded commitment fees of $1.7 million and amortization of deferred financing costs of $3.2 million. For the year

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2022, interest on the term loan tranche of the Credit Agreement averaged 6.67% per annum, which excluded amortization of deferred financing costs of $0.5 million. For the years ended December 31, 2021 and 2020, interest on borrowings under the Credit Agreement averaged 3.40% and 2.83% per annum, respectively, which excluded commitment fees of $0.9 million and $0.6 million for each period ended, respectively, and amortization of deferred financing costs of $0.9 million and $0.3 million for each period ended, respectively.
During the year ended December 31, 2022, the Company capitalized $6.5 million and $5.8 million of costs associated with the revolving tranche and term loan tranche of the Credit Agreement, respectively. The Company capitalized $2.8 million costs associated with the Credit Agreement for the year ended December 31, 2021. No costs associated with the Credit Agreement were capitalized during the year ended December 31, 2020. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.
8.000% Senior Notes
On April 12, 2022, EEH issued $550.0 million aggregate principal amount of unsecured 8.000% senior notes due 2027 (the “Notes”) for net proceeds of approximately $537.2 million (after deducting underwriting discounts and commissions) (the “Notes Offering”) which was used primarily to fund the Bighorn Acquisition and the remainder for general corporate purposes.
On April 12, 2022, in connection with the completion of the Notes Offering, EEH entered into an indenture, dated as of April 12, 2022 (the “Indenture”), among EEH, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.
The Notes will mature on April 15, 2027 with interest accruing at a rate of 8.000% per annum payable semi-annually in cash in arrears on April 15 and October 15 of each year, which commenced on October 15, 2022. Before April 15, 2024, EEH may redeem some or all of the Notes at a redemption price equal to 100% of the aggregate principal amount of the Notes redeemed plus the “applicable premium” as of and accrued and unpaid interest, if any. EEH may redeem, at its option, all or part of the Notes at any time on or after April 15, 2024, at the applicable redemption price plus accrued and unpaid interest to, but not including, the date of redemption. Further, before April 15, 2024, EEH may on one or more occasions redeem up to 35% of the aggregate principal amount of the Notes in an amount not exceeding the net proceeds from one or more private or public equity offerings at a redemption price of 108.000% of the principal amount of the Notes, plus accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of each such equity offering. Upon a Change of Control (as defined in the Indenture) EEH must offer to repurchase the Notes on terms and conditions set forth in detail in the Indenture.
The Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries (the “Guarantors”) and may be guaranteed by certain of EEH’s future restricted subsidiaries. The Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2022, the Company capitalized $12.7 million of costs associated with the Notes. No costs associated with the Notes were capitalized during the years ended December 31, 2021 and 2020. The Company’s policy is to capitalize the debt issuance costs associated with the Notes and amortize those costs on a straight-line basis over the term of the Notes.
As of December 31, 2022, accrued interest of $9.5 million associated with the Notes was included in Accrued expenses in the Consolidated Balance Sheets.
Note 13. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and natural gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Beginning asset retirement obligations	$15,866	$3,027
Associated with acquisitions	20,078	9,821
Liabilities incurred	533	163
Property dispositions	(10,284)	(41)
Liabilities settled	(910)	(185)
Accretion expense	2,652	1,065
Revision of estimates	2,625	2,016
Ending asset retirement obligations	$30,560	$15,866
Note 14. Related Party Transactions
FASB ASC Topic 850, Related Party Disclosures, requires that information about transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. The Audit Committee of the Board independently reviews and approves all related party transactions.
Earthstone has three significant shareholders that consist of various investment funds managed by each of the three private equity firms who may manage other investments in entities with which the Company interacts in the normal course of business (the “Significant Shareholders” or separately, each a “Significant Shareholder”).
On February 12, 2020, the Company sold certain of its interests in oil and natural gas leases and wells in a transaction to a portfolio company of a Significant Shareholder (not under common control) for cash consideration of approximately $0.4 million.
As discussed in Note 4. Acquisitions and Divestitures, on March 31, 2021, the Company entered into the Tracker/Sequel Purchase Agreements. The Tracker/Sequel Acquisitions were consummated on July 20, 2021, whereby the Company acquired the Tracker Assets for a purchase price of $18.8 million in cash and 4.7 million shares of Class A Common Stock. A Significant Shareholder owned approximately 49% of Tracker as of the closing of the Tracker Acquisition. A majority of the stockholders of Earthstone not affiliated with the Significant Shareholder approved the issuance of 6.2 million shares of Class A Common Stock in connection with the closing of the Tracker/Sequel Purchase Agreements at Earthstone’s Annual Meeting of Stockholders held on July 20, 2021.
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
As discussed in Note 4. Acquisitions and Divestitures, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $377.5 million in cash, net of customary purchase price adjustments, and approximately 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of approximately 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Agreement was (1) approved by a majority of the voting power of all outstanding

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

disinterested shares of the Common Stock and (2) increased the Significant Stockholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022.
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
On July 6, 2022, the Series A Convertible Preferred Stock automatically converted into 25,225,225 shares of Class A Common Stock.
The Company paid $0.5 million to one of its Significant Shareholders for reimbursement of certain costs associated with the Bighorn Acquisition and related SPA.
On October 11, 2022, Earthstone repurchased an aggregate of 3,000,000 shares of Class A Common Stock, held by affiliates of Warburg in a private transaction, for an aggregate purchase price of approximately $43.7 million, or $14.58 per share (the “Repurchase”). Additionally, on October 11, 2022, affiliates of Warburg sold 3,750,000 shares of Class A Common Stock to an unrelated party for $14.58 per share (collectively with the Repurchase, the “Warburg Sales”). Immediately preceding the Warburg Sales, Warburg owned approximately 18.7% of the outstanding Class A Common Stock and 14.1% of the Class A Common Stock and Class B Common Stock combined. Immediately following the Warburg Sales and through December 31, 2022, Warburg owned approximately 12.3% of the Class A Common Stock and 9.3% of the Class A Common Stock and Class B Common Stock combined.
Note 15. Commitments and Contingencies
Contractual Commitments
Future minimum contractual commitments as of December 31, 2022 under non-cancellable agreements having initial or remaining terms in excess of one year are as follows:

	2023	2024	2025	2026	2027	Thereafter
Office leases	$1,138	$1,160	$868	$1,052	$961	$327
Automobile leases	907	724	200	—	—	—
Total	$2,045	$1,884	$1,068	$1,052	$961	$327
Additionally, the Company leases corporate office space in The Woodlands, Texas; Midland, Texas and San Angelo, Texas. Rent expense was approximately $0.9 million, $0.8 million and $0.8 million, for the years ended December 31, 2022, 2021 and 2020, respectively. Minimum lease payments under the terms of non-cancellable operating leases as of December 31, 2022 are included in the table above.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table shows the components of the Company’s income tax provision for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	1,811	625	545
Total current	$1,811	$625	$545
Deferred:
Federal	$114,876	$901	$(147)
State	7,729	333	(510)
Total deferred	$122,605	$1,234	$(657)
Total income tax expense (benefit)	$124,416	$1,859	$(112)

Effective Tax Rate
A reconciliation of the effective tax rate to the federal statutory rate for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands, except percentages):

	Years Ended December 31,
	2022	2021	2020
Net income (loss) before income taxes	$775,033	$63,365	$(29,546)
Statutory rate	21%	21%	21%
Tax expense (benefit) computed at statutory rate	$162,757	$13,307	$(6,204)
Noncontrolling interest	(41,743)	(5,613)	3,349
Non-deductible general and administrative expenses	1,360	(455)	1,943
Return to accrual and other true-up	(73)	—	157
State income taxes, net of Federal benefit	9,187	958	35
Valuation allowance	(7,072)	(6,338)	608
Total income tax expense (benefit)	$124,416	$1,859	$(112)
Effective tax rate	16.1%	2.9%	0.4%

During the year ended December 31, 2022, the Company recorded total income tax expense of $124.4 million which included (1) deferred income tax expense for Lynden US of $7.1 million as a result of its share of the distributable income from EEH, (2)

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred income tax expense for Earthstone of $107.8 million, which included a deferred income tax expense of $114.9 million, resulting from its share of the distributable income from EEH, offset by a $7.1 million release of valuation allowance, (3) current income tax expense of $1.8 million solely related to the Texas Margin Tax and (4) state deferred income tax expense of $0.8 million related to the Texas Margin Tax and $6.9 million related to New Mexico corporate income tax expense. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2022.
During the year ended December 31, 2021, the Company recorded total income tax expense of $1.9 million which included (1) deferred income tax expense for Lynden US of $0.9 million as a result of its share of the distributable income from EEH, (2) deferred income tax expense for Earthstone of $6.3 million as a result of its share of the distributable income from EEH, which was offset by a valuation allowance as future realization of the net deferred tax asset cannot be assured and (3) current income tax expense of $0.63 million, offset by deferred income tax expense of $0.33 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recorded total income tax benefit of $0.11 million which included (1) deferred income tax benefit for Lynden US of $0.15 million as a result of its share of the distributable income from EEH, (2) deferred income tax benefit for Earthstone of $0.61 million as a result of its share of the distributable income from EEH, which was used to reduce the valuation allowance recorded against its deferred tax asset cannot be assured and (3) current income tax expense of $0.55 million, offset by deferred income tax benefit of $0.51 million related to the Texas Margin Tax. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the year ended December 31, 2020.
Deferred Tax Assets and Liabilities
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred noncurrent income tax assets (liabilities):
Oil & gas properties	$11,437	$20,909
Basis difference in subsidiary obligation	(2,364)	(2,211)
Investment in Partnerships	(186,925)	(40,141)
Federal net operating loss carryforward	40,695	16,544
Interest limitation	2,581	—
Net deferred noncurrent tax (liability) asset	$(134,576)	$(4,899)
Valuation allowance	(3,760)	(10,832)
Net deferred tax liability	$(138,336)	$(15,731)

As of December 31, 2022, the Company had a valuation allowance recorded against its deferred tax asset of $3.8 million which is in excess of its net deferred noncurrent tax liabilities of $134.6 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal corporate income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2022, the deferred tax assets and liabilities related to the two U.S. Federal corporate income tax returns, one Canadian income tax return and one related to the Texas Margin Tax are a $113.7 million deferred tax liability, a $18.5 million deferred tax liability, a $3.8 million deferred tax asset and a $6.1 million deferred tax liability, respectively, before considering the valuation allowance of $3.8 million.
As of December 31, 2021, the Company had a valuation allowance recorded against its deferred tax assets of $10.8 million which is in excess of its Net deferred noncurrent tax assets of $7.8 million, as presented above. The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns, one separate U.S. Federal partnership income tax return and one Canadian income tax return. As a result, tax attributes of one group cannot be offset by the tax attributes of another. At December 31, 2021, the deferred tax assets and liabilities related to the two U.S. Federal income tax returns, one Canadian income tax and one related to the Texas Margin Tax were a $19.7 million deferred tax asset, a $10.4 million deferred tax liability, a $3.8 million deferred tax asset and a $5.3 million deferred tax liability, respectively, before considering the valuation allowance of $10.8 million.
As of December 31, 2022, (1) Earthstone had estimated U.S. net operating loss carryforwards of $29.1 million, expiring in 2036 and 2037 and $120.1 million with an indefinite carryforward life (“ICL”), (2) Lynden US had estimated U.S. net operating loss carryforwards available for use of $3.7 million, expiring from 2036 through 2037 and $22.4 million with an indefinite

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carryforward life, and, (3) Lynden Corp had Canadian net operating loss carryforwards of $10.0 million, the first expiring in 2024 and the last in 2037. ICL loss deductions are limited to 80% of the excess of taxable income in the year utilized.
Additionally, the ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an ownership change for the purposes of Section 382 (“Sec 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). On February 15, 2022, the Company completed the Chisholm Acquisition which included the issuance of 19,417,476 shares of Class A Common Stock, which resulted in an ownership change within the meaning of Sec 382. As a result of the ownership change, the Company’s annual usage of net operating losses (“NOLs”) and credits generated prior to the ownership change date may be limited, however, at this time, we do not expect any of the losses to expire unused as a result of this ownership change. Earthstone generated approximately $97.6 million in NOL carryforward assets in 2022, of which, $85.3 million relates to the time period post ownership change within the meaning of Section 382 and is not subject to limitation. Lynden US generated approximately $14.3 million in NOL carryforward assets in 2022, of which, $12.5 million relates to the time period post ownership change within the meaning of Section 382 and is not subject to limitation. Lynden US previously experienced an ownership change on May 17, 2016 and at that time certain NOLs were identified as being expected to expire unusable. The Company continues to evaluate the impact, if any, of potential Sec 382 limitations.
Uncertain Tax Positions
FASB ASC Topic 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2022, the Company had no material uncertain tax positions. The Company’s uncertain tax positions may change in the next twelve months; however, the Company does not expect any possible change to have a significant impact on its results of operations or financial position.
The Company files two Federal income tax returns, one Canadian income tax return and various combined and separate filings in several state and local jurisdictions. The Company’s practice is to recognize estimated interest and penalties, if any, related to potential underpayment of income taxes as a component of income tax expense in its Consolidated Statement of Operations. As of December 31, 2022, the Company did not have any accrued interest or penalties associated with any uncertain tax liabilities.
Note 17. Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees, which was initiated in April 2017. Eligible employees may make contributions to the 401(k) Plan by electing to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of 100% of employee contributions, not to exceed six percent of the employee’s annual eligible compensation. The Company’s matching contributions vest immediately. The Company’s contributions to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were $1.1 million, $0.5 million and $0.5 million, respectively.
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
The following table shows the classification and location of the Company’s leases on the Consolidated Balance Sheets (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31,
Leases	Balance Sheet Location	2022	2021
Assets
Noncurrent:
Operating	Operating lease right-of-use assets	$4,569	$1,795
Finance	Office and other equipment, net of accumulated depreciation and amortization	1,678	—
Total lease assets		$6,247	$1,795

Liabilities
Current:
Operating	Operating lease liabilities	$842	$681
Finance	Finance lease liabilities	802	—
Noncurrent:
Operating	Operating lease liabilities	3,889	1,276
Finance	Finance lease liabilities	876	—
Total lease liabilities		$6,409	$1,957

The following table shows the classification and location of the Company’s lease costs on the Consolidated Statements of Operations (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2022	2021	2020
Operating lease expense	General and administrative expense	$884	$803	$786
Finance lease expense:
Amortization of right-of-use assets	Depreciation, depletion and amortization	$549	$74	$217
Interest on lease liability	Interest expense, net	100	2	13
Total lease expense		$1,533	$879	$1,016

Additionally, the Company capitalized as part of oil and gas properties $23.9 million, $6.4 million and $2.9 million of short-term lease costs related to drilling rig contracts during the years ended December 31, 2022, 2021 and 2020. All of the Company’s drilling rig contracts have enforceable terms of less than one year.
Minimum contractual obligations for the Company’s leases (undiscounted) as of December 31, 2022 were as follows (in thousands):

	Operating	Finance
2023	$1,138	$907
2024	1,160	724
2025	868	200
2026	1,052	—
2027	961	—
Thereafter	327	—
Total lease payments	$5,506	$1,831
Less imputed interest	(775)	(153)
Total lease liability	$4,731	$1,678

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of the dates indicated:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.1	2.3	2.9	n/a
Weighted-average discount rate (1)	6.67%	8.00%	4.35%	n/a
(1)The discount rate used for operating leases is based on the Company’s incremental borrowing rate at lease commencement and may be adjusted if modifications to lease terms or lease reassessments occur. The discount rate used for finance leases is based on the rates implicit in the leases.
The following table includes other quantitative information for the Company’s leases (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases	$857	$778
Cash payments for finance leases	$649	$70
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,447	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,227	$—

Note 19. Supplemental Disclosures
Accounts Payable
The following table summarizes the Company’s current accounts payable at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accounts payable related to vendors	$76,044	$22,877
Accounts payable related to severance taxes	10,380	2,603
Other	5,391	5,917
Total accounts payable	$91,815	$31,397
Revenue and Royalties Payable
The following table summarizes the Company’s current revenues and royalties payable at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Revenue held in suspense	$101,838	$14,777
Revenue and royalties payable	61,530	21,412
Total revenue and royalties payable	$163,368	$36,189

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued Expenses
The following table summarizes the Company’s current accrued expenses at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued capital expenditures	$38,482	$10,563
Accrued lease operating expenses	14,173	2,858
Accrued interest	10,995	648
Accrued general and administrative expense	7,351	8,011
Accrued ad valorem taxes	4,243	544
Other	5,698	9,080
Total accrued expenses	$80,942	$31,704

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for:
Interest	$12,520	$9,648	$4,588
Income taxes	$625	$325	$—
Non-cash investing and financing activities:
Class A Common Stock issued in Chisholm Acquisition	$249,515	$—	$—
Class A Common Stock issued in Bighorn Acquisition	$77,757	$—	$—
Class A Common Stock issued in Titus Acquisition	$53,574	$—	$—
Class A Common Stock issued in IRM Acquisition	$—	$76,572	$—
Class A Common Stock issued in Tracker/Sequel Acquisition	$—	$61,814	$—
Class A Common Stock issued in Foreland Acquisition	$—	$28,121	$—
Accrued capital expenditures	$58,569	$23,558	$7,328
Lease asset additions - ASC 842	$5,674	$—	$—
Asset retirement obligations	$3,158	$2,178	$762

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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s oil and natural gas activities for 2022, 2021 and 2020 were entirely within the United States of America. Costs incurred in oil and natural gas producing activities were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Acquisition cost:
Proved	$1,934,602	$465,144	$—
Unproved	77,378	43	—
Exploration costs:
Geological and geophysical	2,492	341	298
Development costs	538,114	134,035	67,550
Total additions	$2,552,586	$599,563	$67,848
During the years ended December 31, 2022, 2021 and 2020, additions to oil and natural gas properties of $3.2 million, $2.2 million and $0.8 million, respectively, were recorded for estimated costs of future abandonment related to new wells drilled or acquired.
During the years ended December 31, 2022, 2021 and 2020, the Company had no capitalized exploratory well costs, nor capitalized costs related to share-based compensation, general corporate overhead or similar activities.
Capitalized Costs
Capitalized costs, impairment, and depreciation, depletion and amortization relating to the Company’s oil and natural gas properties producing activities, all of which are conducted within the continental United States as of December 31, 2022 and 2021, are summarized below (in thousands):

	December 31,
	2022	2021
Oil and gas properties, successful efforts method:
Proved properties	$4,088,553	$1,726,019
Accumulated impairment to proved properties	(100,652)	(100,652)
Proved properties, net of accumulated impairments	3,987,901	1,625,367
Unproved properties	349,905	289,341
Accumulated impairment to Unproved properties	(67,316)	(67,316)
Unproved properties, net of accumulated impairments	282,589	222,025
Land	5,482	5,382
Total oil and gas properties, net of accumulated impairments	4,275,972	1,852,774
Accumulated depreciation, depletion and amortization	(619,196)	(395,625)
Net oil and gas properties	$3,656,776	$1,457,149
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The proved reserves estimates shown herein for the years ended December 31, 2022, 2021 and 2020 have been prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
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
The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated. The oil prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate (“WTI”) spot prices which equates to $93.67 per barrel, $66.56 per barrel and $39.57 per barrel, respectively. The natural gas prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of month prices of the Henry Hub spot price which equates to $6.36 per MMBtu, $3.60 per MMBtu and $1.99 per MMBtu, respectively. Natural gas liquids are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics. The natural gas liquids prices used to value reserves as of December 31, 2022, 2021 and 2020 averaged $39.24 per barrel, $30.16 per barrel and $11.61 per barrel, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials, resulting in the aforementioned oil, natural gas and natural gas liquids reserves as of December 31, 2022 being valued using prices of $95.82 per barrel, $5.51 per MMBtu and $39.24 per barrel, respectively. All prices are held constant in accordance with SEC guidelines.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company’s changes in quantities of proved oil, natural gas and natural gas liquid reserves for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Balance - December 31, 2019	52,650	107,990	23,688	94,336
Extensions	420	1,258	230	860
Production	(3,180)	(7,282)	(1,237)	(5,630)
Revision to previous estimates	(9,800)	9,249	(2,432)	(10,691)
Balance - December 31, 2020	40,090	111,215	20,249	78,875
Extensions	7,016	49,846	6,532	21,856
Sales of minerals in place	(8)	(1)	—	(8)
Purchases of minerals in place	25,114	106,539	17,103	59,973
Production	(4,381)	(14,505)	(2,257)	(9,055)
Revision to previous estimates	(6,756)	31,787	(2,596)	(4,054)
Balance - December 31, 2021	61,075	284,881	39,031	147,587
Extensions	13,430	51,346	7,895	29,883
Sales of minerals in place	(2,044)	(6,631)	(1,417)	(4,566)
Purchases of minerals in place	85,237	429,646	56,268	213,113
Production	(11,866)	(54,392)	(7,599)	(28,531)
Revision to previous estimates	(7,432)	37,316	11,663	10,450
Balance - December 31, 2022	138,400	742,166	105,841	367,936
Proved developed reserves:
December 31, 2019	18,220	35,120	7,447	31,521
December 31, 2020	18,878	55,764	10,125	38,298
December 31, 2021	35,824	190,999	25,917	93,575
December 31, 2022	88,759	574,762	80,168	264,721
Proved undeveloped reserves:
December 31, 2019	34,430	72,870	16,241	62,815
December 31, 2020	21,212	55,450	10,123	40,577
December 31, 2021	25,251	93,882	13,114	54,012
December 31, 2022	49,641	167,404	25,673	103,215

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the quantities of proved oil, natural gas and natural gas liquids reserves attributable to noncontrolling interests as of December 31, 2022 and 2021 and 2020:

As of December 31, 2022	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Proved developed	21,750	140,845	19,645	64,870
Proved undeveloped	12,165	41,022	6,291	25,293
Total proved	33,915	181,867	25,936	90,163

As of December 31, 2021	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Proved developed	14,011	74,702	10,137	36,598
Proved undeveloped	9,876	36,719	5,129	21,125
Total proved	23,887	111,421	15,266	57,723

As of December 31, 2020	Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MBoe)
Proved developed	10,113	29,873	5,424	20,516
Proved undeveloped	11,363	29,704	5,423	21,737
Total proved	21,476	59,577	10,847	42,253

Notable changes in proved reserves for the year ended December 31, 2022 included the following:
•Extensions. In 2022, extensions of 29.9 MMBoe were primarily the result of successful drilling results in the Midland Basin.
•Purchases of minerals in place. In 2022, the Company completed multiple acquisitions that resulted in 213.1 MMBoe in additional reserves, as disclosed in Note 4. Acquisitions and Divestitures.
•Revision to previous estimates. In 2022, the upward revisions of prior reserves of 10.5 MMBoe consisted of 6.5 MMBoe related to changes in price and 4.0 MMBoe related to changes in performance and other economic factors.
Notable changes in proved reserves for the year ended December 31, 2021 included the following:
•Extensions. In 2021, total extensions of 21.9 MMBoe were primarily the result of successful drilling results in the Midland Basin.
•Purchases of mineral in place. In 2021, the Company completed multiple acquisitions that resulted in 60.0 MMBoe in additional reserves, as disclosed above in Note 4. Acquisitions and Divestitures.
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
Notable changes in proved reserves for the year ended December 31, 2020 included the following:
•Extensions. In 2020, total extensions of 860.0 MBoe were primarily the result of successful drilling results in the Midland Basin.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Changes in PUD reserves for the years ended December 31, 2022, 2021 and 2020 were as follows (in MBoe):

Proved undeveloped reserves at December 31, 2019 (1)	62,815
Conversions to developed	(8,200)
Extensions	—
Revision to previous estimates	(14,038)
Proved undeveloped reserves at December 31, 2020 (2)	40,577
Conversions to developed	(8,274)
Extensions	20,521
Purchases of minerals in place	11,577
Revision to previous estimates	(10,389)
Proved undeveloped reserves at December 31, 2021 (3)	54,012
Conversions to developed	(22,637)
Extensions	16,499
Purchases of minerals in place	57,432
Revision to previous estimates	(2,091)
Proved undeveloped reserves at December 31, 2022 (4)	103,215
(1)Includes 34,243 MBoe attributable to noncontrolling interests.
(2)Includes 21,737 MBoe attributable to noncontrolling interests.
(3)Includes 21,125 MBoe attributable to noncontrolling interests.
(4)Includes 25,293 MBoe attributable to noncontrolling interests.
2022 Changes in Proved Undeveloped Reserves
Conversions to developed. In the Company's year-end 2021 plan to develop its PUDs within five years, it was estimated that $190.2 million of capital would be expended in 2022 for the conversion of 45 gross / 31.8 net PUDs to add 24.5 MMBoe. In 2022, the Company spent $191.2 million to convert 42 gross / 26.6 net PUDs adding 22.6 MMBoe to developed.
Extensions. In 2022, extensions of 16.5 MMBoe were primarily the result of successful drilling results in the Delaware Basin and the Midland Basin.
Purchases of minerals in place. In 2022, the Company completed multiple acquisitions that resulted in 57.4 MMBoe of additional reserves, as disclosed in Note 4. Acquisitions and Divestitures.
Revision to previous estimates. Downward revisions of prior reserves of 2.1 MMBoe consisted of 2.4 MMBoe related to changes in performance and other economic factors, offset by a positive revision of 0.3 MMBoe related to changes in prices.
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

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
At December 31, 2022, 2021 and 2020, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Prices used to estimate reserves are included in Oil and Natural Gas Reserves above. Future production costs include per-well overhead expenses allowed under joint operating agreements, abandonment costs (net of salvage value), and a non-cancellable fixed cost agreement to reserve pipeline capacity of 10,000 MMBtu per day for gathering and processing. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.
The Standardized Measure at December 31, 2022, 2021 and 2020 is as follows (in thousands):

	December 31,
	2022	2021	2020
Future cash inflows	$21,506,026	$6,042,508	$1,902,073
Future production costs	(6,362,901)	(1,641,130)	(633,248)
Future development costs	(1,207,597)	(470,008)	(285,088)
Future income tax expense	(1,910,370)	(381,663)	(35,557)
Future net cash flows	12,025,158	3,549,707	948,180
10% annual discount for estimated timing of cash flows	(5,300,657)	(1,731,335)	(487,327)
Standardized measure of discounted future net cash flows (1)	$6,724,501	$1,818,372	$460,853
(1)At December 31, 2022, 2021 and 2020, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $1.6 billion, $711.2 million and $246.9 million, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves
The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three-year period ended December 31, 2022 (in thousands):

	December 31,
	2022	2021	2020
Beginning of year	$1,818,372	$460,853	$789,577
Sales of oil and gas produced, net of production costs	(1,341,586)	(343,914)	(105,555)
Sales of minerals in place	(76,570)	14	14
Net changes in prices and production costs	3,838,439	1,346,851	(381,769)
Extensions and improved recoveries	1,178,521	216,583	14,644
Changes in income taxes, net	(866,805)	(185,757)	17,826
Previously estimated development costs incurred during the period	246,705	41,120	66,788
Net changes in future development costs	(295,553)	(104,223)	258,741
Purchases of minerals in place	2,011,980	465,187	—
Revisions of previous quantity estimates	3,283	(151,748)	(273,781)
Accretion of discount	345,642	76,121	81,999
Changes in timing of estimated cash flows and other	(137,927)	(2,715)	(7,631)
End of year (1)	$6,724,501	$1,818,372	$460,853
(1)At December 31, 2022, 2021 and 2020, the portion of the standardized measure of discounted future net cash flows attributable to noncontrolling interests was $1.6 billion, $711.2 million and $246.9 million, respectively.