Form 10-Q
period 2023-03-31
EARTHSTONE ENERGY INC
filed 2023-05-03
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
(Address of principal executive offices) (Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 25, 2023, there were 140,457,315 shares of common stock outstanding, including 106,197,674 shares of Class A Common Stock, $0.001 par value per share, and 34,259,641 shares of Class B Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
ASSETS	2023	2022
Current assets:
Cash	$—	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	133,633	161,531
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2023 and December 31, 2022, respectively	27,518	34,549
Derivative asset	14,444	31,331
Prepaid expenses and other current assets	24,658	18,854
Total current assets	200,253	246,265

Oil and gas properties, successful efforts method:
Proved properties	4,195,206	3,987,901
Unproved properties	282,228	282,589
Land	5,482	5,482
Total oil and gas properties	4,482,916	4,275,972

Accumulated depreciation, depletion and amortization	(729,318)	(619,196)
Net oil and gas properties	3,753,598	3,656,776

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation and amortization of $5,657 and $5,273 at March 31, 2023 and December 31, 2022, respectively	5,571	5,394
Derivative asset	73	9,117
Operating lease right-of-use assets	6,573	4,569
Other noncurrent assets	17,407	15,280
TOTAL ASSETS	$3,983,475	$3,937,401
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,148	$91,815
Revenues and royalties payable	194,900	163,368
Accrued expenses	123,704	80,942
Asset retirement obligation	881	948
Derivative liability	3,864	14,053
Advances	8,242	7,312
Operating lease liabilities	890	842
Finance lease liabilities	880	802
Other current liabilities	11,447	16,202
Total current liabilities	384,956	376,284

Noncurrent liabilities:
Long-term debt, net	991,855	1,053,879
Deferred tax liability	156,937	138,336
Asset retirement obligation	29,941	29,611
Derivative liability	3,698	—

Operating lease liabilities	3,758	3,889
Finance lease liabilities	865	876
Other noncurrent liabilities	3,735	10,509
Total noncurrent liabilities	1,190,789	1,237,100

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 106,303,568 and 105,547,139 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	106	106
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,259,641 and 34,259,641 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	34	34
Additional paid-in capital	1,343,965	1,346,463
Retained earnings	353,259	292,711
Total Earthstone Energy, Inc. equity	1,697,364	1,639,314
Noncontrolling interest	710,366	684,703
Total equity	2,407,730	2,324,017

TOTAL LIABILITIES AND EQUITY	$3,983,475	$3,937,401
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
REVENUES
Oil	$317,378	$137,752
Natural gas	30,018	22,958
Natural gas liquids	65,740	35,440
Total revenues	413,136	196,150

OPERATING COSTS AND EXPENSES
Lease operating expense	87,978	21,631
Production and ad valorem taxes	33,153	13,315
Depreciation, depletion and amortization	110,750	34,326
General and administrative expense	17,579	12,306
Transaction costs	193	10,742
Accretion of asset retirement obligation	629	397
Exploration expense	466	92
Total operating costs and expenses	250,748	92,809

Loss on sale of oil and gas properties	(3,140)	—

Income from operations	159,248	103,341

OTHER INCOME (EXPENSE)
Interest expense, net	(22,856)	(5,318)
Write-off of deferred financing costs	(5,109)	—
Loss on derivative contracts, net	(26,464)	(151,480)
Other income, net	(7)	47
Total other income (expense)	(54,436)	(156,751)

Income (loss) before income taxes	104,812	(53,410)
Income tax (expense) benefit	(18,601)	1,533
Net income (loss)	86,211	(51,877)

Less: Net income (loss) attributable to noncontrolling interest	25,663	(18,399)

Net income (loss) attributable to Earthstone Energy, Inc.	$60,548	$(33,478)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.57	$(0.53)
Diluted	$0.56	$(0.53)

Weighted average common shares outstanding:
Basic	105,972,734	63,445,649
Diluted	107,525,017	63,445,649

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2022	105,547,139	34,259,641	$106	$34	$1,346,463	$292,711	$1,639,314	$684,703	$2,324,017
Stock-based compensation expense	—	—	—	—	3,844	—	3,844	—	3,844
Vesting of restricted stock units, net of taxes paid	756,429	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	460,473	—	—	—	(6,342)	—	(6,342)	—	(6,342)
Cancellation of Treasury shares	(460,473)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	60,548	60,548	25,663	86,211
At March 31, 2023	106,303,568	34,259,641	$106	$34	$1,343,965	$353,259	$1,697,364	710,366	$2,407,730

	Issued Shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	53,467,307	34,344,532	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	19,417,476	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	483,251	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	286,892	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	(286,892)	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	72,766	(72,766)	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	73,440,800	34,271,766	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$86,211	$(51,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	110,750	34,326
Accretion of asset retirement obligations	629	397
Settlement of asset retirement obligations	(539)	(201)
Loss on sale of oil and gas properties	3,140	—
Gain on sale of office and other equipment	(33)	(22)
Total loss on derivative contracts, net	26,464	151,480
Operating portion of net cash paid in settlement of derivative contracts	(7,025)	(31,686)
Stock-based compensation - equity and liability awards	4,618	5,830
Deferred income taxes	18,601	(1,327)
Write-off of deferred financing costs	5,109	—
Amortization of deferred financing costs	1,769	627
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	34,955	(48,735)
(Increase) decrease in prepaid expenses and other current assets	(5,752)	(1,896)
Increase (decrease) in accounts payable and accrued expenses	(53,028)	18,254
Increase (decrease) in revenues and royalties payable	31,532	14,932
Increase (decrease) in advances	929	(7,100)
Net cash provided by operating activities	258,330	83,002
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(737)	(324,198)
Additions to oil and gas properties	(181,569)	(55,925)
Additions to office and other equipment	(291)	(590)
Proceeds from sales of oil and gas properties	1,843	—
Net cash used in investing activities	(180,754)	(380,713)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	958,360	582,498
Repayments of borrowings under Credit Agreement	(776,338)	(278,269)
Repayment of term loan	(250,000)	—
Cash paid related to the exchange and cancellation of Class A Common Stock	(6,342)	(3,898)
Cash paid for finance leases	(204)	—
Deferred financing costs	(3,052)	(6,151)
Net cash (used in) provided by financing activities	(77,576)	294,180
Net decrease in cash	—	(3,531)
Cash at beginning of period	—	4,013
Cash at end of period	$—	$482

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
Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc., a Utah corporation (“Lynden US”), collectively own a 75.6% interest in EEH. The Company consolidates the financial results of EEH and presents a noncontrolling interest in the Condensed Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US. Each of the outstanding shares of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”), has a corresponding unit of limited liability company interests denominated as a common unit in EEH (an “EEH Unit”). Each of the outstanding shares of Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock” and with the Class A Common Stock, “Common Stock”), has a corresponding EEH Unit and collectively represent the noncontrolling interests in the Condensed Consolidated Financial Statements.
At any time, at the holder’s discretion, a holder of an EEH Unit and a share of Class B Common Stock may receive a share of Class A Common Stock in exchange for an EEH Unit and a corresponding share of Class B Common Stock, resulting in the immediate cancellation of both the EEH Unit and share of Class B Common Stock exchanged. As of March 31, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.6 million, consisting of 106.3 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock.
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The accompanying unaudited Condensed Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes included in Earthstone’s 2022 Annual Report on Form 10-K.
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Any such adjustments are of a normal, recurring nature. The Company’s Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the audited Condensed Consolidated Financial Statements at that date.
Note 2. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income (loss) attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 represents the portion of net income (loss) attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in noncontrolling interest for the three months ended March 31, 2023:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2022	105,547,139	75.5%	34,259,641	24.5%	139,806,780
EEH Units issued in connection with the vesting of restricted stock units and performance-based units	756,429		—		756,429
As of March 31, 2023	106,303,568	75.6%	34,259,641	24.4%	140,563,209

Note 3. Fair Value Measurements
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 provides a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.
The three-level fair value hierarchy for disclosure of fair value measurements defined by FASB ASC Topic 820 is as follows:
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2023.
Fair Value on a Recurring Basis
Derivative Financial Instruments
Derivative financial instruments are carried at fair value and measured on a recurring basis. The derivative financial instruments consist of fixed price swaps, basis swaps, costless collars and deferred premium put options. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.
The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Condensed Consolidated Financial Statements.
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs” or “performance units”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the PSU liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2023.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$14,444	$—	$14,444
Derivative asset - noncurrent	—	73	—	73
Total financial assets	$—	$14,517	$—	$14,517

Financial liabilities
Derivative liability - current	$—	$3,864	$—	$3,864
Derivative liability - noncurrent	—	3,698	—	3,698
Share-based compensation liability - current	—	9,563	—	9,563
Share-based compensation liability - noncurrent	—	1,440	—	1,440
Total financial liabilities	$—	$18,565	$—	$18,565

December 31, 2022
Financial assets
Derivative asset - current	$—	$31,331	$—	$31,331
Derivative asset - noncurrent	—	9,117	—	9,117
Total financial assets	$—	$40,448	$—	$40,448

Financial liabilities
Derivative liability - current	$—	$14,053	$—	$14,053
Share-based compensation liability - current	—	14,411	—	14,411
Share-based compensation liability - noncurrent	—	10,357	—	10,357
Total financial liabilities	$—	$38,821	$—	$38,821

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s long-term debt obligation bears interest at floating market rates, therefore carrying amounts and fair value are approximately equal.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the three months ended March 31, 2023. See further discussion in Note 6. Oil and Natural Gas Properties.
Items Not Recorded at Fair Value
The carrying amounts reported on the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets accounts payable, revenues and royalties payable, accrued expenses and other current liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. Borrowings under the revolving tranche and term loan tranche of the Company’s credit facility bear interest at floating market rates, therefore the carrying amounts and fair values were approximately equal as of March 31, 2023 and December 31, 2022. The carrying value of EEH’s 8.000% Senior Notes due 2027, net of $10.3 million of deferred financing costs, of $539.7 million and accrued interest of $20.3 million had an estimated fair value of $542.2 million as of March 31, 2023. There were no other debt instruments outstanding at December 31, 2022.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4. Derivative Financial Instruments
Commodity Derivative Instruments
The Company’s hedging activities primarily consist of derivative instruments entered into in order to hedge against changes in oil and natural gas prices through the use of fixed price swap agreements, costless collars and deferred premium put options. Swaps exchange floating price risk in the future for a fixed price at the time of the hedge. Costless collars set both a maximum (sold ceiling) and a minimum (bought floor) future price. A deferred premium put option represents a bought floor except, unlike a standard put option, the premium is not paid until the expiration of the option. Consistent with its hedging policy, the Company has entered into a series of derivative instruments to hedge a portion of its expected oil and natural gas production through December 31, 2024 and maintains certain natural gas basis swaps through December 31, 2025. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, the Company believes these instruments reduce its exposure to oil and natural gas price fluctuations and, thereby, allow the Company to achieve a more predictable cash flow. The Company does not enter into derivative instruments for trading or other speculative purposes.
The Company’s derivative instruments are cash flow hedge transactions in which it is hedging the variability of cash flow related to a forecasted transaction. These transactions are recorded in the Condensed Consolidated Financial Statements in accordance with FASB ASC Topic 815. The Company has accounted for these transactions using the mark-to-market accounting method. Generally, the Company incurs accounting losses on derivatives during periods where prices are rising and gains during periods where prices are falling which may cause significant fluctuations in the Condensed Consolidated Balance Sheets and Consolidated Statements of Operations.
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
The following table sets forth the Company's open crude oil and natural gas derivative contracts as of March 31, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil	1,237,500	$76.94
Q2 - Q4 2023	Crude Oil Basis Swap (1)	7,103,500	$0.92
Q2 - Q4 2023	Natural Gas	3,437,500	$3.35
Q2 - Q4 2023	Natural Gas Basis Swap (2)	38,500,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil Costless Collar	2,117,500	$62.47	$87.56
Q2 - Q4 2023	Natural Gas Costless Collar	14,797,500	$3.37	$5.61

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q2 - Q4 2023	Crude Oil	1,364,500	$69.67	$64.24

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		March 31, 2023			December 31, 2022
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$34,046	$(19,602)	$14,444	$51,803	$(20,472)	$31,331
Commodity contracts	Derivative liability - current	$23,466	$(19,602)	$3,864	$34,525	$(20,472)	$14,053
Commodity contracts	Derivative asset - noncurrent	$462	$(389)	$73	$9,117	$—	$9,117
Commodity contracts	Derivative liability - noncurrent	$4,087	$(389)	$3,698	$—	$—	$—
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended March 31,
	Statement of Cash Flows Location	Statement of Operations Location	2023	2022
Unrealized loss	Not separately presented	Not separately presented	$(19,439)	$(119,794)
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(7,025)	(31,686)
	Total (gain) loss on derivative contracts, net	Gain (loss) on derivative contracts, net	$(26,464)	$(151,480)

Note 5. Acquisitions and Divestitures
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
On August 10, 2022, the transactions contemplated in the Titus Purchase Agreements were consummated whereby EEH acquired the Titus Assets for aggregate consideration of approximately $568.5 million in cash, net of customary purchase price adjustments, and 3,857,015 shares Class A Common Stock (the “Titus Acquisition”).
The Titus Acquisition was accounted for as an asset acquisition. The consideration paid by us and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on our books as of the date of the closing of the Titus Acquisition. Additionally, costs directly related to the Titus Acquisition were capitalized as a component of the purchase price. The consideration transferred, assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	3,857,015
Class A Common Stock price as of August 10, 2022	$13.89
Class A Common Stock consideration	53,574
Cash consideration	567,288
Direct transaction costs	1,173
Total consideration transferred	$622,035

Assets acquired:
Oil and gas properties	$634,877
Amount attributable to assets acquired	$634,877

Liabilities assumed:
Current liabilities	$11,928
Noncurrent liabilities - ARO	914
Amount attributable to liabilities assumed	$12,842

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
On April 14, 2022, Earthstone, EEH and Bighorn consummated the transactions contemplated in the Bighorn Agreement whereby EEH acquired the Bighorn Assets for aggregate consideration of approximately $628.2 million in cash, net of customary purchase price adjustments, and 5,650,977 shares Class A Common Stock.
The Bighorn Acquisition was accounted for as an asset acquisition. The consideration paid by us and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on our books as of the date of the closing of the Bighorn Acquisition. Additionally, costs directly related to the Bighorn Acquisition were capitalized as a component of the purchase price. The consideration transferred, assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	5,650,977
Class A Common Stock price as of April 14, 2022	$13.76
Class A Common Stock consideration	77,757
Cash consideration	625,888
Direct transaction costs	2,352
Total consideration transferred	$705,997

Assets acquired:
Current assets	$769
Oil and gas properties	746,167
Amount attributable to assets acquired	$746,936

Liabilities assumed:
Suspense payable	$25,710
Other current liabilities	2,035
Noncurrent liabilities - ARO	13,194
Amount attributable to liabilities assumed	$40,939

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Chisholm Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	19,417,476
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	249,515
Cash consideration	383,877

Total consideration transferred	$633,392

Fair value of assets acquired:
Oil and gas properties	$642,391
Amount attributable to assets acquired	$642,391

Fair value of liabilities assumed:
Other current liabilities	$3,028
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$8,999
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
Divestitures
During the three months ended March 31, 2023, the Company sold certain non-core properties for approximately $1.8 million in cash, resulting in net losses of approximately $3.1 million recorded in Loss on sale of oil and gas properties, net in the Condensed Consolidated Statements of Operations.
There were no material divestitures during the three months ended March 31, 2022.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three months ended March 31, 2023, depletion expense for oil and gas producing property and related equipment was $110.3 million. For the three months ended March 31, 2022, depletion expense for oil and gas producing property and related equipment was $34.1 million.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our accrual basis capital expenditures for the three months ended March 31, 2023, were as follows (in thousands):

Three Months Ended March 31, 2023
Development costs	$201,384
Leasehold costs	888
Total capital expenditures	$202,272

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
Impairments to Oil and Natural Gas Properties
No impairments were recorded to the Company's oil and natural gas properties during the three months ended March 31, 2023 or 2022.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of Net income (loss) per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Net income (loss) attributable to Earthstone Energy, Inc.	$60,548	$(33,478)

Net income (loss) per common share attributable to Earthstone Energy, Inc.:
Basic	$0.57	$(0.53)
Diluted	$0.56	$(0.53)

Weighted average common shares outstanding
Basic	105,972,734	63,445,649
Add potentially dilutive securities:
Unvested restricted stock units (1)	335,455	—
Unvested performance units (1)	1,216,828	—
Diluted weighted average common shares outstanding	107,525,017	63,445,649

(1)For the three months ended March 31, 2022, there were no dilutive effects related to unvested restricted stock units or performance units due to the loss for the period.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $25.7 million for the three months ended March 31, 2023 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having an antidilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net loss attributable to noncontrolling interest of $18.4 million for the three months ended March 31, 2022 would be added back to Net loss attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net loss per common share attributable to Earthstone Energy, Inc.
Note 8. Common Stock
Class A Common Stock
At March 31, 2023 and December 31, 2022, there were 106,303,568 and 105,547,139 shares of Class A Common Stock issued and outstanding, respectively.
During the three months ended March 31, 2023, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 1,216,902 shares of Class A Common Stock, of which 460,473 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation.
During the three months ended March 31, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 770,143 shares of Class A Common Stock, of which 286,892 shares of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. In connection with the Chisholm Acquisition, on February 15, 2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date.
Class B Common Stock
At both March 31, 2023 and December 31, 2022, there were 34,259,641 shares of Class B Common Stock issued and outstanding. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. There were no conversions of shares of Class B Common Stock during the three months ended March 31, 2023. During the three months ended March 31, 2022, 72,766 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of March 31, 2023, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
Each RSU represents the contingent right to receive one share of Class A Common Stock. The holders of outstanding RSUs do not have voting rights prior to vesting and settlement. Holders of outstanding RSUs granted prior to December 1, 2022 do not have dividend rights prior to vesting and settlement. Holders of outstanding RSUs granted subsequent to December 1, 2022 do have dividend rights. The Company determines the fair value of granted RSUs based on the market price of the Class A Common Stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting period and is net of forfeitures, as incurred. Stock-based compensation is included in General and administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional paid-in capital within the Condensed Consolidated Balance Sheets.
The table below summarizes RSU award activity for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	869,978	$11.40
Granted	404,955	$13.38
Forfeited	(15,100)	$12.33
Vested	(173,102)	$10.87
Unvested RSUs at March 31, 2023	1,086,731	$12.21

As of March 31, 2023, there was $12.7 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.14 years.
For the three months ended March 31, 2023, Stock-based compensation related to RSUs was $1.8 million. For the three months ended March 31, 2022, Stock-based compensation related to RSUs was $1.2 million.
Performance Units
Performance units include both performance-based stock units (“PSUs”) and performance-based restricted stock units (“PRSUs”). The table below summarizes performance unit activity for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Performance Units at December 31, 2022	2,616,085	$10.21
Granted	559,325	$18.86
Vested	(1,043,800)	$5.36
Unvested Performance Units at March 31, 2023	2,131,610	$14.85

On January 6, 2023, the Board of Directors of Earthstone (the “Board”) granted 258,150 PRSUs (the “2023 RTSR PRSUs”) to certain officers pursuant to the 2014 Plan. The 2023 RTSR PRSUs are payable in cash or shares of Class A Common Stock upon the achievement by Earthstone over a period commencing on January 1, 2023 and ending on December 31, 2025 (the “2023 Performance Period”) of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. PRSU grants to be settled in shares are classified as equity awards. The holders of 2023 RTSR PRSUs do not have any voting rights with respect to such PRSUs until vesting and settlement; however, such holders do have dividend rights.
The number of shares of Class A Common Stock that may be earned will be determined based on the TSR (as defined below) achieved by Earthstone relative to the TSR of each of the companies in the predetermined peer group during the Performance Period. Between 0x to 2.0x of the PRSUs are eligible to be earned based on Earthstone’s ranking relative to the companies in the predetermined peer group. In the event that greater than 1.0x of the 2023 RTSR PRSUs are earned, such additional PRSUs may be paid in cash rather than the issuance of shares of Class A Common Stock

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Total shareholder return is generally determined by dividing (A) the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the last calendar day of the applicable performance period minus the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the first day of the applicable performance period plus cash dividends paid over the applicable performance period by (B) the volume weighted average price of a share of stock for the trading days during the thirty calendar days ending on and including the first day of the applicable performance period (“TSR”).
The Company accounts for the 2023 RTSR PRSU awards as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2023 RTSR PRSUs, assuming a risk-free rate of 3.89% and volatilities ranging from 40.6% to 142.5%, the Company calculated the weighted average grant date fair value per PRSU to be $20.06.
On January 6, 2023, the Board granted 301,175 PRSUs (the “2023 ATSR PRSUs”) to certain officers pursuant to the 2014 Plan. The 2023 ATSR PRSUs are payable in cash or shares of Class A Common Stock upon the achievement by Earthstone over the 2023 Performance Period of certain performance criteria established by the Board. The Company classifies these awards that will be settled in cash as liability awards. PRSU grants to be settled in shares are classified as equity awards. The holders of 2023 ATSR PRSUs do not have any voting rights with respect to such PRSUs until vesting and settlement; however, such holders do have dividend rights.
The 2023 ATSR PRSUs are eligible to be earned based on the annualized TSR of the Class A Common Stock during the 2023 Performance Period. Between 0x to 2.0x of the Performance Units are eligible to be earned based on Earthstone achieving an annualized TSR based on the following pre-established goals:

Earthstone’s Annualized TSR	TSR Multiplier
23.9% or greater	2.0
14.5%	1.0
8.4%	0.5
Less than 8.4%	0.0
In the event that greater than 1.0x of the 2023 ATSR PRSUs are earned, such additional PRSUs may be paid in cash rather than the issuance of shares of Class A Common Stock.
The Company accounts for the 2023 ATSR PRSUs as market-based awards which are valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. For the 2023 ATSR PRSUs, assuming a risk-free rate of 3.89% and volatility of 77%, the Company calculated the weighted average grant date fair value per PRSU to be $17.84.
On January 30, 2020, the Board granted 1,043,800 PSUs (the “2020 PSUs”) to certain officers pursuant to the 2014 Plan (the “2020 Grant”).
The 2020 PSUs were settled on January 31, 2023 resulting in the issuance of 1,043,800 shares of Class A Common Stock and cash payments totaling approximately $14.5 million.
As of March 31, 2023, there was $20.6 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 0.96 years.
For the three months ended March 31, 2023 and 2022, Stock-based compensation related to all PSUs was approximately $2.8 million. and $4.6 million, respectively.
The Company classifies awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards. Corresponding liabilities of $9.6 million and $14.4 million related to the PSUs were included in Other current liabilities and Accrued expenses, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Additionally, corresponding liabilities of $1.4 million and $10.4 million related to the PSUs were included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10. Long-Term Debt
The Company's long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility(1)	$452,159	$270,136
Term loan under credit facility due 2027	—	250,000
8.000% Senior notes due 2027	550,000	550,000
	1,002,159	1,070,136
Unamortized debt issuance costs on term loan	—	(5,309)
Unamortized debt issuance costs on 8.000% Senior notes	(10,304)	(10,948)
Long-term debt, net	$991,855	$1,053,879

(1)Related to the borrowings under the revolving credit facility, the Company had debt issuance costs of $17.4 million and $15.3 million, net of accumulated amortization of $7.5 million and $6.5 million, as of March 31, 2023 and December 31, 2022, respectively. Unamortized deferred financing costs on the borrowings under the revolving credit facility are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
Credit Agreement
On November 21, 2019, Earthstone, EEH (the “Borrower”), Wells Fargo Bank, National Association, as Administrative Agent and Issuing Bank (“Wells Fargo”), BOKF, NA dba Bank of Texas, as Issuing Bank with respect to Existing Letters of Credit, Royal Bank of Canada, as Syndication Agent, Truist Bank, as successor by merger to SunTrust Bank, as Documentation Agent, and the Lenders party thereto (collectively, the “Parties”) entered into a credit agreement (together with all amendments or other modifications, the “Credit Agreement”), which replaced the prior credit facility, which was terminated on November 21, 2019.
On March 30, 2023, Earthstone, EEH, Wells Fargo, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Amendment”) to the Credit Agreement. Among other things, the Amendment (i) increased elected commitments from $1.2 billion to $1.4 billion, (ii) settled the $250 million term loan tranche under the Credit Agreement (the “Term Loan”) through an elected revolving commitment, (iii) redetermined the borrowing base at $1.65 billion as a part of the regularly scheduled redetermination, (iv) added new banks to the lending group, and (v) made certain administrative changes.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around October 1, 2023. Subsequent redeterminations are expected to occur on or about each May 1st and November 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (as customarily defined) (the “Adjusted Term SOFR Rate”) plus 2.25% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus 1.0%, (ii) plus 1.25% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on June 2, 2027. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of March 31, 2023, EEH was in compliance with the covenants under the Credit Agreement.
As of March 31, 2023, $452.2 million of borrowings were outstanding under the revolving tranche of the Credit Agreement, bearing annual interest of 7.768%, resulting in an additional $947.8 million of borrowing base availability under the Credit Agreement. Upon settlement of the Term Loan, $5.1 million of remaining unamortized financing costs were written off. At December 31, 2022, $270.1 million and $250.0 million of borrowings were outstanding under the revolving tranche and the term loan tranche of the Credit Agreement, respectively.
For the three months ended March 31, 2023, the interest rate on borrowings under the revolving tranche of the Credit Agreement averaged 7.43% per annum, which excluded commitment fees of $0.7 million, and amortization of deferred financing costs of $0.9 million. For the three months ended March 31, 2023, interest on borrowings under the term loan tranche of the Credit Agreement averaged 8.10% per annum, which excluded amortization of deferred financing costs of $0.2 million. For the three months ended March 31, 2022, interest on borrowings under the Credit Agreement averaged 3.67% per annum, which excluded commitment fees of $0.2 million, and amortization of deferred financing costs of $0.6 million.
During the three months ended March 31, 2023, the Company capitalized $3.1 million of costs associated with the revolving tranche of the Credit Agreement. There were no costs associated with the term loan tranche of the Credit Agreement to capitalize during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company capitalized $5.9 million, of costs associated with the Credit Agreement. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.
8.000% Senior Notes
At March 31, 2023, there were $550.0 million of outstanding senior notes due 2027 (the “Notes”). The Notes will mature on April 15, 2027 with interest accruing at a rate of 8.000% per annum payable semi-annually in cash in arrears on April 15 and October 15 of each year. The Notes are guaranteed on a senior unsecured basis by the Company and its subsidiaries (the “Guarantors”) and may be guaranteed by certain of EEH’s future restricted subsidiaries. The Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness. The Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors. The indenture dated April 12, 2022 under which the Notes were issued also contains certain restrictive covenants, redemption rights, events of default and other customary provisions.
As of March 31, 2023, accrued interest of $20.3 million associated with the Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s asset retirement obligation transactions recorded during the three months ended March 31, 2023 (in thousands):

2023
Beginning asset retirement obligations	$30,559
Liabilities incurred	22
Liabilities settled	(539)
Acquisitions	—
Accretion expense	629
Divestitures	(90)
Revision of estimates	241
Ending asset retirement obligations	$30,822

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
As discussed in Note 5. Acquisitions, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $383.9 million in cash, net of customary purchase price adjustments, and approximately 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of approximately 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Acquisition was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common Stock and (2) increased the Significant Stockholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022.
Note 13. Commitments and Contingencies
Legal
George Assad, et. al. v. EnCap Investments L.P., et. al.: On September 12, 2022, a complaint (the “Complaint”) styled as a “derivative action” was filed in the Delaware Court of Chancery (the “Court”) by George Assad (the “plaintiff”) a purported holder of a small number of shares of Class A Common Stock against Earthstone, six of its 10 directors and EnCap, a principal stockholder. The Complaint alleges that a majority of Earthstone’s directors were conflicted and, along with EnCap, breached their fiduciary duties in approving the sale of shares of Series A Convertible Preferred Stock that is convertible into Class A Common Stock pursuant to the Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors. The plaintiff requested the Court to declare that the defendants breached their fiduciary duties, award of unspecified monetary damages, including interest and costs, and/ or rescind the stock purchase transaction. On October 14, 2022, the defendants filed a motion to dismiss the amended Complaint. Earthstone believes the Complaint is completely without merit and intends to contest vigorously the allegations made therein and to seek reimbursement for its costs and expenses in so doing. Earthstone carries insurance for the claims asserted against it and the officer and director defendants in the Complaint, and the carrier has accepted coverage subject to applicable self-retentions and limits of liability. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company.
From time to time, the Company may be involved in other various legal proceedings and claims in the ordinary course of business.
Environmental and Regulatory
As of March 31, 2023, there were no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in a material liability to the Company.

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
As of both March 31, 2023 and December 31, 2022, current liabilities of $1.8 million are included in Other current liabilities in the Condensed Consolidated Balance Sheets related solely to current Texas Margin Tax payable.
During the three months ended March 31, 2023, the Company recorded income tax expense of approximately $18.6 million comprised of (1) deferred federal income tax expense for Earthstone of $15.8 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $0.9 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $1.9 million related to deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2023.
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
Note 15. Supplemental Disclosures
Accounts Payable
The following table summarizes the Company’s current accounts payable at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts payable related to vendors	$28,798	$76,044
Accounts payable related to severance taxes	8,554	10,380
Other	2,796	5,391
Total accounts payable	$40,148	$91,815

Revenue and Royalties Payable
The following table summarizes the Company’s current revenues and royalties payable at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Revenue held in suspense	$126,248	$101,838
Revenue and royalties payable	68,652	61,530
Total revenue and royalties payable	$194,900	$163,368

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrued Expenses
The following table summarizes the Company’s current accrued expenses at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accrued capital expenditures	$68,333	$38,482
Accrued lease operating expenses	12,818	14,173
Accrued interest	20,883	10,995
Accrued general and administrative expense	3,958	7,351
Accrued ad valorem taxes	11,041	4,243
Other	6,671	5,698
Total accrued expenses	$123,704	$80,942

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended March 31, 2023 and 2022, (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash paid for:
Interest	$11,198	$4,580
Income taxes	$285	$—
Non-cash investing and financing activities:
Class A Common Stock issued in Chisholm Acquisition	$—	$249,515
Deferred acquisition payment - Chisholm	$—	$70,000
Accrued capital expenditures	$77,150	$49,853
Lease asset additions - ASC 842	$271	$678
Asset retirement obligations	$262	$86

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited Condensed Consolidated Financial Statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K.
Overview
Earthstone Energy, Inc., a Delaware corporation (“Earthstone” and together with its consolidated subsidiaries, the “Company,” “our,” “we,” “us,” or similar terms), is a growth-oriented independent oil and gas company engaged in the acquisition and development of oil and gas reserves through activities that include the acquisition, drilling and development of undeveloped leases, asset and corporate acquisitions and mergers. Our operations are all in the upstream segment of the oil and natural gas industry and all our properties are onshore in the United States. At present, our assets are located primarily in the Delaware Basin in New Mexico and in the Midland Basin in West Texas.
As of March 31, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.6 million, consisting of 106.3 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock. The following diagram indicates our simplified ownership structure as of the date of this report. This diagram is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Recent Developments
Credit Agreement
On March 30, 2023, Earthstone, Earthstone Energy Holdings, LLC, a subsidiary of the Company (“EEH” or the “Borrower”), Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Issuing Bank, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Amendment”) to the Credit Agreement dated November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo as Administrative Agent and Issuing Bank, Royal Bank of Canada, as Syndication Agent, Truist Bank, Citizens Bank, N.A., KeyBank National Association, U.S. Bank National Association, Fifth Third Bank, PNC Bank, National Association, Bank of America, N.A., Mizuho Bank, Ltd., and Capital One, National Association, as Documentation Agents, and the Lenders party thereto (together with all amendments or other modifications, the “Credit Agreement”). Among other things, the Amendment (i) increased elected commitments from $1.2 billion to $1.4 billion, (ii) settled the $250 million term loan tranche under the Credit Agreement (the “Term Loan”) through an elected revolving commitment, (iii) redetermined the borrowing base at $1.65 billion as a part of the regularly scheduled redetermination, (iv) added new banks to the lending group, and (v) made certain administrative changes.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. If these depressed natural gas prices continue in the region, our natural gas revenues will be negatively impacted.
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
Areas of Operation
Our primary focus is concentrated in the Delaware Basin in New Mexico and in the Midland Basin in West Texas, both containing high oil and liquids rich resources which provides us with multiple horizontal targets with proven production results, long-lived reserves and historically high drilling success rates.
Consolidation Focus
We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the volatility in commodity prices. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations. In addition, we believe the current industry environment presents unique opportunities which could provide us with the potential for further consolidation because of our financial strength. At the same time, we will seek to block up acreage in close proximity to our existing acreage that would allow for longer horizontal laterals providing higher economic returns, increased operated inventory and greater operating efficiency. In short, we believe we are well qualified to continue to be a consolidator which could increase the scale of our operations and add value to our shareholders.
Operations Update
The Company operated a five-rig drilling program in the first quarter of 2023 with three rigs in the Delaware Basin and two in the Midland Basin.
Delaware Basin Highlights
In the Delaware Basin, during the first quarter of 2023, Earthstone commenced drilling ten gross (8.4 net) wells, brought six gross (3.8 net) wells online, and had six gross (5.2 net) drilled but uncompleted (“DUC”) wells at quarter end in the Delaware Basin.
Earthstone completed the Jade 34-3 Fed Com pad on acreage acquired from Chisholm in the northern Delaware Basin in Lea County, New Mexico. The wells targeted the First and Second Bone Spring intervals. The four wells had an average peak IP-30 rate of 1,240 Boepd from laterals averaging approximately 9,900 feet with an average oil percentage of 91%.
In Eddy County, New Mexico, the Company completed the Dark Canyon 15-22 State Com. The 2-well pad had an average peak IP-30 of 1,422 Boepd and was approximately 69% oil. The average lateral length of the two wells was about 7,100 feet, and both wells are producing from the Wolfcamp A zone. The Dark Canyon 15-22 State Com pad is located on acreage acquired through the Chisholm acquisition.
At the Company’s El Campeon project, acquired in the Titus acquisition, Earthstone is currently operating two drilling rigs on the six-well project. The lateral lengths for the six wells will range from 9,400 to 10,000 feet. The Company expects the wells to start producing in August. These will be the first wells completed across the New Mexico-Texas state line.
Midland Basin Highlights
During the first quarter of 2023, the Company began drilling six gross (3.9 net) wells, brought nine gross (nine net) wells online, and had two gross (1.3 net) DUC wells at quarter end in the Midland Basin.
In Reagan County, Texas, the WTG 5-234 two-well pad is producing from the Wolfcamp Upper and Lower B zones. These wells were drilled with a lateral length of approximately 9,850 feet and had an average peak IP-30 rate of about 945 Boepd with a production stream of approximately 77% oil.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2023.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that are expected to have a material impact on our financial statements.

Results of Operations
Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change
Sales volumes:
Oil (MBbl)	4,153	1,417	193%
Natural gas (MMcf)	16,811	5,639	198%
Natural gas liquids (MBbl)	2,445	839	191%
Barrels of oil equivalent (MBoe)	9,400	3,196	194%
Average Daily Production (Boepd)	104,450	35,509	194%

Average prices:
Oil (per Bbl)	$76.42	$97.24	(21)%
Natural gas (per Mcf)	$1.79	$4.07	(56)%
Natural gas liquids (per Bbl)	$26.88	$42.22	(36)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$75.32	$75.61	—%
Natural gas ($/Mcf)	$1.64	$3.89	(58)%
Natural gas liquids ($/Bbl)	$26.88	$42.22	(36)%

(In thousands)
Oil revenues	$317,378	$137,752	130%
Natural gas revenues	$30,018	$22,958	31%
Natural gas liquids revenues	$65,740	$35,440	85%

Lease operating expense	$87,978	$21,631	307%
Production and ad valorem taxes	$33,153	$13,315	149%
Depreciation, depletion and amortization	$110,750	$34,326	223%

General and administrative expense (excluding stock-based compensation)	$12,961	$6,476	100%
Stock-based compensation - equity and liability awards	$4,618	$5,830	(21)%
General and administrative expense	$17,579	$12,306	43%

Transaction costs	$193	$10,742	(98)%
Loss on sale of oil and gas properties	$(3,140)	$—	NM
Interest expense, net	$(22,856)	$(5,318)	330%
Write-off of deferred financing costs	$(5,109)	$—	NM

Unrealized gain (loss) on derivative contracts	$(19,439)	$(119,794)	(84)%
Realized loss on derivative contracts	$(7,025)	$(31,686)	(78)%
Loss on derivative contracts, net	$(26,464)	$(151,480)	(83)%

Income tax (expense) benefit	$(18,601)	$1,533	(1,313)%
NM – Not Meaningful
Results of Operations Highlights
The Titus Acquisition, Bighorn Acquisition and Chisholm Acquisition (collectively, the “Acquisitions”) have had a significant impact on our results of operations for the three months ended March 31, 2023 as compared to the corresponding period in 2022. Below is a discussion highlighting the impact of our recent acquisitions.

Oil revenues
For the three months ended March 31, 2023, oil revenues increased by $179.6 million, or 130%, relative to the comparable period in 2022. Of the increase, $209.1 million was attributable to an increase in volume, partially offset by $29.5 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased from $97.24 for the three months ended March 31, 2022 to $76.42, or 21%, for the three months ended March 31, 2023. Additionally, we had a net increase in the volume of oil sold of 2,737 MBbls, or 193%, which included an increase of 2,790 MBbls related to the wells acquired in the Acquisitions and a decrease of 53 MBbls in our other wells primarily resulting from natural declines.
Natural gas revenues
For the three months ended March 31, 2023, natural gas revenues increased by $7.1 million, or 31%, relative to the comparable period in 2022. Of the increase, $20.0 million was due to increased sales volume, partially offset by $12.9 million attributable to a decrease in realized prices. Our average realized price per Mcf decreased 56% from $4.07 for the three months ended March 31, 2022 to $1.79 for the three months ended March 31, 2023. The total volume of natural gas produced and sold increased 11,172 MMcf, or 198%, which included an increase of 11,742 MMcf related to the wells acquired in the Acquisitions, partially offset by a decrease of 570 MMcf in our other wells primarily resulting from natural declines.
Natural gas liquids revenues
For the three months ended March 31, 2023, natural gas liquids revenues increased by $30.3 million, or 85%, relative to the comparable period in 2022. Of the increase, $43.2 million was attributable to increased volume, partially offset by $12.9 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased 36% from $42.22 for the three months ended March 31, 2022 to $26.88 for the three months ended March 31, 2023. The volume of natural gas liquids produced and sold increased by 1,606 MBbls, or 191%, primarily resulting from an increase of 1,658 MBbls related to the wells acquired in the Acquisitions, partially offset by a decrease of 52 MBbls in our other wells primarily resulting from natural declines.
Lease operating expense (“LOE”)
LOE increased by $66.3 million, or 307%, for the three months ended March 31, 2023 relative to the comparable period in 2022, due to a $64.2 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $2.1 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended March 31, 2023 increased by $19.8 million, or 149%, relative to the comparable period in 2022 due to a $22.2 million increase resulting from the properties acquired in the Acquisitions, partially offset by a $2.4 million decrease related to our other wells resulting from lower commodity prices.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended March 31, 2023 increased by $76.4 million, or 223%, relative to the comparable period in 2022 primarily due to a $75.8 million increase in DD&A related to the assets acquired in the Acquisitions and a $0.6 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties.
General and administrative expense (“G&A”)
G&A for the three months ended March 31, 2023 increased by $5.3 million, or 43%, relative to the comparable period in 2022, due to an increase of $4.7 million in payroll and employee costs associated with increased headcount, $1.8 million primarily related to an increase in professional fees due to overall increased operating activity of the Company, offset by a $1.2 million decrease in stock-based compensation.
Transaction Costs
For the three months ended March 31, 2023, transaction costs decreased by $10.5 million primarily due to legal and professional fees associated with the Chisholm Acquisition in the prior year period.

Loss on sale of oil and gas properties, net
During the three months ended March 31, 2023, we sold certain non-core properties for approximately $1.8 million in cash, resulting in net losses of approximately $3.1 million. There were no material divestitures during the three months ended March 31, 2022.
Interest expense, net
Interest expense increased from $5.3 million for the three months ended March 31, 2022 to $22.9 million for the three months ended March 31, 2023, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes and higher interest rates on borrowings under the Credit Agreement. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Write-off of deferred financing costs
On March 30, 2023, we settled the $250.0 million term loan tranche of borrowings under the Credit Agreement through an elected revolving commitment and $5.1 million of remaining unamortized deferred financing costs were written off.
Loss on derivative contracts, net
For the three months ended March 31, 2023, we recorded a net loss on derivative contracts of $26.5 million, consisting of unrealized mark-to-market losses of $19.4 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $7.0 million. For the three months ended March 31, 2022, we recorded a net loss on derivative contracts of $151.5 million, consisting of unrealized mark-to-market losses of $119.8 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $31.7 million.
Income tax (expense) benefit
During the three months ended March 31, 2023, we recorded income tax expense of approximately $18.6 million comprised of (1) deferred federal income tax expense for Earthstone of $15.8 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $0.9 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $1.9 million related to deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources of Cash
With three drilling rigs operating in the Delaware Basin and two drilling rigs operating in the Midland Basin we expect total 2023 capital expenditures of $725 to $775 million which we expect to be funded by cash flows from operations. During the three months ended March 31, 2023, we generated $258.3 million of cash flows from operating activities. We incurred $202.3 million of capital expenditures on an accrual basis during the three months ended March 31, 2023. As of March 31, 2023, we had available borrowings under our Credit Agreement of approximately $947.8 million.
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

Working Capital
Working capital (presented below) was a deficit of $184.7 million as of March 31, 2023. Of the $184.7 million working capital deficit, $10.6 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to March 31, 2023) resulting from increased oil price futures as of March 31, 2023. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When removed, the remaining working capital deficit of $195.3 million is $752.5 million less than our available borrowings as of March 31, 2023 of $947.8 million. The components of working capital are presented below:

	March 31,	December 31,
(In thousands)	2023	2022
Current assets:
Cash	$—	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	133,633	161,531
Joint interest billings and other, net of allowance of $19 and $19 at March 31, 2023 and December 31, 2022, respectively	27,518	34,549
Derivative asset	14,444	31,331
Prepaid expenses and other current assets	24,658	18,854
Total current assets	200,253	246,265

Current liabilities:
Accounts payable	$40,148	$91,815
Revenues and royalties payable	194,900	163,368
Accrued expenses	123,704	80,942
Asset retirement obligation	881	948
Derivative liability	3,864	14,053
Advances	8,242	7,312
Operating lease liabilities	890	842
Finance lease liabilities	880	802
Other current liabilities	11,447	16,202
Total current liabilities	384,956	376,284

Working Capital	$(184,703)	$(130,019)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2023 increased to $258.3 million compared to $83.0 million for the three months ended March 31, 2022, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2023 decreased to $180.8 million from $380.7 million for the three months ended March 31, 2022, due to the impact of approximately $324 million in prior year quarter acquisition of oil and gas properties, partially offset by increased current year quarter spending related to the execution of our drilling program.
Cash Flows from Financing Activities
Cash flows used in financing activities of $77.6 million for the three months ended March 31, 2023 primarily resulted from the use of operating cash flows and borrowings under the revolving tranche of the Credit Agreement to pay off $250 million in term loan borrowings. Cash flows provided by financing activities of $294.2 million for the three months ended March 31, 2022 primarily resulted from net borrowings used to finance the acquisition of oil and natural gas properties.
Capital Expenditures
Our accrual basis capital expenditures for the three months ended March 31, 2023 were as follows (in thousands):

Three Months Ended March 31, 2023
Drilling and completions	$201,384
Leasehold costs	888
Total capital expenditures	$202,272

Hedging Activities
The following table sets forth our outstanding derivative contracts at March 31, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil	1,237,500	$76.94
Q2 - Q4 2023	Crude Oil Basis Swap (1)	7,103,500	$0.92
Q2 - Q4 2023	Natural Gas	3,437,500	$3.35
Q2 - Q4 2023	Natural Gas Basis Swap (2)	38,500,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil Costless Collar	2,117,500	$62.47	$87.56
Q2 - Q4 2023	Natural Gas Costless Collar	14,797,500	$3.37	$5.61

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q2 - Q4 2023	Crude Oil	1,364,500	$69.67	$64.24

The following table sets forth our outstanding derivative contracts at May 1, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil	1,102,500	$76.94
Q2 - Q4 2023	Crude Oil Basis Swap (1)	6,308,500	$0.92
Q2 - Q4 2023	Natural Gas	3,062,500	$3.35
Q2 - Q4 2023	Natural Gas Basis Swap (2)	34,300,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil Costless Collar	2,346,500	$62.96	$86.51
Q1 - Q4 2024	Crude Oil Costless Collar	915,000	$65.00	$82.20
Q2 - Q4 2023	Natural Gas Costless Collar	13,066,500	$3.37	$5.59

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q2 - Q4 2023	Crude Oil	1,175,500	$69.74	$64.31

Obligations and Commitments
There have been no material changes from the obligations and commitments disclosed in the Obligations and Commitments section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K other than those described in Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements.
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
We have entered into a series of derivative instruments to hedge a portion of its expected oil and natural gas production through December 31, 2024 and maintain certain natural gas basis swaps through December 31, 2025. Typically, these derivative instruments require payments to (receipts from) counterparties based on specific indices as required by the derivative agreements. Although not risk free, we believe these instruments reduce our exposure to oil and natural gas price fluctuations and, thereby, allow us to achieve a more predictable cash flow.

The following is a summary of our open oil and natural gas derivative contracts as of March 31, 2023:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil	1,237,500	$76.94
Q2 - Q4 2023	Crude Oil Basis Swap (1)	7,103,500	$0.92
Q2 - Q4 2023	Natural Gas	3,437,500	$3.35
Q2 - Q4 2023	Natural Gas Basis Swap (2)	38,500,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q2 - Q4 2023	Crude Oil Costless Collar	2,117,500	$62.47	$87.56
Q2 - Q4 2023	Natural Gas Costless Collar	14,797,500	$3.37	$5.61

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q2 - Q4 2023	Crude Oil	1,364,500	$69.67	$64.24
Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net asset position with a fair value of $7.0 million at March 31, 2023. Based on the published commodity futures price curves for the underlying commodity as of March 31, 2023, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $1.1 million to an overall net asset position of $8.1 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $1.1 million to an overall net asset position of $5.9 million. There would also be a similar increase or decrease in loss on derivative contracts, net in the Condensed Consolidated Statements of Operations.

Interest Rate Sensitivity
We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At March 31, 2023, the combined outstanding borrowings under the revolving tranche and term loan tranche of the Credit Agreement were $452.2 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our annual interest costs to fluctuate. At March 31, 2023, the weighted average interest rate on borrowings under the revolving tranche and term loan tranche of the Credit Agreement was 7.768% per year. If borrowings were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $3.5 million per year.

Disclosure of Limitations
Because the information above included only those exposures that existed at March 31, 2023, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to commodity price fluctuations and interest expense incurred with respect to interest rate fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act, Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. The Company’s threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million. As of March 31, 2023, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, including the risk factor set forth below, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Macroeconomic conditions could have a materially adverse impact on our business, financial condition or results of operations.
Macroeconomic conditions, such as high inflation, changes to monetary policy, increasing interest rates, concerns about the stability and liquidity of certain financial institutions, and global or local recessions can adversely impact demand for oil and natural gas, which could negatively impact our business, financial condition, or results of operations.
Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, banking regulators closed two U.S. banks and appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, we do maintain our cash at financial institutions in balances that exceed the current FDIC insurance limits and uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry. Moreover, liquidity concerns among certain financial institutions could cause lending and credit availability to contract, which in turn could negatively impact the economy as a whole, including the demand for, and price of, oil and natural gas. Sustained economic weakness as a result of credit and liquidity issues in the global financial system could negatively impact the price we receive for our oil and natural gas production, which in turn could adversely impact our business, financial condition and results of operations.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. As a result, any reduction in our borrowing base could, among other risks, adversely impact our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
We sold no unregistered equity securities during the three months ended March 31, 2023.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 2023	—	$—	—	—
February 2023	—	—	—	—
March 2023	53,065	$13.01	—	—
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

EARTHSTONE ENERGY, INC.

Date:	May 3, 2023	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration