Form 10-Q
period 2023-06-30
EARTHSTONE ENERGY INC
filed 2023-08-02
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 25, 2023, there were 140,588,696 shares of common stock outstanding, including 106,331,055 shares of Class A Common Stock, $0.001 par value per share, and 34,257,641 shares of Class B Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$49,500	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	111,436	161,531
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2023 and December 31, 2022, respectively	24,196	34,549
Derivative asset	7,106	31,331
Prepaid expenses and other current assets	19,658	18,854
Total current assets	211,896	246,265

Oil and gas properties, successful efforts method:
Proved properties	4,348,453	3,987,901
Unproved properties	280,221	282,589
Land	5,482	5,482
Total oil and gas properties	4,634,156	4,275,972

Accumulated depreciation, depletion and amortization	(832,886)	(619,196)
Net oil and gas properties	3,801,270	3,656,776

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation of $6,090 and $5,273 at June 30, 2023 and December 31, 2022, respectively	6,056	5,394
Derivative asset	2,284	9,117
Operating lease right-of-use assets	6,573	4,569
Other noncurrent assets	92,362	15,280
TOTAL ASSETS	$4,120,441	$3,937,401
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,824	$91,815
Revenues and royalties payable	166,380	163,368
Accrued expenses	102,201	80,942
Asset retirement obligation	860	948
Derivative liability	31,702	14,053
Advances	11,449	7,312
Operating lease liabilities	906	842
Finance lease liabilities	1,083	802
Other current liabilities	14,335	16,202
Total current liabilities	382,740	376,284

Noncurrent liabilities:
Long-term debt, net	1,021,555	1,053,879
Deferred tax liability	174,565	138,336

Asset retirement obligation	29,695	29,611
Derivative liability	10,624	—
Operating lease liabilities	3,524	3,889
Finance lease liabilities	1,151	876
Other noncurrent liabilities	4,760	10,509
Total noncurrent liabilities	1,245,874	1,237,100

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 106,331,055 and 105,547,139 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	106	106
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,257,641 and 34,259,641 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	34	34
Additional paid-in capital	1,345,657	1,346,463
Retained earnings	411,301	292,711
Total Earthstone Energy, Inc. equity	1,757,098	1,639,314
Noncontrolling interest	734,729	684,703
Total equity	2,491,827	2,324,017

TOTAL LIABILITIES AND EQUITY	$4,120,441	$3,937,401
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES
Oil	$294,997	$286,632	$612,375	$424,384
Natural gas	20,649	96,125	50,667	119,083
Natural gas liquids	54,362	89,794	120,102	125,234
Total revenues	370,008	472,551	783,144	668,701

OPERATING COSTS AND EXPENSES
Lease operating expense	87,602	50,514	175,580	72,145
Production and ad valorem taxes	31,805	34,195	64,958	47,510
Depreciation, depletion and amortization	109,990	66,463	220,740	100,789
Impairment expense	854	—	854	—
General and administrative expense	19,992	14,077	37,571	26,383
Transaction costs	208	(402)	401	10,340
Accretion of asset retirement obligation	646	708	1,275	1,105
Exploration expense	6,082	—	6,548	92
Total operating costs and expenses	257,179	165,555	507,927	258,364

Gain on sale of oil and gas properties	49,254	—	46,114	—

Income from operations	162,083	306,996	321,331	410,337

OTHER INCOME (EXPENSE)
Interest expense, net	(22,092)	(16,625)	(44,948)	(21,943)
Write-off of deferred financing costs	—	—	(5,109)	—
Loss on derivative contracts, net	(40,309)	(49,907)	(66,773)	(201,387)
Other income, net	819	249	812	296
Total other income (expense)	(61,582)	(66,283)	(116,018)	(223,034)

Income before income taxes	100,501	240,713	205,313	187,303
Income tax expense	(18,053)	(22,688)	(36,654)	(21,155)
Net income	82,448	218,025	168,659	166,148

Less: Net income attributable to noncontrolling interest	24,406	73,140	50,069	54,741

Net income attributable to Earthstone Energy, Inc.	$58,042	$144,885	$118,590	$111,407

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.55	$1.85	$1.12	$1.57
Diluted	$0.54	$1.46	$1.10	$1.37

Weighted average common shares outstanding:
Basic	106,209,657	78,291,037	106,091,850	70,909,353
Diluted	107,336,695	102,410,036	107,438,062	84,266,422

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2022	—	105,547,139	34,259,641	$—	$106	$34	$1,346,463	$292,711	$1,639,314	$684,703	$2,324,017
Stock-based compensation expense	—	—	—	—	—	—	3,844	—	3,844	—	3,844
Vesting of restricted stock units, net of taxes paid	—	756,429	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	460,473	—	—	—	—	(6,342)	—	(6,342)	—	(6,342)
Cancellation of Treasury shares	—	(460,473)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	60,548	60,548	25,663	86,211
At March 31, 2023	—	106,303,568	34,259,641	—	$106	$34	$1,343,965	$353,259	$1,697,364	710,366	$2,407,730
Stock-based compensation expense	—	—	—	—	—	—	3,937	—	3,937	—	3,937
Vesting of restricted stock units, net of taxes paid	—	131,381	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	56,683	—	—	—	—	(799)	—	(799)	—	(799)
Cancellation of Treasury shares	—	(56,683)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	2,000	(2,000)	—	—	—	43	—	43	(43)	—
Settlement of Chisholm escrow shares	—	(105,894)	—	—	—	—	(1,489)	—	(1,489)	—	(1,489)
Net income	—	—	—	—	—	—	—	58,042	58,042	24,406	82,448
At June 30, 2023	—	106,331,055	34,257,641	—	$106	$34	$1,345,657	$411,301	$1,757,098	734,729	$2,491,827

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	—	53,467,307	34,344,532	$—	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	—	19,417,476	—	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	—	483,251	—	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	286,892	—	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	—	(286,892)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	72,766	(72,766)	—	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	—	73,440,800	34,271,766	—	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,693	—	2,693	—	2,693
Issuance of Series A Convertible Preferred Stock, net of offering costs of $674	280,000	—	—	—	—	—	279,326	—	279,326	—	279,326
Shares issued in connection with Bighorn Acquisition	—	5,650,977	—	—	6	—	77,751	—	77,757	—	77,757
Vesting of restricted stock units, net of taxes paid	—	115,521	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,232	—	—	—	—	(719)	—	(719)	—	(719)
Cancellation of Treasury shares	—	(48,232)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	10,125	(10,125)	—	—	—	149	—	149	(149)	—
Net income	—	—	—	—	—	—	—	144,885	144,885	73,140	218,025
At June 30, 2022	280,000	79,217,423	34,261,641	—	$79	$34	$1,326,293	$(48,367)	$1,278,039	$541,345	$1,819,384

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$168,659	$166,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	220,740	100,789
Impairment of oil and gas properties	854	—
Accretion of asset retirement obligations	1,275	1,105
Settlement of asset retirement obligations	(1,036)	(475)
Gain on sale of oil and gas properties	(46,114)	—
Gain on sale of office and other equipment	(33)	(46)
Total loss on derivative contracts, net	66,773	201,387
Operating portion of net cash paid in settlement of derivative contracts	(7,443)	(110,785)
Stock-based compensation - equity and liability awards	12,453	11,790
Deferred income taxes	36,229	20,546
Write-off of deferred financing costs	5,109	—
Amortization of deferred financing costs	3,459	2,069
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	63,303	(184,315)
(Increase) decrease in prepaid expenses and other current assets	(834)	(11,103)
Increase (decrease) in accounts payable and accrued expenses	(62,031)	64,658
Increase (decrease) in revenues and royalties payable	11,267	85,570
Increase (decrease) in advances	4,137	(9,661)
Net cash provided by operating activities	476,767	337,677
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(76,078)	(1,035,289)
Additions to oil and gas properties	(357,186)	(180,381)
Additions to office and other equipment	(482)	(1,356)
Proceeds from sales of oil and gas properties	56,062	—
Net cash used in investing activities	(377,684)	(1,217,026)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	1,890,487	1,471,572
Repayments of borrowings under Credit Agreement	(2,160,624)	(1,396,572)
Proceeds from issuance of 8.000% Senior Notes due 2027, net	—	537,250
Proceeds from issuance of 9.875% Senior Notes due 2031, net	481,215	—
Repayment of term loan	(250,000)	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of offering costs of $674	—	279,326
Cash paid related to the exchange and cancellation of Class A Common Stock	(7,141)	(4,617)
Cash paid for finance leases	(441)	—
Deferred financing costs	(3,079)	(11,623)
Net cash (used in) provided by financing activities	(49,583)	875,336
Net increase (decrease) in cash and cash equivalents	49,500	(4,013)
Cash and cash equivalents at beginning of period	—	4,013
Cash and cash equivalents at end of period	$49,500	$—

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
At any time, at the holder’s discretion, a holder of an EEH Unit and a share of Class B Common Stock may receive a share of Class A Common Stock in exchange for an EEH Unit and a corresponding share of Class B Common Stock, resulting in the immediate cancellation of both the EEH Unit and share of Class B Common Stock exchanged. As of June 30, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.6 million, consisting of 106.3 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock.
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
The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Any such adjustments are of a normal, recurring nature. The Company’s Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the audited Consolidated Financial Statements at that date.
For the purposes of these Condensed Consolidated Financial Statements, short-term investments, which have an original maturity of three months or less, are considered cash equivalents.
Note 2. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 represents the portion of net income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the changes in noncontrolling interest for the six months ended June 30, 2023:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2022	105,547,139	75.5%	34,259,641	24.5%	139,806,780
EEH Units exchanged for shares of Class A Common Stock	2,000		(2,000)		—
EEH Units cancelled in connection with the settlement of Chisholm escrow shares	(105,894)		—		(105,894)
EEH Units issued in connection with the vesting of restricted stock units and performance units	887,810		—		887,810
As of June 30, 2023	106,331,055	75.6%	34,257,641	24.4%	140,588,696

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2023.
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
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs”) and performance-based restricted stock units (“PRSUs” and collectively with the PSUs, “performance units”) may be payable in cash. The Company classifies the awards that may be

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the performance unit liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2023.
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$7,106	$—	$7,106
Derivative asset - noncurrent	—	2,284	—	2,284
Total financial assets	$—	$9,390	$—	$9,390

Financial liabilities
Derivative liability - current	$—	$31,702	$—	$31,702
Derivative liability - noncurrent	—	10,624	—	10,624
Share-based compensation liability - current	—	12,722	—	12,722
Share-based compensation liability - noncurrent	—	2,179	—	2,179
Total financial liabilities	$—	$57,227	$—	$57,227

December 31, 2022
Financial assets
Derivative asset - current	$—	$31,331	$—	$31,331
Derivative asset - noncurrent	—	9,117	—	9,117
Total financial assets	$—	$40,448	$—	$40,448

Financial liabilities
Derivative liability - current	$—	$14,053	$—	$14,053
Share-based compensation liability - current	—	14,411	—	14,411
Share-based compensation liability - noncurrent	—	10,357	—	10,357
Total financial liabilities	$—	$38,821	$—	$38,821

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s revolving credit facility obligation bears interest at floating market rates, therefore carrying amounts and fair value of any outstanding amounts would be approximately equal. The 2027 Notes and 2031 Notes bear interest at fixed rates.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the six months ended June 30, 2023. See further discussion in Note 6. Oil and Natural Gas Properties.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has not elected to account for its debt instruments at fair value. Borrowings under the revolving tranche and term loan tranche of the Company’s credit facility bear interest at floating market rates, therefore the carrying amounts and fair values were approximately equal as of June 30, 2023 and December 31, 2022. The carrying value of the 2027 Notes, net of $9.7 million of deferred financing costs, of $540.3 million and accrued interest of $9.3 million had an estimated fair value of $530.9 million as of June 30, 2023. The carrying value of the 2031 Notes, net of the $10.2 million original issue discount and $8.6 million of deferred financing costs, of $481.2 million and accrued interest of $0.1 million had an estimated fair value of $494.7 million as of June 30, 2023. There were no other debt instruments outstanding at June 30, 2023.
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
The following table sets forth the Company's open crude oil and natural gas derivative contracts as of June 30, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil	1,145,200	$74.90
Q1 - Q4 2024	Crude Oil	621,600	$69.28
Q3 - Q4 2023	Crude Oil Basis Swap (1)	4,692,000	$0.92
Q3 - Q4 2023	Natural Gas	2,300,000	$3.35
Q3 - Q4 2023	Natural Gas Basis Swap (2)	25,760,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil Costless Collar	2,120,800	$62.73	$85.26
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q3 - Q4 2023	Natural Gas Costless Collar	13,298,800	$3.12	$5.21
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2023	Crude Oil	791,200	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		June 30, 2023			December 31, 2022
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$20,420	$(13,314)	$7,106	$51,803	$(20,472)	$31,331
Commodity contracts	Derivative liability - current	$45,016	$(13,314)	$31,702	$34,525	$(20,472)	$14,053
Commodity contracts	Derivative asset - noncurrent	$3,516	$(1,232)	$2,284	$9,117	$—	$9,117
Commodity contracts	Derivative liability - noncurrent	$11,856	$(1,232)	$10,624	$—	$—	$—
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Cash Flows Location	Statement of Operations Location	2023	2022	2023	2022
Unrealized (loss) gain	Not separately presented	Not separately presented	$(39,891)	$29,192	$(59,330)	$(90,602)
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(418)	(79,099)	(7,443)	(110,785)
	Total loss on derivative contracts, net	Loss on derivative contracts, net	$(40,309)	$(49,907)	$(66,773)	$(201,387)

Note 5. Acquisitions and Divestitures
Novo Acquisition
On June 14, 2023, EEH entered into (i) a Securities Purchase Agreement (the “Novo Purchase Agreement”) with Novo Oil & Gas Legacy Holdings, LLC (“Holdings”), Novo Intermediate, LLC (“Intermediate,” and together with Holdings, collectively, the “Sellers”) and Novo Oil & Gas Holdings, LLC (“Novo”), pursuant to which EEH will acquire 100% of the issued and outstanding equity interests (the “Subject Securities”) of Novo (the “Novo Acquisition”); and (ii) an Acquisition and Cooperation Agreement (the “Cooperation Agreement”) with Northern Oil and Gas, Inc. (“NOG”), pursuant to which NOG has agreed to acquire, immediately after the closing of the Novo Acquisition, an undivided 1/3 interest in Novo’s oil and natural gas

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
properties and related assets (the “Novo Assets”) acquired pursuant to the Novo Purchase Agreement (the “Novo Divestiture” and, together with the Novo Acquisition, the “Novo Transactions”). A Significant Shareholder is the majority owner of the Sellers.
Under the terms and conditions of the Novo Purchase Agreement, which has an economic effective date of May 1, 2023, the aggregate consideration to be paid to the Sellers in the Novo Acquisition will consist of $1.5 billion in cash (the “Novo Consideration”), subject to customary purchase price adjustments. Pursuant to the Novo Purchase Agreement, on the execution date thereof, EEH (together with NOG) deposited approximately $112.5 million (the “Acquisition Deposit”) into escrow, which will be credited toward the Novo Consideration payable at the closing of the Novo Acquisition. EEH’s portion of the deposit was $75 million which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023.
Immediately after the consummation of the Novo Acquisition, pursuant to the Cooperation Agreement, EEH has agreed to transfer to NOG an undivided 1/3 interest in the Novo Assets acquired pursuant to the Novo Purchase Agreement in exchange for consideration of approximately $500.0 million in cash, subject to certain customary purchase price adjustments. As a result, assuming an undivided 1/3 interest in the Novo Assets are transferred at the closing of the Cooperation Agreement, the Company will have acquired Novo, and retained ownership of an undivided 2/3 interest in the Novo Assets, for an unadjusted aggregate purchase price of approximately $1.0 billion in cash.
The Sellers and Purchaser have made customary representations and warranties in the Novo Purchase Agreement. The Novo Purchase Agreement also contains customary covenants and agreements, including, among others, covenants and agreements relating to (a) the conduct of Novo’s businesses during the period between the execution of the Novo Purchase Agreement and closing of the Novo Acquisition and (b) the efforts of the parties to cause the Novo Acquisition to be completed, including obtaining any required governmental approval and causing any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 to expire or terminate.
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
The Titus Acquisition was accounted for as an asset acquisition. The consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company's books as of the date of the closing of the Titus Acquisition. Additionally, costs directly related to the Titus Acquisition were capitalized as a component of the purchase price. The consideration transferred, assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	3,857,015
Class A Common Stock price as of August 10, 2022	$13.89
Class A Common Stock consideration	53,574
Cash consideration	567,334
Direct transaction costs	1,202
Total consideration transferred	$622,110

Assets acquired:
Oil and gas properties	$626,696
Amount attributable to assets acquired	$626,696

Liabilities assumed:
Current liabilities	$3,672
Noncurrent liabilities - ARO	914
Amount attributable to liabilities assumed	$4,586

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
On April 14, 2022, Earthstone, EEH and Bighorn consummated the transactions contemplated in the Bighorn Agreement whereby EEH acquired the Bighorn Assets for aggregate consideration of approximately $628.3 million in cash, net of customary purchase price adjustments, and 5,650,977 shares Class A Common Stock.
The Bighorn Acquisition was accounted for as an asset acquisition. The consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company's books as of the date of the closing of the Bighorn Acquisition. Additionally, costs directly related to the Bighorn Acquisition were capitalized as a component of the purchase price. The consideration transferred, assets acquired and liabilities assumed by the Company were recorded as follows (in thousands, except share amounts and stock price):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	5,650,977
Class A Common Stock price as of April 14, 2022	$13.76
Class A Common Stock consideration	77,757
Cash consideration	625,887
Direct transaction costs	2,397
Total consideration transferred	$706,041

Assets acquired:
Current assets	$769
Oil and gas properties	746,211
Amount attributable to assets acquired	$746,980

Liabilities assumed:
Suspense payable	$25,710
Other current liabilities	2,035
Noncurrent liabilities - ARO	13,194
Amount attributable to liabilities assumed	$40,939

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
On February 15, 2022, Earthstone, EEH and Chisholm consummated the transactions contemplated in the Chisholm Agreement whereby EEH acquired the Chisholm Assets for aggregate consideration consisting of: (i) approximately $313.9 million in cash, net of customary purchase price adjustments, paid at the closing of the Chisholm Acquisition, (ii) $70 million in cash paid on April 15, 2022 and (iii) 19,417,476 shares of Class A Common Stock. The fair value of each share of Class A Common Stock was determined using the closing sales price of $12.85 per share on February 15, 2022. On April 10, 2023, 105,894 shares of Class A Common Stock were released to Earthstone from escrow and canceled in connection with the settlement of the Chisholm Acquisition. A Significant Shareholder, as identified below, was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. See Note 12. Related Party Transactions for further discussion.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Chisholm Acquisition has been accounted for as a business combination using the acquisition method of accounting, with Earthstone identified as the acquirer. The consideration transferred, fair value of assets acquired and liabilities assumed by Earthstone were recorded as follows (in thousands, except share amounts and stock price):

Consideration:
Shares of Class A Common Stock issued	19,311,582
Class A Common Stock price as of February 15, 2022	$12.85
Class A Common Stock consideration	248,154
Cash consideration	383,877

Total consideration transferred	$632,031

Fair value of assets acquired:
Oil and gas properties	$642,391
Amount attributable to assets acquired	$642,391

Fair value of liabilities assumed:
Other current liabilities	$4,389
Asset retirement obligation - noncurrent	5,971
Amount attributable to liabilities assumed	$10,360
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
Divestitures
During the three and six months ended June 30, 2023, the Company sold certain non-core properties for approximately $54.2 million and $56.1 million, respectively, in cash, resulting in net gains of approximately $49.3 million and $46.1 million, respectively, recorded in Gain on sale of oil and gas properties, net in the Condensed Consolidated Statements of Operations for each of the periods then ended. There were no material divestitures during the six months ended June 30, 2022.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and six months ended June 30, 2023, depletion expense for oil and gas producing property and related equipment was $109.6 million and $219.9 million, respectively For the three and six months ended June 30, 2022, depletion expense for oil and gas producing property and related equipment was $66.2 million and $100.3 million, respectively.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our accrual basis capital expenditures for the three and six months ended June 30, 2023, were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Development costs	$173,702	$375,086
Leasehold costs	738	1,626
Total capital expenditures	$174,440	$376,712

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
Impairments to Oil and Natural Gas Properties
During the three and six months ended June 30, 2023, the Company recorded non-cash impairment charges of $0.9 million to its oil and natural gas properties due to acreage expirations in non-core operating areas. No impairments were recorded to the Company's oil and natural gas properties during the three and six months ended June 30, 2022.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of Net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income attributable to Earthstone Energy, Inc.	$58,042	$144,885	$118,590	$111,407

Net income attributable to Earthstone Energy, Inc. from assumed conversion of Series A Convertible Preferred Stock	—	4,351	—	4,351

Net income attributable to Earthstone Energy, Inc. - Diluted	$58,042	$149,236	$118,590	$115,758

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.55	$1.85	$1.12	$1.57
Diluted	$0.54	$1.46	$1.10	$1.37

Weighted average common shares outstanding
Basic	106,209,657	78,291,037	106,091,850	70,909,353
Add potentially dilutive securities:
Unvested restricted stock units	204,310	493,600	276,434	506,760
Unvested performance units	922,728	2,003,778	1,069,778	1,979,770
Series A Convertible Preferred Stock	—	21,621,621	—	10,870,539
Diluted weighted average common shares outstanding	107,336,695	102,410,036	107,438,062	84,266,422

The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $24.4 million for the three months ended June 30, 2023 and net income attributable to noncontrolling interest of $50.1 million for the six months ended June 30, 2023 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
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
Note 8. Common Stock
Class A Common Stock
At June 30, 2023 and December 31, 2022, there were 106,331,055 and 105,547,139 shares of Class A Common Stock issued and outstanding, respectively.
During the three and six months ended June 30, 2023, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 188,064 and 1,404,966 shares, respectively, of Class A Common Stock, of which 56,683 and 517,156 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation. Additionally, on April 10, 2023, 105,894 shares of Class A Common Stock were released to Earthstone from escrow and canceled in connection with the settlement of the Chisholm Acquisition.
During the three and six months ended June 30, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 163,753 and 933,896 shares, respectively, of Class A Common Stock, of which 48,232 and 335,124 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. In connection with the Chisholm Acquisition, on February 15,

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date. In connection with the closing of the Bighorn Acquisition, on April 14, 2022, Earthstone issued 5,650,977 shares of Class A Common Stock valued at approximately $77.8 million on that date.
Class B Common Stock
At June 30, 2023 and December 31, 2022, there were 34,257,641 and 34,259,641 shares of Class B Common Stock issued and outstanding. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and six months ended June 30, 2023, 2,000 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and six months ended June 30, 2022, 10,125 and 82,891 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of June 30, 2023, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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
The table below summarizes RSU award activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	869,978	$11.40
Granted	420,655	$13.37
Forfeited	(22,252)	$12.14
Vested	(361,166)	$11.10
Unvested RSUs at June 30, 2023	907,215	$12.41

As of June 30, 2023, there was $11.0 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 1.06 years.
For the three and six months ended June 30, 2023, Stock-based compensation related to RSUs was $1.8 million and $3.6 million, respectively. For the three and six months ended June 30, 2022, Stock-based compensation related to RSUs was $1.5 million and $2.7 million, respectively.
Performance Units
Performance units include both performance-based stock units (“PSUs”) and performance-based restricted stock units (“PRSUs”). The table below summarizes performance unit activity for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Performance Units at December 31, 2022	2,616,085	$10.21
Granted	559,325	$18.86
Vested	(1,043,800)	$5.36
Unvested Performance Units at June 30, 2023	2,131,610	$14.85

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The 2020 PSUs were settled on January 31, 2023 resulting in the issuance of 1,043,800 shares of Class A Common Stock and cash payments totaling approximately $14.5 million.
As of June 30, 2023, there was $17.7 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 0.89 years.
For the three and six months ended June 30, 2023, Stock-based compensation related to all performance units was approximately $6.1 million and $8.9 million, respectively. For the three and six months ended June 30, 2022, Stock-based compensation related to all performance units was approximately $4.5 million and $9.1 million, respectively.
The Company classifies awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards. Corresponding liabilities of $12.7 million and $14.4 million related to the performance units were included in Other current liabilities and Accrued expenses, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Additionally, corresponding liabilities of $2.2 million and $10.4 million related to the performance units were included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.
Note 10. Long-Term Debt
The Company's long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility(1)	$—	$270,136
Term loan under credit facility due 2027	—	250,000
8.000% Senior notes due 2027	550,000	550,000
9.875% Senior notes due 2031	500,000	—
	1,050,000	1,070,136
Unamortized debt issuance costs on term loan	—	(5,309)
Unamortized debt issuance costs on 8.000% Senior notes	(9,660)	(10,948)
Original issue discount on 9.875% Senior notes(2)	(10,160)	—
Unamortized debt issuance costs on 9.875% Senior notes(2)	(8,625)	—
Long-term debt, net	$1,021,555	$1,053,879

(1)Related to the borrowings under the revolving credit facility, the Company had debt issuance costs of $16.4 million and $15.3 million, net of accumulated amortization of $8.5 million and $6.5 million, as of June 30, 2023 and December 31, 2022, respectively. Unamortized deferred financing costs on the borrowings under the revolving credit facility are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
(2)The 9.875% Senior notes due 2031 were issued on June 30, 2023 resulting in no amortization of the original issue discount and debt issuance costs in the current period. Beginning July 1, 2023, the Company will show amortization of the original issue discount and debt issuance costs as interest expense in the Condensed Consolidated Statement of Operations.
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
On March 30, 2023, Earthstone, EEH, Wells Fargo, the lenders party thereto (the “Lenders”) and the guarantors party thereto entered into an amendment (the “Eighth Amendment”) to the Credit Agreement. Among other things, the Eighth Amendment (i) increased elected commitments from $1.2 billion to $1.4 billion, (ii) settled the $250 million term loan tranche under the Credit Agreement (the “Term Loan”) through an elected revolving commitment, (iii) redetermined the borrowing base at $1.65 billion as a part of the regularly scheduled redetermination, (iv) added new banks to the lending group, and (v) made certain administrative changes.
On July 7, 2023, Earthstone, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Ninth Amendment”) to the Credit Agreement. Among other things, the Amendment (i) adds JPMorgan Chase Bank, N.A. and Citibank N.A. as new Lenders, arrangers, and documentation agents for the Lenders under the Credit Agreement, (ii) increases the aggregate elected borrowing base commitments from $1.40 billion to $1.75 billion, and (iii) increases the borrowing base

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
from $1.65 billion to $2.00 billion. The effectiveness of the Amendment is conditioned upon, among other things, the closing of the previously announced Novo Transactions.
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
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of June 30, 2023, EEH was in compliance with the covenants under the Credit Agreement.
As of June 30, 2023, no borrowings were outstanding under the Credit Agreement, resulting in $1.4 billion of borrowing base availability. At December 31, 2022, $270.1 million and $250.0 million of borrowings were outstanding under the revolving tranche and the term loan tranche of the Credit Agreement, respectively.
For the three and six months ended June 30, 2023, the interest rate on borrowings under the revolving tranche of the Credit Agreement averaged 7.60% and 7.56% per annum, respectively, which excluded commitment fees of $0.9 million and $1.6 million, respectively, and amortization of deferred financing costs of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2022, the interest rate on borrowings under the Credit Agreement averaged 4.42% and 4.04% per annum, respectively, which excluded commitment fees of $0.0 million and $0.2 million, respectively, and amortization of deferred financing costs of $0.9 million and $1.6 million, respectively.
No costs associated with the revolving tranche of the Credit Agreement were capitalized during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company capitalized $3.1 million of costs associated with the revolving tranche of the Credit Agreement. There were no costs associated with the term loan tranche of the Credit Agreement to capitalize during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company capitalized $5.7 million and $11.6 million, respectively, of costs associated with the Credit Agreement. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8.000% Senior Notes
At June 30, 2023, there were $550.0 million of outstanding senior notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on April 15, 2027 with interest accruing at a rate of 8.000% per annum payable semi-annually in cash in arrears on April 15 and October 15 of each year. The 2027 Notes are guaranteed on a senior unsecured basis by Earthstone and four subsidiaries of EEH (the “Guarantors”) and the 2027 Notes may be guaranteed by certain of EEH’s future restricted subsidiaries. The 2027 Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors, including the 2031 Notes, and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The 2027 Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness. The 2027 Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors. The indenture dated April 12, 2022 under which the 2027 Notes were issued also contains certain restrictive covenants, redemption rights, events of default and other customary provisions.
As of June 30, 2023, accrued interest of $9.3 million associated with the 2027 Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
9.875% Senior Notes
On June 30, 2023, EEH completed an offering of $500.0 million aggregate principal amount of EEH’s 9.875% senior notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on July 15, 2031 with interest accruing at a rate of 9.875% per annum payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing January 15, 2024. The 2031 Notes are guaranteed on a senior unsecured basis by the Guarantors and the 2031 Notes may be guaranteed by certain of EEH’s future restricted subsidiaries. The 2031 Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors, including the 2027 Notes, and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The 2031 Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness. The 2031 Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors. The indenture dated June 30, 2023 under which the 2031 Notes were issued (the “Indenture”) also contains certain restrictive covenants, redemption rights, events of default and other customary provisions.
Subject to the terms of the Indenture, if the consummation of the Novo Acquisition does not occur before a specified date, EEH will be required to redeem all of the 2031 Notes issued on the issue date at a redemption price equal to 100% of the initial issue price of the 2031 Notes, plus accrued and unpaid interest on the 2031 Notes being redeemed, if any.
As of June 30, 2023, accrued interest of $0.1 million associated with the 2031 Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended June 30, 2023 (in thousands):

2023
Beginning asset retirement obligations	$30,559
Liabilities incurred	171
Liabilities settled	(1,036)
Accretion expense	1,275
Divestitures	(892)
Revision of estimates	478
Ending asset retirement obligations	$30,555

Note 12. Related Party Transactions

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As discussed in Note 5. Acquisitions and Divestitures, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $383.9 million in cash, net of customary purchase price adjustments, and approximately 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of approximately 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Acquisition was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common Stock and (2) increased the Significant Stockholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022. On April 10, 2023, 105,894 shares of Class A Common Stock were released to Earthstone from escrow and canceled in connection with the settlement of the Chisholm Acquisition.
As discussed in Note 5. Acquisitions and Divestitures, on June 14, 2023, EEH entered into the Novo Purchase Agreement. Pursuant to the Novo Purchase Agreement, EEH will acquire the Novo Assets for an aggregate purchase price of $1.5 billion in cash, subject to customary purchase price adjustments, and reduced by NOG's portion of the purchase price pursuant to the Cooperation Agreement. A Significant Shareholder is the majority owner of the Sellers.
Note 13. Commitments and Contingencies
Legal
George Assad, et. al. v. EnCap Investments L.P., et. al.: On September 12, 2022, a complaint (the “Complaint”) styled as a “derivative action” was filed in the Delaware Court of Chancery (the “Court”) by George Assad (the “plaintiff”) a purported holder of a small number of shares of Class A Common Stock against Earthstone, six of its 10 directors and EnCap Investments L.P. (“EnCap”), a principal stockholder. The Complaint alleges that a majority of Earthstone’s directors were conflicted and, along with EnCap, breached their fiduciary duties in approving the sale of shares of Series A Convertible Preferred Stock that is convertible into Class A Common Stock pursuant to the Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors. The plaintiff requested the Court to declare that the defendants breached their fiduciary duties, award of unspecified monetary damages, including interest and costs, and/ or rescind the stock purchase transaction. On October 14, 2022, the defendants filed a motion to dismiss the amended Complaint. Earthstone believes the Complaint is completely without merit and intends to contest vigorously the allegations made therein and to seek reimbursement for its costs and expenses in so doing. Earthstone carries insurance for the claims asserted against it and the officer and director defendants in the Complaint, and the carrier has accepted coverage subject to applicable self-retentions and limits of liability. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company.
From time to time, the Company may be involved in other various legal proceedings and claims in the ordinary course of business, none of which are reasonably expected to result in a material liability to the Company as of June 30, 2023.
Environmental and Regulatory
As of June 30, 2023, there were no known environmental or other regulatory matters related to the Company’s properties or operations that are reasonably expected to result in a material liability to the Company.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On February 15, 2022, the Company completed the Chisholm Acquisition which included the issuance of 19,311,582 shares of Class A Common Stock, which resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of the ownership change, the Company’s ability to utilize net operating losses (“NOLs”) and credits generated prior to the ownership change date may be limited to offset taxable income incurred after the ownership change date (the “382 Limitation”).
As of June 30, 2023 and December 31, 2022, current liabilities of $1.6 million and $1.8 million, respectively, are included in Other current liabilities in the Condensed Consolidated Balance Sheets related solely to current Texas Margin Tax payable.
During the six months ended June 30, 2023, the Company recorded income tax expense of approximately $36.7 million comprised of (1) deferred federal income tax expense for Earthstone of $31.0 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $1.8 million as a result of its share of the distributable income from EEH and (3) income tax expense of $3.9 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2023.
During the six months ended June 30, 2022, the Company recorded income tax expense of approximately $21.2 million which included (1) a deferred income tax expense for Earthstone of $17.9 million which included a deferred income tax expense of $24.3 million resulting from its share of the distributable income from EEH, offset by a $6.4 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $2.0 million as a result of its share of the distributable income from EEH and (3) income tax expense of $1.3 million related to state taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the six months ended June 30, 2022.
Note 15. Supplemental Disclosures
Accounts Payable
The following table summarizes the Company’s current accounts payable at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts payable related to vendors	$37,430	$76,044
Accounts payable related to severance taxes	8,752	10,380
Other	7,642	5,391
Total accounts payable	$53,824	$91,815

Revenue and Royalties Payable
The following table summarizes the Company’s revenues held in suspense and royalties payable at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Revenue held in suspense	$115,540	$101,838
Revenue and royalties payable	50,840	61,530
Total revenue and royalties payable	$166,380	$163,368

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrued Expenses
The following table summarizes the Company’s current accrued expenses at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accrued capital expenditures	$42,866	$38,482
Accrued lease operating expenses	16,342	14,173
Accrued interest	9,450	10,995
Accrued general and administrative expense	8,417	7,351
Accrued ad valorem taxes	18,873	4,243
Other	6,253	5,698
Total accrued expenses	$102,201	$80,942

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the three months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash paid for:
Interest	$43,035	$9,468
Income taxes	$1,251	$625
Non-cash investing and financing activities:
Class A Common Stock issued in Chisholm Acquisition	$(1,361)	$249,515
Class A Common Stock issued in Bighorn Acquisition	$—	$77,757
Accrued capital expenditures	$74,689	$44,285
Lease asset additions - ASC 842	$997	$678
Asset retirement obligations	$649	$284

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
This discussion and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” “project,” “forecast,” “plan,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to numerous risks, uncertainties and assumptions. Certain of these risks are summarized in this report and under “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K and “Part II, Item 1A - Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 that were filed with the Securities and Exchange Commission (“SEC”), which you should read carefully in connection with our forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. We undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the corresponding sections and our audited Consolidated Financial Statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K.
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
As of June 30, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.6 million, consisting of 106.3 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock. The following diagram indicates our simplified ownership structure as of the date of this report. This diagram is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Recent Developments
Novo Acquisition
On June 14, 2023, Earthstone Energy Holdings, LLC (“EEH”), as purchaser and a subsidiary of Earthstone, entered into (i) a Securities Purchase Agreement (the “Novo Purchase Agreement”) with Novo Oil & Gas Legacy Holdings, LLC (“Holdings”), Novo Intermediate, LLC (“Intermediate,” and together with Holdings, collectively, the “Sellers”) and Novo Oil & Gas Holdings, LLC (“Novo”), pursuant to which EEH will acquire 100% of the issued and outstanding equity interests (the “Subject Securities”) of Novo (the “Novo Acquisition”) and (ii) an Acquisition and Cooperation Agreement (the “Cooperation Agreement”) with Northern Oil and Gas, Inc. (“NOG”), pursuant to which NOG has agreed to acquire, immediately after the closing of the Novo Acquisition, an undivided 1/3 interest in Novo’s oil and natural gas properties and related assets (the “Novo Assets”) acquired pursuant to the Novo Purchase Agreement (the “Novo Divestiture” and, together with the Novo Acquisition, the “Novo Transactions”). A significant stockholder of Earthstone is the majority owner of the Sellers. The Novo Transactions were approved by the board of directors and conflicts committee of Earthstone.
Under the terms and conditions of the Novo Purchase Agreement, which has an economic effective date of May 1, 2023, the aggregate consideration to be paid to the Sellers in the Novo Acquisition will consist of $1.5 billion in cash (the “Novo Consideration”), subject to customary purchase price adjustments. Pursuant to the Novo Purchase Agreement, on the execution date thereof, EEH (together with NOG) deposited approximately $112.5 million (the “Acquisition Deposit”) into escrow, which will be credited toward the Novo Consideration payable at the closing of the Novo Acquisition. EEH's portion of the Acquisition Deposit was $75 million. If the Novo Purchase Agreement is terminated in accordance with its terms and conditions, the Acquisition Deposit will be disbursed to EEH and NOG or the Sellers as provided in the Novo Purchase Agreement.
The Sellers and EEH have made customary representations and warranties in the Novo Purchase Agreement. The Novo Purchase Agreement also contains customary covenants and agreements, including, among others, covenants and agreements relating to (a) the conduct of Novo’s businesses during the period between the execution of the Novo Purchase Agreement and closing of the Novo Acquisition and (b) the efforts of the parties to cause the Novo Acquisition to be completed, including obtaining any required governmental approval and causing any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 to expire or terminate.
Cooperation Agreement
Immediately after the consummation of the Novo Acquisition, pursuant to the Cooperation Agreement, EEH has agreed to transfer to NOG an undivided 1/3 interest in the Novo Assets acquired pursuant to the Novo Purchase Agreement in exchange for consideration of approximately $500.0 million in cash, subject to certain customary purchase price adjustments. As a result, assuming an undivided 1/3 interest in the Novo Assets are transferred at the closing of the Cooperation Agreement, we will have acquired Novo, and retained ownership of an undivided 2/3 interest in the Novo Assets, for an unadjusted aggregate purchase price of approximately $1.0 billion in cash.
Notes Offering
On June 27, 2023, EEH, and four of EEH’s wholly-owned subsidiaries, Earthstone Operating, LLC, a Texas limited liability company (“Earthstone Operating”), Earthstone Permian LLC, a Texas limited liability company (“Earthstone Permian”), Sabine River Energy, LLC, a Texas limited liability company (“Sabine River Energy”), and Independence Resources Technologies, LLC, a Delaware limited liability company (“Independence Technology” and, together with Earthstone Operating, Earthstone Permian, Sabine River Energy and Earthstone, the “Guarantors”), entered into a purchase agreement (the “2031 Notes Purchase Agreement”) with Wells Fargo Securities, LLC, as representative of the several initial purchasers named in Exhibit A thereto (together, the “Initial Purchasers”), providing for the private offer and sale by EEH (the “Offering”) of $500.0 million aggregate principal amount of EEH’s 9.875% senior notes due 2031 (the “2031 Notes”), along with related guarantees (the “Guarantees”) of the 2031 Notes.
The 2031 Notes Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which EEH and the Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.
The Offering was made pursuant to an offering memorandum dated June 27, 2023 and closed on June 30, 2023. The 2031 Notes were issued at a price of 97.968% of their principal amount, resulting in net proceeds to EEH of approximately $482.3 million (after deducting underwriting discounts and commissions, but before offering expenses). EEH intends to use the net proceeds from the Offering to fund a portion of the purchase price of the Novo Acquisition. The 2031 Notes and the Guarantees were offered and sold in a transaction exempt from the registration requirements of the Securities Act. The 2031 Notes and the

Guarantees were resold to persons reasonably believed to be qualified institutional buyers under Rule 144A of the Securities Act and outside the United States to non-U.S. persons in compliance with Regulation S of the Securities Act.
Certain of the Initial Purchasers or their affiliates have performed and may perform commercial and investment banking and advisory services for us and our affiliates from time to time for which they will receive and have received customary fees and expenses. In particular, affiliates of certain of the Initial Purchasers are lenders under EEH’s senior secured revolving credit facility and therefore may receive their pro rata share of any proceeds from the sale of the 2031 Notes that are used to repay borrowings under our credit facility. The Initial Purchasers may, from time to time, engage in transactions with and perform services for us and our affiliates in the ordinary course of their business, for which they may receive fees and expenses.
Indenture
On June 30, 2023, in connection with the completion of the Offering, EEH entered into that certain indenture, dated as of June 30, 2023 (the “2031 Indenture”), by and among EEH, the Guarantors and U.S. Bank Trust Company, National Association, as trustee, that was previously reported on Form 8-K filed with the SEC on June 30, 2023.
The 2031 Notes will mature on July 15, 2031 with interest accruing at a rate of 9.875% per annum payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing January 15, 2024. Before July 15, 2026, EEH may redeem some or all of the 2031 Notes at a redemption price equal to 100% of the aggregate principal amount of the 2031 Notes redeemed plus the “applicable premium” as of and accrued and unpaid interest, if any, to, but excluding, the date of redemption. EEH may redeem, at its option, all or part of the 2031 Notes at any time on or after July 15, 2026, at the applicable redemption price plus accrued and unpaid interest to, but not including, the date of redemption. Further, before July 15, 2026, EEH may on one or more occasions redeem up to 35% of the aggregate principal amount of the 2031 Notes in an amount not exceeding the net proceeds from one or more private or public equity offerings at a redemption price of 109.875% of the principal amount of the 2031 Notes, plus accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2031 Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of each such equity offering. Upon a Change of Control (as defined in the Indenture) EEH must offer to repurchase the 2031 Notes on terms and conditions set forth in detail in the 2031 Indenture.
Credit Agreement
On July 7, 2023, but effective as of the date the conditions set forth therein are satisfied or waived (such date not to occur later than September 19, 2023), Earthstone, as Parent, EEH, as Borrower, the guarantors party thereto, the lenders party thereto (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Issuing Bank, entered into that certain Ninth Amendment to the Credit Agreement (the “Amendment”), which amends that certain Credit Agreement, dated as of November 21, 2019, by and among EEH, as Borrower, the Company, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, the Lenders party thereto and the documentation agents party thereto (as amended by the Amendment and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Among other things, the Amendment (i) adds JPMorgan Chase Bank, N.A. and Citibank N.A. as new Lenders, arrangers, and documentation agents for the Lenders under the Credit Agreement, (ii) increases the aggregate elected borrowing base commitments from $1.40 billion to $1.75 billion, and (iii) increases the borrowing base from $1.65 billion to $2.0 billion. The effectiveness of the Amendment is conditioned upon, among other things, the closing of the Novo Transactions.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller is actually paying the purchaser to take the gas. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.
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
Consolidation Focus
We continue to pursue value-accretive and scale-enhancing consolidation opportunities, as we believe we are in a position to operate effectively despite the volatility in commodity prices and inflationary pressures. We are focusing our attention on acquisition and corporate merger opportunities that would increase the scale of our operations and provide synergistic cost savings. In addition, we believe the current industry environment presents unique opportunities which could provide us with the potential for further consolidation because of our financial strength. At the same time, we will seek to acquire acreage in close proximity to our existing acreage that would allow for longer horizontal laterals providing higher economic returns, increased operated inventory and greater operating efficiency. In short, we believe we are well qualified to continue to be a significant consolidator which could increase the scale of our operations and add value to our shareholders.
Operations Update
We operated a five-rig drilling program during the second quarter of 2023 with three rigs in the Delaware Basin and two in the Midland Basin.
Delaware Basin Highlights
In the Delaware Basin, during the second quarter of 2023, we commenced drilling 12 gross (9.7 net) wells and brought 13 gross (9.5 net) wells online.
We completed the Lonesome Dove Com pad on acreage acquired in the Titus acquisition in the Stateline area in Lea County, New Mexico. The wells targeted the First and Second Bone Spring intervals. The four wells had an average peak IP-30 rate of 1,762 Boepd from laterals averaging approximately 7,700 feet with an average oil percentage of 72%. We hold a 90% working interest in the Lonesome Dove Com pad.
Also, in the Stateline area, we completed the Cattlemen Fed Com Pad, where we hold a 99% working interest. The 2-well pad had an average peak IP-30 of 1,934 Boepd and was approximately 67% oil. The average lateral length of the two wells was about 7,700 feet, and the wells targeted the First and Second Bone Spring. The Cattlemen Fed Com pad is located on acreage also acquired in the Titus acquisition.
Midland Basin Highlights
During the second quarter of 2023 in the Midland Basin, we began drilling nine gross (7.2 net) wells and brought four gross (3.0 net) wells online.
In Irion County, Texas, at the Barnhart pad, we put four wells online in July producing from the Wolfcamp Upper and Lower B zones. These wells were drilled with an average lateral length of approximately 13,340 feet. Although these wells have not been online for a full 30 days, their performance is in line with a prior pad completed by the Company in 2022 and they have average peak IP-20 over 1,030 Boepd with approximately 86% oil. We hold a 100% working interest in the Barnhart pad.
We recently put two wells online at the Mid-States East Unit 37-5 pad, and the wells are producing from the Wolfcamp D zone. This is our initial development of the Wolfcamp D interval in Midland County. The wells had an average lateral length of 9,950 feet with a 67% working interest. The wells are flowing naturally with no artificial lift and results are encouraging, with recent average daily production per well over 800 Boepd and 89% oil.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2023.

Recent Accounting Pronouncements
There were no recent accounting pronouncements during the six months ended June 30, 2023 that are expected to have a material impact on our financial statements.

Results of Operations
Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change
Sales volumes:
Oil (MBbl)	4,014	2,587	55%
Natural gas (MMcf)	18,308	14,414	27%
Natural gas liquids (MBbl)	2,535	2,029	25%
Barrels of oil equivalent (MBoe)	9,600	7,018	37%
Average Daily Production (Boepd)	105,493	77,125	37%

Average prices:
Oil (per Bbl)	$73.49	$110.80	(34)%
Natural gas (per Mcf)	$1.13	$6.67	(83)%
Natural gas liquids (per Bbl)	$21.45	$44.25	(52)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$73.07	$87.30	(16)%
Natural gas ($/Mcf)	$1.20	$5.40	(78)%
Natural gas liquids ($/Bbl)	$21.45	$44.25	(52)%

(In thousands)
Oil revenues	$294,997	$286,632	3%
Natural gas revenues	$20,649	$96,125	(79)%
Natural gas liquids revenues	$54,362	$89,794	(39)%

Lease operating expense	$87,602	$50,514	73%
Production and ad valorem taxes	$31,805	$34,195	(7)%
Impairment expense	$854	$—	NM
Depreciation, depletion and amortization	$109,990	$66,463	65%

General and administrative expense (excluding stock-based compensation)	$12,157	$8,117	50%
Stock-based compensation - equity and liability awards	$7,835	$5,960	31%
General and administrative expense	$19,992	$14,077	42%

Exploration expense	$6,082	$—	NM
Gain on sale of oil and gas properties	$49,254	$—	NM
Interest expense, net	$(22,092)	$(16,625)	33%

Unrealized (loss) gain on derivative contracts	$(39,891)	$29,192	(237)%
Realized loss on derivative contracts	$(418)	$(79,099)	(99)%
Loss on derivative contracts, net	$(40,309)	$(49,907)	(19)%

Income tax expense	$(18,053)	$(22,688)	(20)%
NM – Not Meaningful

Results of Operations Highlights
The Titus Acquisition, Bighorn Acquisition and Chisholm Acquisition (collectively, the “Acquisitions”) have had a significant impact on our results of operations for the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. Below is a discussion highlighting the impact of our recent Acquisitions.
Oil revenues
For the three months ended June 30, 2023, oil revenues increased by $8.4 million, or 3%, relative to the comparable period in 2022. Of the increase, $104.9 million was attributable to an increase in sales volume, partially offset by $96.5 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $110.80 for the three months ended June 30, 2022 to $73.49, or 34%, for the three months ended June 30, 2023. Additionally, we had a net increase in the volume of oil sold of 1,427 MBbls, or 55%, which included an increase of 1,155 MBbls related to the wells acquired in the Titus Acquisition and a net increase of 272 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Natural gas revenues
For the three months ended June 30, 2023, natural gas revenues decreased by $75.5 million, or 79%, relative to the comparable period in 2022. Of the decrease, $79.9 million was attributable to a decrease in realized price, partially offset by a $4.4 million increase in sales volume. Our average realized price per Mcf decreased 83% from $6.67 for the three months ended June 30, 2022 to $1.13 for the three months ended June 30, 2023. The total volume of natural gas sold increased 3,894 MMcf, or 27%, which included an increase of 2,078 MBbls related to the wells acquired in the Titus Acquisition and a net increase of 1,816 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Natural gas liquids revenues
For the three months ended June 30, 2023, natural gas liquids revenues decreased by $35.4 million, or 39%, relative to the comparable period in 2022. Of the decrease, $46.3 million was attributable to a decrease in our realized price resulting from a 52% decrease in our average realized price of $21.45 for the three months ended June 30, 2023 from $44.25 for the three months ended June 30, 2022, partially offset by a $10.9 million increase in sales volumes. The volume of natural gas liquids sold increased by 506 MBbls, or 25%, which included an increase of 310 MBbls related to the wells acquired in the Titus Acquisition and a net increase of 196 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Lease operating expense (“LOE”)
LOE increased by $37.1 million, or 73%, for the three months ended June 30, 2023 relative to the comparable period in 2022, due to a $32.5 million increase resulting from the LOE of the properties acquired in the Titus Acquisition and a $4.6 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended June 30, 2023 decreased by $2.4 million, or 7%, relative to the comparable period in 2022 due to a $8.0 million increase resulting from the properties acquired in the Titus Acquisition, partially offset by a $10.4 million decrease related to our other wells resulting from lower commodity prices.
Impairment expense
During the three months ended June 30, 2023, we recorded non-cash impairment charges of $0.9 million to its oil and natural gas properties due to acreage expirations in our non-core operating areas. No impairments were recorded to the Company's oil and natural gas properties during the three months ended June 30, 2022.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended June 30, 2023 increased by $43.5 million, or 65%, relative to the comparable period in 2022, primarily due to a $29.6 million increase in DD&A related to the assets acquired in the Titus Acquisition and a $13.9 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties which were also affected by inflationary factors experienced in the current year period.

General and administrative expense (“G&A”)
G&A for the three months ended June 30, 2023 increased by $5.9 million, or 42%, relative to the comparable period in 2022, primarily due to a $2.3 million increase in payroll and employee costs associated with increased headcount, a $1.7 million increase primarily due to higher professional fees resulting from overall increased acquisition and operating activities and a $1.9 million increase in stock-based compensation expense.
Exploration expense
During the three months ended June 30, 2023, we incurred $6.1 million in expenses associated with a well that was plugged and abandoned due to mechanical failure. No such expenses were incurred during the three months ended June 30, 2022.
Gain on sale of oil and gas properties
During the three months ended June 30, 2023, we sold certain non-core properties for approximately $54.2 million in cash, resulting in net gains of approximately $49.3 million. There were no material divestitures during the three months ended June 30, 2022. See Note 5. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense increased from $16.6 million for the three months ended June 30, 2022 to $22.1 million for the three months ended June 30, 2023, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes issued in April 2022. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended June 30, 2023, we recorded a net loss on derivative contracts of $40.3 million, consisting of unrealized mark-to-market losses of $39.9 million related to our commodity hedges and net realized losses on settlements of our commodity hedges of $0.4 million. For the three months ended June 30, 2022, we recorded a net loss on derivative contracts of $49.9 million, consisting of unrealized mark-to-market gains of $29.2 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $79.1 million.
Income tax expense
During the three months ended June 30, 2023, we recorded income tax expense of approximately $18.1 million comprised of (1) deferred federal income tax expense for Earthstone of $15.2 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $0.9 million as a result of its share of the distributable income from EEH and (3) income tax expense of $2.0 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2023.

Results of Operations
Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change
Sales volumes:
Oil (MBbl)	8,167	4,004	104%
Natural gas (MMcf)	35,118	20,053	75%
Natural gas liquids (MBbl)	4,980	2,869	74%
Barrels of oil equivalent (MBoe)	19,000	10,214	86%
Average Daily Production (Boepd)	104,974	56,432	86%

Average prices:
Oil (per Bbl)	$74.98	$106.00	(29)%
Natural gas (per Mcf)	$1.44	$5.94	(76)%
Natural gas liquids (per Bbl)	$24.12	$43.66	(45)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$74.22	$83.16	(11)%
Natural gas ($/Mcf)	$1.41	$4.97	(72)%
Natural gas liquids ($/Bbl)	$24.12	$43.66	(45)%

(In thousands)
Oil revenues	$612,375	$424,384	44%
Natural gas revenues	$50,667	$119,083	(57)%
Natural gas liquids revenues	$120,102	$125,234	(4)%

Lease operating expense	$175,580	$72,145	143%
Production and ad valorem taxes	$64,958	$47,510	37%
Impairment expense	$854	$—	NM
Depreciation, depletion and amortization	$220,740	$100,789	119%

General and administrative expense (excluding stock-based compensation)	$25,118	$14,593	72%
Stock-based compensation - equity and liability awards	$12,453	$11,790	6%
General and administrative expense	$37,571	$26,383	42%

Transaction costs	$401	$10,340	(96)%
Exploration expense	$6,548	$92	NM
Gain on sale of oil and gas properties	$46,114	$—	NM
Interest expense, net	$(44,948)	$(21,943)	105%
Write-off of deferred financing costs	$(5,109)	$—	NM

Unrealized loss on derivative contracts	$(59,330)	$(90,602)	(35)%
Realized loss on derivative contracts	$(7,443)	$(110,785)	(93)%
Loss on derivative contracts, net	$(66,773)	$(201,387)	(67)%

Income tax expense	$(36,654)	$(21,155)	73%
NM – Not Meaningful

Oil revenues
For the six months ended June 30, 2023, oil revenues increased by $188.0 million, or 44%, relative to the comparable period in 2022. Of the increase, $312.2 million was attributable to an increase in volume, partially offset by $124.2 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased from $106.00 for the six months ended June 30, 2022 to $74.98, or 29%, for the six months ended June 30, 2023. Additionally, we had a net increase in the volume of oil sold of 4,163 MBbls, or 104%, which included an increase of 3,650 MBbls related to the wells acquired in the Acquisitions and a net increase of 513 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Natural gas revenues
For the six months ended June 30, 2023, natural gas revenues decreased by $68.4 million, or 57%, relative to the comparable period in 2022. Of the decrease, $90.1 million was attributable to a decrease in realized prices, partially offset by $21.7 million due to increased sales volume. Our average realized price per Mcf decreased 76% from $5.94 for the six months ended June 30, 2022 to $1.44 for the six months ended June 30, 2023. The total volume of natural gas sold increased 15,065 MMcf, or 75%, which included an increase of 13,114 MMcf related to the wells acquired in the Acquisitions and a net increase of 1,951 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Natural gas liquids revenues
For the six months ended June 30, 2023, natural gas liquids revenues decreased by $5.1 million, or 4%, relative to the comparable period in 2022. Of the decrease, $50.9 million was attributable to increased volume, partially offset by $56.0 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased 45% from $43.66 for the six months ended June 30, 2022 to $24.12 for the six months ended June 30, 2023. The volume of natural gas liquids sold increased by 2,111 MBbls, or 74%, primarily resulting from an increase of 1,907 MBbls related to the wells acquired in the Acquisitions and a net increase of 204 MBbls primarily attributable to new producing wells partially offset by natural declines in our other wells.
Lease operating expense (“LOE”)
LOE increased by $103.4 million, or 143%, for the six months ended June 30, 2023 relative to the comparable period in 2022, due to a $80.0 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $23.4 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the six months ended June 30, 2023 increased by $17.4 million, or 37%, relative to the comparable period in 2022 due to a $24.1 million increase resulting from the properties acquired in the Acquisitions, partially offset by a $6.7 million decrease related to our other wells resulting from lower commodity prices.
Impairment expense
During the six months ended June 30, 2023, we recorded non-cash impairment charges of $0.9 million to our oil and natural gas properties due to acreage expirations in our non-core operating areas. No impairments were recorded to our oil and natural gas properties during the six months ended June 30, 2022.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the six months ended June 30, 2023 increased by $120.0 million, or 119%, relative to the comparable period in 2022 primarily due to a $110.3 million increase in DD&A related to the assets acquired in the Acquisitions and a $9.7 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties.
General and administrative expense (“G&A”)
G&A for the six months ended June 30, 2023 increased by $11.2 million, or 42%, relative to the comparable period in 2022, due to an increase of $7.0 million in payroll and employee costs associated with increased headcount, $3.5 million primarily related to an increase in professional fees due to overall increased acquisition and operating activities and a $0.7 million increase in stock-based compensation.

Transaction Costs
For the six months ended June 30, 2023, transaction costs decreased by $9.9 million primarily due to legal and professional fees associated with the Chisholm Acquisition in the prior year period.
Exploration expense
During the six months ended June 30, 2023, we incurred $6.5 million in expenses primarily associated with a well that was plugged and abandoned due to mechanical failure. No material Exploration expense was incurred during the six months ended June 30, 2022.
Gain on sale of oil and gas properties, net
During the six months ended June 30, 2023, we sold certain non-core properties for approximately $56.1 million in cash, resulting in net gains of approximately $46.1 million. There were no material divestitures during the six months ended June 30, 2022.
Interest expense, net
Interest expense increased from $21.9 million for the six months ended June 30, 2022 to $44.9 million for the six months ended June 30, 2023, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions and higher effective interest rates resulting from the issuance of the 8.000% Senior Notes issued in April 2022 and higher interest rates on borrowings under the Credit Agreement. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Write-off of deferred financing costs
On March 30, 2023, we settled the $250.0 million term loan tranche of borrowings under the Credit Agreement through an elected revolving commitment and $5.1 million of remaining unamortized deferred financing costs were written off.
Loss on derivative contracts, net
For the six months ended June 30, 2023, we recorded a net loss on derivative contracts of $66.8 million, consisting of unrealized mark-to-market losses of $59.3 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $7.4 million. For the six months ended June 30, 2022, we recorded a net loss on derivative contracts of $201.4 million, consisting of unrealized mark-to-market losses of $90.6 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $110.8 million.
Income tax expense
During the six months ended June 30, 2023, we recorded income tax expense of approximately $36.7 million comprised of (1) deferred federal income tax expense for Earthstone of $31.0 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $1.8 million as a result of its share of the distributable income from EEH and (3) income tax expense of $3.9 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended June 30, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash
With the pending Novo Acquisition, we will be re-allocating our drilling rigs and capital plans. Upon closing the Novo Acquisition, we expect to have four drilling rigs operating in the Delaware Basin and one drilling rig operating in the Midland Basin, however, we expect total 2023 capital expenditures of $725 to $775 million to remain unchanged. We expect capital expenditures to be funded by cash flows from operations. During the six months ended June 30, 2023, we generated $476.8 million of cash flows from operating activities. We incurred $357.2 million in cash additions to oil and natural gas properties ($376.7 million of capital expenditures on an accrual basis) during the six months ended June 30, 2023. As of June 30, 2023, we had available borrowings under our Credit Agreement of approximately $1.4 billion.

Although we expect cash flows from operations and capacity under our Credit Agreement to be sufficient to fund our expected 2023 capital program and to service our debt obligations, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events, challenging environmental regulations and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.
We believe we will have sufficient liquidity with cash flows from operations and borrowings under our Credit Agreement to meet our capital requirements for the next 12 months.
Working Capital
Working capital (presented below) was a deficit of $170.8 million as of June 30, 2023. Of the $170.8 million working capital deficit, $24.6 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to June 30, 2023) resulting from increased oil price futures as of June 30, 2023. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When removed, the remaining working capital deficit of $146.2 million is $1.3 billion less than our available borrowings as of June 30, 2023 of $1.4 billion. The components of working capital are presented below:

	June 30,	December 31,
(In thousands)	2023	2022
Current assets:
Cash and cash equivalents	$49,500	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	111,436	161,531
Joint interest billings and other, net of allowance of $19 and $19 at June 30, 2023 and December 31, 2022, respectively	24,196	34,549
Derivative asset	7,106	31,331
Prepaid expenses and other current assets	19,658	18,854
Total current assets	211,896	246,265

Current liabilities:
Accounts payable	$53,824	$91,815
Revenues and royalties payable	166,380	163,368
Accrued expenses	102,201	80,942
Asset retirement obligation	860	948
Derivative liability	31,702	14,053
Advances	11,449	7,312
Operating lease liabilities	906	842
Finance lease liabilities	1,083	802
Other current liabilities	14,335	16,202
Total current liabilities	382,740	376,284

Working Capital	$(170,844)	$(130,019)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2023 increased to $476.8 million compared to $337.7 million for the six months ended June 30, 2022, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.

Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2023 decreased to $377.7 million from $1.2 billion for the six months ended June 30, 2022, due to the impact of approximately $1.0 billion in prior year acquisition of oil and gas properties, partially offset by increased current year spending related to the execution of our drilling program.
Cash Flows from Financing Activities
Cash flows used in financing activities of $49.6 million for the six months ended June 30, 2023 primarily resulted from the use of operating cash flows and proceeds from the issuance of the 2031 Notes to pay off borrowings under the Credit Agreement. Cash flows provided by financing activities of $875.3 million for the six months ended June 30, 2022 primarily resulted from net borrowings used to finance the acquisition of oil and natural gas properties.
Capital Expenditures
Our accrual basis capital expenditures for the three and six months ended June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Drilling and completions	$173,702	$375,086
Leasehold costs	738	1,626
Total capital expenditures	$174,440	$376,712

Hedging Activities
The following table sets forth our outstanding derivative contracts at June 30, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil	1,145,200	$74.90
Q1 - Q4 2024	Crude Oil	621,600	$69.28
Q3 - Q4 2023	Crude Oil Basis Swap (1)	4,692,000	$0.92
Q3 - Q4 2023	Natural Gas	2,300,000	$3.35
Q3 - Q4 2023	Natural Gas Basis Swap (2)	25,760,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil Costless Collar	2,120,800	$62.73	$85.26
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q3 - Q4 2023	Natural Gas Costless Collar	13,298,800	$3.12	$5.21
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2023	Crude Oil	791,200	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04

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

The following is a summary of our open oil and natural gas derivative contracts as of June 30, 2023:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil	1,145,200	$74.90
Q1 - Q4 2024	Crude Oil	621,600	$69.28
Q3 - Q4 2023	Crude Oil Basis Swap (1)	4,692,000	$0.92
Q3 - Q4 2023	Natural Gas	2,300,000	$3.35
Q3 - Q4 2023	Natural Gas Basis Swap (2)	25,760,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q3 - Q4 2023	Crude Oil Costless Collar	2,120,800	$62.73	$85.26
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q3 - Q4 2023	Natural Gas Costless Collar	13,298,800	$3.12	$5.21
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q3 - Q4 2023	Crude Oil	791,200	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04
Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $32.9 million at June 30, 2023. Based on the published commodity futures price curves for the underlying commodity as of June 30, 2023, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $7.3 million to an overall net liability position of $25.6 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $7.3 million to an overall net liability position of $40.2 million. There would also be a similar increase or decrease in loss on derivative contracts, net in the Condensed Consolidated Statements of Operations.
Interest Rate Sensitivity
From time to time, we are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At June 30, 2023, the Company had no outstanding borrowings subject to variable interest rates.
Disclosure of Limitations
Because the information above included only those exposures that existed at June 30, 2023, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to commodity price fluctuations and interest expense incurred with respect to interest rate fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act, Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. The Company’s threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million. As of June 30, 2023, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
We sold no unregistered equity securities during the six months ended June 30, 2023.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 2023	—	$—	—	—
May 2023	—	—	—	—
June 2023	56,683	$14.10	—	—
(1)All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards and performance unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

EARTHSTONE ENERGY, INC.

Date:	August 2, 2023	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration