Form 10-Q
period 2023-09-30
EARTHSTONE ENERGY INC
filed 2023-10-31
CIK 10254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 24, 2023, there were 140,701,232 shares of common stock outstanding, including 106,445,591 shares of Class A Common Stock, $0.001 par value per share, and 34,255,641 shares of Class B Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$16,592	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	177,353	161,531
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2023 and December 31, 2022, respectively	32,574	34,549
Derivative asset	1,542	31,331
Prepaid expenses and other current assets	40,323	18,854
Total current assets	268,384	246,265

Oil and gas properties, successful efforts method:
Proved properties	5,488,844	3,987,901
Unproved properties	305,706	282,589
Land	6,338	5,482
Total oil and gas properties	5,800,888	4,275,972

Accumulated depreciation, depletion and amortization	(955,434)	(619,196)
Net oil and gas properties	4,845,454	3,656,776

Other noncurrent assets:
Office and other equipment, net of accumulated depreciation of $6,601 and $5,273 at September 30, 2023 and December 31, 2022, respectively	6,724	5,394
Derivative asset	507	9,117
Operating lease right-of-use assets	6,573	4,569
Other noncurrent assets	18,913	15,280
TOTAL ASSETS	$5,146,555	$3,937,401
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,995	$91,815
Revenues and royalties payable	209,589	163,368
Accrued expenses	221,366	80,942
Asset retirement obligation	415	948
Derivative liability	50,369	14,053
Advances	6,338	7,312
Operating lease liabilities	923	842
Finance lease liabilities	1,359	802
Other current liabilities	23,689	16,202
Total current liabilities	576,043	376,284

Noncurrent liabilities:
Long-term debt, net	1,722,066	1,053,879
Deferred tax liability	193,266	138,336

Asset retirement obligation	32,210	29,611
Derivative liability	7,612	—
Operating lease liabilities	3,286	3,889
Finance lease liabilities	1,538	876
Other noncurrent liabilities	28,633	10,509
Total noncurrent liabilities	1,988,611	1,237,100

Commitments and Contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued or outstanding	—	—
Class A Common Stock, $0.001 par value, 200,000,000 shares authorized; 106,443,591 and 105,547,139 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	106	106
Class B Common Stock, $0.001 par value, 50,000,000 shares authorized; 34,257,641 and 34,259,641 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	34	34
Additional paid-in capital	1,348,580	1,346,463
Retained earnings	472,659	292,711
Total Earthstone Energy, Inc. equity	1,821,379	1,639,314
Noncontrolling interest	760,522	684,703
Total equity	2,581,901	2,324,017

TOTAL LIABILITIES AND EQUITY	$5,146,555	$3,937,401
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES
Oil	$366,574	$332,036	$978,949	$756,420
Natural gas	39,275	113,937	89,942	233,020
Natural gas liquids	69,967	85,522	190,069	210,756
Total revenues	475,816	531,495	1,258,960	1,200,196

OPERATING COSTS AND EXPENSES
Lease operating expense	101,156	75,829	276,736	147,974
Production and ad valorem taxes	38,419	40,219	103,377	87,729
Depreciation, depletion and amortization	123,059	90,880	343,799	191,669
Impairment expense	—	—	854	—
General and administrative expense	26,508	14,188	64,079	40,571
Transaction costs	1,503	1,778	1,904	12,118
Accretion of asset retirement obligation	683	758	1,958	1,863
Exploration expense	488	2,248	7,036	2,340
Total operating costs and expenses	291,816	225,900	799,743	484,264

Gain on sale of oil and gas properties	1,290	14,803	47,404	14,803

Income from operations	185,290	320,398	506,621	730,735

OTHER INCOME (EXPENSE)
Interest expense, net	(34,232)	(20,988)	(79,180)	(42,931)
Write-off of deferred financing costs	—	—	(5,109)	—
(Loss) gain on derivative contracts, net	(45,047)	60,286	(111,820)	(141,101)
Other income, net	70	134	882	430
Total other income (expense)	(79,209)	39,432	(195,227)	(183,602)

Income before income taxes	106,081	359,830	311,394	547,133
Income tax expense	(18,930)	(60,518)	(55,584)	(81,673)
Net income	87,151	299,312	255,810	465,460

Less: Net income attributable to noncontrolling interest	25,793	87,856	75,862	142,597

Net income attributable to Earthstone Energy, Inc.	$61,358	$211,456	$179,948	$322,863

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.58	$2.01	$1.69	$3.91
Diluted	$0.57	$1.94	$1.67	$3.61

Weighted average common shares outstanding:
Basic	106,332,278	105,254,778	106,172,873	82,483,635
Diluted	108,285,229	109,278,661	107,741,704	92,844,854

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2022	—	105,547,139	34,259,641	$—	$106	$34	$1,346,463	$292,711	$1,639,314	$684,703	$2,324,017
Stock-based compensation expense	—	—	—	—	—	—	3,844	—	3,844	—	3,844
Vesting of restricted stock units, net of taxes paid	—	756,429	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	460,473	—	—	—	—	(6,342)	—	(6,342)	—	(6,342)
Cancellation of Treasury shares	—	(460,473)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	60,548	60,548	25,663	86,211
At March 31, 2023	—	106,303,568	34,259,641	—	$106	$34	$1,343,965	$353,259	$1,697,364	710,366	$2,407,730
Stock-based compensation expense	—	—	—	—	—	—	3,937	—	3,937	—	3,937
Vesting of restricted stock units, net of taxes paid	—	131,381	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	56,683	—	—	—	—	(799)	—	(799)	—	(799)
Cancellation of Treasury shares	—	(56,683)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	2,000	(2,000)	—	—	—	43	—	43	(43)	—
Settlement of Chisholm escrow shares	—	(105,894)	—	—	—	—	(1,489)	—	(1,489)	—	(1,489)
Net income	—	—	—	—	—	—	—	58,042	58,042	24,406	82,448
At June 30, 2023	—	106,331,055	34,257,641	—	$106	$34	$1,345,657	$411,301	$1,757,098	734,729	$2,491,827
Stock-based compensation expense	—	—	—	—	—	—	3,912	—	3,912	—	3,912
Vesting of restricted stock units, net of taxes paid	—	112,536	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,870	—	—	—	—	(989)	—	(989)	—	(989)
Cancellation of Treasury shares	—	(48,870)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	61,358	61,358	25,793	87,151
At September 30, 2023	—	106,443,591	34,257,641	$—	$106	$34	$1,348,580	$472,659	$1,821,379	760,522	$2,581,901

	Issued Shares
	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Series A Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Total Earthstone Energy, Inc. Equity	Noncontrolling Interest	Total Equity
At December 31, 2021	—	53,467,307	34,344,532	$—	$53	$34	$718,181	$(159,774)	$558,494	$487,767	$1,046,261
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,301	—	2,301	—	2,301
Shares issued in connection with Chisholm Acquisition	—	19,417,476	—	—	19	—	249,496	—	249,515	—	249,515
Vesting of restricted stock units, net of taxes paid	—	483,251	—	—	1	—	(1)	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	286,892	—	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Cancellation of Treasury shares	—	(286,892)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	72,766	(72,766)	—	—	—	1,014	—	1,014	(1,014)	—
Net loss	—	—	—	—	—	—	—	(33,478)	(33,478)	(18,399)	(51,877)
At March 31, 2022	—	73,440,800	34,271,766	—	$73	$34	$967,093	$(193,252)	$773,948	$468,354	$1,242,302
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,693	—	2,693	—	2,693
Issuance of Series A Convertible Preferred Stock, net of offering costs of $674	280,000	—	—	—	—	—	279,326	—	279,326	—	279,326
Shares issued in connection with Bighorn Acquisition	—	5,650,977	—	—	6	—	77,751	—	77,757	—	77,757
Vesting of restricted stock units, net of taxes paid	—	115,521	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,232	—	—	—	—	(719)	—	(719)	—	(719)
Cancellation of Treasury shares	—	(48,232)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	10,125	(10,125)	—	—	—	149	—	149	(149)	—
Net income	—	—	—	—	—	—	—	144,885	144,885	73,140	218,025
At June 30, 2022	280,000	79,217,423	34,261,641	—	$79	$34	$1,326,293	$(48,367)	$1,278,039	$541,345	$1,819,384
Stock-based compensation expense - equity portion	—	—	—	—	—	—	2,745	—	2,745	—	2,745
Conversion of Series A Convertible Preferred Stock	(280,000)	25,225,225	—	—	25	—	(25)	—	—	—	—
Shares issued in connection with Titus Acquisition	—	3,857,015	—	—	4	—	53,570	—	53,574	—	53,574
Vesting of restricted stock units, net of taxes paid	—	117,263	—	—	—	—	—	—	—	—	—
Class A Shares retained by the Company in exchange for payment of recipient mandatory tax withholdings	—	48,073	—	—	—	—	(552)	—	(552)	—	(552)
Cancellation of treasury shares	—	(48,073)	—	—	—	—	—	—	—	—	—
Class B Common Stock converted to Class A Common Stock	—	—	—	—	—	—	(5)	—	(5)	5	—
Net income	—	—	—	—	—	—	—	211,456	211,456	87,856	299,312
At September 30, 2022	—	108,416,926	34,261,641	—	$108	$34	$1,382,026	$163,089	$1,545,257	629,206	$2,174,463

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

EARTHSTONE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$255,810	$465,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	343,799	191,669
Impairment of oil and gas properties	854	—
Accretion of asset retirement obligations	1,958	1,863
Settlement of asset retirement obligations	(1,727)	(664)
Gain on sale of oil and gas properties	(47,404)	(14,803)
Gain on sale of office and other equipment	(33)	(152)
Total loss on derivative contracts, net	111,820	141,101
Operating portion of net cash paid in settlement of derivative contracts	(29,494)	(169,708)
Stock-based compensation - equity and liability awards	26,977	15,112
Deferred income taxes	54,930	77,591
Write-off of deferred financing costs	5,109	—
Amortization of deferred financing costs	5,704	3,723
Changes in assets and liabilities (net of assets and liabilities acquired):
(Increase) decrease in accounts receivable	63,523	(189,504)
(Increase) decrease in prepaid expenses and other current assets	(11,307)	(16,546)
Increase (decrease) in accounts payable and accrued expenses	(43,326)	92,450
Increase (decrease) in revenues and royalties payable	26,273	94,260
Increase (decrease) in advances	(1,568)	11,317
Net cash provided by operating activities	761,898	703,169
Cash flows from investing activities:
Acquisition of oil and gas properties, net of cash acquired	(924,482)	(1,518,269)
Additions to oil and gas properties	(522,404)	(325,109)
Additions to office and other equipment	(840)	(1,694)
Proceeds from sales of oil and gas properties	57,353	26,165
Net cash used in investing activities	(1,390,373)	(1,818,907)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	3,467,269	2,348,728
Repayments of borrowings under Credit Agreement	(3,037,022)	(2,276,996)
Proceeds from issuance of 8.000% Senior Notes due 2027, net	—	537,256
Proceeds from issuance of 9.875% Senior Notes due 2031, net	480,304	—
Proceeds from term loan	—	244,209
Repayment of term loan	(250,000)	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of offering costs of $674	—	279,326
Cash paid related to the exchange and cancellation of Class A Common Stock	(8,131)	(5,168)
Cash paid for finance leases	(599)	(408)
Deferred financing costs	(6,754)	(15,222)
Net cash provided by financing activities	645,067	1,111,725
Net increase (decrease) in cash and cash equivalents	16,592	(4,013)
Cash and cash equivalents at beginning of period	—	4,013
Cash and cash equivalents at end of period	$16,592	$—

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
Earthstone is the sole managing member of Earthstone Energy Holdings, LLC, a Delaware limited liability company (together with its wholly-owned consolidated subsidiaries, “EEH”), with a controlling interest in EEH. Earthstone, together with its wholly-owned subsidiary, Lynden Energy Corp., a corporation organized under the laws of British Columbia (“Lynden Corp”), and Lynden Corp’s wholly-owned consolidated subsidiary, Lynden USA Inc., a Utah corporation (“Lynden US”), collectively own a 75.7% interest in EEH. The Company consolidates the financial results of EEH and presents a noncontrolling interest in the Condensed Consolidated Financial Statements representing the economic interests of EEH’s members other than Earthstone and Lynden US. Each of the outstanding shares of Class A common stock, $0.001 par value per share of Earthstone (the “Class A Common Stock”), has a corresponding unit of limited liability company interests denominated as a common unit in EEH (an “EEH Unit”). Each of the outstanding shares of Class B common stock, $0.001 par value per share of Earthstone (the “Class B Common Stock” and with the Class A Common Stock, “Common Stock”), has a corresponding EEH Unit and collectively represent the noncontrolling interests in the Condensed Consolidated Financial Statements.
At any time, at the holder’s discretion, a holder of an EEH Unit and a share of Class B Common Stock may receive a share of Class A Common Stock in exchange for an EEH Unit and a corresponding share of Class B Common Stock, resulting in the immediate cancellation of both the EEH Unit and share of Class B Common Stock exchanged. As of September 30, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.7 million, consisting of 106.4 million shares of Class A Common Stock and 34.3 million shares of Class B Common Stock.
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
Permian Resources Merger Agreement
On August 21, 2023, Earthstone entered into an agreement and plan of merger (the “Merger Agreement”) with Permian Resources Corporation, a Delaware corporation (“PR”), and certain of its subsidiaries, pursuant to which, subject to the conditions of the Merger Agreement, PR will acquire the Company in an all-stock transaction (“Merger”). Upon completion of the Merger Agreement, each outstanding share of Class A Common Stock will be converted into the right to receive 1.446 shares of PR’s Class A common stock, par value $0.0001 per share (the “PR Class A Common Stock”), and each share of Class B Common Stock will be converted into the right to receive 1.446 shares of PR’s Class C common stock, par value $0.0001 per share (the “PR Class C Common Stock”). On October 30, 2023, at the special meeting of stockholders of Earthstone, the stockholders of Earthstone approved the Merger Agreement and the transactions contemplated thereby, among other proposals. The parties to the Merger Agreement expect the Merger to close on or about November 1, 2023, subject to other customary closing conditions. The consolidated financial statements and notes presented herein have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2. Noncontrolling Interest
Earthstone consolidates the financial results of EEH and its subsidiaries and records a noncontrolling interest for the economic interest in Earthstone held by the members of EEH other than Earthstone and Lynden US. Net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 represents the portion of net income attributable to the economic interest in the Company held by the members of EEH other than Earthstone and Lynden US. Noncontrolling interest in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 represents the portion of net assets of the Company attributable to the members of EEH other than Earthstone and Lynden US.

The following table presents the changes in noncontrolling interest for the nine months ended September 30, 2023:

	EEH Units Held By Earthstone and Lynden US	%	EEH Units Held By Others	%	Total EEH Units Outstanding
As of December 31, 2022	105,547,139	75.5%	34,259,641	24.5%	139,806,780
EEH Units exchanged for shares of Class A Common Stock	2,000		(2,000)		—
EEH Units cancelled in connection with the settlement of Chisholm escrow shares	(105,894)		—		(105,894)
EEH Units issued in connection with the vesting of restricted stock units and performance units	1,000,346		—		1,000,346
As of September 30, 2023	106,443,591	75.7%	34,257,641	24.3%	140,701,232

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2023.

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
Share-based Compensation Liability
Certain of our performance-based stock awards (“PSUs”) and performance-based restricted stock units (“PRSUs” and collectively with the PSUs, “performance units”) may be payable in cash. The Company classifies the awards that may be settled in cash as liability awards. These awards are valued quarterly utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes grant date fair value based on the most likely outcome. The inputs for the Monte Carlo model are designated as Level 2 within the valuation hierarchy. The share-based compensation liability related to the performance unit liability awards is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2023.
The following table summarizes the fair value of the Company’s financial assets and liabilities, by level within the fair-value hierarchy (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Financial assets
Derivative asset - current	$—	$1,542	$—	$1,542
Derivative asset - noncurrent	—	507	—	507
Total financial assets	$—	$2,049	$—	$2,049

Financial liabilities
Derivative liability - current	$—	$50,369	$—	$50,369
Derivative liability - noncurrent	—	7,612	—	7,612
Share-based compensation liability - current	—	20,359	—	20,359
Share-based compensation liability - noncurrent	—	5,153	—	5,153
Total financial liabilities	$—	$83,493	$—	$83,493

December 31, 2022
Financial assets
Derivative asset - current	$—	$31,331	$—	$31,331
Derivative asset - noncurrent	—	9,117	—	9,117
Total financial assets	$—	$40,448	$—	$40,448

Financial liabilities
Derivative liability - current	$—	$14,053	$—	$14,053
Share-based compensation liability - current	—	14,411	—	14,411
Share-based compensation liability - noncurrent	—	10,357	—	10,357
Total financial liabilities	$—	$38,821	$—	$38,821

Other financial instruments include cash, accounts receivable and payable, and revenue royalties. The carrying amount of these instruments approximates fair value because of their short-term nature. The Company’s revolving credit facility obligation

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
bears interest at floating market rates, therefore carrying amounts and fair value of any outstanding amounts would be approximately equal. The 2027 Notes and 2031 Notes bear interest at fixed rates.
Fair Value on a Nonrecurring Basis
The Company applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties, business combinations and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment were observed during the nine months ended September 30, 2023. See further discussion in Note 6. Oil and Natural Gas Properties.
Items Not Recorded at Fair Value
The carrying amounts reported on the unaudited consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets, accounts payable, revenues and royalties payable, accrued expenses and other current liabilities approximate their fair values.
The Company has not elected to account for its debt instruments at fair value. Borrowings under the revolving tranche and term loan tranche of the Company’s credit facility bear interest at floating market rates, therefore the carrying amounts and fair values were approximately equal as of September 30, 2023 and December 31, 2022. The carrying value of the 2027 Notes, net of $9.0 million of deferred financing costs, of $541.0 million and accrued interest of $20.3 million had an estimated fair value of $563.1 million as of September 30, 2023. The carrying value of the 2031 Notes, net of the $10.0 million original issue discount and $9.3 million of deferred financing costs, of $480.7 million and accrued interest of $12.5 million had an estimated fair value of $546.7 million as of September 30, 2023. There were no other debt instruments outstanding at September 30, 2023.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth the Company's open crude oil and natural gas derivative contracts as of September 30, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil	653,200	$74.25
Q1 - Q4 2024	Crude Oil	1,719,600	$76.28
Q4 2023	Crude Oil Basis Swap (1)	2,346,000	$0.92
Q4 2023	Natural Gas	1,150,000	$3.35
Q4 2023	Natural Gas Basis Swap (2)	12,880,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil Costless Collar	1,122,400	$62.58	$84.84
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q4 2023	Natural Gas Costless Collar	7,090,400	$3.00	$4.91
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Deferred Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2023	Crude Oil	395,600	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04
The following table summarizes the location and fair value amounts of all derivative instruments in the Condensed Consolidated Balance Sheets as well as the gross recognized derivative assets, liabilities, and amounts offset in the Condensed Consolidated Balance Sheets (in thousands):

		September 30, 2023			December 31, 2022
Derivatives not designated as hedging contracts under ASC Topic 815	Balance Sheet Location	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities	Gross Recognized Assets / Liabilities	Gross Amounts Offset	Net Recognized Assets / Liabilities
Commodity contracts	Derivative asset - current	$5,242	$(3,700)	$1,542	$51,803	$(20,472)	$31,331
Commodity contracts	Derivative liability - current	$54,069	$(3,700)	$50,369	$34,525	$(20,472)	$14,053
Commodity contracts	Derivative asset - noncurrent	$1,615	$(1,108)	$507	$9,117	$—	$9,117
Commodity contracts	Derivative liability - noncurrent	$8,720	$(1,108)	$7,612	$—	$—	$—

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivatives instruments in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows (in thousands):

Derivatives not designated as hedging contracts under ASC Topic 815			Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Cash Flows Location	Statement of Operations Location	2023	2022	2023	2022
Unrealized (loss) gain	Not separately presented	Not separately presented	$(22,996)	$119,209	$(82,326)	$28,607
Realized loss	Operating portion of net cash paid in settlement of derivative contracts	Not separately presented	(22,051)	(58,923)	(29,494)	(169,708)
	Total (loss) gain on derivative contracts, net	(Loss) gain on derivative contracts, net	$(45,047)	$60,286	$(111,820)	$(141,101)

Note 5. Acquisitions and Divestitures
Novo Acquisition
On June 14, 2023, EEH, as purchaser, entered into (i) a Securities Purchase Agreement (the “Novo Purchase Agreement”) with Novo Oil & Gas Legacy Holdings, LLC (“Holdings”), Novo Intermediate, LLC (“Intermediate,” and together with Holdings, collectively, the “Sellers”) and Novo Oil & Gas Holdings, LLC (“Novo”), pursuant to which EEH would acquire 100% of the issued and outstanding equity interests (the “Subject Securities”) of Novo (the “Novo Acquisition”) and (ii) an Acquisition and Cooperation Agreement (the “Cooperation Agreement”) with Northern Oil and Gas, Inc. (“NOG”), pursuant to which NOG agreed to acquire, immediately after the closing of the Novo Acquisition, an undivided 1/3 interest in Novo’s oil and natural gas properties and related assets (the “Novo Assets”) acquired pursuant to the Novo Purchase Agreement (the “Novo Divestiture” and, together with the Novo Acquisition, the “Novo Transactions”).
On August 15, 2023, the transactions contemplated in the Novo Purchase Agreement were consummated whereby EEH acquired the Subject Securities for aggregate cash consideration of approximately $1.4 billion net of customary preliminary purchase price adjustments and subject to final post-closing settlement between EEH and the Sellers (which included a $112.5 million cash deposit previously paid into escrow by EEH and NOG upon execution of the Novo Purchase Agreement and the Cooperation Agreement), which was funded with a combination of cash on hand (including cash proceeds received pursuant to the Novo Divestiture) and borrowings under the Credit Agreement.
Prior to the Novo Acquisition, EnCap Investments L.P. and certain of its affiliates (collectively, “EnCap”) owned all of the Subject Securities and, as of the date of the closing of the Acquisition, EnCap beneficially owned approximately 39.9% of the outstanding voting power of Earthstone. Three of Earthstone’s directors are employed by EnCap. The Novo Purchase Agreement and the Novo Acquisition contemplated thereby were previously evaluated and approved by the conflicts committee of the board of directors of Earthstone. See Note 12. Related Party Transactions for further discussion.
Additionally, on August 15, 2023, immediately after the completion of the Novo Acquisition, the Novo Divestiture was completed whereby EEH received approximately $468.4 million in cash, net of customary preliminary purchase price adjustments and subject to final post-closing settlement between EEH and NOG (which included a $37.5 million cash deposit previously paid into escrow by NOG upon the execution of the Cooperation Agreement) from NOG pursuant to the Cooperation Agreement in exchange for the transfer to NOG of an undivided one-third interest in the Novo Assets.
The Novo Acquisition was accounted for as an asset acquisition. The consideration paid by the Company and allocation of that amount to the underlying assets acquired, on a relative fair value basis, was recorded on the Company's books as of the date of the closing of the Novo Acquisition. Additionally, costs directly related to the Novo Acquisition were capitalized as a component of the purchase price. The consideration transferred, assets acquired and liabilities assumed by the Company were recorded as follows (in thousands):

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Cash consideration	$936,929
Direct transaction costs	10,038
Total consideration transferred	$946,967

Assets acquired:
Cash	$15,053
Current assets	78,806
Oil and gas properties	983,842
Other noncurrent assets	5,908
Amount attributable to assets acquired	$1,083,609

Liabilities assumed:
Current liabilities	$113,895
Asset retirement obligations	1,844
Other noncurrent liabilities	20,903
Amount attributable to liabilities assumed	$136,642

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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consideration:
Shares of Class A Common Stock issued	3,857,015
Class A Common Stock price as of August 10, 2022	$13.89
Class A Common Stock consideration	53,574
Cash consideration	568,184
Direct transaction costs	1,202
Total consideration transferred	$622,960

Assets acquired:
Oil and gas properties	$626,727
Amount attributable to assets acquired	$626,727

Liabilities assumed:
Current liabilities	$2,853
Noncurrent liabilities - ARO	914
Amount attributable to liabilities assumed	$3,767

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
Divestitures
During the three and nine months ended September 30, 2023, the Company sold certain non-core properties for approximately $1.3 million and $57.4 million, respectively, in cash, resulting in net gains of approximately $1.3 million and $47.4 million, respectively, recorded in Gain on sale of oil and gas properties, net in the Condensed Consolidated Statements of Operations for each of the periods then ended.
During both the three and nine months ended September 30, 2022, the Company sold certain non-core properties for approximately $26.2 million in cash, resulting in a net gain of approximately $14.8 million recorded in Gain on sale of oil and gas properties, net in the Condensed Consolidated Statements of Operations for the period then ended.
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
The Company’s lease acquisition costs and development costs of proved oil and natural gas properties are amortized using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively. For the three and nine months ended September 30, 2023, depletion expense for oil and gas producing property and related

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
equipment was $122.5 million and $342.4 million, respectively For the three and nine months ended September 30, 2022, depletion expense for oil and gas producing property and related equipment was $90.4 million and $190.8 million, respectively.
Our accrual basis capital expenditures for the three and nine months ended September 30, 2023, were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Development costs	$186,078	$561,164
Leasehold costs	5,633	7,259
Total capital expenditures	$191,711	$568,423

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
Impairments to Oil and Natural Gas Properties
During the nine months ended September 30, 2023, the Company recorded non-cash impairment charges of $0.9 million to its oil and natural gas properties due to acreage expirations in non-core operating areas. No impairments were recorded to the Company's oil and natural gas properties during the three months ended September 30, 2023 and 2022.
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

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of Net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income attributable to Earthstone Energy, Inc.	$61,358	$211,456	$179,948	$322,863

Net income attributable to Earthstone Energy, Inc. from assumed conversion of Series A Convertible Preferred Stock	—	1,068	—	12,388

Net income attributable to Earthstone Energy, Inc. - Diluted	$61,358	$212,524	$179,948	$335,251

Net income per common share attributable to Earthstone Energy, Inc.:
Basic	$0.58	$2.01	$1.69	$3.91
Diluted	$0.57	$1.94	$1.67	$3.61

Weighted average common shares outstanding
Basic	106,332,278	105,254,778	106,172,873	82,483,635
Add potentially dilutive securities:
Unvested restricted stock units	326,041	353,889	313,342	466,453
Unvested performance units	1,626,910	2,024,871	1,255,489	2,133,158
Series A Convertible Preferred Stock	—	1,645,123	—	7,761,608
Diluted weighted average common shares outstanding	108,285,229	109,278,661	107,741,704	92,844,854

The Class B Common Stock has been excluded, as its conversion would eliminate noncontrolling interest and net income attributable to noncontrolling interest of $25.8 million for the three months ended September 30, 2023 and net income attributable to noncontrolling interest of $75.9 million for the nine months ended September 30, 2023 would be added back to Net income attributable to Earthstone Energy, Inc. for the periods then ended, having no dilutive effect on Net income per common share attributable to Earthstone Energy, Inc.
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
Note 8. Common Stock
Class A Common Stock
At September 30, 2023 and December 31, 2022, there were 106,443,591 and 105,547,139 shares of Class A Common Stock issued and outstanding, respectively.
During the three and nine months ended September 30, 2023, as a result of the vesting and settlement of performance units and restricted stock units under the Earthstone Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), Earthstone issued 161,406 and 1,566,372 shares, respectively, of Class A Common Stock, of which 48,870 and 566,026 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. For further discussion, see Note 9. Stock-Based Compensation. Additionally, on April 10, 2023, 105,894 shares of Class A Common Stock were released to Earthstone from escrow and canceled in connection with the settlement of the Chisholm Acquisition.
During the three and nine months ended September 30, 2022, as a result of the vesting and settlement of performance units and restricted stock units under the 2014 Plan, Earthstone issued 165,336 and 1,099,232 shares, respectively, of Class A Common Stock, of which 48,073 and 383,197 shares, respectively, of Class A Common Stock were retained as treasury stock and canceled to satisfy the related employee income tax liability. In connection with the Chisholm Acquisition, on February 15,

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022, Earthstone issued 19,417,476 shares of Class A Common Stock valued at approximately $249.5 million on that date. In connection with the closing of the Bighorn Acquisition, on April 14, 2022, Earthstone issued 5,650,977 shares of Class A Common Stock valued at approximately $77.8 million on that date.
Class B Common Stock
At September 30, 2023 and December 31, 2022, there were 34,257,641 and 34,259,641 shares of Class B Common Stock issued and outstanding. Each share of Class B Common Stock, together with one EEH Unit, is convertible into one share of Class A Common Stock. During the three and nine months ended September 30, 2023, 0 and 2,000 shares of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock. During the three and nine months ended September 30, 2022, 0 and 82,891 shares, respectively, of Class B Common Stock and EEH Units were exchanged for an equal number of shares of Class A Common Stock.
Note 9. Stock-Based Compensation
Restricted Stock Units
The 2014 Plan, allows, among other things, for the grant of restricted stock units (“RSUs”). As of September 30, 2023, the maximum number of shares of Class A Common Stock that may be issued under the 2014 Plan was 12.0 million shares.
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
The table below summarizes RSU award activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	869,978	$11.40
Granted	426,655	$13.38
Forfeited	(25,526)	$12.22
Vested	(522,572)	$11.00
Unvested RSUs at September 30, 2023	748,535	$12.78

As of September 30, 2023, there was $9.3 million of unrecognized compensation expense related to the RSU awards which will be recognized over a weighted average period of 0.98 years.
For the three and nine months ended September 30, 2023, Stock-based compensation related to RSUs was $1.7 million and $5.3 million, respectively. For the three and nine months ended September 30, 2022, Stock-based compensation related to RSUs was $1.5 million and $4.2 million, respectively.
Performance Units
Performance units include both performance-based stock units (“PSUs”) and performance-based restricted stock units (“PRSUs”). The table below summarizes performance unit activity for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Performance Units at December 31, 2022	2,616,085	$10.21
Granted	559,325	$18.86
Vested	(1,043,800)	$5.36
Unvested Performance Units at September 30, 2023	2,131,610	$14.85

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
As of September 30, 2023, there was $17.7 million of unrecognized compensation expense related to all PSU awards which will be amortized over a weighted average period of 0.86 years.
For the three and nine months ended September 30, 2023, Stock-based compensation related to all performance units was approximately $12.8 million and $21.7 million, respectively. For the three and nine months ended September 30, 2022, Stock-based compensation related to all performance units was approximately $1.8 million and $10.9 million, respectively.
The Company classifies awards that will be settled in cash as liability awards. PSU grants to be settled in shares are classified as equity awards. Corresponding liabilities of $20.4 million and $14.4 million related to the performance units were included in Other current liabilities and Accrued expenses, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Additionally, corresponding liabilities of $5.2 million and $10.4 million related to the performance units were included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.
Note 10. Long-Term Debt
The Company's long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility	$700,383	$270,136
Term loan under credit facility due 2027	—	250,000
8.000% Senior notes due 2027	550,000	550,000
9.875% Senior notes due 2031	500,000	—
	1,750,383	1,070,136
Unamortized debt issuance costs on term loan	—	(5,309)
Unamortized debt issuance costs on 8.000% Senior notes	(9,016)	(10,948)
Original issue discount on 9.875% Senior notes	(9,956)	—
Unamortized debt issuance costs on 9.875% Senior notes	(9,345)	—
Long-term debt, net	$1,722,066	$1,053,879

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
On July 7, 2023, Earthstone, EEH, Wells Fargo, the Lenders and the guarantors party thereto entered into an amendment (the “Ninth Amendment”) to the Credit Agreement. Among other things, the Ninth Amendment (i) added JPMorgan Chase Bank, N.A. and Citibank N.A. as new Lenders, arrangers, and documentation agents for the Lenders under the Credit Agreement, (ii) increased the aggregate elected borrowing base commitments from $1.40 billion to $1.75 billion, and (iii) increased the borrowing base from $1.65 billion to $2.00 billion.
The next regularly scheduled redetermination of the borrowing base is expected to occur on or around December 31, 2023. Subsequent redeterminations are expected to occur on or about each May 1st and November 1st thereafter. The amounts borrowed under the Credit Agreement bear annual interest rates at either (a) the adjusted SOFR Rate (as customarily defined) (the “Adjusted Term SOFR Rate”) plus 2.25% to 3.25% or (b) the sum of (i) the greatest of (A) the prime rate of Wells Fargo, (B) the federal funds rate plus ½ of 1.0%, and (C) the Adjusted Term SOFR Rate for an interest rate period of one month plus

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.0%, (ii) plus 1.25% to 2.25%, depending on the amount borrowed under the Credit Agreement. Principal amounts outstanding under the Credit Agreement are due and payable in full at maturity on June 2, 2027. All of the obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of EEH’s assets. Additional payments due under the Credit Agreement include paying a commitment fee of 0.375% to 0.50% per year, depending on the amount borrowed under the Credit Agreement, to the Lenders in respect of the unutilized commitments thereunder. EEH is also required to pay customary letter of credit fees.
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
The Credit Agreement contains customary affirmative covenants and defines events of default to include failure to pay principal or interest, breach of covenants, breach of representations and warranties, insolvency, judgment default and a change in control. Upon the occurrence and continuance of an event of default, the Lenders have the right to accelerate repayment of the loans and exercise their remedies with respect to the collateral. As of September 30, 2023, EEH was in compliance with the covenants under the Credit Agreement.
As of September 30, 2023, $700.4 borrowings were outstanding under the Credit Agreement, resulting in $1.0 billion of borrowing base availability. At December 31, 2022, $270.1 million and $250.0 million of borrowings were outstanding under the revolving tranche and the term loan tranche of the Credit Agreement, respectively.
For the three and nine months ended September 30, 2023, the interest rate on borrowings under the revolving tranche of the Credit Agreement averaged 8.28% and 7.82% per annum, respectively, which excluded commitment fees of $1.2 million and $2.8 million, respectively, and amortization of deferred financing costs of $1.2 million and $3.2 million, respectively. For the three and nine months ended September 30, 2022, the interest rate on borrowings under the Credit Agreement averaged 4.75% and 4.29% per annum, respectively, which excluded commitment fees of $1.0 million and $1.1 million, respectively, and amortization of deferred financing costs of $0.8 million and $2.4 million, respectively.
$3.7 million of costs associated with the revolving tranche of the Credit Agreement were capitalized during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company capitalized $6.8 million of costs associated with the revolving tranche of the Credit Agreement. There were no costs associated with the term loan tranche of the Credit Agreement to capitalize during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company capitalized $3.6 million and $15.2 million, respectively, of costs associated with the Credit Agreement. The Company’s policy is to capitalize the financing costs associated with its debt and amortize those costs on a straight-line basis over the term of the associated debt, which approximates the effective interest method over the term of the related debt.

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8.000% Senior Notes
As of September 30, 2023, there were $550.0 million in outstanding senior notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on April 15, 2027 with interest accruing at a rate of 8.000% per annum payable semi-annually in cash in arrears on April 15 and October 15 of each year. The 2027 Notes are guaranteed on a senior unsecured basis by Earthstone and four subsidiaries of EEH (the “Guarantors”) and the 2027 Notes may be guaranteed by certain of EEH’s future restricted subsidiaries. The 2027 Notes are unsecured, rank equally in right of payment with all existing and future senior unsecured indebtedness of EEH and the Guarantors, including the 2031 Notes, and rank senior in right of payment to any future subordinated indebtedness of EEH and the Guarantors. The 2027 Notes will rank effectively junior to all secured indebtedness of EEH and the Guarantors, including indebtedness under the Credit Agreement, to the extent of the value of the assets securing such indebtedness. The 2027 Notes will rank structurally junior in right of payment to all indebtedness and other liabilities, including trade payables, of any future subsidiary of EEH that are not guarantors. The indenture dated April 12, 2022 under which the 2027 Notes were issued also contains certain restrictive covenants, redemption rights, events of default and other customary provisions.
As of September 30, 2023, accrued interest of $20.3 million associated with the 2027 Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
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
As of September 30, 2023, accrued interest of $12.5 million associated with the 2031 Notes was included in Accrued expenses in the Condensed Consolidated Balance Sheets.
Note 11. Asset Retirement Obligations
The Company has asset retirement obligations associated with the future plugging and abandonment of oil and gas properties and related facilities. Revisions to the liability typically occur due to changes in the estimated abandonment costs, well economic lives, and the discount rate.
The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, 2023 (in thousands):

2023
Beginning asset retirement obligations	$30,559
Liabilities incurred	222
Liabilities settled	(1,727)
Acquisitions	1,844
Accretion expense	1,958
Divestitures	(843)
Revision of estimates	612
Ending asset retirement obligations	$32,625

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
As discussed in Note 5. Acquisitions and Divestitures, the Chisholm Acquisition was consummated on February 15, 2022, whereby the Company acquired the Chisholm Assets for a purchase price of $383.9 million in cash, net of customary purchase price adjustments, and approximately 19.4 million shares of Class A Common Stock. A Significant Shareholder was the majority owner of Chisholm as of the closing of the Chisholm Acquisition. The deferred payment of $70 million as of March 31, 2022 was paid on April 15, 2022 and included in Deferred acquisition payment – Chisholm in the Condensed Consolidated Balance Sheet as of March 31, 2022. The issuance of approximately 19.4 million shares of Class A Common Stock in connection with the closing of the Chisholm Acquisition was (1) approved by a majority of the voting power of all outstanding disinterested shares of the Common Stock and (2) increased the Significant Shareholder's beneficial ownership of Class A Common Stock from approximately 25% to 36% as of February 15, 2022. On April 10, 2023, 105,894 shares of Class A Common Stock were released to Earthstone from escrow and canceled in connection with the settlement of the Chisholm Acquisition.
As discussed in Note 5. Acquisitions and Divestitures, on June 14, 2023, EEH entered into the Novo Purchase Agreement. A Significant Shareholder is the majority owner of the Sellers.
Note 13. Commitments and Contingencies
Legal
George Assad, et al. v. EnCap Investments L.P., et al.: On September 12, 2022, a complaint (the “Complaint”) styled as a “derivative action” was filed in the Delaware Court of Chancery (the “Court”) by George Assad (the “plaintiff”) a purported holder of a small number of shares of Class A Common Stock against Earthstone, six of its 10 directors and EnCap Investments L.P. (“EnCap”), a principal stockholder. The Complaint alleges that a majority of Earthstone’s directors were conflicted and, along with EnCap, breached their fiduciary duties in approving the sale of shares of Series A Convertible Preferred Stock that is convertible into Class A Common Stock pursuant to the Securities Purchase Agreement dated as of January 30, 2022, by and among Earthstone and the Investors. The plaintiff requested the Court to declare that the defendants breached their fiduciary duties, award of unspecified monetary damages, including interest and costs, and/ or rescind the stock purchase transaction. On October 14, 2022, the defendants filed a motion to dismiss the amended Complaint. Oral argument with respect to defendants’ motion to dismiss occurred on July 18, 2023. On August 22, 2023, in response to Earthstone’s announcement that it had entered into a definitive merger agreement with Permian Resources Corporation, the Plaintiff filed an emergency motion to expedite the Plaintiff’s derivative suit. On August 29, 2023 a hearing was held and the Court denied Plaintiff’s motion to expedite. Earthstone believes the Complaint is completely without merit and intends to contest vigorously the allegations made therein and to seek reimbursement for its costs and expenses in so doing. Earthstone carries insurance for the claims asserted against it and the officer and director defendants in the Complaint, and the carrier has accepted coverage subject to applicable self-retentions and limits of liability. The Company does not expect this case to have a material adverse effect on the results of operations, financial position or cash flows of the Company.
From time to time, the Company may be involved in other various legal proceedings and claims in the ordinary course of business, none of which are reasonably expected to result in a material liability to the Company as of September 30, 2023.
Environmental and Regulatory
As of September 30, 2023, there were no known environmental or other regulatory matters related to the Company’s properties or operations that are reasonably expected to result in a material liability to the Company.
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
As of September 30, 2023 and December 31, 2022, current liabilities of $1.0 million and $1.8 million, respectively, are included in Other current liabilities in the Condensed Consolidated Balance Sheets related solely to current Texas Margin Tax payable.
During the nine months ended September 30, 2023, the Company recorded income tax expense of approximately $55.6 million comprised of (1) deferred federal income tax expense for Earthstone of $47.3 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $2.8 million as a result of its share of the distributable income from EEH and (3) income tax expense of $5.5 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, the Company recorded income tax expense of approximately $81.7 million comprised of (1) income tax expense for Earthstone of $70.0 million which included a deferred income tax expense of $74.5 million and a current income tax expense of $2.0 million, resulting from its share of the distributable income from EEH, offset by a $6.5 million release of valuation allowance, (2) a deferred income tax expense for Lynden US of $5.5 million as a result of its share of the distributable loss from EEH and (3) income tax expense of $6.2 million related to state taxes, which included a deferred income tax expense of $4.1 million and a current income tax expense of $2.1 million. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2022.
Note 15. Supplemental Disclosures
Accounts Payable
The following table summarizes the Company’s current accounts payable at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accounts payable related to vendors	$35,036	$76,044
Accounts payable related to severance taxes	14,317	10,380
Other	12,642	5,391
Total accounts payable	$61,995	$91,815

Revenue and Royalties Payable
The following table summarizes the Company’s revenues held in suspense and royalties payable at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Revenue held in suspense	$119,652	$101,838
Revenue and royalties payable	89,937	61,530
Total revenue and royalties payable	$209,589	$163,368

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accrued Expenses
The following table summarizes the Company’s current accrued expenses at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accrued capital expenditures	$84,353	$38,482
Accrued lease operating expenses	23,919	14,173
Accrued interest	37,864	10,995
Accrued general and administrative expense	10,114	7,351
Accrued ad valorem taxes	30,255	4,243
Other	34,861	5,698
Total accrued expenses	$221,366	$80,942

Supplemental Cash Flow Information
The following table provides supplemental disclosures of cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for:
Interest	$47,206	$17,485
Income taxes	$2,518	$625
Non-cash investing and financing activities:
Class A Common Stock issued in Chisholm Acquisition	$(1,361)	$249,515
Class A Common Stock issued in Bighorn Acquisition	$—	$77,757
Class A Common Stock issued in Titus Acquisition	$—	$53,574
Accrued capital expenditures	$102,039	$40,969
Lease asset additions - ASC 842	$1,818	$3,111
Asset retirement obligations	$833	$722

EARTHSTONE ENERGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 16. Subsequent Events
On October 23, 2023, the Board declared a cash dividend (the “Special Dividend”) of $0.1446 per share of Class A Common Stock and Class B Common Stock. The Special Dividend is payable on November 6, 2023, to shareholders of record as of October 31, 2023 who hold their shares through the closing of the Merger Agreement.
The Special Dividend is conditioned upon the closing of the Merger Agreement and is being declared in accordance with the terms of the Merger Agreement, which provides that (a) the record date of the Special Dividend will be the close of business on the business day immediately preceding the closing date of the Merger Agreement and (b) the Special Dividend will be paid three business days after the closing date of the Merger Agreement. Accordingly, the record date and payment date may change based on the actual closing date of the Merger Agreement.
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
As of September 30, 2023, outstanding common shares of Earthstone, along with the equal number of corresponding outstanding EEH Units, were approximately 140.7 million, consisting of 106.4 million shares of Class A common stock, par value $0.001 per share of Earthstone ("Class A Common Stock"), and 34.3 million shares of Class B common stock, par value $0.001 per share of Earthstone ("Class B Common Stock"). The following diagram indicates our simplified ownership structure as of the date of this report. This diagram is provided for illustrative purposes only and does not represent all legal entities affiliated with us.

Recent Developments
Permian Resources Merger Agreement
On August 21, 2023, Earthstone entered into an agreement and plan of merger (the “Merger Agreement”) with Permian Resources Corporation, a Delaware corporation (“PR”), Smits Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of PR (“PR Sub I”), Smits Merger Sub II LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PR (“PR Sub II”), and Permian Resources Operating, LLC, a Delaware limited liability company (“PR OpCo”), pursuant to which (i) PR Sub I will merge with and into Earthstone (the “Initial Company Merger”), with Earthstone surviving the Initial Company Merger as a wholly owned subsidiary of PR (the “Initial Surviving Corporation”), (ii) following the Initial Company Merger, the Initial Surviving Corporation will merge with and into PR Sub II (the “Subsequent Company Merger” and, together with the Initial Company Merger, the “Company Mergers”), with PR Sub II surviving the Subsequent Company Merger as a wholly owned subsidiary of PR (in such capacity, the “Surviving Company”), and (iii) following the Company Mergers, EEH will merge with and into PR OpCo (the “OpCo Merger,” and, collectively with the Company Mergers, the “Mergers”), with PR OpCo surviving the OpCo Merger.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Initial Company Merger (the “Initial Company Merger Effective Time”), by virtue of the Initial Company Merger, (i) each share of capital stock of PR Sub I issued and outstanding immediately prior to the Initial Company Merger Effective Time will be converted into and will represent one validly issued, fully paid and nonassessable share of Class A common stock, par value $0.01 per share, of the Initial Surviving Corporation, which will constitute the only outstanding shares of common stock of the Initial Surviving Corporation immediately following the Initial Company Merger Effective Time, (ii) each share of Class A Common Stock, issued and outstanding immediately prior to the Initial Company Merger Effective Time (excluding certain Excluded Shares (as defined in the Merger Agreement) will be converted automatically into the right to receive a number of validly issued, fully paid and nonassessable shares (the "Class A Merger Consideration") of PR's Class A common stock, par value $0.0001 per share (the “PR Class A Common Stock”), equal to 1.446 (the “Exchange Ratio”), with cash to be paid in lieu of fractional shares and (iii) each share of Class B Common Stock issued and outstanding immediately prior to the Initial Company Merger Effective Time (excluding certain Excluded Shares and Appraisal Shares (each as defined in the Merger Agreement)) will be converted automatically into the right to receive a number of validly issued, fully paid and nonassessable shares of PR’s Class C common stock, par value $0.0001 per share (the “PR Class C Common Stock” and, together with the PR Class A Common Stock, the “PR Common Stock”), equal to the Exchange Ratio.
At the effective time of the Subsequent Company Merger (the “Subsequent Company Merger Effective Time”), by virtue of the Subsequent Company Merger, (i) each share of capital stock of the Initial Surviving Corporation issued and outstanding immediately prior to the Subsequent Company Merger Effective Time will be converted into and will represent one validly issued, fully paid and nonassessable unit of the Surviving Company and (ii) each unit of PR Sub II will be unaffected by the Subsequent Company Merger and will remain outstanding as a unit of the Surviving Company.
On October 30, 2023, at the special meeting of stockholders of Earthstone, the stockholders of Earthstone approved the Merger Agreement and the transactions contemplated thereby, among other proposals. The parties to the Merger Agreement expect the Mergers to close on or about November 1, 2023, subject to other customary closing conditions. However, the consolidated financial information presented in this Quarterly Report has been prepared under the assumption that the Company will continue as a going concern for the next 12 months.
Special Cash Dividend
On October 23, 2023, the board of directors (the “Board”) of Earthstone declared a cash dividend (the “Special Dividend”) of $0.1446 per share of Class A Common Stock and Class B Common Stock. The Special Dividend is payable on November 6, 2023, to shareholders of record as of October 31, 2023 who hold their shares through the closing of the Merger Agreement.
The Special Dividend is conditioned upon the closing of the Merger Agreement and is being declared in accordance with the terms of the Merger Agreement, which provides that (a) the record date of the Special Dividend will be the close of business on the business day immediately preceding the closing date of the Merger Agreement and (b) the Special Dividend will be paid three business days after the closing date of the Merger Agreement. Accordingly, the record date and payment date may change based on the actual closing date of the Merger Agreement.
Novo Acquisition
On June 14, 2023, EEH, as purchaser, entered into (i) a Securities Purchase Agreement (the “Novo Purchase Agreement”) with Novo Oil & Gas Legacy Holdings, LLC (“Holdings”), Novo Intermediate, LLC (“Intermediate,” and together with Holdings, collectively, the “Sellers”) and Novo Oil & Gas Holdings, LLC (“Novo”), pursuant to which EEH would acquire 100% of the issued and outstanding equity interests (the “Subject Securities”) of Novo (the “Novo Acquisition”) and (ii) an Acquisition and Cooperation Agreement (the “Cooperation Agreement”) with Northern Oil and Gas, Inc. (“NOG”), pursuant to which NOG agreed to acquire, immediately after the closing of the Novo Acquisition, an undivided 1/3 interest in Novo’s oil and natural gas properties and related assets (the “Novo Assets”) acquired pursuant to the Novo Purchase Agreement (the “Novo Divestiture” and, together with the Novo Acquisition, the “Novo Transactions”).
On August 15, 2023, the transactions contemplated in the Novo Purchase Agreement were consummated whereby EEH acquired the Subject Securities for aggregate cash consideration of approximately $1.4 billion, net of customary preliminary purchase price adjustments and subject to final post-closing settlement between EEH and the Sellers (which included a $112.5 million cash deposit previously paid into escrow by EEH and NOG upon execution of the Novo Purchase Agreement and the Cooperation Agreement), which was funded with a combination of cash on hand (including cash proceeds received pursuant to the Novo Divestiture) and borrowings under the Credit Agreement.
Prior to the Novo Acquisition, EnCap Investments L.P. and certain of its affiliates (collectively, “EnCap”) owned all of the Subject Securities and, as of the date of the closing of the Acquisition, EnCap beneficially owned approximately 39.9% of the outstanding voting power of Earthstone. Three of Earthstone’s directors are employed by EnCap. The Novo Purchase Agreement and the Novo Acquisition contemplated thereby were previously evaluated and approved by the conflicts committee of the Board.
Additionally, on August 15, 2023, immediately after the completion of the Novo Acquisition, the Novo Divestiture was completed whereby EEH received approximately $468.4 million in cash, net of customary preliminary purchase price adjustments and subject to final post-closing settlement between EEH and NOG (which included a $37.5 million cash deposit previously paid into escrow by NOG upon the execution of the Cooperation Agreement) from NOG pursuant to the Cooperation Agreement in exchange for the transfer to NOG of an undivided one-third interest in the Novo Assets.
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

The 2031 Notes Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which EEH and the Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act").
The Offering was made pursuant to an offering memorandum dated June 27, 2023 and closed on June 30, 2023. The 2031 Notes were issued at a price of 97.968% of their principal amount, resulting in net proceeds to EEH of approximately $482.3 million (after deducting underwriting discounts and commissions, but before offering expenses). EEH used the net proceeds from the Offering to fund a portion of the purchase price of the Novo Acquisition. The 2031 Notes and the Guarantees were offered and sold in a transaction exempt from the registration requirements of the Securities Act. The 2031 Notes and the Guarantees were resold to persons reasonably believed to be qualified institutional buyers under Rule 144A of the Securities Act and outside the United States to non-U.S. persons in compliance with Regulation S of the Securities Act.
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
Credit Agreement
On July 7, 2023, but effective as of the closing of the Novo Transactions on August 15, 2023, Earthstone, as Parent, EEH, as Borrower, the guarantors party thereto, the lenders party thereto (the “Lenders”) and Wells Fargo Bank, National Association (“Wells Fargo”) as Administrative Agent and Issuing Bank, entered into that certain Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), which amends that certain Credit Agreement, dated as of November 21, 2019, by and among EEH, as Borrower, Earthstone, as Parent, Wells Fargo, as Administrative Agent and Issuing Bank, the Lenders party thereto and the documentation agents party thereto (as amended by the Ninth Amendment and as further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Among other things, the Ninth Amendment (i) added JPMorgan Chase Bank, N.A. and Citibank N.A. as new Lenders, arrangers, and documentation agents for the Lenders under the Credit Agreement, (ii) increased the aggregate elected borrowing base commitments from $1.40 billion to $1.75 billion, and (iii) increased the borrowing base from $1.65 billion to $2.0 billion.
Natural Gas Takeaway Capacity
The Permian Basin has been experiencing a lack of sufficient pipeline transportation that is connected to markets which are purchasing the gas. This has resulted in negative gas prices at times, whereby the seller actually pays the purchaser to take the gas. If these depressed or inverted natural gas prices continue in the region, our natural gas revenues will continue to be negatively impacted.
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
Operations Update
We operated a five-rig drilling program during the third quarter of 2023 with four rigs in the Delaware Basin and one in the Midland Basin.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2023.
Recent Accounting Pronouncements
There were no recent accounting pronouncements during the nine months ended September 30, 2023 that are expected to have a material impact on our financial statements.

Results of Operations
Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change
Sales volumes:
Oil (MBbl)	4,435	3,566	24%
Natural gas (MMcf)	20,433	16,514	24%
Natural gas liquids (MBbl)	2,920	2,360	24%
Barrels of oil equivalent (MBoe)	10,761	8,678	24%
Average Daily Production (Boepd)	116,967	94,329	24%

Average prices:
Oil (per Bbl)	$82.65	$93.12	(11)%
Natural gas (per Mcf)	$1.92	$6.90	(72)%
Natural gas liquids (per Bbl)	$23.96	$36.23	(34)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$80.37	$83.75	(4)%
Natural gas ($/Mcf)	$1.34	$5.36	(75)%
Natural gas liquids ($/Bbl)	$23.96	$36.23	(34)%

(In thousands)
Oil revenues	$366,574	$332,036	10%
Natural gas revenues	$39,275	$113,937	(66)%
Natural gas liquids revenues	$69,967	$85,522	(18)%

Lease operating expense	$101,156	$75,829	33%
Production and ad valorem taxes	$38,419	$40,219	(4)%
Depreciation, depletion and amortization	$123,059	$90,880	35%

General and administrative expense (excluding stock-based compensation)	$11,984	$10,866	10%
Stock-based compensation - equity and liability awards	$14,524	$3,322	337%
General and administrative expense	$26,508	$14,188	87%

Exploration expense	$488	$2,248	NM
Gain on sale of oil and gas properties	$1,290	$14,803	NM
Interest expense, net	$(34,232)	$(20,988)	63%

Unrealized (loss) gain on derivative contracts	$(22,996)	$119,209	(119)%
Realized loss on derivative contracts	$(22,051)	$(58,923)	(63)%
(Loss) gain on derivative contracts, net	$(45,047)	$60,286	(175)%

Income tax expense	$(18,930)	$(60,518)	(69)%
NM – Not Meaningful

Results of Operations Highlights
The Novo Acquisition, Titus Acquisition, Bighorn Acquisition and Chisholm Acquisition (collectively, the “Acquisitions”) have had a significant impact on our results of operations for the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022. Below is a discussion highlighting the impact of our recent Acquisitions.
Oil revenues
For the three months ended September 30, 2023, oil revenues increased by $34.5 million, or 10%, relative to the comparable period in 2022. Of the increase, $71.8 million was attributable to an increase in sales volume, partially offset by $37.3 million attributable to a decrease in our realized price. Our average realized price per Bbl decreased from $93.12 for the three months ended September 30, 2022 to $82.65, or 11%, for the three months ended September 30, 2023. Additionally, we had a net increase in the volume of oil sold of 869 MBbls, or 24%, primarily resulting from the wells acquired in the Titus Acquisition and the Novo Acquisition, partially offset by natural declines in our other wells.
Natural gas revenues
For the three months ended September 30, 2023, natural gas revenues decreased by $74.7 million, or 66%, relative to the comparable period in 2022. Of the decrease, $82.2 million was attributable to a decrease in realized price, partially offset by a $7.5 million increase in sales volume. Our average realized price per Mcf decreased 72% from $6.90 for the three months ended September 30, 2022 to $1.92 for the three months ended September 30, 2023. The total volume of natural gas sold increased 3,919 MMcf, or 24%, primarily resulting from the wells acquired in the Titus Acquisition and the Novo Acquisition, partially offset by natural declines in our other wells.
Natural gas liquids revenues
For the three months ended September 30, 2023, natural gas liquids revenues decreased by $15.6 million, or 18%, relative to the comparable period in 2022. Of the decrease, $29.0 million was attributable to a decrease in our realized price resulting from a 34% decrease in our average realized price of $23.96 for the three months ended September 30, 2023 from $36.23 for the three months ended September 30, 2022, partially offset by a $13.4 million increase in sales volumes. The volume of natural gas liquids sold increased by 560 MBbls, or 24%, primarily resulting from the wells acquired in the Titus Acquisition and the Novo Acquisition, partially offset by natural declines in our other wells.
Lease operating expense (“LOE”)
LOE increased by $25.3 million, or 33%, for the three months ended September 30, 2023 relative to the comparable period in 2022, due to a $24.4 million increase resulting from the LOE of the properties acquired in the Titus Acquisition and the Novo Acquisition and a $0.9 million increase resulting from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the three months ended September 30, 2023 decreased by $1.8 million, or 4%, relative to the comparable period in 2022 due to a $7.0 million decrease related to lower commodity prices, partially offset by an $5.2 million increase resulting from wells acquired in the Titus Acquisition and the Novo Acquisition.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the three months ended September 30, 2023 increased by $32.2 million, or 35%, relative to the comparable period in 2022, primarily due to a $22.8 million increase in DD&A primarily resulting from production volumes from the wells acquired in the Titus Acquisition and the Novo Acquisition and a $9.3 million increase resulting from new wells coming online.
General and administrative expense (“G&A”)
G&A for the three months ended September 30, 2023 increased by $12.3 million, or 87%, relative to the comparable period in 2022, primarily due to an $11.2 million increase in stock-based compensation expense, a $0.7 million increase in payroll and employee costs associated with increased headcount and a $0.4 million increase primarily due to higher professional fees resulting from overall increased acquisition and operating activities.

Exploration expense
During the three months ended September 30, 2023, we incurred $0.5 million in expenses associated with a well that was plugged and abandoned due to mechanical failure. No such expenses were incurred during the three months ended September 30, 2022.
Gain on sale of oil and gas properties
During the three months ended September 30, 2023, we sold certain non-core properties for approximately $1.3 million in cash, resulting in net gains of approximately $1.3 million. During the three months ended September 30, 2022, we sold certain non-core properties for approximately $26.2 million in cash, resulting in net gains of approximately $14.8 million. See Note 5. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense increased from $21.0 million for the three months ended September 30, 2022 to $34.2 million for the three months ended September 30, 2023, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the issuance of $500 million of 9.875% Senior Notes in June 2023. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loss on derivative contracts, net
For the three months ended September 30, 2023, we recorded a net loss on derivative contracts of $45.0 million, consisting of unrealized mark-to-market losses of $23.0 million related to our commodity hedges and net realized losses on settlements of our commodity hedges of $22.0 million. For the three months ended September 30, 2022, we recorded a net gain on derivative contracts of $60.3 million, consisting of unrealized mark-to-market gains of $119.2 million related to our commodity hedges along with net realized losses on settlements of our commodity hedges of $58.9 million.
Income tax expense
During the three months ended September 30, 2023, we recorded income tax expense of approximately $18.9 million comprised of (1) deferred federal income tax expense for Earthstone of $16.3 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $1.0 million as a result of its share of the distributable income from EEH and (3) income tax expense of $1.6 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the three months ended September 30, 2023.

Results of Operations
Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change
Sales volumes:
Oil (MBbl)	12,602	7,569	66%
Natural gas (MMcf)	55,551	36,567	52%
Natural gas liquids (MBbl)	7,900	5,229	51%
Barrels of oil equivalent (MBoe)	29,761	18,892	58%
Average Daily Production (Boepd)	109,016	69,203	58%

Average prices:
Oil (per Bbl)	$77.68	$99.93	(22)%
Natural gas (per Mcf)	$1.62	$6.37	(75)%
Natural gas liquids (per Bbl)	$24.06	$40.31	(40)%

Average prices adjusted for realized derivatives settlements:
Oil ($/Bbl)	$76.38	$83.44	(8)%
Natural gas ($/Mcf)	$1.38	$5.15	(73)%
Natural gas liquids ($/Bbl)	$24.06	$40.31	(40)%

(In thousands)
Oil revenues	$978,949	$756,420	29%
Natural gas revenues	$89,942	$233,020	(61)%
Natural gas liquids revenues	$190,069	$210,756	(10)%

Lease operating expense	$276,736	$147,974	87%
Production and ad valorem taxes	$103,377	$87,729	18%
Impairment expense	$854	$—	NM
Depreciation, depletion and amortization	$343,799	$191,669	79%

General and administrative expense (excluding stock-based compensation)	$37,102	$25,459	46%
Stock-based compensation - equity and liability awards	$26,977	$15,112	79%
General and administrative expense	$64,079	$40,571	58%

Transaction costs	$1,904	$12,118	(84)%
Exploration expense	$7,036	$2,340	NM
Gain on sale of oil and gas properties	$47,404	$14,803	NM
Interest expense, net	$(79,180)	$(42,931)	84%
Write-off of deferred financing costs	$(5,109)	$—	NM

Unrealized (loss) gain on derivative contracts	$(82,326)	$28,607	(388)%
Realized loss on derivative contracts	$(29,494)	$(169,708)	(83)%
Loss on derivative contracts, net	$(111,820)	$(141,101)	(21)%

Income tax expense	$(55,584)	$(81,673)	(32)%
NM – Not Meaningful

Oil revenues
For the nine months ended September 30, 2023, oil revenues increased by $222.5 million, or 29%, relative to the comparable period in 2022. Of the increase, $391.0 million was attributable to an increase in volume, partially offset by $168.5 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased from $99.93 for the nine months ended September 30, 2022 to $77.68, or 22%, for the nine months ended September 30, 2023. Additionally, we had a net increase in the volume of oil sold of 5,033 MBbls, or 66%, primarily resulting from the wells acquired in the Acquisitions, partially offset by natural declines in our other wells.
Natural gas revenues
For the nine months ended September 30, 2023, natural gas revenues decreased by $143.1 million, or 61%, relative to the comparable period in 2022. Of the decrease, $173.8 million was attributable to a decrease in realized prices, partially offset by $30.7 million due to increased sales volume. Our average realized price per Mcf decreased 75% from $6.37 for the nine months ended September 30, 2022 to $1.62 for the nine months ended September 30, 2023. The total volume of natural gas sold increased 18,984 MMcf, or 52%, primarily resulting from the wells acquired in the Acquisitions, partially offset by natural declines in our other wells.
Natural gas liquids revenues
For the nine months ended September 30, 2023, natural gas liquids revenues decreased by $20.7 million, or 10%, relative to the comparable period in 2022. Of the decrease, $64.3 million was attributable to increased volume, partially offset by $85.0 million attributable to a decrease in our realized prices. Our average realized price per Bbl decreased 40% from $40.31 for the nine months ended September 30, 2022 to $24.06 for the nine months ended September 30, 2023. The volume of natural gas liquids sold increased by 2,671 MBbls, or 51%, primarily resulting from the wells acquired in the Acquisitions, partially offset by natural declines in our other wells.
Lease operating expense (“LOE”)
LOE increased by $128.8 million, or 87%, for the nine months ended September 30, 2023 relative to the comparable period in 2022, due to a $80.1 million increase resulting from the LOE of the properties acquired in the Acquisitions and a $48.7 million increase resulting from both higher production volumes from new wells coming online and inflationary factors experienced in the current year period.
Production and ad valorem taxes
Production and ad valorem taxes for the nine months ended September 30, 2023 increased by $15.6 million, or 18%, relative to the comparable period in 2022 due to a $29.4 million increase resulting from the properties acquired in the Acquisitions, partially offset by a $13.8 million decrease related to our other wells resulting from lower commodity prices.
Impairment expense
During the nine months ended September 30, 2023, we recorded non-cash impairment charges of $0.9 million to our oil and natural gas properties due to acreage expirations in our non-core operating areas. No impairments were recorded to our oil and natural gas properties during the nine months ended September 30, 2022.
Depreciation, depletion and amortization (“DD&A”)
DD&A for the nine months ended September 30, 2023 increased by $152.1 million, or 79%, relative to the comparable period in 2022 primarily due to a $98.2 million increase in DD&A related to the assets acquired in the Acquisitions and a $53.9 million increase in DD&A driven by higher production volumes and increased depletable costs related to the development of our properties.
General and administrative expense (“G&A”)
G&A for the nine months ended September 30, 2023 increased by $23.5 million, or 58%, relative to the comparable period in 2022, primarily due to an $11.9 million increase in stock-based compensation, a $7.7 million increase in payroll and employee costs associated with increased headcount and a $3.9 million increase related to professional fees due to overall increased acquisition and operating activities.

Transaction Costs
For the nine months ended September 30, 2023, transaction costs decreased by $10.2 million primarily due to legal and professional fees associated with the Chisholm Acquisition in the prior year period.
Exploration expense
During the nine months ended September 30, 2023, we incurred $7.0 million in expenses primarily associated with a well that was plugged and abandoned due to mechanical failure. No material Exploration expense was incurred during the nine months ended September 30, 2022.
Gain on sale of oil and gas properties, net
During the nine months ended September 30, 2023, we sold certain non-core properties for approximately $57.4 million in cash, resulting in net gains of approximately $47.4 million. During the nine months ended September 30, 2022, we sold certain non-core properties for approximately $26.2 million in cash, resulting in net gains of approximately $14.8 million. See Note 5. Acquisitions and Divestitures in the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest expense, net
Interest expense increased from $42.9 million for the nine months ended September 30, 2022 to $79.2 million for the nine months ended September 30, 2023, due to higher average borrowings outstanding compared to the prior year period primarily resulting from borrowings related to the Acquisitions resulting from the issuance of $550 million of 8.000% Senior Notes issued in April 2022, the issuance of $500 million of 9.875% Senior Notes in June 2023 and higher interest rates on borrowings under the Credit Agreement. See Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements.
Write-off of deferred financing costs
On March 30, 2023, we settled the $250.0 million term loan tranche of borrowings under the Credit Agreement through an elected revolving commitment and $5.1 million of remaining unamortized deferred financing costs were written off.
Loss on derivative contracts, net
For the nine months ended September 30, 2023, we recorded a net loss on derivative contracts of $111.8 million, consisting of unrealized mark-to-market losses of $82.3 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $29.5 million. For the nine months ended September 30, 2022, we recorded a net loss on derivative contracts of $141.1 million, consisting of unrealized mark-to-market gains of $28.6 million related to our commodity hedges, along with net realized losses on settlements of our commodity hedges of $169.7 million.
Income tax expense
During the nine months ended September 30, 2023, we recorded income tax expense of approximately $55.6 million comprised of (1) deferred federal income tax expense for Earthstone of $47.3 million resulting from its share of the distributable income from EEH, (2) a deferred federal income tax expense for Lynden US of $2.8 million as a result of its share of the distributable income from EEH and (3) income tax expense of $5.5 million related to both current and deferred state income taxes. Lynden Corp incurred no material income or loss, or related income tax expense or benefit, for the nine months ended September 30, 2023.
Liquidity and Capital Resources
Sources and Uses of Cash
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

Working Capital
Working capital (presented below) was a deficit of $307.7 million as of September 30, 2023. Of the $307.7 million working capital deficit, $60.1 million relates to the working capital acquired, as well as activity through September 30, 2023, related to the Novo Acquisition and $48.8 million relates to our derivative contracts expected to settle in the next 12 months (subsequent to September 30, 2023) resulting from increased oil price futures as of September 30, 2023. However, commodity hedges are settled in proximity of the receipt of the revenues to which they relate. Additionally, we are hedged at less than 100% of our production. As such, our commodity hedges are expected to settle at an amount less than the additional revenues received as a result of increased commodity prices. When the changes related to the Novo Acquisition and commodity hedges are removed, the remaining working capital deficit of $198.7 million is $0.85 billion less than our available borrowings as of September 30, 2023 of $1.05 billion. The components of working capital are presented below:

	September 30,	December 31,
(In thousands)	2023	2022
Current assets:
Cash and cash equivalents	$16,592	$—
Accounts receivable:
Oil, natural gas, and natural gas liquids revenues	177,353	161,531
Joint interest billings and other, net of allowance of $19 and $19 at September 30, 2023 and December 31, 2022, respectively	32,574	34,549
Derivative asset	1,542	31,331
Prepaid expenses and other current assets	40,323	18,854
Total current assets	268,384	246,265

Current liabilities:
Accounts payable	$61,995	$91,815
Revenues and royalties payable	209,589	163,368
Accrued expenses	221,366	80,942
Asset retirement obligation	415	948
Derivative liability	50,369	14,053
Advances	6,338	7,312
Operating lease liabilities	923	842
Finance lease liabilities	1,359	802
Other current liabilities	23,689	16,202
Total current liabilities	576,043	376,284

Working Capital	$(307,659)	$(130,019)

Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2023 increased to $761.9 million compared to $703.2 million for the nine months ended September 30, 2022, primarily due to the impact of oil and natural gas property acquisitions and the timing of payments and receipts partially offset by the cash settlement of derivative contracts compared to the prior year period.
Cash Flows from Investing Activities
Cash flows used in investing activities of $1,390.4 million for the nine months ended September 30, 2023 consisted of $927.1 million primarily related to the Novo Acquisition and $517.6 million related to the execution of our 2023 drilling program, partially offset by $57.4 million in proceeds related to the divestiture of certain non-core properties.
Cash Flows from Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2023 decreased to $645.1 million from $1.112 billion primarily resulting from lower acquisition financing activities and higher cash provided by operating activities.

Capital Expenditures
Our accrual basis capital expenditures for the three and nine months ended September 30, 2023 were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Drilling and completions	$186,078	$561,164
Leasehold costs	5,633	7,259
Total capital expenditures	$191,711	$568,423

Hedging Activities
The following table sets forth our outstanding derivative contracts at September 30, 2023. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil	653,200	$74.25
Q1 - Q4 2024	Crude Oil	1,719,600	$76.28
Q4 2023	Crude Oil Basis Swap (1)	2,346,000	$0.92
Q4 2023	Natural Gas	1,150,000	$3.35
Q4 2023	Natural Gas Basis Swap (2)	12,880,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil Costless Collar	1,122,400	$62.58	$84.84
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q4 2023	Natural Gas Costless Collar	7,090,400	$3.00	$4.91
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2023	Crude Oil	395,600	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04
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
The following is a summary of our open oil and natural gas derivative contracts as of September 30, 2023:

	Price Swaps
Period	Commodity	Volume (Bbls / MMBtu)	Weighted Average Price ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil	653,200	$74.25
Q1 - Q4 2024	Crude Oil	1,719,600	$76.28
Q4 2023	Crude Oil Basis Swap (1)	2,346,000	$0.92
Q4 2023	Natural Gas	1,150,000	$3.35
Q4 2023	Natural Gas Basis Swap (2)	12,880,000	$(1.67)
Q1 - Q4 2024	Natural Gas Basis Swap (2)	36,600,000	$(1.05)
Q1 - Q4 2025	Natural Gas Basis Swap (2)	14,600,000	$(0.74)
(1)The basis differential price is between WTI Midland Crude and the WTI NYMEX.
(2)The basis differential price is between W. Texas (WAHA) and the Henry Hub NYMEX.

	Costless Collars
Period	Commodity	Volume (Bbls / MMBtu)	Bought Floor ($/Bbl / $/MMBtu)	Sold Ceiling ($/Bbl / $/MMBtu)
Q4 2023	Crude Oil Costless Collar	1,122,400	$62.58	$84.84
Q1 - Q4 2024	Crude Oil Costless Collar	732,000	$60.00	$76.01
Q4 2023	Natural Gas Costless Collar	7,090,400	$3.00	$4.91
Q1 - Q4 2024	Natural Gas Costless Collar	14,640,000	$2.56	$4.51

	Premium Puts
Period	Commodity	Volume (Bbls / MMBtu)	$/Bbl (Put Price)	$/Bbl (Net of Premium)
Q4 2023	Crude Oil	395,600	$70.00	$64.54
Q1 - Q4 2024	Crude Oil	915,000	$65.00	$60.04

Changes in fair value of commodity derivative instruments are reported in earnings in the period in which they occur. Our open commodity derivative instruments were in a net liability position with a fair value of $55.9 million at September 30, 2023. Based on the published commodity futures price curves for the underlying commodity as of September 30, 2023, a 10% increase in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to decrease by approximately $16.1 million to an overall net liability position of $39.8 million. A 10% decrease in per unit commodity prices would cause the total fair value of our commodity derivative financial instruments to increase by approximately $16.1 million to an overall net liability position of $72.0 million. There would also be a similar increase or decrease in loss on derivative contracts, net in the Condensed Consolidated Statements of Operations.
Interest Rate Sensitivity
From time to time, we are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are based on SOFR and the prime rate and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
At September 30, 2023, the outstanding borrowings under the Credit Agreement were $700.4 million bearing interest at rates described in Note 10. Long-Term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements. Fluctuations in interest rates will cause our interest costs to fluctuate. At September 30, 2023, the weighted average interest rate on borrowings under the Credit Agreement was 7.979% per year. If borrowings were to remain constant, a 10% change in interest rates would impact our future cash flows by approximately $5.6 million per year.
Disclosure of Limitations
Because the information above included only those exposures that existed at September 30, 2023, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to commodity price fluctuations and interest expense incurred with respect to interest rate fluctuations will depend on the exposures that arise during future periods.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and claims in the ordinary course of business. The Company’s threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million. As of September 30, 2023, and through the filing date of this report, we do not believe the ultimate resolution of any such actions or potential actions of which we are currently aware will have a material effect on our consolidated financial position or results of operations.
See Note 13. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which is incorporated herein by reference.
Item 1A. Risk Factors
Due to our proposed Merger with PR, there have been material additions to the risk factors included under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. For a complete discussion of the Company’s risk factors, refer to the risk factors included under Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the following risk factors:
We will be subject to business uncertainties while the Mergers are pending, which could adversely affect our businesses.
Uncertainty about the effect of the Mergers on our officers, employees and those that do business with us may have an adverse effect to the Company. These uncertainties may impair our ability to retain and motivate key personnel until the Mergers are completed and for a period of time thereafter, and could cause those that transact with us to consider changing their existing business relationships with us. Employee retention at the Company may be challenging during the pendency of the Mergers, as employees may experience uncertainty about their roles.
In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of PR, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Mergers. These restrictions may prevent us from pursuing what may be advantageous business opportunities or adjusting our capital expenditure plan prior to the completion of the Mergers.
Because the exchange ratio in the Merger Agreement is fixed and because the market price of PR Class A Common Stock will fluctuate prior to the completion of the Merger, our stockholders cannot be sure of the market value of the PR Class A Common Stock they will receive as consideration in the Initial Company Merger.
Under the terms of the Merger Agreement, if the Initial Company Merger is completed, at the effective time of the Initial Company Merger, holders of Class A Common Stock will receive consideration consisting of 1.446 shares of PR Class A Common Stock for each share of Class A Common Stock. The Exchange Ratio is fixed, and under the Merger Agreement there will be no adjustment to the Merger Consideration for changes in the market price of PR Class A Common Stock or Class A Common Stock prior to the completion of the Initial Company Merger.
If the Initial Company Merger is completed, there will be a lapse of time between the date on which the Merger Agreement was signed and the date on which our stockholders who are entitled to receive the Merger Consideration actually receive the Merger Consideration. The respective market values of PR Class A Common Stock and Class A Common Stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of PR’s business and the perceived advantages of the Mergers. Such factors are difficult to predict and in most cases are beyond the control of PR and us. The actual value of the Merger Consideration to be received by our stockholders at the completion of the Initial Company Merger will depend on the market value of PR Class A Common Stock at that time. This market value may differ, possibly materially, from the market value of PR Class A Common Stock at the time the Merger Agreement was entered into and at any other time.
The Merger Agreement subjects us to restrictions on our business activities prior to the Initial Company Merger Effective Time.
The Merger Agreement subjects us to restrictions on our business activities prior to the Initial Company Merger Effective Time. The Merger Agreement obligates us to generally use reasonable best efforts to conduct our business in the ordinary course, including by using reasonable best efforts to preserve substantially intact our present business organization, goodwill and assets and preserve our existing relationships with our significant customers, suppliers, governmental regulators and others having significant dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the Initial Company Merger Effective Time and are outside the ordinary course of business.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that may discourage third parties from submitting competing proposals that might result in greater value to our stockholders than the Mergers, or may preclude in a potential competing acquirer of the Company proposing to propose a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
Shares of PR Common Stock received by our stockholders as a result of the Mergers will have different rights from shares of our Common Stock.
Upon completion of the Mergers, our stockholders will no longer be stockholders of Earthstone, and our stockholders who receive the Merger Consideration will become PR stockholders, and their rights as PR stockholders will be governed by the terms of PR’s charter and bylaws. There are differences between the current rights of our stockholders and the rights to which such stockholders will be entitled as PR stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
We sold no unregistered equity securities during the nine months ended September 30, 2023.
Repurchase of Equity Securities
The following table sets forth information regarding our acquisition of shares of Class A Common Stock for the periods presented:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 2023	—	$—	—	—
August 2023	—	—	—	—
September 2023	48,870	$20.24	—	—
(1)All of the shares were surrendered by employees (via net settlement) in satisfaction of tax obligations upon the vesting of restricted stock unit awards and performance unit awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of August 21, 2023, among Permian Resources Corporation, Smits Merger Sub I Inc., Smits Merger Sub II LLC, Permian Resources Operating, LLC, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 22, 2023).	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act		X
32.2	Certification of the Executive Vice President - Accounting and Administration pursuant to Section 906 of the Sarbanes-Oxley Act		X
101	Interactive Data Files (formatted as Inline XBRL).	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHSTONE ENERGY, INC.

Date:	October 31, 2023	By:	/s/ Tony Oviedo
Tony Oviedo
Executive Vice President – Accounting and Administration